Form 10QSB
period 1999-06-30
VERMILLION VENTURES INC
filed 2000-05-30
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                Commission File No.  33-13674-LA

                    VERMILLION VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                          68-0121636
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)

   5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
            (Address of principal executive offices)

                         (801) 269-9500
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State  the number of shares outstanding of each of the  issuer's
classes  of common equity, as May 23, 2000:   116,044 shares  of
common stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format:  Yes [   ]  No [ X ]

Documents incorporated by reference:  None

                           FORM 10-QSB
                    VERMILLION VENTURES, INC.

                              INDEX

                                                       Page

PART I.       Financial Information                       3

              Unaudited Condensed Balance Sheets as
              of June 30, 1999                            4

              Unaudited Condensed Statements of
              Operations as of June 30, 1999              5

              Unaudited Condensed Statements of Cash
              Flows as of June 30, 1999                   6

              Notes to Unaudited Consolidated
              Financial Statements                        7

              Management's Discussion and Analysis of
              Financial Condition or Plan of Operation    11

PART II.      Other Information                           11

              Signatures                                  12

                             PART I.
                      Financial Information

     In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS



                                           June 30,  December 31,
                                             1999         1998
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                       $    2,100   $    2,100
                                          ___________  ___________
        Total Current Liabilities              2,100        2,100
                                         ___________  ___________

COMMITMENTS AND CONTINGENCIES                      -            -
                                         ___________  ___________
STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 500,000,000
   shares authorized, 116,044 shares issued
   and outstanding                               116          116
  Capital in Excess of Par                    19,984       19,984
  Retained deficit (since Quasi-
   Reorganization in which a deficit of
   $703,761, as of January 1, 1996
   was eliminated)                                 -            -
  Deficit accumulated during the development
   stage                                     (22,200)     (22,200)
                                         ___________  ___________

Total Stockholders' (Deficit)                (2,100)      (2,100)
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________



Note: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               Cumulative from
                                                            the Re-entering of
                                                             Development Stage
                            For the        For the              on January 1,
                         Three Months     Six Months            1996 through
                        Ended June 30,   Ended June 30,            June 30,
                 __________________________________________
                         1999    1998     1999       1998            1999
                 ___________________________________________________________
REVENUE:
  Sales                $    -  $    -   $    -      $   -         $     -
                 ___________________________________________________________

      Total Revenue         -       -        -          -               -
                 ___________________________________________________________

EXPENSES:
  General and
   administrative           -       -        -          -          22,200
                 __________________________________________________________

      Total Expenses        -       -        -          -          22,200
                 __________________________________________________________

LOSS FROM OPERATIONS        -       -        -          -         (22,200)

CURRENT INCOME TAXES        -       -        -          -               -

DEFERRED INCOME TAX         -       -        -          -               -
                 _________________________________________________________

NET LOSS               $    -  $    -   $    -     $    -        $(22,200)
                 _________________________________________________________

LOSS PER SHARE         $    -  $    -   $    -     $    -        $   (.24)
                 _________________________________________________________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               Cumulative from
                                                             the Re-entering of
                                                             Development Stage
                                         For the Six months    on January 1,
                                           Ended June 30,      1996 through
                                      _______________________    June 30,
                                           1999       1998         1999
                                      _______________________________________
Cash Flows From Operating Activities:
  Net loss                                 $   -     $   -        $(22,200)
Adjustments to reconcile net loss to
    net cash used by operating activities:
    Stock Issued for services                  -         -          20,000
    Expenses paid by capital contributions     -         -             100
    Changes in assets and liabilities:
      Increase in accounts payable             -         -           2,100
                                       _____________________________________
      Net Cash (Used) by
        Operating Activities                   -         -               -
                                       _____________________________________
Cash Flows From Investing Activities:
                                               -         -               -
                                       _____________________________________
      Net Cash (Used) by
        Investing Activities                   -         -               -
                                        ____________________________________
Cash Flows From Financing Activities:
                                               -         -               -
                                        ____________________________________
        Net Cash Provided by
          Financing Activities                 -         -               -
                                        ____________________________________
Net Increase in Cash                           -         -               -

Cash at Beginning of the Year                  -         -               -
                                        ____________________________________
Cash at End of the Year                 $      -  $      -        $      -
                                        ____________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                            $      -  $      -        $      -
    Income taxes                        $      -  $      -        $      -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the Six months ended June 30, 1999:
  None

  For the Six months ended June 30, 1998:
  None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Vermillion Ventures, Inc. (the Company) was organized under the laws of the State of Nevada on March 23, 1987. The Company was formed to acquire other operating corporate entities. On March 15, 1988 The Company acquired all of the outstanding stock of BMC Incorporated (BMC) by issuing 129,000,000 shares of common stock. BMC was unsuccessful in its satellite bingo operations and was dissolved. During 1996, Management determined it was in the best interest of the Company to discontinue its previous operations. The Company is considered to have re-entered into a new development stage on January 1,1996. Because the Company discontinued its previous operations and is seeking new potential business opportunities, the Company adopted quasi-reorganization accounting procedures to provide the Company a "fresh-start" for accounting purposes.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7.

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 8].

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - QUASI-REORGANIZATION

  Subsequent to December 31, 1999 the shareholders of the Company approved to adopted quasi-reorganization accounting procedures. Quasi-reorganization accounting allowed the Company to eliminate its previous retained (deficit) of $701,761 against additional paid-in capital. Therefore, the adoption of quasi-reorganization accounting procedures gave the Company a "fresh start" for accounting purposes. The Company is also considered as re-entering a new development stage on January 1, 1996, as it discontinued all of its previous bingo operations. These financial statements have been restated to reflect the change.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at June 30, 1999, unused operating loss carryforwards of approximately $22,200, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $7,500) at June 30, 1999 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $0 for the six months ended June 30, 1999).

NOTE 4 - COMMON STOCK

  On  April  29,  1997 the company issued 66,667  shares  of  its previously  authorized but unissued common stock  for  services
  rendered  valued  at $20,000 (or $.30 per  share).   The  stock
  issuance resulted in a change of control of the Company.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

NOTE 6 - COMMENTS AND CONTINGENCIES

  Management believes that the Company is not liable for any existing liabilities related to its former discontinued operations. The Company is not currently named nor is it aware of any such claims or suits against the Company. No amounts have been reflected or accrued in these financial statements for any contingent liability.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has incurred losses since its inception. Further, the Company has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended June 30, 1999 and 1999 and for the period from the re-entering of development stage on January 1, 1996 through June 30, 1999:

                                                              Cumulative from
                                                            the Re-entering of
                          For the Three   For the Six        Development Stage
                          Months Ended    Six Months Ended     on January 1,
                            June 30,         June 30,           1996 through
                          _________________________________       June 30,
                           1999     1998   1999     1998            1999
                          ___________________________________________________

  Loss from continuing
   operations available
   to common stockholders
   (numerator)            $   -    $   -  $   -     $   -         $(22,200)
                           _________________________________________________
  Weighted average number
   of common shares
   outstanding used in
   earnings per share
   during the period
   (denominator)         116,044   116,044  116,044  116,044       90,757
                         ___________________________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- in cash and $2,100 in current liabilities in the form of accounts payable. The Company did not generate any revenue during the quarterly period ended June 30, 1999. The Company has no material commitments for capital expenditures for the next twelve months.

     The Company believes that its current cash needs can be met with the cash on hand and loans from officers and directors for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

                            PART II.
                        OTHER INFORMATION


Exhibits and Reports on Form 8-K:

     Reports on Form 8-K:  None

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended June 30, 1999 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VERMILLION VENTURES, INC.




Date: 5/26/00                           By: /s/   John Lambert
                                        President and Director


Date: 5/26/00                           By: /s/   Kip Eardley
                                        Secretary/Treasurer and Director