Form 10QSB
period 1999-09-30
VERMILLION VENTURES INC
filed 2000-05-30
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                           FORM 10-QSB
                    VERMILLION VENTURES, INC.

                              INDEX

                                                       Page

PART I.        Financial Information                      3

               Unaudited Condensed Balance Sheets as
               of September 30, 1999                      4

               Unaudited Condensed Statements of
               Operations as of September 30, 1999        5

               Unaudited Condensed Statements of
               Cash Flows as of September 30, 1999        6

               Notes to Unaudited Consolidated Financial
               Statements                                 7

               Management's Discussion and Analysis of
               Financial Condition or Plan of Operation   11

PART II.       Other Information                          11

               Signatures                                 12

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



                                        September 30,December 31,
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

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               Cumulative from
                                                              the Re-entering of
                                                               Development Stage
                               For the          For the           on January 1,
                            Three Months      Nine Months        1996 through
                        Ended September 30,  Ended September 30,  September 30,
                        __________________________________________
                          1999      1998      1999      1998          1999
                        _____________________________________________________
REVENUE:
  Sales                 $    -     $    -    $    -    $    -       $     -
                        _____________________________________________________

      Total Revenue          -          -         -         -             -
                        _____________________________________________________

EXPENSES:
  General and administrative  -         -         -         -        22,200
                        _____________________________________________________

      Total Expenses         -          -         -         -        22,200
                        _____________________________________________________

LOSS FROM OPERATIONS         -          -         -         -       (22,200)

CURRENT INCOME TAXES         -          -         -         -             -

DEFERRED INCOME TAX          -          -         -         -             -
                        _____________________________________________________
NET LOSS                $    -    $     -   $     -   $     -      $(22,200)
                        _____________________________________________________

LOSS PER SHARE          $    -    $     -   $     -   $     -      $   (.24)
                        _____________________________________________________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               Cumulative from
                                                              the Re-entering of
                                                               Development Stage
                                       For the Nine Months       on January 1,
                                       Ended September 30,       1996 through
                                       _______________________     September 30,
                                          1999       1998            1999
                                       ______________________________________
Cash Flows From Operating Activities:
  Net loss                               $   -      $    -        $(22,200)
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Stock Issued for services                   -           -          20,000
 Expenses paid by capital contributions      -           -             100
 Changes in assets and liabilities:
  Increase in accounts payable               -           -           2,100
                                        ____________________________________
      Net Cash (Used) by
        Operating Activities                 -           -               -
                                        ____________________________________
Cash Flows From Investing Activities:
                                             -           -               -
                                        ____________________________________
      Net Cash (Used) by
        Investing Activities                 -           -               -
                                        ____________________________________
 Cash Flows From Financing Activities:
                                             -           -               -
                                        ____________________________________
        Net Cash Provided by
          Financing Activities               -           -               -
                                        ____________________________________
Net Increase in Cash                         -           -               -

Cash at Beginning of the Year                -           -               -
                                        ____________________________________
Cash at End of the Year                  $   -      $    -        $      -
                                        ____________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                             $   -      $    -        $     -
    Income taxes                         $   -      $    -        $     -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the nine months ended September 30, 1999:
  None

  For the nine months ended September 30, 1998:
  None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

  The Company has available at September 30, 1999, unused operating loss carryforwards of approximately $22,200, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $7,500) at September 30, 1999 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $0 for the nine months ended September 30, 1999).

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

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended September 30, 1999 and 1999 and for the period from the re-entering of development stage on January 1, 1996 through September 30, 1999:

                                                               Cumulative from
                                                              the Re-entering of
                           For the Three   For the Nine       Development Stage
                           Months Ended    Nine Months Ended    on January 1,
                           September 30,   September 30,         1996 through
                           _________________________________     September 30,
                           1999     1998   1999      1998            1999
                          ____________________________________________________

  Loss from continuing
   operations available
   to common stockholders
   (numerator)            $   -     $   -  $   -    $    -        $(22,200)
                          ____________________________________________________
  Weighted average number
   of common shares
   outstanding used in
   earnings per share
   during the period
   (denominator)         116,044   116,044  116,044  116,044        92,457
                         _____________________________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- in cash and $2,100 in current liabilities in the form of accounts payable. The Company did not generate any revenue during the quarterly period ended September
30, 1999. The Company has no material commitments for capital expenditures for the next twelve months.

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

                            PART II.
                        OTHER INFORMATION


Exhibits and Reports on Form 8-K:

     Reports on Form 8-K:  None

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended September 30, 1999 (Exhibit ref. No. 27).

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