Form 10KSB
period 1999-12-31
VERMILLION VENTURES INC
filed 2000-05-30
CIK 813716

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from   to

               Commission File Number 33-13674-LA

                    VERMILLION VENTURES, INC.
         (Name of small business issuer in its charter)

     Nevada                                  68-0121636
(State or other jurisdiction of      (I.R.S. Employer I.D. No.)
incorporation or organization)

5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code 801-269-9500

Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:

                  $.001 par value Common Stock
                        (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [   ]   No [ x  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was: $ -0-

The aggregate market value of the issuer's voting stock held as of March 10, 2000, by non-affiliates of the issuers was $-0-. There was no active trading market and no quote for Vermillion Ventures, Inc. during fiscal year 1999, therefore the value is deemed to be $-0-.


As of May 1, 2000, issuer had 116,044 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None

                             PART I

Item 1.  Description of Business.

     The Company was incorporated in Nevada on March 23, 1987 as Vermillion Ventures, Inc. The Company was formed to acquire other operating corporate entities. On March 15, 1998, the Company acquired all of the outstanding stock of BMC Incorporated ("BMC") by issuing 129,000,000 shares of common stock. BMC was unsuccessful in its Bingo Satellite operations and was dissolved. During 1996, Management determined it was in the best interest of the Company to discontinue its previous operations. The Company is considered to have re-entered into a new development stage on January 1, 1996. Because the Company discontinued its previous operations and is seeking new potential business opportunities, the Company adopted quasi-reorganization accounting procedures to provide the Company a "fresh-start" for accounting purposes.

     At the present time, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company=s shareholders.

Sources of Opportunities

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people.
Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interests of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a Astart up@ or new company. The Company may acquire a business opportunity in various stages of its operation.

     In seeking a business venture, the decision of management of the Company will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

     Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition

     Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

     As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

Competition

     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

     The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

Item 2.  Description of Property.

     The Company does not own any property. The Company currently utilizes office space, free of charge, from officers and directors of the Company.

Item 3.  Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

     There currently is no trading market for the Company=s $.001 par value common stock nor has there been a trading market for the Company within the past two fiscal years.

     As of May 1, 2000, there were 426 shareholders holding
116,044 shares of common stock.

     The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

     Subsequent to December 31, 1999, the shareholders of the Company approved to adopt quasi-reorganization accounting procedures which allowed the Company to eliminate its previous retained (deficit) of $701,761 against additional paid-in capital.

     The Company has $-0- cash and $2,309 in current liabilities in the form of accounts payable. The Company did not generate any revenue during fiscal year 1999. The Company has no material commitments for capital expenditures for the next twelve months.

     The Company believes that its current cash needs can be met with loan and advances from officers and directors for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     The following tables sets forth as of May 1, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

 Name                Age  Position                  Director or Officer Since

 John Lambert        45   President and Director        March 1997

 Kip Eardley         40   Secretary/Treasurer and       March 2000
                          Director

     All Directors hold their positions for one year or until their successors are duly elected and qualified. All officers holds their positions at the will of the Board of Directors.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     John Lambert, President and Director.   Mr. Lambert has been
President of the Company since March 30, 1997. For the past five years, Mr. Lambert has been self-employed as a financial consultant to various companies.

     Kip Eardley, Secretary/Treasurer and Director. Since 1989, Mr. Eardley has been self employed as the president and owner of Capital Consulting of Utah, Inc. which is a consulting firm to various public and private companies. Mr. Eardley is also president and director of Holmes Microsystems, Inc., a publicly traded corporation.

     To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;
     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10.  Executive Compensation.

     No compensation has been paid to any officer or director of the Company in the past three years. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any officers or directors of the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of May 1, 2000, the name and the number of shares of the Company's Common Stock, par value. $.001 per share, held of record, or was known by the Company to own beneficially, more than 5% of the 116,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of   Name and Address of             Amount and Nature of     Percentage
 Class      Beneficial Owner                Beneficial Ownership     of Class

Common    John Lambert (1)                         -0-                 -0-
          6337 S. Highland Drive, Suite 130
          Salt Lake City,  Utah  84121

Common    Kip Eardley (1)                          -0-                 -0-
          5882 S. 900 E., Suite 202
          Salt Lake City,  UT  84121

Common    Florence London (2)                     13,130             11.31%
          566 Fern Canyon Dr.
          Palm Springs, CA  92264

Common    Milagro Holdings                        66,666             57.45%
          57 West 200 South, #310
          Salt Lake City,  UT  84101

Common    Don Rose (3)                             9,395              8.10%
          12345 Evensong Dr.
          Los Angeles, CA 90064

Common    Officers, Directors and                   -0-                -0-
          Nominees as a Group:
          2 persons


(1)  Officer and/or director of the Company.

(2) The shares attributed to Ms. London include 333 shares each held in the names of Mona Ann London, Mark Brian London, Lari Sue
London and Dellabough Lisa London, her children and 3,113 shares held in the name of Jerry London, her spouse.

(3) The shares attributed to Mr. Rose include 3,333 shares held by Donna L. Rose, his spouse.

Item 12.  Certain Relationships and Related Transactions.

     The Company utilizes office space provided by the officers and directors of the Company at no charge to the Company.

Item 13.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 1999.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit     SEC Ref.     Title of Document                Location
No.         No.
1              (3)(i)         Articles of Incorporation    Attached
2              (3)(ii)        By Laws                      Attached
3              (27)           Financial Data Schedule      Attached

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VERMILLION VENTURES, INC.



Date: May 26, 2000             By:/s/ John Lambert
                                     President


Date: May 26, 2000             By:/s/ Kip Eardley
                                      Secretary/Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 26, 2000             By:/s/ John Lambert
                                      Director


Date: May 26, 2000             By:/s/ Kip Eardley
                                      Director

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                                     PAGE

        -  Independent Auditors' Report                               F-2


        -  Balance Sheet, December 31, 1999                           F-3


        -  Statements of Operations, for the years ended
             December 31, 1999 and 1998 and from the                  F-4
             re-entering of development stage on
             January 1, 1996 through December 31, 1999

             Statement of Stockholders' (Deficit), from
            the re-entering of development stage on
             January 1, 1996 through December 31, 1999                F-5


        -  Statements of Cash Flows, for the years ended
             December 31, 1999 and 1998 and from the re-entering
             of development stage on January 1, 1996 through
             December 31, 1999                                        F-6


        -  Notes to Financial Statements                              F-7-10

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
VERMILLION VENTURES, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Vermillion Ventures, Inc. [a development stage company] at December 31,
1999, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 1999 and 1998 and for the period from the re-entering of development stage on January 1, 1996 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Vermillion Ventures, Inc. [a development stage company] as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from the re-entering of development stage on January 1, 1996 through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 7 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

April 26, 2000
Salt Lake City, Utah

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS



                                                     December 31,
                                                          1999
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                     ____________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts Payable                                    $    2,309
                                                      ___________
        Total Current Liabilities                           2,309
                                                      ___________

COMMITMENTS AND CONTINGENCIES                                   -
                                                      ___________
STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 500,000,000
   shares authorized, 116,044 shares issued
   and outstanding                                            116
  Capital in excess of par                                 22,424
  Retained deficit (since Quasi-Reorganization in
   which a deficit of $703,761, as of January 1, 1996
   was eliminated)                                              -
  Deficit accumulated during the development stage        (24,849)
                                                      ___________

Total Stockholders' (Deficit)                              (2,309)
                                                      ___________
                                                       $        -
                                                     ____________

  The accompanying notes are an integral part of this financial statement.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS


                                                            Cumulative from
                                                           the Re-entering of
                                                           Development Stage
                                     For the Year Ended       on January 1,
                                        December 31,           1996 through
                                    ______________________      December 31,
                                     1999          1998            1999
                                    __________   __________     ___________
REVENUE:
  Sales                              $       -   $       -      $        -
                                    __________   __________     __________

        Total Revenue                        -           -               -
                                    __________   __________     __________

EXPENSES:
  General and administrative             2,649       2,100          24,849
                                    __________   __________     __________

        Total Expenses                   2,649       2,100          24,849
                                    __________   __________     __________

LOSS FROM OPERATIONS                    (2,649 )    (2,100)        (24,849)

CURRENT INCOME TAXES                         -           -               -

DEFERRED INCOME TAX                          -           -               -
                                    __________   __________     __________
NET LOSS                            $   (2,649)  $  (2,100)     $  (24,849)
                                    __________   __________     ___________

LOSS PER SHARE                      $     (.02) $     (.02)    $      (.26)
                                    __________   __________     ___________

 The accompanying notes are an integral part of these financial statements.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

          FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

            JANUARY 1, 1996 THROUGH DECEMBER 31, 1999

                           [RESTATED]

                                                                        Deficit
                                          Common Stock               Accumulated
                                          _______________ Capital in  During the
                                                          Excess of  Development
                                          Shares   Amount     Par       Stage
                                          _____________________________________
BALANCE, January 1, 1996                  49,377   $    49 $    (49)         -

Expenses paid by a shareholder accounted
 for as contributed capital                    -         -      100          -

Net loss for the year ended
 December 31,  1996                            -         -        -       (100)
                                       ________________________________________
BALANCE, December 31, 1996                49,377   $     49 $    51       (100)

Issuance of 66,667 shares
 of common stock for services at
 $.30 per share, April 1997               66,667   $     67 $19,933          -

Net loss for the year ended
  December 31, 1997                            -          -       -    (20,000)
                                       ________________________________________
BALANCE, December 31, 1997               116,044   $    116 $19,984    (20,100)

Net loss for the year ended
  December 31,  1998                           -          -       -     (2,100)
                                       ________________________________________
BALANCE, December 31, 1998               116,004   $    116 $19,984    (22,200)

Expenses paid by a shareholder accounted
  for as contributed capital                   -          -   2,440          -

Net loss for the year ended
  December 31,  1999                           -          -       -     (2,649)
                                       ________________________________________
BALANCE, December 31, 1999               116,004    $   116 $22,424    (24,849)
                                       ________________________________________


  The accompanying notes are an integral part of this financial statement .

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                               Cumulative from
                                                              the Re-entering of
                                                               Development Stage
                                          For the Year Ended      on January 1,
                                              December 31,       1996 through
                                           _____________________   December 31,
                                             1999          1998        1999
                                           _____________________________________
Cash Flows From Operating Activities:
  Net loss                                $   (2,649)  $   (2,100)  $  (24,849)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Stock issued for services                      -            -       20,000
    Contributed Capital                        2,440            -        2,540
    Changes in assets and liabilities:
      Increase in accounts payable               209        2,100        2,309
                                              ________________________________
        Net Cash (Used) by
          Operating Activities                     -            -            -
                                              ________________________________
Cash Flows From Investing Activities:
                                                   -            -            -
                                              ________________________________
        Net Cash (Used) by
          Investing Activities                     -            -            -
                                              ________________________________
Cash Flows From Financing Activities:
                                                   -            -            -
                                              ________________________________
        Net Cash Provided by
          Financing Activities                     -            -            -
                                              ________________________________
Net Increase in Cash                               -            -            -

Cash at Beginning of the Year                      -            -            -
                                              ________________________________
Cash at End of the Year                     $      -     $      -    $       -
                                              ________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                $      -     $      -    $       -
    Income taxes                            $      -     $      -    $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For 1999:
  None

  For 1998:
  None

 The accompanying notes are an integral part of these financial statements.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

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

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

  The Company has available at December 31, 1999, unused operating loss carryforwards of approximately $24,800, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $8,400) at December 31, 1999 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $900 and $700 for 1999 and 1998, respectively).

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

  Capital Contributions - A shareholder paid expenses on behalf of the Company, of $2,440 in 1999 and $100 in 1996. These have been accounted for as contributions to capital.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1999 and 1998 and for the period from the re-entering of development stage on January 1, 1996 through December 31, 1999:

                                                                Cumulative from
                                                              the Re-entering of
                                                               Development Stage
                                            For the Year Ended    on January 1,
                                                 December 31,     1996 through
                                              ___________________  December 31,
                                              1999           1998       1999
                                              __________________________________
Loss from continuing operations available
 to  common stockholders (numerator)         $  (2,649)   $  (2,100)  $ (24,849)
                                               ________________________________
Weighted average number of common
 shares outstanding used in earnings
 per share calculation during the period
 (denominator)                                 116,044      116,044      93,943
                                               ________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

  During May 2000 the shareholders approved a 1 for 3,000 reverse stock split along with the approval of adoption of quasi-reorganization accounting procedures. The financial statements for all periods presented have been restated to reflect the change.