Form 10QSB
period 2000-03-31
VERMILLION VENTURES INC
filed 2000-05-30
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                           FORM 10-QSB
                    VERMILLION VENTURES, INC.

                              INDEX

                                                       Page

PART I.        Financial Information                      3

               Accountants' Review Report                 4

               Unaudited Condensed Balance Sheets
               as of March 31, 2000                       5

               Unaudited Condensed Statements of
               Operations as of March 31, 2000            6

               Unaudited Condensed Statements of
               Cash Flows as of March 31, 2000            7

               Notes to Unaudited Consolidated
               Financial Statements                       8

               Management's Discussion and Analysis of
               Financial Condition or Plan of Operation   12

PART II.       Other Information                          12

               Signatures                                 13

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

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
VERMILLION VENTURES, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Vermillion Ventures, Inc. (A Development Stage Company) as of March 31, 2000, and the related condensed statements of operations and cash flows for the three months ended March 31, 2000 and 1999, and for the period from the re-entering of development stage on January 1, 1996 through March 31, 2000. All information included in these financial statements is the representation of the management of Vermillion Ventures, Inc..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has liabilities in excess of assets and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

May 22, 2000
Salt Lake City, Utah

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]

                             ASSETS



                                          March 31,  December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                       $    2,309   $    2,309
                                          ___________  ___________
        Total Current Liabilities              2,309        2,309
                                         ___________  ___________

COMMITMENTS AND CONTINGENCIES                      -            -
                                         ___________  ___________
STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 500,000,000
   shares authorized, 116,044 shares issued
   and outstanding                               116          116
  Capital in Excess of Par                    22,424       22,424
  Retained deficit (since Quasi-
   Reorganization in which a deficit of
   $703,761, as of January 1, 1999
   was eliminated)                                 -            -
  Deficit accumulated during the
   development stage                         (24,849)     (24,849)
                                         ___________  ___________

Total Stockholders' (Deficit)                (2,309)      (2,309)
                                         ___________  ___________
                                          $        -   $        -
                                         ___________  ___________

Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]


                                                    Cumulative from
                                                   the Re-entering of
                                                   Development Stage
                              For the Three Months   on January 1,
                                 Ended March 31,      1996 through
                             ______________________    March 31,
                                  2000      1999          2000
                              __________ __________   ___________
REVENUE:
  Sales                         $      -  $       -    $        -
                              __________ __________    __________

        Total Revenue                  -          -             -
                              __________ __________    __________

EXPENSES:
  General and administrative           -          -        24,849
                              __________ __________    __________

        Total Expenses                 -          -        24,849
                              __________ __________    __________

LOSS FROM OPERATIONS                   -          -      (24,849)

CURRENT INCOME TAXES                   -          -             -

DEFERRED INCOME TAX                    -          -             -
                              __________ __________   ___________

NET LOSS                        $      -  $       -    $ (24,849)
                              __________ __________   ___________

LOSS PER SHARE                  $      -  $       -    $    (.35)
                                ____________________   ___________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS
           [Unaudited - See Accountants' Review Report]

                                                              Cumulative from
                                                             the Re-entering of
                                                               Development Stage
                                       For the Three months      on January 1,
                                           Ended March 31,       1996 through
                                       _______________________     March 31,
                                           2000       1999            2000
                                       ___________  __________  _______________
Cash Flows From Operating Activities:
  Net loss                               $    -     $    -        $ (24,849)
Adjustments to reconcile net loss to
    net cash used by operating activities:
    Stock Issued for services                 -          -           20,000
    Contributed Capital                       -          -            2,540
    Changes in assets and liabilities:
      Increase in accounts payable            -          -            2,309
                                       _____________________________________
      Net Cash (Used) by
        Operating Activities                  -          -                -
                                       _____________________________________
Cash Flows From Investing Activities:
                                              -          -                -
                                       _____________________________________
      Net Cash (Used) by
        Investing Activities                  -          -                -
                                       _____________________________________
Cash Flows From Financing Activities:
                                              -          -                -
                                       _____________________________________
        Net Cash Provided by
          Financing Activities                -          -                -
                                       _____________________________________
Net Increase in Cash                          -          -                -

Cash at Beginning of the Year                 -          -                -
                                       _____________________________________
Cash at End of the Year                $      -   $      -        $       -
                                       _____________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                           $      -   $      -        $       -
    Income taxes                       $      -   $      -        $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the three months ended March 31, 2000:
  None

  For the three months ended March 31, 1999:
  None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

             NOTES TO CONDENSED FINANCIAL STATEMENTS

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

             NOTES TO CONDENSED FINANCIAL STATEMENTS

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

  The Company has available at March 31, 2000, unused operating loss carryforwards of approximately $24,800, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $8,400) at March 31, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $0 for the three months ended March 31, 2000).

NOTE 4 - COMMON STOCK

  On  April  29,  1997 the company issued 666,667 shares  of  its previously  authorized but unissued common stock  for  services
  rendered  valued  at $20,000 (or $.30 per  share).   The  stock
  issuance resulted in a change of control of the Company.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

             NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has incurred losses since its inception. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

             NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2000 and 1999 and for the period from the re-entering of development stage on January 1, 1996 through March 31, 2000:

                                                             Cumulative from
                                                            the Re-entering of
                                                             Development Stage
                                 For the Three Months Ended    on January 1,
                                       March 31,               1996 through
                                 _______________________         March 31,
                                    2000         1999              2000
                                 ___________    _____________   ___________
 Loss from continuing operations
  available to common
  stockholders (numerator)         $   -        $    -          $  (24,849)
                                 __________________________________________

  Weighted average number of
   common shares outstanding
   used in earnings per share
   during the period
   (denominator)                 116,044       116,044              95,240
                                ___________________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- in cash and $2,100 in current liabilities in the form of accounts payable. The Company did not generate any revenue during the quarterly period ended March 31, 2000. The Company has no material commitments for capital expenditures for the next twelve months.

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

                            PART II.
                        OTHER INFORMATION


Exhibits and Reports on Form 8-K:

     Reports on Form 8-K:  None

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended March 31, 2000 (Exhibit ref. No. 27).

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