Form 10QSB
period 2000-06-30
CIRTRAN CORP
filed 2000-08-21
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                   Commission File No. 0-26059

                       CIRTRAN CORPORATION
     (Exact name of small business issuer as specified in its
                            charter)

            Nevada                          68-0121636
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

       4125 South 6000 West, West Valley City, Utah 84128
            (Address of principal executive offices)

                         (801) 963-5112
                   (Issuer's telephone number)

                         Not Applicable
 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange
Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2000 10,143,567 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                       CIRTRAN CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Accountants' Review Report                      3

          Unaudited Condensed Balance Sheets
            June 30, 2000 and December 31, 1999           4

          Unaudited Condensed Statements of
          Operations, for the three and six months
          ended June 30, 2000 and 1999 and from the
          re-entering of development stage on
          January 1, 1996 through June 30, 2000           5

          Unaudited Condensed Statements of Cash
          Flows, for the six months ended June
          30, 2000 and 1999 and from the re-entering
          of development stage on January 1, 1996
          through June 30, 2000                           6

          Notes  to  Unaudited Condensed  Financial
          Statements                                      7

          Management's Discussion and  Analysis  of
          Financial Condition                            11

PART II.  Other Information                              13


          Exhibits and Reports on Form 8-K               13

          Signatures                                     13

                             PART I.
                      Financial Information

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
CIRTRAN CORPORATION
(Formerly Vermillion Ventures, Inc.)
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Cirtran Corporation [a development stage company] (formerly known as Vermillion Ventures, Inc.) as of June 30, 2000, and the related condensed statements of operations and for the three and six months ended June 30, 2000 and for the period from the re-entering of development stage on January 1, 1996 through June 30, 2000 and the statements of cash flows for the six months ended
June 30, 2000 and 1999, and for the period from the re-entering of development stage on January 1, 1996 through June 30, 2000. All information included in these financial statements is the representation of the management of Cirtran Corporation

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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




PRITCHETT, SILER & HARDY, P.C.

August 16, 2000
Salt Lake City, Utah

                       CIRTRAN CORPORATION
          (Formerly Known As Vermillion Ventures, Inc.)
                  [A Development Stage Company]


                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]

                             ASSETS

                                           June 30,  December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                         ________________________

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                       $    2,713        2,309
                                          ___________  ___________
        Total Current Liabilities              2,713        2,309
                                         ___________  ___________

COMMITMENTS AND CONTINGENCIES                      -            -
                                         ___________  ___________
STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value,
   500,000,000 shares authorized,
   143,567 and 116,044 shares issued
   and outstanding, respectively                 143          116
  Capital in Excess of Par                    29,073       22,424
  Retained deficit (since Quasi-
   Reorganization in which a deficit of
   $703,761, as of January 1, 1996
   was eliminated)                                 -            -
  Deficit accumulated during the
   development stage                         (31,929)     (24,849)
                                         ___________  ___________

Total Stockholders' (Deficit)                 (2,713)      (2,309)
                                         ___________  ___________
                                          $        -   $        -
                                         ________________________

Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       CIRTRAN CORPORATION
          (Formerly Known As Vermillion Ventures, Inc.)
                  [A Development Stage Company]



               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]


                                                           Cumulative From
                                                         the Re-entering of
                          For the Three     For the Six   Development Stage
                           Months Ended     Months Ended    on January 1,
                             June 30,         June 30,       1996 through
                      ___________________________________      June 30,
                         2000      1999      2000     1999       2000
                     __________________________________________________
REVENUE:
  Sales               $    -   $    -    $      -   $    -      $   -
                     __________________________________________________
  Total Revenue            -        -           -        -          -
                     __________________________________________________

EXPENSES:
 General and
  administrative       7,080        -       7,080        -     31,929
                     __________________________________________________

 Total Expenses        7,080        -       7,080        -     31,929
                     __________________________________________________

(LOSS) FROM
  OPERATIONS          (7,080)       -      (7,080)       -    (31,929)

CURRENT INCOME TAXES       -        -           -        -          -

DEFERRED INCOME TAX        -        -           -        -          -
                     __________________________________________________

NET (LOSS)          $ (7,080)   $   -    $ (7,080)  $    -  $ (31,929)
                    _______________________________________________________

(LOSS) PER SHARE    $   (.06)   $   -    $   (.06)  $    -  $    (.33)
                    _______________________________________________________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       CIRTRAN CORPORATION
          (Formerly Known As Vermillion Ventures, Inc.)
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                                                              Cumulative from
                                                            the Re-entering of
                                                             Development Stage
                                       For the Six months      on January 1,
                                         Ended June 30,        1996 through
                                    _______________________      June 30,
                                         2000       1999           2000
                                    ________________________________
Cash Flows From Operating Activities:
Net loss                               $(7,080)   $     -      $ (31,929)
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Stock Issued for services                 200          -         20,200
 Contributed Capital                     1,196          -          3,736
 Stock issued for expenses paid on
  behalf of Company by shareholder       5,280          -          5,280
 Changes in assets and liabilities:
 Increase in accounts payable              404          -          2,713
                                     ________________________________
Net Cash (Used) by Operating Activities      -          -              -
                                     ________________________________
Cash Flows From Investing Activities:
                                             -          -              -
                                     ________________________________
 Net Cash (Used) by Investing Activities     -          -              -
                                     ________________________________
Cash Flows From Financing Activities:
                                             -          -              -
                                     ________________________________
 Net Cash Provided by Financing Activities   -          -              -
                                     ________________________________
Net Increase in Cash                         -          -              -

Cash at Beginning of the Year                -          -              -
                                     ________________________________
Cash at End of the Year               $      -   $      -      $       -
                                     ___________________________________
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                          $      -   $      -      $       -
    Income taxes                      $      -   $      -      $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the three months ended June 30, 2000:
  The Company issued 25,333 shares of common stock to a related party for expenses of $5,280 paid on behalf of the Company by the related party and also issued 2,000 shares for services rendered, valued at $200.

     For the three months ended June 30, 1999:     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       CIRTRAN CORPORATION
          (Formerly Known As Vermillion Ventures, Inc.)
                  [A Development Stage Company]

             NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Cirtran Corporation (formerly known as Vermillion Ventures, Inc.) (the Company) was organized under the laws of the State of Nevada on March 23, 1987. The Company was formed to acquire other operating corporate entities. On March 15, 1988 The Company acquired all of the outstanding stock of BMC Incorporated (BMC) by issuing 129,000,000 shares of common stock. BMC was unsuccessful in its satellite bingo operations and was dissolved. During 1996, Management determined it was in the best interest of the Company to discontinue its previous operations. The Company is considered to have re-entered into a new development stage on January 1, 1996. Because the Company discontinued its previous operations and is seeking new potential business opportunities, the Company adopted quasi-reorganization accounting procedures to provide the Company a "fresh-start" for accounting purposes.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7.

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 9].

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

                       CIRTRAN CORPORATION
          (Formerly Known As Vermillion Ventures, Inc.)
                  [A Development Stage Company]

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

NOTE 2 - QUASI-REORGANIZATION

  In May 2000 the shareholders of the Company adopted quasi-reorganization accounting procedures. Quasi-reorganization accounting allowed the Company to eliminate its previous retained (deficit) of $701,761 against additional paid-in capital. Therefore, the adoption of quasi-reorganization accounting procedures gave the Company a "fresh start" for accounting purposes. The Company is also considered as re-entering a new development stage on January 1, 1996, as it discontinued all of its previous bingo operations. These financial statements have been restated to reflect the change.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at June 30, 2000, unused operating loss carryforwards of approximately $31,900, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $11,800) at June 30, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $3,400 for the six months ended June 30, 2000).

                       CIRTRAN CORPORATION
          (Formerly Known As Vermillion Ventures, Inc.)
                  [A Development Stage Company]

             NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK

On  April  29,  1997  the company issued 666,667  shares  of  its previously  authorized  but unissued common  stock  for  services
rendered  valued  at  $20,000 (or $.30  per  share).   The  stock
issuance resulted in a change of control of the Company.

  In May 2000, the Company issued 190 fractional shares related to the 1 for 3,000 reverse stock split.

  In   June  2000,  the  Company  issued  2,000  shares  of   its
  previously authorized, but unissued common stock for services rendered valued at $200 (or $.10 per share).

  In   June  2000,  the  Company  issued  25,333  shares  of  its previously authorized, but unissued common stock for expenses paid by shareholder on behalf of Company totaling $5,280 (or
  $.21 per share).

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

  Capital Contributions - A shareholder paid expenses on behalf of the Company, of $1,196 in 2000, $2,440 in 1999, and $100 in 1996.
  These have been accounted for as contributions to capital.

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

                       CIRTRAN CORPORATION
          (Formerly Known As Vermillion Ventures, Inc.)
                  [A Development Stage Company]

             NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

  During July 2000, pursuant to the close of an asset purchase agreement with Circuit Technology Inc., the Company issued
  10,000,000 shares of common stock.

  In  July  2000  the  Company changed its name  from  Vermillion
  Ventures, Inc. to Cirtran Corporation. This name change has been reflected in these financial statements.

NOTE 9 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended June 30, 2000 and 1999 and for the period from the re-entering of development stage on January 1, 1996 through June 30, 2000:


                                                              Cumulative From
                                                            the Re-entering of
                               For the Three   For the Six  Development Stage
                               Months Ended   Months Ended    on January 1,
                                 June 30,       June 30,      1996 through
                            ___________________________________ June 30,
                               2000     1999   2000    1999       2000
                            __________________________________________________

Loss from continuing
 operations available to
 common stockholders
 (numerator)                $(7,080)   $   -  $(7,080)  $   -   $ (31,929)
                     __________________________________________________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during the period
 (denominator)              122,542  116,044  119,388  116,044    96,877
                     __________________________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

Forward-Looking Statement Notice

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Recent Acquisition

     On July 1, 2000, the Company acquired substantially all of the assets of Circuit Technology, Inc., a Utah corporation ("CTI"), through the Company's wholly owned subsidiary, CTI Systems, Inc. ("CTSI"), which is now the operating subsidiary of the Company. As a result, the Company is now engaged in the business of assembling complex printed circuit boards and other electronic assemblies and providing related component part production services to OEM manufacturers of electronic equipment for a wide variety of business applications. The purchase price for CTI paid at closing consists of the assumption of certain CTI liabilities and 10,000,000 shares of common stock of the Company. The final dollar amount of the purchase price will be determined on the basis of the CTI balance sheet as of June 30, 2000, which is in the process of being prepared. The purchase price was determined through arms-length negotiations between the Company and CTI on the basis of the tangible assets of CTI and the goodwill associated with the business. The principal owners of CTI, Iehab J. Hawatmeh, Raed Hawatmeh, Roger Kokozyon, and the Saliba Private Trust, were not affiliated or associated with the Company or its affiliates prior to the acquisition.

     Prior to the acquisition, the Company was not engaged in any active business operations. Consequently, the financial information presented in this report for the six-month periods ended June 30, 2000 and 1999, do not reflect the effect of the acquisition and are not indicative of the operations or financial condition of the Company going forward.

Results of Operations

Six Months periods Ended June 30, 2000 and 1999

     The Company had no revenue from continuing operations for the periods ended June 30, 2000 and 1999.

     General and administrative expenses for the six month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $7,080 and $0 for the six-month periods ended June 30, 2000 and 1999, respectively.

     As a result of the foregoing factors, the Company realized a net loss of $7,080 for the six months ended June 30, 2000, and no gain or loss for the same period in 1999.

Liquidity and Capital Resources

     At June 30, 2000, the Company had a working capital deficit of $2,713, as compared to a deficit of $2,309 at December 31, 1999. The working capital needs of the Company changed substantially as a result of the acquisition of CTI in July 2000.

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six-month period ended June 30, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CIRTRAN CORPORATION


Date: August 21, 2000         By: /s/ Iehab J. Hawatmeh, President