Form 10QSB
period 2000-09-30
CIRTRAN CORP
filed 2000-11-20
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                 Commission File No. 33-13674-LA

                       CIRTRAN CORPORATION
     (Exact name of small business issuer as specified in its
                            charter)

            Nevada                          68-0121636
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

       4125 South 6000 West, West Valley City, Utah 84128
            (Address of principal executive offices)

                         (801) 963-5112
                   (Issuer's telephone number)

                         Not Applicable
  (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

State  the  number of shares outstanding of each of the  issuer's
classes  of  common equity, as of November 17, 2000:   10,495,637
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                        TABLE OF CONTENTS

                                                            Page
PART I - FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Balance  Sheets  as of  September  30,
          2000 and 1999 (unaudited)                          3

          Statements of Operations for the Three
          Months and Nine Months Ended September
          30,    2000   (unaudited)   and   1999
          (unaudited)                                        4

          Statements of Cash Flows for the  Nine
          Months ended September 30, 2000 (unaudited)
          and 1999 (unaudited)                               5

          Notes    to   Condensed   Consolidated
          Financial Statements (unaudited)                   7

Item 2    Managements Discussion and Analysis of
          Financial Condition and Results of
          Operation                                          9

PART II - OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds         11

Item 4    Submission of Matters to a Vote of Security
           Holders                                          11

Item 6    Exhibits and Reports on Form 8-K                  12

Signatures                                                  12

               CirTran Corporation and Subsidiary

              UNAUDITED CONSOLIDATED BALANCE SHEET

                          September 30,

                             ASSETS

                                                          2000      1999
CURRENT ASSETS
Cash and cash equivalents                           $   40,250  $     5,321
Trade accounts receivable, net of allowance for
 doubtful accounts of $3,366 in 2000 and $75,100
 in 1999                                             1,925,766    1,771,074
Inventories                                          3,009,396    3,325,397
Other                                                  312,098      430,985
Total current assets                                 5,287,510    5,532,777
PROPERTY AND EQUIPMENT, NET                          2,190,246    3,104,865
OTHER ASSETS, NET                                      115,397      588,176

                                                    $7,593,153   $9,225,818

         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Line of credit                                      $2,734,429   $3,646,212
Current maturities of long-term obligations            456,550      871,485
Current maturities of capital lease obligations        100,920      296,464
Checks written in excess of cash in bank                     -      111,339
Accounts payable                                     2,959,657    4,938,805
Accrued liabilities                                  1,305,622      553,051
Notes payable to stockholders                        1,035,966      250,000
Total current liabilities                            8,593,144   10,667,356
LONG-TERM OBLIGATIONS, less current maturities         448,702      530,818
CAPITAL LEASE OBLIGATIONS, less current maturities      22,762       55,877
COMMITMENTS                                                  -            -
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;  Authorized
 500,000,000 shares; issued and outstanding;
 10,143,567 in 2000 and 8,798,701 in 1999               10,144        8,799
Additional paid-in capital                           5,836,527    3,761,272
Receivables from stockholders                                -     (225,000)
Accumulated deficit                                 (7,318,126)  (5,573,304)
Total stockholders' deficit                         (1,471,455)  (2,028,233)

                                                    $7,593,153   $9,225,818

The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three months ended     Nine months ended
                                       September 30,          September 30,
                                     2000        1999       2000         1999
Net sales                       $ 2,501,970 $ 1,779,625   $ 5,182,008  $ 8,937,827
Cost of sales                     1,695,854   2,222,005     4,207,133    9,209,250

Gross profit                        806,116    (442,380)      974,875     (271,423)

Selling, general and administrative
 expenses                           630,971     326,877     2,070,028    2,799,306

Income (loss) from
operations                          175,145    (769,257)   (1,095,153)  (3,070,729)

Other income (expense)
Interest expense                   (18,220)    (211,343)     (326,537)     (511,122)
Other income                         3,658       53,532        71,318       207,396
                                   (14,562)    (157,811)     (255,219)     (303,726)
Earnings (loss) before
income taxes                       160,583     (927,068)   (1,350,372)   (3,374,455)
Income tax expense                       -            -             -             -

    NET EARNINGS (LOSS)         $  160,583  $  (927,068) $ (1,350,372) $ (3,374,455)
Net earnings (loss) per common
 share-basic                    $ 0.07      $ (0.46)     $ (0.19)      $ (0.56)
Net earnings (loss) per common
 share-diluted                  $ 0.07      $ (0.46)     $ (0.19)      $ (0.56)
Weighted-average common and
diluted common equivalent
shares outstanding
 Basic                           2,387,893    2,020,538     7,163,679     6,061,613
 Diluted                         2,387,893    2,020,538     7,163,679     6,061,613

The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months ended September 30,


                                                       2000       1999
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
  Net loss                                       $(1,350,372) $(3,374,455)
  Adjustments to reconcile net loss to net
   cash used in operating activities
   Depreciation and amortization                     580,909      485,206
   Provision for loss on trade receivables            15,028            -
   Reserve for inventory obsolescence                 78,000       50,000
   Changes in assets and liabilities
    Trade accounts receivable                       (967,443)       2,353
    Inventories                                      (31,013)     (83,342)
    Other assets                                    (239,545)    (438,352)
    Accounts payable                                 593,470    2,283,336
    Accrued liabilities                              706,836      300,951

      Total adjustments                              736,242    2,600,152

      Net cash used in
      operating activities                          (614,130)    (774,303)

Cash flows from investing activities
   Purchase of property and equipment                (11,227)    (456,272)

     Net cash used in
     investing activities                            (11,227)    (456,272)

                           (Continued)

               CirTran Corporation and Subsidiary

             For the Nine Months ended September 30,


                                                      2000            1999
Cash flows from financing activities
Increase in receivable from stockholders               86,000              -
Decrease in checks written in excess
of cash in bank                                       (77,656)       (91,076)
Net change in line of credit                          (58,180)      (288,221)
Principal payments on long-term obligations          (297,102)       (20,854)
Principal payments on capital lease obligations       (59,555)       (10,710)
Purchase and retirement of outstanding stock          (80,000)             -
Issuance of common stock                            1,151,600        931,235
Borrowings from stockholders                                -        250,000
Proceeds from long-term obligations                         -        463,283

Net cash provided by
financing activities                                  665,107      1,233,657

Net increase in cash and
cash equivalents                                       39,750          3,082

Cash and cash equivalents at beginning of period          500          2,239

Cash and cash equivalents at end of period         $   40,250    $     5,321

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest                                           $  326,537    $   511,123

Noncash investing and financing activities
Capital lease obligation incurred for equipment    $        -    $    26,954

The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 2000 and 1999

NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of CirTran Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 2000, its consolidated results of operations and cash flows for the three months ended September 30, 2000 and 1999 and its consolidated results of operations and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three months and nine months ended September 30, 2000 and 1999, may not be indicative of the results that may be expected for the year ending December 31, 2000.


NOTE B - INVENTORIES

   Inventories consist of the following at September 30:

                                            2000      1999
     Raw materials                       $ 1,964,547  $1,635,516
     Work-in process                         985,925     567,997
     Finished goods                          470,827   1,253,138
                                           3,421,299   3,456,651
     Less reserve for obsolescence          (411,903)   (131,254)
                                         $ 3,009,396  $3,325,397


NOTE C - ISSUANCE OF STOCK

   During the period ended September 30, 2000, the Company issued 177,444 shares of its common stock to investors for $1,151,600 in cash.

               CirTran Corporation and Subsidiary

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 2000 and 1999


NOTE D - MERGER AGREEMENT

   Effective July 1, 2000, all of the assets and liabilities of Circuit Technology Corporation (Circuit) were acquired by CTI Systems, Inc. (CTISI), a wholly owned subsidiary of Vermillion Ventures, Inc. (VVI). Circuit received 10,000,000 shares of VVI common stock in the transaction of which 800,000 shares were paid by Circuit to Cogent Capital Corp. for services performed in facilitating the transaction. CTISI subsequently changed its name to CirTran Corporation.

   The merger was accounted for as a reverse acquisition of CirTran Corporation by Circuit. Although CirTran Corporation will be the surviving legal entity, for accounting purposes Circuit was treated as the continuing entity. The equity at September 30, 1999 was adjusted to give affect to this reverse acquisition.


NOTE E - LITIGATION

   The Company is a defendant in an alleged breach of a facilities sublease agreement in Colorado. A lawsuit was filed in which the plaintiff seeks to recover past due rent, future rent, and other lease charges. The range of potential loss is estimated at between $0 and $2,500,000. The range is widespread due to two rent calculation methods written in the master lease. Under one calculation, the amount would be minimal. Under the other calculation, the amount would represent all future rent (reduced by rent received from future tenants). Currently, a new tenant on a short-term lease occupies the premises. The new tenants lease includes rent at two times the monthly rate of the original lease under suit. The Company has also filed a counter suit against the landlord for missing equipment. The amount of the counter suit claim exceeds $500,000

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Overview

   CirTran provides a mixture of high and medium size volume turnkey manufacturing services using surface mount technology
(SMT), ball-grid array (BGA) assembly, pin-through-hole (PTH) and custom injection molded cabling for leading electronics OEMs in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. The Company provides a wide variety of pre-manufacturing, manufacturing and post-manufacturing services. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

Results of Operations

     Net Sales decreased 42% to $5,152,008 for the nine months ended September 30, 2000 as compared to $8,937,827 for the same period in 1999. The decrease is due to loss of a major customer, Andrew Corporation, which accounted for approximately 46% of Cirtran's net sales in 1999. Cost of sales for the nine-month period ended September 30, 2000 was $4,207,133, a 54% decrease as compared to $9,209,250 incurred during the comparable nine-month period for the prior year. Such costs as a percentage of revenue were 81% during 2000 as compared to 103% during 1999. Sales to Andrew Corporation in 1999 accounted for a large volume of sales through large orders averaging 35,000 pieces, but these orders resulted in very low or negative margins, which was substantially responsible for Cirtran's negative gross profit for the nine months ended September 30, 1999. Since the first quarter of 2000, Cirtran has shifted its marketing effort to small and mid-sized customers that place orders of 100 to 5,000 pieces, which produce a higher gross profit.

     This redirection of Cirtran's marketing effort began to see success in the third quarter of 2000. In the third quarter, Cirtran had net sales of $2,501,970 as compared to $1,779,625 in the third quarter of 1999, a 41% improvement over net sales during the 1999 period. Cost of sales was $1,695,854 for the three months ended September 30, 2000 as compared to $2,222,005 for the comparable period in 1999, a decrease of 24%. Gross profit increased from a negative $442,380 for the three months ended to a positive net profit of $806,116.

     CirTran uses just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time while enabling the Company to deliver products to customers in the quantities and time frame required. This manufacturing technique requires Cirtran to maintain an inventory of component parts to meet customer orders. Inventory at September 30, 2000, was $3,009,396 as compared to $3,325,397 at September 30, 1999. The decrease of approximately 10% in inventory is attributable to the decreased sales in 2000 that reduced Cirtran's need to replace inventory at the same level as in 1999. Management believes the amount of its inventory that may be considered obsolete or slow moving is properly reserved and that Cirtran will be able to maintain a gross profit of at least 15% through the remainder of 2000 based on current prices for assembled circuit boards and the cost of inventory.

     During the nine-month periods ended September 30, selling, general and administrative expenses for 2000 were $2,070,028, versus $2,799,306 for 1999, a 26% decrease. The change in marketing strategy to small and medium sized clients enabled Cirtran to reduce staff, especially in the areas of mid-level management and assembly staff, and to implement other cost savings measures. Management believes that a significant portion of the losses in 1999 are attributable to expenses related to opening and subsequently closing of Cirtran's Colorado Springs facility. The Colorado Springs facility was opened in November of 1998 and a decision to close the facility was made in June of 1999. The closing process was completed in February of 2000. The foregoing cost savings measures account for the reduction in operating expenses for the nine months ended September 30 2000 as compared to 1999.

     Interest expense for the nine months ended September 30, 2000 was $326,537 as compared to $511,122 for the comparable period in 1999. The 36% decrease in interest expense is attributable to the reduction in Citran's interest bearing liabilities from approximately $5,700,000 at September 30, 1999, to approximately $4,800,000 at September 30, 2000.

     As a result of the above factors, the overall net loss decreased 60% to $1,350,372 for the nine months ended September 30, 2000 as compared to $3,374,455 for the nine months ended September 30, 1999. For the three months ended September 30, 2000, Cirtran realized earnings of $160,583 as compared to a loss of $927,068 for the comparable period in 1999.

Liquidity and Capital Resources

     Cirtran's current ratio during the nine months ended September 30, 2000 improved to 0.6:1 from 0.5:1 at September 30, 1999. The primary reason for the improvement was the reduction of current liabilities from $10,667,356 at September 30, 1999, to $8,593,144 at September 30, 2000. Nevertheless, Cirtran has a working capital deficit of $3,305,634 at September 30, 2000, and has recognized a net loss from operations through 1999 and the first nine months of 2000, although Cirtran did have net earnings of $160,583 for the three months ended September 30, 2000. These factors raise substantial doubt about the ability of Cirtran to continue as a going concern.

     To address this issue, plans on working with vendors to convert approximately 80 percent of trade payables into long-term notes and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. Also, Abacus Ventures, Inc., purchased the Company's line of credit from the lending institution and, based on certain criteria, has indicated its willingness to exchange the debt for common stock. If successful, these plans will add significant equity to the Company. During the quarter ended September 30, 2000, Cirtran successfully extended payment terms on $199,647 of trade payable to monthly installments of $6,256 over a term of 32 months with interest accruing at the rate of 8% per annum. Following the end of the quarter, Cirtran extended payment terms on an additional $97,259 of trade payables with one creditor. It settled $646,283 of trade payables with another creditor by paying $83,000 in cash, issuing a non-interest bearing note in the principal amount of $166,000 due in two installments in December 2000 and March 2001, issuing a promissory note in the principal amount of $73,000 bearing interest at 6% per annum payable in 18 monthly installments, and converting the remaining $324,283 to 352,070 shares of common stock. Cirtran will continue to purse these restructuring efforts to improve its financial condition, but there is no assurance that management will be successful in these efforts.

Year 2000 Compliance

   Cirtran experienced no significant disruptions in mission critical information technology and manufacturing systems and believes those systems successfully responded to the Year 2000 date change. The costs associated with Year 2000 compliance were nominal. Cirtran is not aware of any material problems resulting from Year 2000 issues with its internal systems or the services of third parties. Cirtran will continue to monitor its mission critical computer applications and those of its supplier and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed properly.

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by Cirtran, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that Cirtran expects or anticipates will or may occur in the future, including such things as improvement in results of operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect Cirtran's operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of parts inventory, creditor actions, and conditions in the capital markets. Forward-looking statements made by Cirtran are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.

                   PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On July 1, 2000, Cirtran issued 10,000,000 shares of its common stock to acquire substantially all of the assets of Circuit Technology, Inc., a Utah corporation ("CTI"), through the Cirtran's wholly owned subsidiary, CTI Systems, Inc. ("CTSI"), which is now the operating subsidiary of the Company. The shares issued to CTI represent approximately 99% of the issued and outstanding common stock of the Company immediately following the acquisition. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, based on the Company's belief that CTI was an accredited investor. Prior to the transaction, management of CTI was given full access to all information on the Company to enable it to make an informed investment decision. CTI paid 800,000 of the shares received to Cogent Capital Corp. for services performed in facilitating the transaction.

Item 4.  Submission of Matters to a Vote of Security Holders

     By majority written consent dated July 6, 2000, signed by the holders of 9,200,000 shares of the 10,143,567 shares of common stock outstanding, the stockholders approved the following matters:

     1.   Amendment of Cirtran's articles of incorporation to:

           (a) Change  the name of the corporation  to  CirTran
               Corporation;

           (b) Add the following paragraph

               The Corporation elects not to be governed by the terms and provisions of Sections 78.378 through 78.3793, inclusive, and Sections 78.411 through 78.444, inclusive, of the Nevada Revised Statutes, as the same may be amended, superseded, or replaced  by  any successor section,  statute,  or
               provision.  No
               amendment to these Articles of Incorporation, directly or indirectly, by merger or consolidation or otherwise, having the effect of amending or repealing any of the provisions of this paragraph shall apply to or have any effect on any transaction involving acquisition of control by any person or any transaction with an interested stockholder occurring prior to such amendment or repeal.

          (c)  Add the following paragraph

               A director or officer of the Corporation shall have no personal liability to the Corporation or its stockholders for damages for breach of fiduciary duty as a director or officer, except for damages for breach of fiduciary duty resulting from (a) acts or omissions which involve intentional misconduct, fraud, or a knowing violation of law, or (b) the payment of dividends in violation of section 78.300 of the Nevada Revised Statutes as it may from time to time be amended or any successor provision thereto.

      2.    Adopt new Bylaws for Cirtran; and

      3. Elect Iehab J. Hawatmeh as the sole director of Cirtran.

Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: On July 14, 2000, Cirtran filed a report on Form 8-K reporting under Items 1, 2, and 5 the acquisition of the assets of Circuit Technology, Inc., and the resulting change in control, and certain amendments to Cirtran's articles of incorporation. This report was amended on October 5, 2000, through the filing of Amendment No. 1 that reported under
Item 7 the financial statements pertaining to the acquisition, including the following:

     1.   Circuit Technology Corporation and Subsidiary
          Unaudited Consolidated Financial Statements, June 30,
          2000 and 1999

     2.   Circuit Technology Corporation and Subsidiary
          Audited Consolidated Financial Statements, December 31,
          1999 and 1998

     3.   Unaudited Combined Pro Forma Financial Statements

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month period ended September 30, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CIRTRAN CORPORATION

Date: November 17, 2000       By: /s/ Iehab J. Hawatmeh, President