Form 10KSB/A
period 1999-12-31
CIRTRAN CORP
filed 2000-12-12
CIK 813716

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB
                         Amendment No. 2

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

[   ]     Transition report under section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the transition period from _____ to _____

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

This Amendment No. 2 to the report on Form 10-KSB for the year ended December 31, 1999, is being filed solely for the purpose of including audited financial statements for the years ended December 31, 1999, 1998 and 1997. Since the date the report was originally filed and amended in June 2000, the Company acquired assets of Circuit Technology, Inc., and changed its name to Cirtran Corporation. Please review the Company's current report on Form 8-K filed with the Securities and Exchange Commission July 17, 2000, as amended October 5, 2000, and quarterly report on Form 10-QSB for the quarter ended September 30, 2000 filed November 20, 2000, for information on the current business and financial condition of the Company.


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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

     There currently is no trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company within the past two fiscal years.

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

Exhibit     SEC Ref.   Title of Document                   Location
No.         No.
1          (3)(i)      Articles of Incorporation          Initial filing
2          (3)(ii)     By Laws                            Initial filing
3          (27)        Financial Data Schedule            Initial filing

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VERMILLION VENTURES, INC.

Date: December 11, 2000            By: /s/ Iehab J. Hawatmeh, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 11, 2000            By: /s/ Iehab J. Hawatmeh, Director

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

                            CONTENTS

                                                                PAGE

        -  Independent Auditors' Report                          F-2


        -  Balance Sheets, December 31, 1999, 1998 and 1997      F-3


        -  Statements of Operations, for the years ended
             December 31, 1999, 1998 and 1997 and from           F-4
             the re-entering of development stage on
             January 1, 1996 through December 31, 1999

        -  Statement of Stockholders' (Deficit), from
             the re-entering of development stage on
             January 1, 1996 through December 31, 1999          F-5


        -  Statements of Cash Flows, for the years ended
             December 31, 1999, 1998 and 1997 and from
             the re-entering of development stage on
             January 1, 1996 through December 31, 1999         F-6


        -  Notes to Financial Statements                       F-7

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
VERMILLION VENTURES, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Vermillion Ventures, Inc. [a development stage company] at December 31, 1999, 1998 and 1997, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 1999, 1998 and 1997 and for the period from the re-entering of development stage on January 1, 1996 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Vermillion Ventures, Inc. [a development stage company] as of December 31, 1999, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 and for the period from the re-entering of development stage on January 1, 1996 through December 31, 1999, in conformity with generally accepted accounting principles.

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


/s/ Pritchett, Siler & Hardy, P.C.


April 26, 2000
Salt Lake City, Utah

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS
                                                 December 31,
                                        ______________________________
                                          1999      1998      1997
                                        _________ _________ _________
CURRENT ASSETS:
  Cash in bank                          $       - $       - $       -
                                        _________ _________ _________
        Total Current Assets                    -         -         -
                                        _________ _________ _________
                                        $       - $       - $       -
                                       ______________________________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts Payable                     $   2,309 $   2,100 $       -
                                        _________ _________ _________
        Total Current Liabilities           2,309     2,100         -
                                        _________ _________ _________

COMMITMENTS AND CONTINGENCIES                   -         -         -
                                        _________ _________ _________
STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value,
   500,000,000 shares authorized,
   116,044 shares issued and outstanding      116       116       116
  Capital in excess of par                 22,424    19,984    19,984
  Retained deficit (since Quasi-
   Reorganization in which a deficit
   of $703,761, as of January 1, 1996
   was eliminated)                              -         -         -
  Deficit accumulated during the
   development stage                      (24,849)  (22,200)  (20,100)
                                         _________ _________ _________

Total Stockholders' (Deficit)              (2,309)   (2,100)        -
                                        _________ _________ _________
                                        $       - $       - $       -
                                        ______________________________


 The accompanying notes are an integral part of these financial statements.

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS


                                                        Cumulative from
                                                       the Re-entering of
                                                       Development Stage
                                For the Year Ended        on January 1,
                                   December 31,           1996 through
                           ______________________________  December 31,
                             1999      1998      1997         1999
                           _________ _________ _________   ___________
REVENUE:
  Sales                      $      -  $    -   $     -    $      -
                            _________ _________ _________  _________

        Total Revenue               -       -         -           -
                            _________ _________ _________   ________

EXPENSES:
  General and administrative    2,649   2,100    20,000      24,849
                             ________  _______   ________    _______

        Total Expenses          2,649   2,100    20,000      24,849
                             ________  _______   ________    _______

LOSS FROM OPERATIONS           (2,649) (2,100)  (20,000)    (24,849)

CURRENT INCOME TAXES                -       -         -           -

DEFERRED INCOME TAX                 -       -         -           -
                             _________ _________ _________   ___________
NET LOSS                      $(2,649) $(2,100) $(20,000)   $ (24,849)
                             ______________________________  ____________

LOSS PER SHARE                $ (.02)  $  (.02) $   (.17)   $ (.26)
                             ______________________________  ____________


 The accompanying notes are an integral part of these financial statements

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

          FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

            JANUARY 1, 1996 THROUGH DECEMBER 31, 1999

                           [RESTATED]

                                                                        Deficit
                                            Common Stock             Accumulated
                                           _____________  Capital in  During the
                                                           Excess of Development
                                            Shares   Amount    Par      Stage
                                            ___________________________________
BALANCE, January 1, 1996                    49,377  $    49  $    (49)        -

Expenses paid by a shareholder accounted
  for as contributed capital                     -        -       100         -

Net loss for the year ended
  December 31,  1996                             -        -         -      (100)
                                            ___________________________________
BALANCE, December 31, 1996                  49,377  $    49  $     51      (100)

Issuance of 66,667 shares
  of common stock for services at
  $.30 per share, April 1997                66,667  $    67  $ 19,933         -

Net loss for the year ended
  December 31, 1997                              -        -          -  (20,000)
                                           ____________________________________
BALANCE, December 31, 1997                 116,044  $   116   $ 19,984  (20,100)

Net loss for the year ended
  December 31,  1998                             -       -           -   (2,100)
                                           ____________________________________
BALANCE, December 31, 1998                 116,004  $   116   $ 19,984  (22,200)

Expenses paid by a shareholder accounted
  for as contributed capital                     -        -      2,440        -

Net loss for the year ended
  December 31,  1999                             -        -          -   (2,649)
                                           ____________________________________
BALANCE, December 31, 1999                 116,004  $   116  $ 22,424   (24,849)
                                           ____________________________________

  The accompanying notes are an integral part of this financial statement .

                    VERMILLION VENTURES, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                                              Cumulative from
                                                                             the Re-entering of
                                                                             Development Stage
                                                      For the Year Ended        on January 1,
                                                          December 31,          1996 through
                                            __________________________________  December 31,
                                                1999        1998        1997       1999
Cash Flows From Operating Activities:
  Net loss                                 $  (2,649)  $  (2,100)  $  (20,000) $  (24,849)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Stock issued for services                      -           -      (20,000)     20,000
    Contributed Capital                        2,440           -            -       2,540
    Changes in assets and liabilities:
      Increase in accounts payable               209       2,100            -       2,309

        Net Cash (Used) by
          Operating Activities                     -           -            -           -

Cash Flows From Investing Activities:
                                                   -           -            -           -

        Net Cash (Used) by
          Investing Activities                     -           -            -           -

Cash Flows From Financing Activities:
                                                   -           -            -           -

        Net Cash Provided by
          Financing Activities                     -           -            -           -

Net Increase in Cash                               -           -            -           -

Cash at Beginning of the Year                      -           -            -           -

Cash at End of the Year                     $      -   $       -    $       -   $        -


Supplemental Disclosures of
 Cash Flow Information:

  Cash paid during the period for:
    Interest                                $     -    $       -    $       -   $       -
    Income taxes                            $     -    $       -    $       -   $       -

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1999 and 1998 and for the period from the re-entering of development stage on January 1, 1996 through December 31, 1999:

                                                               Cumulative from
                                                              the Re-entering of
                                                               Development Stage
                                      For the Year Ended         on January 1,
                                         December 31,            1996 through
                                   ______________________________ December 31,
                                        1999     1998      1997      1999
                                   __________________________________________
 Loss from continuing operations
  available to common stockholders
  (numerator)                       $ (2,649)  $ (2,100) $ (20,000) $ (24,849)
                                   _________________________________________
 Weighted average number of
  common  shares outstanding
  used in earnings per share
  calculation during the period
  (denominator)                      116,044   116,044    116,044      93,943
                                   _________________________________________


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