Form 10KSB
period 2000-12-31
CIRTRAN CORP
filed 2001-05-08
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 2000, or

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

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The   issuer's   revenues  for  its  most  recent  fiscal   year:
$6,373,096.

Due to the absence of a trading market for the common stock of the Registrant, the aggregate market value of voting stock held by non-affiliates as of March 31, 2001, was $0.

As of March 31, 2000, the Registrant had outstanding 10,495,637 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                              Page

Part I

1.   Description of Business                                            3

2.   Description of Properties                                          8

3.   Legal Proceedings                                                  8

4.   Submission of Matters to a Vote of Security Holders                8

Part II

5.   Market  for  Common Equity and  Related  Stockholder Matters       8

6.   Management's  Discussion and Analysis  of  Financial Condidtion    9
     and Results of Operations

7.   Financial Statements                                              11

8.   Changes in and Disagreements with Accountants                     12
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control        	     12
      Persons;  Compliance  with  Section  16(a)  of  the Exchange Act

10.  Executive Compensation                                      	     13

11.  Security Ownership of Certain Beneficial Owners  and Management   14

12.  Certain Relationships and Related Transactions                    15

13.  Exhibits and Reports on Form 8-K      				     15

Signatures										     17

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

     CirTran Corporation provides a mixture of high and medium size volume turnkey manufacturing services using surface mount technology (SMT), ball-grid array (BGA) assembly, pin-through-hole (PTH) and custom injection molded cabling for electronics OEMs in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. CirTran provides a wide variety of pre-manufacturing, manufacturing and post-manufacturing services. Through its subsidiary, Racore Technology Corporation, CirTran designs, manufactures, and markets high performance Local Area Network products with emphasis on Fiber Optics and 10/100
Ethernet technologies. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

The Market and Strategy

     CirTran is benefiting from increased market acceptance of, and reliance upon, the use of manufacturing specialists by many electronics OEMs. It is estimated by IPC--Association Connecting Electronics Industries that the U.S. electronics manufacturing services industry market increased from $22.5 billion in 1998 to $34 billion in 2000. The Company believes the trend towards outsourcing manufacturing will continue. OEMs utilize manufacturing specialists for many reasons including the following:

Reduce Time to Market. Due to intense competitive pressures in the electronics industry, OEMs are faced with increasingly shorter product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using a manufacturing specialist's manufacturing expertise and infrastructure.

Reduce Investment. As electronic products have become more technologically advanced and are shipped in greater unit volumes, the necessary investment required for internal manufacturing has increased significantly for working capital, capital equipment, labor, systems and infrastructure. Use of manufacturing specialists enables OEMs to gain access to advanced manufacturing capabilities while substantially reducing overall resource requirements.

Focus Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs are seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive electronics assembly and related manufacturing services, manufacturing specialists allow OEMs to focus on their own core competencies such as product development and marketing.

Access to Leading Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise to manufacture products internally. OEMs are motivated to work with a manufacturing specialist in order to gain access to the specialist's expertise in interconnect, test and process technologies.

Improve Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using a manufacturing specialist's volume procurement capabilities. In addition, a manufacturing specialist's expertise in inventory management can provide better control over inventory levels and increase the OEM's return on assets.

      Our goal is to offer our customers the significant competitive advantages that can be obtained from manufacturing outsourcing such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management and increased purchasing power. To achieve this goal, CirTran's strategy emphasizes the following key elements:

Quality. CirTran believes that product quality is a critical success factor in the electronics manufacturing market. We strive for continuous improvement of our processes and have adopted a number of quality improvement and measurable quality standards for design, manufacturing and distribution management systems.

Manufacturing Partnerships. An important element of CirTran's strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across the electronics industry. Our customer base consists of leaders in industry segments such as the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. Due to the costs inherent in supporting customer relationships, CirTran focuses its efforts on customers with which the opportunity exists to develop long-term business partnerships. Our goal is to provide its customers with total manufacturing solutions for both new and more mature products, as well as across product generations. CirTran's manufacturing services include: providing design and new product introduction services; just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services; and, servicing OEMs that require price-sensitive, high-volume production.

Turnkey Capabilities. Another element of our strategy is to provide a complete range of manufacturing management and value-added services, including materials management, board design, concurrent engineering, assembly of complex printed circuit boards and other electronic assemblies, test engineering, software manufacturing, accessory packaging and post-manufacturing services. CirTran believes that as manufacturing technologies become more complex and as product life cycles shorten, OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their time to market and capital asset and inventory costs. A substantial portion of our revenue is from turnkey business. CirTran believes that the ability to manage and support large turnkey projects is a critical success factor and a significant barrier to entry for the market it serves. In addition, CirTran believes that due to the difficulty and long lead-time required to change manufacturers, turnkey projects generally increase an OEM's dependence on its manufacturing specialist, resulting in greater stability of our customer base and in closer working relationships. CirTran has been successful in establishing sole source positions with many of its customers for certain of their products.

Advanced Manufacturing Process Technology. CirTran intends to continue to offer its customers the most advanced manufacturing process technologies, including surface mount technology (SMT), ball-grid array (BGA) assembly, pin-through-hole (PTH) technology, manufacturing and test engineering support and design for manufacturability, and in-circuit and functional test and full-system mechanical assembly. CirTran has developed substantial SMT expertise including advanced, vision-based component placement equipment. CirTran believes that the cost of SMT assembly facilities and the technical capability required to operate a high-yield SMT operation are significant competitive factors in the market for electronic assembly. CirTran also has the capability to manufacture cables, harnesses and plastic injection molding systems.

Manufacturing and Services

     To achieve excellence in manufacturing, CirTran combines advanced manufacturing technology, such as computer-aided manufacturing and testing, with manufacturing techniques including just-in-time manufacturing, total quality management, statistical process control and continuous flow manufacturing. Just-in-time manufacturing is a production technique, which minimizes work-in-process inventory and manufacturing cycle time while enabling the Company to deliver products to customers in the quantities and time frame required. Total quality management is a management philosophy that seeks to impart high levels of quality in every operation of CirTran and is accomplished by the setting of quality objectives for every operation, tracking performance against those objectives, identifying work flow and policy changes required to achieve higher quality levels and a commitment by executive management to support changes required to deliver higher quality. CirTran also provides turnkey manufacturing to meet its customers' requirements, including procurement and materials management and consultation on board design and manufacturability.

     Statistical process control is a set of analytical and problem-solving techniques based on statistics and process capability measurements through which CirTran can track process inputs and resulting quality and determine whether a process is operating within specified limits. The goal is to reduce variability in the process, as well as eliminate aberrations that contribute to quality below the acceptable range of each process performance standard.

     CirTran's electronics assembly activities consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible cables. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components, in some cases manufacturing and packaging products for shipment directly to its customers' distributors. In addition, CirTran provides other manufacturing services including refurbishment and remanufacturing. CirTran manufactures on a turnkey basis, directly procuring some or all of the components necessary for production and on a consignment basis, where the OEM customer supplies all or some components for assembly.

     In conjunction with its assembly activities, CirTran also provides computer-aided testing of printed circuit boards, sub-systems and systems, which contributes significantly to our ability to deliver high quality products on a consistent basis. CirTran has developed specific strategies and routines to test board and system level assemblies. In-circuit tests verify that all components have been properly inserted and that the electrical circuits are complete. Functional tests determine if the board or system assembly is performing to customer specifications. CirTran either designs and procures test fixtures and develops its own test software or utilizes its customers' existing test fixtures and test software. In addition, CirTran provides environmental stress tests of the board or system assembly.

     Through Racore Technology, CirTran designs, manufactures, and distributes Ethernet cards based on fiber optic technology that are used to connect computers through fiber optic networks. CirTran markets its products through an international network of distributors, value added resellers, and systems integrators. In addition, CirTran produces private label, custom designed networking products and technologies on an OEM basis.

Sales and Marketing

     Sales and marketing at CirTran is an integrated process involving direct salespersons and project managers, as well as CirTran's senior executives. Our sales resources are directed at multiple management and staff levels within targeted accounts. CirTran also uses independent sales representatives in certain geographic areas. CirTran receives unsolicited inquiries resulting from advertising and public relations activities, as well as referrals from current customers. These opportunities are evaluated against CirTran's customer selection criteria and are assigned to direct salespersons or independent sales representatives, as appropriate. Historically, CirTran has had substantial recurring sales from existing customers.

     In the sale process, a customer provides to CirTran specifications for the product and CirTran develops a bid price for manufacturing a minimum quantity that includes manufacture engineering, parts, labor, testing, and shipping. If the bid is accepted, the customer is required to purchase the minimum quantity and additional product is sold through purchase orders issued under the original contract. Special engineering services are provided at either an hourly rate or at a fixed contract price for a specified task.

     Over 78% of our net sales during the year ended December 31, 2000, were derived from customers that were also customers during 1999. Although CirTran seeks to diversify its customer base, a small number of customers currently are responsible for a significant portion of our net sales. During the year ended December 31, 2000, CirTran's two largest customers accounted for 59% of consolidated net sales. Osicom Technology accounted for 46% of net sales during the year, and General Cable accounted for the other 13%. Andrew Corporation represented 30% and 48.8% of net sales in 1999 and 1998, respectively. No other individual customer accounted for more than 10% of CirTran's net sales in any of these years.

     Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At
December 31, 2000, CirTran's backlog was approximately $4 million. The backlog was approximately $4.5 million at December
31, 1999.

Competition

     The electronic manufacturing services industry is comprised of a large number of companies, several of which have achieved substantial market share. CirTran also faces competition from current and prospective customers that evaluate CirTran's capabilities against the merits of manufacturing products internally. CirTran competes with different companies depending on the type of service or geographic area. Certain of CirTran's competitors may have greater manufacturing, financial, research and development and marketing resources than CirTran. We believe that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To remain competitive, CirTran must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. CirTran currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with established facilities where labor costs are lower.

Regulation

     CirTran's operations are not subject to any significant federal, state or local regulation.

Employees

     CirTran currently employs 101 persons, five in executive positions, 14 in engineering and design, 76 in clerical and manufacturing, and six in sales.

History

     CirTran was incorporated in Nevada on March 23, 1987 under the name Vermillion Ventures, Inc., for the purpose of acquiring other operating corporate entities. On March 15, 1998, the Company acquired all of the outstanding stock of BMC Incorporated by issuing 129,000,000 shares of common stock. BMC was unsuccessful in its proposed bingo satellite operations and was dissolved. In May 2000, we effected a 3,000-to-1 reverse split in the common stock, reducing the issued and outstanding shares to 116,004. On July 1, 2000, we issued 10,000,000 shares of common stock to acquire substantially all of the assets of Circuit Technology, Inc., a Utah corporation. The shares issued to Circuit Technology represented approximately 98.6% of the issued and outstanding common stock of the Company immediately following the acquisition. In connection with the transaction, the former directors of CirTran appointed Iehab J. Hawatmeh a director and resigned all of their positions with CirTran as officers and directors.

               ITEM 2.  DESCRIPTION OF PROPERTIES

     CirTran leases approximately 40,000 square feet of office and manufacturing space in West Valley City, Utah, at a monthly lease rate of $16,000, which serves as the principal offices and manufacturing facility for the Company. This facility is leased from I&R Properties, LLC, a company owned and controlled by Iehab
J. Hawatmeh, an officer, director, and principal stockholder of the Company, Raed Hawatmeh, a principal stockholder of the Company, and Shaher Hawatmeh, an executive officer of the Company's subsidiary. CirTran leases 4,000 square feet of space in West Valley City, Utah, for Racore, where it conducts design and engineering work, for $2,700 per month. CirTran leases a sales office in Newark, California, which is near Santa Clara, at a monthly lease rate of $850. The facilities in Utah and California are adequate for the current needs of the Company.

                   ITEM 3.  LEGAL PROCEEDINGS

     CirTran's subsidiary has accrued liabilities in the amount of $1,044,936 for delinquent payroll taxes. CirTran has negotiated a payment schedule with the state of Utah, which requires monthly payments over 12 months of $10,863, and is currently negotiating a similar payment plan with the federal government.

     Circuit Technology, Inc., is a defendant in an alleged breach of a facilities sublease agreement in Colorado. The management and their attorneys estimate liability between $0 and $2,500,000. The wide range is due to two rent calculation methods written in the master lease. CirTran filed a suit in an amount exceeding $500,000 for missing equipment. All parties are currently negotiating a settlement, however, no settlement has been reached.

     Circuit Technology, Inc., is also a defendant in numerous other legal actions resulting, primarily, from the nonpayment of vendors for goods and services received, all of which were assumed by CirTran. CirTran has negotiated settlements, as detailed below, and is currently negotiating settlements with these vendors.

     1. Arrow Electronics, Inc. obtained a judgment against Circuit Technology, Inc., in the amount of $215,251, plus 8% interest as of March 17, 2000. In September 2000, CirTran settled this judgment in the amount of $199,678, plus 8% interest as of September 23, 2000. The terms of the settlement require CirTran to make monthly payments of $6,256 to Arrow Electronics until the settlement amount is paid in full.

     2. Sager Electronics, another trade creditor, brought a claim against Circuit Technology, Inc., for unpaid goods and services in the amount of $97,259. In November 2000, CirTran settled this claim in the amount of $97,259, plus 8% interest. The terms of the settlement require CirTran to make monthly payments of $1,972 to Sager Electronics until the settlement amount is paid in full.

     3. In January 2000, Future Electronics Corporation filed an action against Circuit Technology, Inc., in the amount of $646,284, and an affiliate, Iehab Hawatmeh. The claim was based on nonpayment of goods and services rendered by Future Electronics, and in November 2000, CirTran settled the claim in exchange for:

          i.   The immediate payment of $83,000;

          ii. A promissory note consisting of the payment of $83,000 in February 2001 (which was made) and $83,000 in May 2001;

          iii. A second promissory note in the amount of $73,000, plus 6% interest as of November 3, 2000, requiring eighteen monthly installments in the amount of $1,460;

          iv. The issuance of 352,070 shares of CirTran restricted common stock;

          v. A lock up agreement whereby Iehab Hawatmeh, Raed Hawatmeh and Roger Kokozyan agree to not sell their shares of CirTran common stock until June 27, 2002.

          vi. A participation right whereby Future Electronics is entitled to purchase its pro rata share of any subsequent offering of CirTran's equity securities, subject to certain limitations

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 31, 2000.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock of CirTran has traded sporadically on the Pink Sheets under the symbol "CIRT" since July 2000. The following table sets forth for the respective periods indicated the prices of the common stock as reported and summarized on the Pink Sheets. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended       High Bid             Low Bid

September 30, 2000           $0.001                $0.001
December 31, 2000            $4.000                $0.001

      As of March 31, 2001, the Company had 528 shareholders holding 10,495,637 shares of common stock. The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities

     In July 2000, CirTran issued 10,027,333 shares of restricted common stock in exchange for assets and services as follows:

        Name                  Amount                Nature
Circuit Technology, Inc.     10,000,000     Acquired substantially
                                            all of the assets of
                                            Circuit Technology

Milagro Holdings, Inc.           25,333     Services rendered on
                                            behalf of CirTran

Kurt Hughes                       1,000     Services rendered on
                                            behalf of CirTran

John Lambert                      1,000     Services rendered on
                                            behalf of CirTran

     In January 2000, CirTran issued 352,070 shares of restricted common stock to Future Electronics Corporation in exchange for $324,284 in debt relief.

     The securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. Each investor had access to all material information pertaining to the Company and its financial condition. No broker was involved and no commissions were paid in the transaction.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Overview

     CirTran Corporation provides a mixture of high and medium size volume turnkey manufacturing services using surface mount technology (SMT), ball-grid array (BGA) assembly, pin-through-hole (PTH) and custom injection molded cabling for leading electronics OEMs in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. CirTran provides a wide variety of pre-manufacturing, manufacturing and post-manufacturing services. Through its subsidiary, Racore
Technology Corporation, CirTran designs, manufactures, and markets high performance Local Area Network products with emphasis on Fiber Optics and 10/100 Ethernet technologies. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

Results of Operations

     Net Sales decreased 35.4% to $6,373,096 for the year ended December 31, 2000 as compared to $9,860,489 for 1999. The decrease is substantially due to loss of a major customer, Andrew Corporation, which accounted for approximately 30% of CirTran's net sales in 1999. Cost of sales for the year ended December 31, 2000 was $6,191,724, a 40.6% decrease as compared to $10,427,294 incurred during the prior year. Such costs as a percentage of revenue were 97.2% during 2000 as compared to 105.7% during 1999. Sales to Andrew Corporation in 1999 accounted for a large volume of sales through large orders averaging 35,000 pieces, but these orders resulted in very low or negative margins, which was substantially responsible for CirTran's negative gross profit for the year ended December 31, 1999. Since the first quarter of 2000, CirTran has shifted its marketing effort to small and mid-sized customers that place orders of 100 to 5,000 pieces, which produce a higher gross profit.

     This redirection of CirTran's marketing effort began to see success in the last six months of 2000. In the last two quarters of 2000, CirTran had net sales of $3,693,058 as compared to $2,702,286 in the last two quarters of 1999, a 37% improvement over net sales during the 1999 period. Cost of sales was $3,680,445 for the last six months of 2000 as compared to $3,440,048 for the comparable period in 1999. Gross profit
(loss) increased from a negative $737,762 for the six months ended December 31, 1999, to a positive gross profit of $12,613 for the comparable period in 2000.

     CirTran uses just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time while enabling the Company to deliver products to customers in the quantities and time frame required. This manufacturing technique requires CirTran to maintain an inventory of component parts to meet customer orders. Inventory at December 31, 2000, was $2,056,686 as compared to $3,056,893 at
December 31, 1999. The decrease of approximately 32.7% in inventory is attributable to the decreased sales in 2000 that reduced CirTran's need to replace inventory at the same level as in 1999. Management believes the amount of its inventory that may be considered obsolete or slow moving is properly reserved and that CirTran will be able to maintain a gross profit of at least 15% through the first 9 months of 2001 based on current prices for assembled circuit boards and the cost of inventory.

     During the year ended December 31, 2000, selling, general and administrative expenses were $1,909,790, versus $2,594,430 for 1999, a 26.4% decrease. The change in marketing strategy to small and medium sized clients enabled CirTran to reduce staff, especially in the areas of mid-level management and assembly staff, and to implement other cost savings measures. Management believes that a significant portion of the losses in 1999 are attributable to expenses related to opening and subsequently closing of Circuit Technology, Inc.'s Colorado Springs facility. The Colorado Springs facility was opened in November of 1998 and a decision to close the facility was made in June of 1999. The closing process was completed in February of 2000. As a result, CirTran recognized a one-time plant closure expense of $292,000 in 2000, that diminished the benefits of CirTran's cost saving measures in 2000, but management expects CirTran will realize the full benefit of these cost saving measures in 2001. Interest expense for 2000 was $843,069 as compared to $764,486 for 1999, which was not a significant change in view of the fact that our total interest bearing liabilities remained approximately the same from the end of 1999 to the end of 2000.

     As a result of the above factors, the overall net loss decreased 25.9% to $2,791,888 for the year ended December 31, 2000 as compared to $3,768,905 for the year ended December 31, 1999.

Liquidity and Capital Resources

     CirTran's current ratio during the year ended December 31, 2000, deteriorated to 0.41:1 from 0.55:1 at December 31, 1999. The primary reason for the negative change was the reduction of inventory from $3,056,383 at December 31, 1999, to $2,056,686 at
December 31, 2000, which was not offset by any meaningful reduction in total current liabilities. CirTran has a working capital deficit of $4,312,114 at December 31, 2000, and has recognized a substantial net loss from operations through 2000. These factors raise substantial doubt about the ability of CirTran to continue as a going concern.

     To address this issue, CirTran plans on working with vendors to convert approximately 72 percent of trade payables into long-term notes and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. Also, Abacus Ventures, Inc., purchased the Company's line of credit from the lending institution and, based on certain criteria, has indicated its willingness to exchange the debt for common stock. If successful, these plans will add significant equity to the Company. During the last six months of 2000, CirTran successfully extended payment terms on $940,000 of trade payables to monthly installment obligations with interest accruing at the rate of 8% per annum. It settled $646,283 of trade payables with another creditor by paying $83,000 in cash, issuing a non-interest bearing note in the principal amount of $166,000 due in two installments in December 2000 and March 2001, issuing a promissory note in the principal amount of $73,000 bearing interest at 6% per annum payable in 18 monthly installments, and converting the remaining $324,283 to 352,070 shares of common stock. CirTran will continue to pursue these restructuring efforts to improve its financial condition, but there is no assurance that management will be successful in these efforts.

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

Forward-looking statements

     The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by CirTran. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that CirTran expects or anticipates will or may occur in the future, including such things as expansion and growth of its operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect CirTran's operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of parts inventory, creditor actions, and conditions in the capital markets. Forward-looking statements made by CirTran are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.

                  ITEM 7.  FINANCIAL STATEMENTS

      The financial statements of CirTran appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the acquisition of the assets of Circuit Technology by Cirtran in July 2000, the independent accountants of Circuit Technology for the year ended December 31, 1999, Grant Thornton LLP, continued as the independent accountants of CirTran for the year ended December 31, 2000. The decision to continue with Grant Thornton, LLP was made by CirTran's board of directors.

     The former accountant for CirTran, Pritchett, Siler & Hardy, P.C., reported on the financial statements of CirTran for the fiscal year ended December 31, 1999. The report of the former accountant included a statement that CirTran was a development stage company, with no revenues, that has sustained losses from operations since inception. The former accountant stated that there was a substantial doubt about the ability of CirTran to continue as a going concern. CirTran did not disagree with such statements. Except for the going concern uncertainty, the report of the former accountant did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

     During CirTran's two most recent fiscal years and subsequent interim periods through the date of this report, there were no disagreements with the former accountant on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused it to make reference thereto in its report on the financial statements for such years.

                            PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with CirTran for each of the directors and officers.


Name                Age  Positions (1)                                    Since

Iehab J. Hawatmeh  34 President, Secretary, Director of CirTran, and  July 2000
                      President of CirTran's Operating Subsidiary,
                      CirTran Corporation, a Utah Corporation

Shaher Hawatmeh    35 Vice President and Treasurer of CirTran's       July 2000
                      Operating Subsidiary, CirTran Corporation, a Utah Corporation

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify.
Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

     Iehab J. Hawatmeh. Mr. Hawatmeh is now the president, secretary, and sole director of the Company. Mr. Hawatmeh served as the President and Chief Executive Officer of Circuit Technology since 1993. In this position he was responsible for all operational, financial, marketing, and sales activities of Circuit Technology. He will continue to perform similar functions for CirTran.

     Shaher Hawatmeh. Mr. Hawatmeh served as the Vice President and Treasurer of Circuit Technology since 1993, and now serves as executive vice president and treasurer of CirTran's operating subsidiary. In these positions he is responsible for budget development, strategic planning, asset management, and marketing. Shaher Hawatmeh is the brother of Iehab J. Hawatmeh.

Section 16(a) Filing Compliance

     Not applicable.

                ITEM 10.  EXECUTIVE COMPENSATION

Annual Compensation

     The table on the following page sets forth certain information regarding the annual and long-term compensation for services in all capacities to CirTran for the prior fiscal years ended December 31, 2000, 1999, and 1998, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year (collectively, the "Named Executive Officers").

                                             Annual Compensation

Name and Principal Position          Year         Salary ($)
Iehab J. Hawatmeh                    2000          175,000
  President, Secretary,              1999          187,230
  Treasurer and Director             1998          128,923

Shaher Hawatmeh                      2000          109,000
  Executive Vice President           1999           86,154
                                     1998           74,157

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

     The following table sets forth as of March 31, 2001, the number and percentage of the 10,495,637 outstanding shares of common stock which, according to the information supplied to CirTran, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of CirTran, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                    Common         Percent of
             Name                   Shares            Class

Cogent Capital Corp.                 769,844           7.33
11444 South 1780 East
Sandy, Utah 84092

Iehab J. Hawatmeh (1)              2,072,154          19.74
4125 South 6000 West
West Valley City, Utah 84128

Raed Hawatmeh                      1,926,302          18.35
10989 Bluffside Drive
Studio City, CA 91604

Shaher Hawatmeh (1)                  223,691           2.13
4125 South 6000 West
West Valley City, Utah 84128

Roger Kokozyon                     1,847,708          17.60
4539 Haskell Avenue
Encion, CA 91436

Saliba Private Annuity Trust         695,453            6.8
115 S. Valley Street
Burbank, CA 91505

All Officers and Directors as      2,295,845          22.0
a Group (2 persons)

(1) These persons are all of the named executive officers and directors of the Company.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following discussion includes certain relationships and related transactions that occurred during the Company's fiscal year ended December 31, 2000.

     The Company leases its principal offices and manufacturing facility from I & R Properties LLC, a Utah limited liability company, at a monthly lease rate of $16,000 under a lease that expires November 2006. The Company has the option of renewing the lease for two additional 10-year terms. I & R Properties, LLC is owned and controlled by Iehab J. Hawatmeh, an officer, director and principal stockholder of the Company, Raed Hawatmeh, a principal stockholder of the Company, and Shaher Hawatmeh, an officer of Circuit Technology.

     During 2000, Iehab J. Hawatmeh loaned an additional $50,000 to the Company in exchange for a promissory demand note with an interest rate of 10%.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

 SEC      Title of Document                               Location*
Ref. No.

 (2.1)   Asset Purchase Agreement with Circuit Technology     (1)
           dated June 12, 2000, with exhibits.

 (3.1)   Articles of Incorporation                            (2)

 (3.2)   Articles of Incorporation, as amended                (1)

 (3.3)   By-Laws                                              (1)

(10.1)   Lease Agreement for West Valley City, Utah facility  (1)

(10.2) Financial Advisory Agreement with Cogent Capital Page E-1 Corp. dated May 12, 1999.

(10.3)   Form of Product Representative Agreement          Page E-6

(10.4)   Imperial Bank Security Line of Credit Agreement   Page E-14
          dated April 6, 1998

(10.5)   Abacas Ventures Purchase Agreement of Line of     Page E-18
         Credit from Imperial Bank, dated May 1, 2000

(10.6)   Imperial Bank's Assignment of Loan and Loan       Page E-30
         Documents to Abacas Ventures, dated May 1, 2000

(10.7)   Promissory Note of $73,000 with Future            Page E-33
         Electronics Corporation, dated November 3, 2000

(10.8)   Promissory Note of $166,000 with Future           Page E-36
         Electronics Corporation, dated November 3, 2000

(10.9)   Lock Up Agreement between Iehab Hawatmeh and      Page E-38
         Future Electronics Corporation, dated
         November 3, 2000

(10.10)  Lock Up Agreement between Raed Hawatmeh and       Page E-39
         Future Electronics Corporation, dated
         November 3, 2000

(10.11)  Lock Up Agreement between Roger Kokozyan and      Page E-40
         Future Electronics Corporation, dated
         November 3, 2000

(10.12)  Registration Rights Agreement with Future         Page E-41
         Electronics Corporation, dated November 3, 2000

(10.13)  Promissory Note and Confession of Judgment with   Page E-51
         Arrow Electronics, Inc., dated September 26, 2000

(10.14)  Promissory Note and Confession of Judgment with   Page E-55
         Sager Electronics, Inc. dated November 16, 2000

(10.15)  Confession of Judgment, with Future Electronics   Page E-59
         Corporation, dated November 3, 2000

(10.16)  Settlement Agreement and Release of all Claims    Page E-62
         with Future Electronics Corporation,
         dated November 3, 2000.

(16.1)   Letter on Change of Certifying Accountants        Page E-70

(1) Filed on Form 8-K with the SEC on July 17, 2000, and incorporated herein by this reference.

(2) Filed on Form 10-KSB for the fiscal year ended December 31, 2000 with the SEC on May 30, 2000, and incorporated herein by this reference.

Form 8-K Filings

     None

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CIRTRAN CORPORATION


Date:   April  30, 2001           By:/s/Iehab J. Hawatmeh, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 30, 2001            /s/Iehab J. Hawatmeh,
                                 President

                  Index to Financial Statements

                                                            Page

	    Report of Independent Certified Public
	    Accountants							F-2

          Balance  Sheets  as of  September  30,
          2000 and 1999 (unaudited)                         F-3

          Statements of Operations for the Three
          Months and Nine Months Ended September
          30, 2000 (unaudited) and 1999 (unaudited)         F-4

	    Statements of Stockholders' Deficit			F-5

          Statements of Cash Flows for the  Nine
          Months ended September 30, 2000 (unaudited)
          and 1999 (unaudited)                              F-6

          Notes    to   Condensed   Consolidated
          Financial Statements (unaudited)                  F-8

			   REPORT OF INDEPENDENT
                  CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
CirTran Corporation and Subsidiary


We have audited the accompanying consolidated balance sheets of CirTran Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CirTran Corporation and Subsidiary, as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has an accumulated deficit, has suffered losses from operations and has negative working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ GRANT THORNTON LLP


Salt Lake City, Utah
March 9, 2001

               CirTran Corporation and Subsidiary

                   CONSOLIDATED BALANCE SHEETS

                          December 31,

                             ASSETS

                                                                2000          1999
CURRENT ASSETS (Note G)
Cash and cash equivalents                                $     11,068   $       500
Trade accounts receivable, net of allowance for doubtful
 accounts of $72,774 in 2000 and $360,493 in 1999             883,825       973,351
Inventories, net (Note C)                                   2,056,686     3,056,383
Other                                                          94,176        93,621
Total current assets                                        3,045,755     4,123,855

PROPERTY AND EQUIPMENT, AT COST, NET
(Notes D, G and H)                                          1,871,076     2,603,022
OTHER ASSETS, NET (Notes E and G)                              46,072       251,234

                                                         $  4,962,903   $ 6,978,111

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Checks written in excess of cash in bank                 $      5,491   $    77,656
Accounts payable                                            1,166,057     2,366,187
Accrued liabilities (Note J)                                1,711,991       598,786
Line of credit (Note F)                                             -     2,792,609
Current maturities of long-term obligations (Note G)        3,414,090       475,385
Current maturities of capital lease obligations (Note H)       39,274       100,920
Notes payable to stockholders (Note I)                      1,020,966     1,035,966

   Total current liabilities                                7,357,869     7,447,509

LONG-TERM OBLIGATIONS, less current maturities (Note G)       529,964       726,968

CAPITAL LEASE OBLIGATIONS, less current maturities (Note H)    14,257        82,317

COMMITMENTS (Notes F, H and K)                                      -             -

STOCKHOLDERS' DEFICIT (Notes B, I and L)
 Common stock, par value $0.001; Authorized 50,000,000
  shares; issued and outstanding; 10,420,067 in 2000
  and 8,618,104 in 1999                                        10,420         8,618
Additional paid-in capital                                  5,810,035      4,766,453
Receivable from stockholders (Note I)                               -        (86,000)
Accumulated deficit                                        (8,759,642)    (5,967,754)
Total stockholders' deficit                                (2,939,187)    (1,278,683)

                                                         $  4,962,903   $  6,978,111

The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

              CONSOLIDATED STATEMENTS OF OPERATIONS

                     Year ended December 31,


                                                   2000         1999
Net sales                                      $ 6,373,096  $  9,860,489

Cost of sales                                    6,191,724    10,427,294

Gross profit (loss)                                181,372      (566,805)

Selling, general and administrative expenses     1,909,790     2,594,430
Plant closure expenses                             292,000             -

Loss from operations                            (2,020,418)   (3,161,235)

Other income (expense)
Interest                                          (843,069)     (764,486)
Other, net                                          71,599       156,816

                                                  (771,470)     (607,670)

Loss before income taxes                        (2,791,888)   (3,768,905)

Income taxes (Note M)                                    -             -

NET LOSS                                       $(2,791,888) $ (3,768,905)



Loss per common share
Basic                                          $     (0.29) $      (0.47)
Diluted                                              (0.29)        (0.47)

Weighted-average common shares outstanding
Basic                                            9,584,735     7,953,080
Diluted                                          9,584,735     7,953,080

The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

             Years ended December 31, 2000 and 1999

                                   Common Stock         Additional   Receivable
                                 Number                   paid-in      from       Accumulated
                               of shares    Amount        capital  stockholders     deficit      Total

Balances at January 1, 1999     7,325,842   $   7,326   $ 2,831,510  $ (225,000) $ (2,198,849)   $   414,987

Issuance of common stock        1,421,488       1,421     2,169,814           -             -      2,171,235

Repurchase and retirement of
 common stock                    (129,226)       (129)     (234,871)    225,000             -        (10,000)

Net loss                                -           -             -           -    (3,768,905)    (3,768,905)

Receivable from stockholders            -           -             -     (86,000)            -        (86,000)
stockholders

Balances at December 31, 1999   8,618,104       8,618     4,766,453     (86,000)   (5,967,754)    (1,278,683)

Issuance of common stock          627,238         627       945,473           -             -        946,100

Repurchase and retirement of
  common stock                    (45,343)        (45)      (79,955)          -             -        (80,000)

Recapitalization of
 company (Note A1)                943,568         944          (944)          -             -              -

Stock issued for debt             352,070         352       323,932           -             -        324,284

Purchase and retirement of
 common stock for debt            (75,570)        (76)     (144,924)          -             -       (145,000)

Net loss                                -           -             -           -    (2,791,888)    (2,791,888)

Payment from stockholders               -           -             -      86,000             -         86,000

Balances at December 31, 2000  10,420,067    $ 10,420     5,810,035   $       -   $(8,759,642)  $ (2,939,187)

 The accompanying notes are an integral part of this statement.

               CirTran Corporation and Subsidiary

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Year ended December 31,


                                                   2000         1999
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
  Net loss                                   $ (2,791,888)  $(3,768,905)
  Adjustments to reconcile net loss to net
    cash used in operating activities
  Depreciation and amortization                   961,506     1,080,193
  Loss on disposal of property and equipment            -        85,209
  Provision for doubtful trade receivables         69,250       285,743
  Provision for inventory obsolescence            (87,595)      329,561
  Changes in assets and liabilities
   Trade accounts receivable                       20,276       514,333
   Inventories                                  1,087,292       (93,889)
   Other assets                                   (12,183)      129,492
   Accounts payable                              (636,846)     (289,282)
   Accrued liabilities                          1,113,205       346,686

   Total adjustments                            2,514,905     2,388,046

   Net cash used in
    operating activities                         (276,983)   (1,380,859)

Cash flows from investing activities
   Purchase of property and equipment             (12,770)     (453,351)
   Acquisition costs                                    -       (47,857)

   Net cash used in
    investing activities                          (12,770)     (501,208)

                           (Continued)

               CirTran Corporation and Subsidiary

                     Year ended December 31,


                                                             2000         1999
Cash flows from financing activities
Decrease in checks written in excess of cash in bank        (72,165)   (124,759)
Payments from stockholders                                   86,000           -
Borrowings from stockholders                                (15,000)  1,035,966
Net change in line of credit                                      -  (1,194,580)
Principal payments on long-term obligations                (825,593)   (291,266)
Proceeds from long-term obligations                         390,685     606,719
Payments on capital lease obligations                      (129,706)   (226,987)
Purchase and retirement of common stock                     (80,000)    (10,000)
Issuance of common stock                                    946,100   2,085,235

Net cash provided by financing activities                   300,321   1,880,328

Net increase (decrease) in cash and cash equivalents         10,568      (1,739)

Cash and cash equivalents at beginning of year                  500       2,239

Cash and cash equivalents at end of year                $    11,068  $      500

Supplemental disclosure of cash flow information

Cash paid during the year for interest                  $   622,266  $  764,486

Noncash investing and financing activities

Capital lease obligation incurred for equipment (Note H)          -      26,954

Common stock retired as payment of receivables
from stockholders                                                 -     225,000

Receivable from stockholders for purchase of stock                -      86,000

Stock issued for debt                                       324,284           -

Notes issued for accounts payable                           239,000           -

Stock converted to debt                                     145,000           -

Conversion of line of credit to convertible note payable  2,792,609           -

The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

   1. Business activity

   The Company provides turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole and custom injection molded cabling for leading electronics OEMs in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical and semiconductor industries. The Company provides a wide variety of pre-manufacturing, manufacturing and post-manufacturing services. The Company also designs, develops, manufactures and markets a full line of local area network products, with emphasis on token ring and Ethernet connectivity.

   Effective July 1, 2000, all of the assets and certain liabilities of Circuit Technology Corporation (Circuit) were acquired by CTI Systems, Inc. (CTISI), a wholly owned subsidiary of Vermillion Ventures, Inc. (VVI), an inactive corporation. The stockholders of Circuit received 10,000,000 shares of VVI common stock in the transaction of which 800,000 shares were paid by Circuit to Cogent Capital Corp. for services performed in facilitating the transaction. CTISI subsequently changed its name to CirTran Corporation.

   The merger was accounted for as a reverse acquisition of CirTran Corporation by Circuit. Although CirTran Corporation will be the surviving legal entity, for accounting purposes
   Circuit was treated as the surviving accounting entity.

   2.   Principles of consolidation

   The consolidated financial statements include the accounts  of
   CirTran  Corporation and its wholly-owned  subsidiary,  Racore
   Technology    Corporation.    All   significant   intercompany
   transactions have been eliminated in consolidation.

   3.Revenue recognition

   Revenue is recognized when products are shipped to customers.

   4.Cash and cash equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

   5. Inventories

   Raw material inventories consist primarily of circuit boards, components and cables and are valued at the lower of average cost or market. Work in process and finished goods include materials, labor and overhead.

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   6.Property and equipment

   Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in earnings.

   7.Other assets

   Other assets consist of intellectual property, financing costs and acquisition costs. Intellectual property is recorded at cost and amortized over the period proceeds are received or on a straight-line basis over three years, whichever is shorter. Financing and acquisition costs are amortized on a straight-line basis over one to five years.

   Intangible assets are evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including undiscounted cash flows and profitability projections. Impairment would be recognized in operating results if expected future operating undiscounted cash flows are less than the carrying value of intangible assets.

   Amortization  expense totaled $216,790 and $269,930  for  2000 and 1999, respectively.

   8.Checks written in excess of cash in bank

   Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Additionally, at times banks may temporarily lend funds to the Company by paying out more funds than are in the Company's account. These overdrafts are included as a current liability in the balance sheets.

   9.   Income taxes

   As of December 31, 2000, the Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

   The Company operated, for tax purposes, as a corporation under provisions of Subchapter S of the Internal Revenue Code through May 10, 2000 (Note M).

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   10.  Use of estimates

   In preparing the Company's financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates (Note B).

   11.  Concentrations of risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company sells substantially to recurring customers wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2000 and 1999, this allowance was $72,774 and $360,493, respectively.

   At  December  31,  2000,  accounts receivable  from  customers located in Baltimore, Maryland and Eagle Pass, Texas, represented approximately 49 percent and nine percent, respectively, of total trade accounts receivable. The Company has accounts payable to the Baltimore, Maryland company of approximately 78 percent of the accounts receivable balance (with a right of offset). Sales to these customers accounted for 46 percent and 13 percent of 2000 revenues, respectively.

   12.   Fair value of financial instruments

   The carrying value of the Company's cash and cash equivalents and trade accounts receivable, approximates their fair values due to their short-term nature. The fair value of certain of the trade and notes payable in default is not determinable.

   13.  Net loss per share

   Basic Earnings Per Share (EPS) are calculated by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. Diluted EPS is not calculated for periods of net loss because to do so would be anti-dilutive.

   14.  Reclassifications not material

   Certain   reclassifications  have  been  made  to   the   1999
   financial statements to conform with the 2000 presentation.

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE B - REALIZATION OF ASSETS

   The  accompanying financial statements have been  prepared  in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in 2000 and 1999. The Company also has an accumulated deficit of $8,759,642 and total stockholders' deficit of $2,939,187 at December 31, 2000. In addition, the Company has used, rather than provided, cash in its operations.

   Since February of 2000, the Company has operated without a line of credit. Many of the Company's vendors stopped credit sales of components used by the Company to manufacture products and as a result, the Company converted certain of its turnkey customers to customers that provide consigned components to the Company for production.

   In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

   Abacus Ventures, Inc. purchased the Company's line of credit (Note F) from the lender. Management has indicated that the lender, based on certain criteria, is willing to exchange the debt for common stock. The Company's plans include working with vendors to convert approximately 72 percent of trade payables into long-term notes and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. Approximately $940,000 of trade payables have been converted. The Company has initiated new credit arrangements for smaller dollar amounts with many vendors and will pursue a new line of credit after negotiations with vendors are complete. If successful, these plans will add significant equity to the Company.

   In the future, significant amounts of additional cash will be needed to reduce debt and to fund losses until the Company becomes profitable. During 2000, the Company has raised approximately $946,000 of additional capital from investors. During 2000, the Company's president also loaned the Company an additional $50,000 (Note G). The Company is continuing to seek infusions of capital from investors and is also attempting to replace its line of credit. Management has made changes in operations to reduce labor and other costs and believes that if adequate cash and capital as described above are obtained, the Company can become profitable.

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE C - INVENTORIES

   Inventories consist of the following:
                                        2000         1999
   Raw materials                   $ 1,791,520   $ 1,677,554
   Work-in process                     169,676     1,015,925
   Finished goods                      497,798       852,807
                                     2,458,994     3,546,286
   Less reserve for obsolescence       402,308       489,903
                                   $ 2,056,686   $ 3,056,383


NOTE D - PROPERTY AND EQUIPMENT

   Property and equipment and estimated service lives consist  of the following:
                                                             Estimated
                                        2000         1999    service lives
   Production equipment            $  3,140,450  $ 3,138,908   5-10
   Leasehold improvements               957,845      954,170   7-10
   Office equipment                     628,522      620,969   5-10
   Other                                118,029      118,029    3-7
                                      4,844,846    4,832,076
   Less accumulated depreciation
    and amortization                  2,973,770    2,229,054
                                   $  1,871,076 $  2,603,022

NOTE E - OTHER ASSETS

   Other assets consist of the following:
                                        2000        1999
   Intellectual property            $ 586,843   $ 582,540
   Financing and acquisition costs    156,874     150,939
   Other                               10,587       9,197
                                      754,304     742,676
   Less accumulated amortization      708,232     491,442
                                    $  46,072   $ 251,234

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE F - LINE OF CREDIT

   During 2000, the Company's line of credit was assumed by Abacas Ventures, Inc. Abacas Ventures, Inc. converted the amount owing into a note payable, which will be convertible into shares of common stock. The entire amount of the note is included in current maturities. The conversion date and price have not been determined.


NOTE G - LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following:
                                                     2000      1999

     Note payable to a company, payable  in      2,435,007        -
     full, due on demand, interest at  10%,
     collateralized by all  assets  of  the
     Company.   Interest  associated   with
     this note of $142,042 was accrued  and
     included  in  accrued  liabilities  at
     December 31, 2000.

     Note    payable   to    a    financial        377,235   446,352
     institution,    due     in     monthly
     installments   of  $9,462,   including
     interest  at  8.61%, with  a  maturity
     date of April 2004, collateralized  by
     equipment

     Note  payable  to  a company,  due  in        181,431   143,437
     monthly    installments   of   $6,256,
     including interest at 8%, until  paid,
     collateralized by equipment

     Note    payable   to    a    financial
     institution,    due     in     monthly
     installments  of  $20,000,   including
     interest  at 4% over prime  (12.5%  at        197,285   301,504
     December  31, 2000), with  a  maturity
     date  of July 2001, collateralized  by
     equipment

     Note payable to a company, due in  two        166,000        -
     installments  of $83,000 plus  accrued
     interest  at  10% with a  maturity  of
     June 2001, unsecured

     Note payable to a shareholder, due  in        130,000        -
     monthly installments of $12,748  until
     paid,   including  interest  at   10%,
     unsecured

     Note  payable  to  a company,  due  in         93,307        -
     monthly  installments of $1,972  until
     paid,   including  interest   at   8%,
     unsecured

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE G - LONG-TERM OBLIGATIONS - CONTINUED

                                               2000      1999

     Note payable to an individual, due  in   85,377    104,212
     monthly    installments   of   $5,000,
     including interest at a rate of  9.5%,
     with  a  maturity date  of  May  2000,
     collateralized by all  assets  of  the
     Company, past due

     Note payable to a finance corporation,   78,105    82,083
     due in monthly installments of $3,280,
     including interest at prime (11.5%  at
     December  31, 2000) plus  3%,  with  a
     maturity   date   of   January   2002,
     collateralized by equipment

     Note  payable to a company, due in  18   73,000         -
     monthly    installments   of    $1,460
     followed  by  six monthly installments
     of  $2,920, including interest at  6%,
     with  a  maturity date of April  2003,
     unsecured

     Note payable to a stockholder/officer,   50,000         -
     payable  in  full on demand,  interest
     rate 10%, unsecured

     Note payable to a finance corporation,   50,619    63,176
     due in monthly installments of $4,152,
     including  interest  at  9%,  with   a
     maturity    date   of    July    2000,
     collateralized by equipment and  trade
     accounts receivable, past due

     Note payable to a finance corporation,   15,083    35,761
     due in monthly installments of $3,114,
     including  interest  at  9%,  with   a
     maturity    date   of   March    2000,
     collateralized by equipment and  trade
     accounts receivable, past due

     Note payable to a finance corporation,   11,605    25,828
     due in monthly installments of $3,114,
     including  interest  at  9%,  with   a
     maturity    date    of    May    2001,
     collateralized by equipment and  trade
     accounts receivable
                                           3,944,054   1,202,353
   Less current maturities                 3,414,090     475,385

                                         $   529,964 $   726,968

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999


NOTE G - LONG-TERM OBLIGATIONS - CONTINUED

   The Company's long-term obligations mature as follows:

   Year ending December 31,
   2001                                   $ 3,414,090
   2002                                       296,558
   2003                                       174,454
   2004                                        39,935
   2005                                        19,017
   Thereafter                                       -
                                          $ 3,944,054


   Certain of the Company's long-term obligations contain various covenants and restrictions. The agreements provide for the acceleration of principal payments in the event of a covenant violation or a material adverse change in the operations of the Company. As of December 31, 2000, the Company was not in compliance with certain of these covenants.

NOTE H - LEASES

   The Company conducts a substantial portion of its operations utilizing leased facilities and equipment consisting of sales office, warehouses, manufacturing plant, and transportation and computer equipment. Generally, the leases provide for renewal for various periods at stipulated rates.

   The following is a schedule by year of future minimum lease payments under operating and capital leases, together with the present value of the net lease payments as of December
   31, 2000:

                                                Capital    Operating
    Year ending December 31,                    leases       leases
   2001                                       $ 46,718   $   320,526
   2002                                          8,523       324,713
   2003                                          4,389       329,037
   2004                                          3,657       226,298
   2005                                              -       191,688
   Thereafter                                        -       175,714
   Future minimum lease payments                63,287   $ 1,567,976
   Amounts representing interest                (9,756)
   Present value of net minimum lease payments  53,531
   Less current maturities                      39,274
                                              $ 14,257

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE H - LEASES - CONTINUED

   The building leases provide for payment of property taxes, insurance and maintenance costs by the Company. One of the buildings is leased from related parties (Note I). Rental expense for operating leases totaled $325,722 and $743,552 for 2000 and 1999, respectively.

   The Company has an option to renew one building lease for two additional ten-year periods upon expiration of the term in 2006 (Note I).

   Property and equipment includes $1,034,551 of equipment under capital leases at both December 31, 2000 and 1999. Accumulated amortization amounted to $364,525 and $266,472 at December 31, 2000 and 1999, respectively, for equipment under capital leases.


NOTE I - RELATED PARTY TRANSACTIONS

   Lease

   The Company entered into a lease for manufacturing and office space with another company owned by certain stockholders of the Company (Note H). The terms of the lease include monthly payments to the lessor of $15,974 for a period of ten years after which the lease is renewable for two additional ten-year periods.

   Note payable

   At various times during 2000 the Company had amounts due to stockholders. The balance due to stockholders at December 31, 2000 and 1999 was $1,020,966 and $1,035,966,
   respectively.   Interest  associated  with  amounts   due   to
   stockholders  was  $103,305  at  December  31,  2000  and   is
   included in accrued liabilities. The Company also has an additional balance due to its president of $50,000 at December 31, 2000 (Note G).


NOTE J - ACCRUED LIABILITIES

   Accrued liabilities include approximately $1,044,936 of delinquent payroll taxes. The Company has negotiated a payment schedule with the state of Utah requiring 12 monthly payments of $10,863. Negotiations are underway with the federal government to set up a similar payment schedule for the balance.

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE K - LITIGATION

   Circuit (the surviving accounting entity, Note A1) is a defendant in an alleged breach of a facilities sublease agreement  in  Colorado.  A lawsuit was  filed  in  which  the plaintiff seeks to recover past due rent, future rent, and other lease charges. The management and their attorneys have estimated the range of potential loss to be between $0 and $2,500,000. The wide range is due to two rent calculation methods written in the master lease. Under one calculation, the amount would be minimal. Under the other calculation, the amount would represent all future rent (reduced by rent received from future tenants). Currently, a new tenant on a short-term lease occupies the premises. The Company filed a suit against the landlord for an amount in excess of $500,000 for missing equipment.

   Circuit is also the defendant in numerous legal actions primarily resulting from nonpayment of vendors for goods and services received. The Company has accrued the payables and is currently in the process of negotiating settlements with these vendors.


NOTE L - LOSS PER COMMON SHARE

   The following data show the shares used in computing loss per common share:

                                           2000     1999

        Common shares outstanding during
        entire period                     8,618,104   7,325,842

      Net weighted average common
        shares issued during period         966,631     627,238
      Weighted average number of
        common shares used in basic EPS   9,584,735   7,953,080



NOTE M - INCOME TAXES

   The Company operated, for tax purposes, as a corporation under provisions of Subchapter S of the Internal Revenue Code through May 10, 2000. During this period, taxes on income of the Company flowed through to the stockholders. Accordingly, the Company was not subject to federal income taxes on Company operating results for the period in which the S election was in existence, and no provision or current liability or asset for federal or state income taxes for those periods has been reflected.

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE M - INCOME TAXES - CONTINUED

   On May 10, 2000, the Company revoked their S election and became a taxable entity. Effective with the change, in accordance with Statement of Financial Accounting Standards
   (SFAS) No. 109, "Accounting for Income Taxes," income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.

   Income tax expense at December 31, 2000, consists of the following:

   Current                                     $  -
   Deferred                                       -
                                               $  -

   The tax effects of temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2000, are as follows:

   Current deferred tax assets
     Inventory reserve                          $ 482,149
     Bad debt reserve                              85,498
     Vacation reserve                              13,591
     LIFO Inv. 263A calculation                    95,550

                                                  676,788

     Long-term deferred tax assets (liabilities)
   R & D credit                                    53,974
   R & D capitalized                                1,605
   Net operating loss carryforward                475,435
   Intangible                                      200,053
   Depreciation                                    (74,714)
                                                   656,353
                                                 1,333,141
   Valuation allowance                          (1,333,141)
                                               $         -

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE M - INCOME TAXES - CONTINUED

   The Company has sustained net operating losses in each of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit presented for the year ended December 31, 2000. The increase in the valuation allowance was $995,766 for the year ended December 31, 1999.

   As of December 31, 2000, the Company had net operating loss carryforwards for tax reporting purposes of approximately $2,937,679 expiring in various years through 2017.
   Utilization  of  approximately $1,194,000  of  the  total  net operating loss is dependent on the future profitable operation of Racore Technology Corporation under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership.