Form 10QSB
period 2001-03-31
CIRTRAN CORP
filed 2001-06-12
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State  the  number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of March  31,  2001:   10,420,067
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                        TABLE OF CONTENTS

                                                            Page
PART I - FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Balance  Sheets as of March  31,  2001
          (unaudited) and December 31, 2000                  2

          Statements of Operations for the Three
          Months    Ended   March    31,    2001
          (unaudited) and 2000 (unaudited)                   3

          Statements of Cash Flows for the Three
          Months ended
          March  31, 2001 (unaudited)  and  2000
          (unaudited)                                        4

          Notes    to   Condensed   Consolidated
          Financial Statements (unaudited)                   6

Item 2    Managements   Discussion  and  Analysis   of
          Financial    Condition   and   Results    of
          Operation                                          8

PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                   11

          Signatures                                         11

               CirTran Corporation and Subsidiary

              UNAUDITED CONSOLIDATED BALANCE SHEET

                             ASSETS

                                                 March 31,   December 31,
                                                   2001         2000
CURRENT ASSETS
Cash and cash equivalents                         $      200     $   11,068
Trade accounts receivable, net of allowance for
 doubtful accounts fo $56,450 in 2001 and
 $360,493 in 2000                                    554,743        883,825
Inventories                                        2,084,067      2,056,686
Other                                                102,636         94,176
Total current assets                               2,741,646      3,045,755
PROPERTY AND EQUIPMENT, NET                        1,697,677      1,871,076
OTHER ASSETS, NET                                     46,073         46,072

                                                 $ 4,485,396    $ 4,962,903


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of long-term obligations        3,417,090      3,414,090
Current maturities of capital lease obligations       39,274         39,274
Checks written in excess of cash in bank              78,230          5,491
Accounts payable                                   1,218,012      1,166,057
Accrued liabilities                                1,717,592      1,711,991
Notes payable to stockholders                      1,020,966      1,020,966
Total current liabilities                          7,491,164      7,357,869
LONG-TERM OBLIGATIONS, less current maturities       499,535        529,964
CAPITAL LEASE OBLIGATIONS, less current
 maturities                                           14,257         14,257
COMMITMENTS                                                -              -
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; Authorized
 500,000,000 shares; issued and outstanding;
 10,420,067 in 2001 and 2000                          10,420         10,420
Additional paid-in capital                         5,810,035      5,810,035
Accumulated deficit                               (9,340,015)    (8,759,642)
Total stockholders' deficit                       (3,519 ,560)   (2,939,187)

                                                 $ 4,485,396    $ 4,962,903

The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three months ended
                                                   March 31,
                                                 2001         2000
Net sales                                     $ 650,485   $   728,537
Cost of sales                                   460,401     1,749,105

Gross profit (loss)                             190,084    (1,020,568)

Selling, general and administrative expenses    645,153       583,409
Plant closure expenses                           15,250             -

Loss from operations                           (470,319)   (1,603,977)

Other income (expense)
Interest expense                               (110,054)       (2,247)
Other income                                          -        32,433
                                               (110,054)       30,186
Loss before income taxes                       (580,373)   (1,573,791)
Income tax expense                                    -             -

NET LOSS                                      $(580,373) $ (1,573,791)
Net loss per common share - basic             $   (0.06) $      (0.18)
Net loss per common share - diluted           $   (0.06) $      (0.18)
Weighted-average common and  diluted
 common equivalent shares outstanding
Basic                                        10,420,067     8,807,511
Diluted                                      10,420,067     8,807,511


The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Three Months ended March 31,


                                                   2001       2000
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net loss                                        $ (580,373) $ (1,573,791)
 Adjustments to reconcile net loss to net
  cash used in operating activities
 Depreciation and amortization                     175,243       104,999
 Provision for loss on trade receivables          (16,324)            -
 Reserve for inventory obsolescence                     -             -
 Changes in assets and liabilities
 Trade accounts receivable                        345,406       645,383
 Inventories                                      (27,381)       98,627
 Other assets                                      (8,460)      (26,491)
 Accounts payable                                  51,955       430,306
 Accrued liabilities                                5,600       364,621

  Total adjustments                               526,039     1,617,445

  Net cash used in
   operating activities                           (54,334)       43,654

  Net cash used in investing activities -          (1,844)       (7,553)
    purchase of property and equipment

                           (Continued)

               CirTran Corporation and Subsidiary

              For the Three Months ended March 31,


                                                   2001     2000
Cash flows from financing activities
Decrease in receivable from stockholders                -      30,000
Increase in checks written in excess
  of cash in bank                                  72,739      44,407
Net change in line of credit                            -      13,006
Principal payments on long-term obligations       (27,429)   (109,711)
Issuance of common stock                                -     103,000

Net cash provided by
 financing activities                              45,130      80,702

Net (decrease) increase in cash and
cash equivalents                                  (10,868)    116,803

Cash and cash equivalents at beginning of period   11,068         500

Cash and cash equivalents at end of period      $     200  $  117,303

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest                                        $  13,054  $    2,247

The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of CirTran Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 2001, its consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000, may not be indicative of the results that may be expected for the year ending December 31, 2001.


NOTE B - INVENTORIES

   Inventories consist of the following at March 31:

                                            2001      2000
     Raw materials                       $ 1,903,604  $ 1,609,731
     Work-in process                         116,210    1,015,925
     Finished goods                          466,561      822,003
                                           2,486,375    3,447,659
     Less reserve for obsolescence          (402,308)    (489,903)
                                         $ 2,084,067  $ 2,957,756

NOTE C - MERGER AGREEMENT

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

   The merger was accounted for as a reverse acquisition of CirTran Corporation by Circuit. Although CirTran Corporation will be the surviving legal entity, for accounting purposes Circuit was treated as the continuing entity. The equity at March 31, 2000 was adjusted to give affect to this reverse acquisition.


NOTE D - LITIGATION

   Circuit is a defendant in an alleged breach of a facilities sublease agreement in Colorado. A lawsuit was filed in which the plaintiff seeks to recover past due rent, future rent, and other lease charges. The range of potential loss is estimated at between $0 and $2,500,000. The wide range is due to two rent calculation methods written in the master lease. Under one calculation, the amount would be minimal. Under the other calculation, the amount would represent all future rent (reduced by rent received from future tenants). Currently, a new tenant on a short-term lease occupies the premises. This new tenant's lease includes rent at two times the monthly rate of the original lease under suit. Circuit has also filed a countersuit against the landlord for missing equipment. The amount of the countersuit claim exceeds $500,000.

   Circuit is also the defendant in numerous legal actions primarily resulting from nonpayment of vendors for goods and services received. Circuit has accrued the payables and is currently in the process of negotiating settlements with these vendors.

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

Results of Operations

     Net Sales decreased 10.7% to $650,485 for the three months ended March 31, 2001 as compared to $728,537 for the same period in 2000. The decrease is due to a shift in our marketing effort to focus on small and mid-sized customers that place orders of 100 to 5,000 pieces, which produce a higher gross profit, rather than large volume sales with low gross profit. Cost of sales for the three-month period ended March 31, 2001, was $460,401, a 73.7% decrease as compared to $1,749,105 incurred during the comparable three-month period for the prior year. Such costs as a percentage of revenue were 70.8% during 2001 as compared to 240.1% during 2000. This redirection of Cirtran's marketing effort resulted in a gross profit of $190,084 for the three months ended March 31, 2001, as compared to a gross loss of $1,020,568 for the three months ended March 31, 2000.

     CirTran uses just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time while enabling the Company to deliver products to customers in the quantities and time frame required. This manufacturing technique requires Cirtran to maintain an inventory of component parts to meet customer orders. Inventory at March 31, 2001, was $2,084,067 as compared to $2,056,686 at
March 31, 2000. Management believes the amount of its inventory that may be considered obsolete or slow moving is properly reserved and that Cirtran will be able to maintain a gross profit of at least 15% through the remainder of 2001 based on current prices for assembled circuit boards and the cost of inventory.

     During the three-month period ended March 31, 2001, selling, general and administrative expenses were $645,153, versus $583,409 for the comparable period in 2000, a 10.6% increase.
The increase is attributable to increased interest expense and professional fees. Interest expense for the three months ended March 31, 2001, was $110,054 as compared to $2,247 for the comparable period in 2000. The substantial increase in interest expense is attributable to the restructuring during the last calendar quarter of 2000 of Citran's accounts payable accrued in 2000 to installment obligations bearing interest.

     As a result of the above factors, the overall net loss decreased 63.1% to $580,373 for the three months ended March 31, 2001, as compared to $1,573,791 for the three months ended March
31, 2000.

Liquidity and Capital Resources

     Cirtran's current ratio at March 31, 2001 was 0.37:1 and at March 31, 2000, was 0.41:1. The primary reason for the change was the reduction of trade accounts receivable from $883,825 at March 31, 2000, to $554,743 at March 31, 2001. Cirtran had a working capital deficit of $4,749,518 at March 31, 2001, and has recognized a net loss from operations through 2000 and the first three months of 2001. These factors raise substantial doubt about the ability of Cirtran to continue as a going concern.

     To address this issue, CirTran plans on working with vendors to convert approximately 72 percent of trade payables into long-term notes and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. Also, Abacus Ventures, Inc., purchased the Company's line of credit from the lending institution and, based on certain criteria, has indicated its willingness to exchange the debt for common stock. If successful, these plans will add significant equity to the Company. During the last six months of 2000, CirTran successfully extended payment terms on $940,000 of trade payables to monthly installment obligations with interest accruing at the rate of 8% per annum. It settled $646,283 of trade payables with another creditor by paying $83,000 in cash, issuing a non-interest bearing note in the principal amount of $166,000 due in two installments in December 2000 and March 2001 (which has been paid), issuing a promissory note in the principal amount of $73,000 bearing interest at 6% per annum payable in 18 monthly installments, and converting the remaining $324,283 to 352,070 shares of common stock. CirTran will continue to pursue these restructuring efforts to improve its financial condition, but there is no assurance that management will be successful in these efforts.

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

                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K:  None

     Exhibits:  None

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CIRTRAN CORPORATION

Date: June 11, 2001               By:/s/Iehab J. Hawatmeh
                                   President