Form 10QSB
period 2001-06-30
CIRTRAN CORP
filed 2001-08-08
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2001 there were 10,420,067 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                        TABLE OF CONTENTS

                                                            Page
PART I - FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Balance  Sheets as of  June  30,  2001
          (unaudited) and December 31, 2000                  3

          Statements of Operations for the Three
          Months  and Six Months Ended June  30,
          2001 (unaudited) and 2000 (unaudited)              4

          Statements of Cash Flows for  the  Six
          Months ended
          June  30,  2001 (unaudited)  and  2000
          (unaudited)                                        5

          Notes    to   Condensed   Consolidated
          Financial Statements (unaudited)                   6

Item 2    Managements Discussion and Analysis of
          Financial Condition and  Results of
          Operation                                          8

PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                   9

Signatures                                                   9

                 Part I.  Financial Information
               CirTran Corporation and Subsidiary

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                                 June 30,   December31,
                                                 2001          2000
                                                (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                        $      378   $    11,068
Trade accounts receivable, net of allowance
for doubtful                                        503,909       883,825
accounts of $101,875 in 2001 and $72,774 in 2000
Inventories                                       2,019,072     2,056,686
Other                                               102,636        94,176
Total current assets                              2,625,995     3,045,755

PROPERTY AND EQUIPMENT, NET                       1,638,855     1,871,076

OTHER ASSETS, NET                                    45,057        46,072
                                                $ 4,309,907  $  4,962,903

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of long-term obligations    $ 3,414,090   $ 3,414,090
Current maturities of capital lease                 39,274        39,274
obligations
Checks written in excess of cash in bank            73,407         5,491
Deferred revenue                                    37,052             -
Accounts payable                                 1,358,836     1,166,057
Accrued liabilities                              2,013,353     1,711,991
Notes payable to stockholders                    1,020,966     1,020,966

Total current liabilities                        7,955,978     7,357,869

LONG-TERM OBLIGATIONS, less current maturities     423,041       529,964

CAPITAL LEASE OBLIGATIONS, less current             12,257        14,257
maturities

COMMITMENTS                                              -             -

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value;  Authorized
500,000,000 shares; issued and outstanding;         10,420        10,420
10,420,067 in 2001 and 2000
Additional paid-in capital                       5,810,035     5,810,035
Accumulated deficit                             (9,901,824)   (8,759,642)
Total stockholders' deficit                     (4,081,369)   (2,939,187)

                                               $ 4,309,907   $ 4,962,903

The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                    Three months ended      Six months ended
                                         March 31,               June 30,
                                   2001          2000       2001          2000
Net sales                     $   650,485  $   728,537 $ 1,070,965  $   2,680,038

Cost of sales                     460,401    1,749,105     824,176      2,511,279

Gross profit (loss)               190,084   (1,020,568)    246,789        168,759

Selling, general and
 administrative expenses          645,153      583,409   1,273,249      1,439,057
Plant closure expenses             15,250            -      15,250              -

Loss from operations             (470,319)  (1,603,977) (1,041,710)    (1,270,298)

Other income (expense)
Interest expense                 (110,054)      (2,247)    (229,572)     (308,317)

Other income                            -       32,433      129,100        67,660
                                 (110,054)      30,186     (100,472)     (240,657)

Loss before income taxes         (580,373)  (1,573,791)  (1,142,182)   (1,510,955)
Income tax expense                      -            -            -             -

NET LOSS                      $  (580,373) $(1,573,791) $(1,142,182) $ (1,510,955)

Net loss per common
share - basic                 $     (0.06) $     (0.18) $     (0.11) $      (0.17)

Net loss per common
share - diluted               $     (0.06) $     (0.18) $     (0.11) $      (0.17)

Weighted-average common
and diluted common
equivalent shares outstanding

Basic                          10,420,067    8,807,511   10,420,067     9,150,489
Diluted                        10,420,067    8,807,511   10,420,067     9,150,489

The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                For the Six Months ended June 30,

                                                        2001            2000
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net loss                                          $ (1,142,182)   $  (1,510,955)
Adjustments to reconcile net loss to net
cash used in operating activities
 Depreciation and amortization                         234,065          336,999
 Provision for loss on trade receivables                29,101          (50,520)
 Reserve for inventory obsolescence                          -           78,000
 Changes in assets and liabilities
  Trade accounts receivable                            350,815           51,184
  Inventories                                           37,614         (267,528)
  Other assets                                          (7,444)               -
  Deferred revenue                                      37,052                -
  Accounts payable                                     192,778           74,090
  Accrued liabilities                                  297,362          377,557
    Total adjustments                                1,171,343          599,782
    Net cash provided by (used in) operating
     activities                                         29,161         (911,173)
Cash flows from investing activities
 Purchase of property and equipment                     (1,844)          (7,553)
 Acquisition costs                                           -           (5,693)
    Net cash used in investing activities               (1,844)         (13,246)
Cash flows from financing activities
 Decrease in receivable from stockholders                    -           30,000
 Increase (decrease) in checks written in excess
  of cash in bank                                       67,916           (8,844)
 Net change in line of credit                                -           27,820
 Principal payments on long-term obligations          (103,923)        (194,902)
 Principal payments on capital leases                   (2,000)          (1,555)
 Purchase of outstanding stock                               -          (80,000)
 Issuance of common stock                                    -        1,151,600

    Net cash (used in) provided by financing
     activities                                        (38,007)         924,119

   Net decrease in cash and cash equivalents           (10,690)            (300)

Cash and cash equivalents at beginning of period        11,068              500

Cash and cash equivalents at end of period         $       378    $         200

Supplemental disclosure of cash flow
 information

Cash paid during the period for
Interest                                          $     35,572    $     308,317

The accompanying notes are an integral part of these statements.

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                     June 30, 2001 and 2000


NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of CirTran Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the
   Company's consolidated financial position as of June 30, 2001, its consolidated results of operations and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three months and six months ended June 30, 2001 and 2000, may not be indicative of the results that may be expected for the year ending December 31, 2001.

NOTE B - INVENTORIES

   Inventories consist of the following:

                                            June 30,   December 31,
                                              2001      2000
     Raw materials                       $ 1,776,570 $ 1,791,520
     Work-in process                         187,906     169,676
     Finished goods                          456,904     497,798
                                           2,421,380   2,458,994
     Less reserve for obsolescence           402,308     402,308
                                         $ 2,019,072 $ 2,056,686

               CirTran Corporation and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                     June 30, 2001 and 2000


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

   The merger was accounted for as a reverse acquisition of CirTran Corporation by Circuit. Although CirTran Corporation will be the surviving legal entity, for accounting purposes Circuit was treated as the continuing entity. The equity at June 30, 2000 was adjusted to give affect to this reverse acquisition.


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

Results of Operations

     Net Sales decreased 60.0% to $1,070,965 for the six months ended June 30, 2001 as compared to $2,680,038 for the same period in 2000. The decrease is due to a shift in our marketing effort to focus on small and mid-sized customers that place orders of 100 to 5,000 pieces, which produce a higher gross profit, rather than large volume sales with low gross profit. Cost of sales for the six-month period ended June 30, 2001, was $824,176, a 67.2% decrease as compared to $2,511,279 incurred during the comparable six-month period for the prior year. Such costs as a percentage of revenue were 77.0% during 2001 as compared to 93.7% during 2000. This redirection of Cirtran's marketing effort resulted in a gross profit of $246,789 for the six months ended June 30, 2001, as compared to a gross profit of $168,759 for the six months ended June 30, 2000.

     CirTran uses just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time while enabling the Company to deliver products to customers in the quantities and time frame required. This manufacturing technique requires Cirtran to maintain an inventory of component parts to meet customer orders. Inventory at June 30, 2001, was $2,019,072 as compared to $2,056,686 at
December 31, 2000. Management believes the amount of its inventory that may be considered obsolete or slow moving is properly reserved and that Cirtran will be able to maintain a gross profit of at least 20% of net sales through the remainder of 2001 based on current prices for assembled circuit boards and the cost of inventory.

     During the six-month period ended June 30, 2001, selling, general and administrative expenses were $1,273,249, versus $1,439,057 for the comparable period in 2000, an 11.5% decrease. The decrease is attributable to reductions in employees and other cost savings measures implemented by management. Interest expense for the six months ended June 30, 2001, was $229,572 as compared to $308,317 for the comparable period in 2000. The decrease in interest expense is attributable to the restructuring during the last calendar quarter of 2000 of Citran's accounts payable accrued in 2000 to installment obligations bearing interest.

     As a result of the above factors, the overall net loss decreased 24.4% to $1,142,182 for the six months ended June 30, 2001, as compared to $1,510,955 for the six months ended June 30, 2000.

Liquidity and Capital Resources

     Cirtran's current ratio at June 30, 2001 was 0.33:1 and at December 31, 2000, was 0.41:1. The primary reason for the change was the reduction of trade accounts receivable from $883,825 at December 31, 2000, to $503,909 at June 30, 2001. Cirtran had a working capital deficit of $5,329,983 at June 30, 2001, and has recognized a net loss from operations through 2000 and the first six months of 2001. These factors raise substantial doubt about the ability of Cirtran to continue as a going concern.

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

                                   CIRTRAN CORPORATION

Date: August 3, 2001              By:/s/ Iehab J. Hawatmeh, President