Form 10KSB/A
period 2000-12-31
CIRTRAN CORP
filed 2001-11-05
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

As of March 31, 2001, the Registrant had outstanding 10,495,637 shares of Common Stock (156,301,005 shares as constituted on October 31, 2001), par value $0.001.

Documents incorporated by reference:  None

         The registrant hereby files this Annual Report on Form 10-KSB/A to amend Items 1, 6, 7 and 13 of its Annual Report on Form 10-KSB for the year ended December 31, 2000 to amend the description of its business and to include restated financial statements and accompanying Management's Discussion and Analysis of Operating Results. No other items in the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 are amended. Except as otherwise specifically noted, all information in this Form 10-KSB/A is as of December 31, 2001 and does not reflect any subsequent information or events.

                                     PART I
                         ITEM 1. DESCRIPTION OF BUSINESS

We are a full-service contract electronics manufacturer servicing OEMs in the following industries: communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical and semi-conductor. We conduct our operations through two main divisions: circuit board manufacturing and assembly and Ethernet card design and manufacture.

Industry Background

The contract electronics manufacturing industry specializes in providing the program management, technical and administrative support and manufacturing expertise required to take an electronic product from the early design and prototype stages through volume production and distribution. The goal is to provide a quality product, delivered on time and at the lowest cost, to the OEM. This full range of services gives the OEM an opportunity to avoid large capital investments in plant, inventory, equipment and staffing and to concentrate instead on innovation, design and marketing. By using our contract electronics manufacturing services, our customers have the ability to improve the return on their investment with greater flexibility in responding to market demands and exploiting new market opportunities. Many OEMs now consider contract manufacturers an integral part of their business and manufacturing strategy. Accordingly, the contract electronics manufacturing industry has experienced significant growth as OEMs have established long-term working arrangements with contract manufacturers such as us.

We believe two important trends have developed in the contract electronics manufacturing industry. First, we believe OEMs increasingly require contract manufacturers to provide complete turnkey manufacturing and material handling services, rather than working on a consignment basis where the OEM supplies all materials and the contract manufacturer supplies only labor. Turnkey contracts involve design, manufacturing and engineering support, the procurement of all materials, and sophisticated in-circuit and functional testing and distribution. The manufacturing partnership between OEMs and contract manufacturers involves an increased use of "just-in-time" inventory management techniques that minimize the OEM's investment in component inventories, personnel and related facilities, thereby reducing costs.

We believe a second trend in the industry has been the increasing shift from pin-through-hole, or PTH, to surface mount technology, or SMT, interconnection technologies. Surface mount and pin-through-hole printed circuit board assemblies are printed circuit boards on which various electronic components, such as integrated circuits, capacitors, microprocessors and resistors are mounted. These assemblies are key functional elements of many types of electronic products. PTH technology involves the attachment of electronic components to printed circuit boards with leads or pins that are inserted into pre-drilled holes in the boards. The pins are then soldered to the electronic circuits. The drive for increasingly greater functional density has resulted in the emergence of SMT, which eliminates the need for holes and allows components to be placed on both sides of a printed circuit, contributing to size reductions of up to 50%. SMT requires expensive, highly automated assembly equipment and significantly more operational expertise than PTH technology. We believe the shift to SMT from PTH technology has increased the use of contract manufacturers by OEMs seeking to avoid the significant capital investment required for development and maintenance of SMT expertise.

Electronics Assembly and Manufacture

Approximately 80% of our revenues are generated by our electronics assembly activities, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production. Our goal is to offer customers significant competitive advantages that can be obtained from manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management and increased purchasing power.

We intend to continue to offer our customers the most advanced manufacturing process technologies, including SMT, ball-grid array, or BGA, assembly, PTH technology, manufacturing and test engineering support and design for manufacturability, and in-circuit and functional test and full-system mechanical assembly. We believe we have developed substantial SMT expertise, including advanced, vision-based component placement equipment, which are machines that use integrated cameras controlled by computer software for precise placement of components on circuit boards. We believe that the cost of SMT assembly facilities and the technical capability required to operate a high-yield SMT operation are significant competitive factors in the market for electronic assembly. We also have the capability to manufacture cables, harnesses and plastic injection molding systems.

Ethernet Technology

Through our subsidiary, Racore Technology Corporation, we design, manufacture, and distribute Ethernet cards. These components are used to connect computers through fiber optic networks. In addition, we produce private label, custom designed networking products and technologies on an OEM basis. Our products serve major industrial, financial, and telecommunications companies worldwide. We market our products through an international network of distributors, value added resellers, and systems integrators who sell, install, and support our entire product catalogue.

Additionally, we have established key business alliances with major multinational companies in the computing and data communications industries for which we produce private label, custom designed networking products and technologies on an OEM basis. These alliances generally require that Racore either develop custom products or adapt existing Racore products to become part of the OEM customer's product line. Under a typical contract, Racore provides a product with the customer's logo, packaging, documentation, and custom software and drivers to allow the product to appear unique and proprietary to the OEM customer. Contract terms generally provide for a non-recurring engineering charge for the development and customization charges, together with a contractual commitment for a specific quantity of product over a given term.

Market and Business Strategy

Our goal is to benefit from the increased market acceptance of, and reliance upon, the use of manufacturing specialists by many electronics OEMs. It is estimated by the IPC--Association Connecting Electronics Industries that the United States electronics manufacturing services industry market increased from $22.5 billion in 1998 to $34 billion in 2000. We believe the trend towards outsourcing manufacturing will continue. OEMs utilize manufacturing specialists for many reasons including the following:

o To Reduce Time to Market. Due to intense competitive pressures in the electronics industry, OEMs are faced with increasingly shorter product life-cycles and, therefore, have a growing need to reduce the time required to bring a product to market. We believe OEMs can reduce their time to market by using a manufacturing specialist's manufacturing expertise and infrastructure.

o To Reduce Investment. The investment required for internal manufacturing has increased significantly as electronic products have become more technologically advanced and are shipped in greater unit volumes. We believe use of manufacturing specialists allows OEMs to gain access to advanced manufacturing capabilities while substantially reducing their overall resource requirements.

o To Focus Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs are focusing their resources on activities and technologies which add the greatest value to their operations. By offering comprehensive electronics assembly and related manufacturing services, we believe manufacturing specialists allow OEMs to focus on their own core competencies such as product development and marketing.

o To Access Leading Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise to manufacture products internally. We believe OEMs are motivated to work with a manufacturing specialist to gain access to the specialist's expertise in interconnect, test and process technologies.

o To Improve Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large required investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using a manufacturing specialist's volume procurement capabilities. In addition, a manufacturing specialist's expertise in inventory management can provide better control over inventory levels and increase the OEM's return on assets.

An important element of our strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across the electronics industry. Due to the costs inherent in supporting customer relationships, we focus our efforts on customers with which the opportunity exists to develop long-term business partnerships. Our goal is to provide our customers with total manufacturing solutions for both new and more mature products, as well as across product generations.

Another element of our strategy is to provide a complete range of manufacturing management and value-added services, including materials management, board design, concurrent engineering, assembly of complex printed circuit boards and other electronic assemblies, test engineering, software manufacturing, accessory packaging and post-manufacturing services. We believe that as manufacturing technologies become more complex and as product life cycles shorten, OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their time to market and capital asset and inventory costs. We believe that the ability to manage and support large turnkey projects is a critical success factor and a significant barrier to entry for the market it serves. In addition, we believe that due to the difficulty and long lead-time required to change manufacturers, turnkey projects generally increase an OEM's dependence on its manufacturing specialist, which can result in a more stable customer base.

Suppliers; Raw Materials

Our sources of components for our electronics assembly business are either manufacturers or distributors of electronic components. These components include passive components, such as resisters, capacitors and diodes, and active components, such as integrated circuits and semi-conductors. Our suppliers include Siemens, Muriata-Erie, Texas Instruments, Fairchild, Harris and Motorola. Distributors from whom we obtain materials include Avnet, Future Electronics, Arrow Electronics, Digi-key and Force Electronics. Although we have experienced shortages of various components used in our assembly and manufacturing processes, we typically hedge against such shortages by using a variety of sources and, to the extent possible, by projecting our customer's needs.

Research and Development

During 1999 and 2000, we and our predecessor corporation, Circuit Technology Inc., spent approximately $366,245 and $217,395, respectively, on research and development of new products and services. The costs of that research and development were paid for by our customers. In addition, during the same periods, our subsidiary, Racore, spent approximately $323,962 and $248,049, respectively. None of Racore's expenses were paid for by its customers. We remain committed, particularly in the case of Racore, to continuing to develop and enhance our product line as part of our overall business strategy.

Sales and Marketing

Historically, we have had substantial recurring sales from existing customers, but we are now actively seeking out new customers to generate increased sales. We treat sales and marketing as an integrated process involving direct salespersons and project managers, as well as senior executives. We also use independent sales representatives in certain geographic areas.

During the sale process, a customer provides us with specifications for the product it wants, and we develop a bid price for manufacturing a minimum quantity that includes manufacture engineering, parts, labor, testing, and shipping. If the bid is accepted, the customer is required to purchase the minimum quantity and additional product is sold through purchase orders issued under the original contract. Special engineering services are provided at either an hourly rate or at a fixed contract price for a specified task.

Over 80% of our net sales during the year ended December 31, 2000, were derived from customers that were also customers during 1999. Although we are aggressively seeking to diversify our customer base, a small number of customers have typically been responsible for a significant portion of our net sales. During the year ended December 31, 2000, our largest customer, Osicom Technology and its successor, Entrada Networks, Inc., accounted for 30% of consolidated net sales. Andrew Corporation represented 30% and 48.8% of net sales in 1999 and 1998, respectively. No other individual customer accounted for more than 10% of our net sales in any of these years. We are currently involved in a breach of contract proceeding with Osicom Technology and its successor, Entrada Networks, which late in 2000 cancelled a significant portion of a large outstanding order with us.

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At December 31, 2000, our backlog was approximately $4 million. The backlog was approximately $4.5 million at December 31, 1999.

Material Contracts and Relationships

We generally use form agreements with standard industry terms as the basis for our contracts with our customers. The form agreements typically specify the general terms of our economic arrangement with the customer (number of units to be manufactured, price per unit and delivery schedule) and contain additional provisions that are generally accepted in the industry regarding payment terms, risk of loss and other matters. We also use a form agreement with our independent marketing representatives that features standard terms typically found in such agreements.


Competition

The electronic manufacturing services industry is large and diverse and is serviced by many companies, including several that have achieved significant market share. Because of our market's size and diversity, we do not typically compete for contracts with a discreet group of competitors. We compete with different companies depending on the type of service or geographic area. Certain of our competitors may have greater manufacturing, financial, research and development and marketing resources. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally.

We believe that the primary basis of competition in our targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services and price. To remain competitive, we must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

Regulation

We are subject to typical federal, state and local regulations and laws governing the operations of manufacturing concerns, including environmental disposal, storage and discharge regulations and laws, employee safety laws and regulations and labor practices laws and regulations. We are not required under current laws and regulations to obtain or maintain any specialized or agency-specific licenses, permits, or authorizations to conduct our manufacturing services. We believe we are in substantial compliance with all relevant regulations applicable to our business and operations.

Employees

We employ 101 persons, five in administrative positions, 14 in engineering and design, 76 in clerical and manufacturing, and six in sales.


Corporate Background

We were incorporated in Nevada in 1987, under the name Vermillion Ventures, Inc., for the purpose of acquiring other operating corporate entities. On March 15, 1998, Vermillion issued 129,000,000 shares of common stock to acquire all of the outstanding stock of BMC Incorporated. This entity was unsuccessful in its bingo satellite business and was dissolved. In May 2000, Vermillion effected a 3,000-to-1 reverse split of its common stock, reducing the number of issued and outstanding shares to 116,004.

On July 1, 2000, we issued a total of 10,000,000 shares of our common stock (150,000,000 shares post-forward split), representing approximately 98.6% of our total issued and outstanding common stock following such issuance, to acquire, through our wholly-owned subsidiary, CirTran Corporation (Utah), substantially all of the assets and certain liabilities of Circuit Technology, Inc., or Circuit. Of these shares, 800,000 (12,000,000 shares post-forward split) were issued to Cogent Capital Corporation, a Utah corporation that provided financial and other consulting services to us in connection with the above-described acquisition.

Effective August 6, 2001, we effected a 1:15 forward split and stock distribution which increased the number of our issued and outstanding shares of common stock from 10,420,067 to 156,301,005. We also increased our authorized capital from 500,000,000 to 750,000,000 shares.

Our core business was commenced by Circuit in 1993 by our president, Iehab Hawatmeh. Circuit enjoyed increasing sales and growth in the subsequent five years, going from $2.0 million in sales in 1994 to $15.4 million in 1998, leading to the purchase of two additional SMT assembly lines in 1998 and the acquisition of Racore Computer Products, Inc. in 1997. During that period, Circuit hired additional management personnel to assist in managing its growth, and Circuit executed plans to expand its operations by acquiring a second manufacturing facility in Colorado. Circuit subsequently determined in early 1999, however, that certain large contracts that accounted for significant portions of our total revenues provided insufficient profit margins to sustain the growth and resulting increased overhead. Furthermore, internal accounting controls then in place failed to apprise management on a timely basis of our deteriorating financial position. During the last several years, we have experienced significant losses, including $3,768,905 in 1999, and $4,179,654 in 2000. We have also experienced increasing levels of debt. Our management has been addressing this situation by, among other things, re-directing our sales and manufacturing efforts to smaller contracts with higher profit margins and negotiating debt forbearance arrangements with many of our creditors.

                                     PART II
       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Overview

We provide a mixture of high and medium size volume turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole and custom injection molded cabling for leading electronics OEMs in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing and post-manufacturing services. Through our subsidiary, Racore Technology Corporation, we design and manufacture Ethernet technology products. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

Results of Operations - Comparison of Years Ended December 31, 2000 and 1999

         Sales and Cost of Sales

Net Sales decreased 35.4% to $6,373,096 for the year ended December 31, 2000 as compared to $9,860,489 for 1999. The decrease is substantially due to the loss of a major customer, Andrew Corporation, which accounted for approximately 30% of our net sales in 1999. Sales to Andrew Corporation in 1999 amounted to $3,314,104, whereas sales to the same customer in 2000 were only $29,250. In addition, in the last half of 2000, Entrada Networks, Inc., successor in interest to Osicom Technologies, a customer that generated approximately 30% of our total revenues for 2000, cancelled completion of a large order due to a downturn in Entrada's business. We are litigating the exact size of the order and the circumstances surrounding its cancellation, but we believe the gross amount of the order was approximately $3.8 million, of which $1.8 million was actually completed and shipped in 2000. A substantial portion of the remaining $2.0 million would have been recorded as sales in 2000.

Cost of sales for the year ended December 31, 2000 was $6,792,393, a 34.9% decrease as compared to $10,427,294 incurred during the prior year. Those costs as a percentage of net sales were 106.6% during 2000 as compared to 105.7% during 1999. We believe our high cost of sales was attributable to three main factors: (i) high-volume orders which produced low or negative margins; (ii) cancellation of the Entrada order, discussed above, in preparation for which we acquired a large amount of inventory; and (iii) significant write-offs for obsolete inventory resulting from inadequate inventory control.

Our sales to Andrew Corporation in 1999 accounted for a large volume of sales through large orders averaging 35,000 pieces, but these orders resulted in very low or negative margins, which led to our negative gross profit for the year ended December 31, 1999. We have shifted our marketing effort to small and mid-sized customers that place orders of 100 to 5,000 pieces. We believe these small and mid-sized orders produce a higher gross profit, primarily because we are competing with other domestic manufacturers whose cost of sales is comparable to our own, whereas large orders force us to compete with off-shore manufacturers who typically enjoy significantly lower labor costs.

Among other things, lack of adequate inventory management and control has negatively affected our gross margins. We have traditionally tracked inventory by customer rather than by like-inventory item, and, as a result, we often purchased new inventory to produce products for a new customer, when we likely may have had the necessary inventory on hand under a different customer name. This practice has led to a reserve for obsolescence and excess inventory, which for the year 2000 was $545,866, up from $489,903 in 1999, and has increased cost of sales. We are changing our method of managing and controlling our inventory so that we can identify and use existing inventory and thereby reduce our costs of sales. We have experienced improvement in this regard and believe that, if we are able to maintain and increase our levels of sales, we will be successful in generating sufficient gross profit to cover our selling, general and administrative expenses.

The following charts present (i) comparisons of sales, cost of sales and gross profit generated by our two main areas of operations, i.e., electronics assembly and Ethernet technology, during 1999 and 2000; and (ii) comparisons during these two years for each division between sales generated by pre-existing customers and sales generated by new customers.












------------------ -------------- ------------------- ------------------ ----------------------
                       Year             Sales           Cost of Sales         Gross Loss
------------------ -------------- ------------------- ------------------ ----------------------
Electronics            1999             $  7,954,824       $  8,504,509             $(549,685)
Assembly               2000                4,645,622          4,972,689              (327,067)
------------------ -------------- ------------------- ------------------ ----------------------
Ethernet               1999                1,905,665          2,008,968              (103,303)
Technology             2000                1,727,474          1,819,704               (92,230)
------------------ -------------- ------------------- ------------------ ----------------------


------------------ -------------- ------------------- ------------------ ----------------------
                       Year             Total           Pre-existing              New
                                        Sales             Customers            Customers
------------------ -------------- ------------------- ------------------ ----------------------
Electronics            1999             $  7,954,824      $   6,392,977           $  1,561,847
Assembly               2000                4,645,622          4,317,668                327,954
------------------ -------------- ------------------- ------------------ ----------------------
Ethernet               1999                1,905,665          1,488,264                417,401
Technology             2000                1,727,474            787,649                939,825
------------------ -------------- ------------------- ------------------ ----------------------


         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at December 31, 2000, was $1,755,786 as compared to $3,056,383 at December 31, 1999. The decrease of approximately 42.6% in inventory is attributable to our decreased sales in 2000 which reduced our need to replace inventory at the same level as in 1999, as well as an increase in our reserve for obsolete inventory. Work in-process as a component of inventory decreased from $1,015,925 at December 31, 1999 to $169,676 at December 31, 2000. Again, this decrease reflects our decreased sales in 2000, particularly at year-end. As discussed above, our management is currently taking steps to improve our inventory control and believes the amount of our inventory that may be considered obsolete or slow moving is properly reserved.

         General and Administrative Expenses

During the year ended December 31, 2000, selling, general and administrative expenses were $2,710,275, versus $2,594,430 for 1999, a 4.5% increase. Though our change in marketing strategy to small and medium sized clients allowed us to reduce staff, especially in the areas of mid-level management and assembly staff, and to implement other cost savings measures, we still experienced an increase in overall expenses that is primarily attributable to write-offs at fiscal year-end of approximately $508,000.

Our management believes that a significant portion of our losses in 1999 are attributable to expenses related to opening and subsequently closing of Circuit's Colorado Springs facility. The Colorado Springs facility was opened in November of 1998, we decided in June 1999 to close the facility, and the closing process was completed in December of 1999. We decided to close the facility after we discovered, in early 1999, serious deficiencies in our cost accounting procedures and controls that had failed to apprise our management on a timely basis of our deteriorating financial position, significant losses and increasing debt. As a result of our decision to close the Colorado Springs facility, we recognized substantial plant closure expense in 2000, including accrual of rent, that diminished any benefits resulting from cost saving measures in 2000. As the majority of the closing expenses were incurred in prior periods, management expects we will realize the full benefit of these cost saving measures in 2001 and subsequent periods. This assumes, however, a satisfactory resolution of the lawsuit with the lessor of the Colorado facility, Sunborne XII, LLC.

Interest expense for 2000 was $1,015,027 as compared to $764,486 for 1999, an increase of 33% and a reflection of our accrual of interest on nonremitted payroll taxes and our significant debt load that we were not able to adequately service in 2000.

As a result of the above factors, our overall net loss increased 10.9% to $4,179,654 for the year ended December 31, 2000 as compared to $3,768,905 for the year ended December 31, 1999.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $10,147,408 at December 31, 2000. Our net operating loss for the year ending December 31, 2000 was $4,179,654, compared to $3,768,905 for the year ending December 31, 1999. Our current liabilities exceeded our current assets by $3,323,654 as of December 31, 1999 and $5,664,395 as of December 31, 2000. For the year ended December 31, 2000 we recorded negative cash flows from operations of $140,961.

         Cash

At December 31, 2000, we had $11,068 cash on hand, an increase of $10,568 from December 31, 1999.

Net cash used in operating activities was $140,961 for the fiscal year ended December 31, 2000. During 2000, net cash used in operations was primarily attributable to $4,179,654 in net losses from operations, partially offset by non-cash charges, an increase in accrued liabilities of $1,741,163 and a net decrease in accounts payable of $87,129. The non-cash charges include depreciation and amortization of $961,506, provision for doubtful trade accounts receivable of $78,978, and provision for inventory obsolescence of $55,963.

Net cash used in investing activities during the fiscal year ended December 31, 2000 consisted of equipment purchases of $12,770.

Net cash provided by financing activities was $164,299 during the fiscal year ended December 31, 2000. Principal sources of cash were shareholder loans of $86,000, proceeds of $254,663 from long-term obligations, and proceeds of $946,100 from the private sale of 830 restricted shares of common stock of Circuit Technology, Inc. prior to its acquisition by us effective July 1, 2000. These shares, pursuant to the terms of the acquisition, were subsequently exchanged into 627,238 (pre-forward-split) shares of our common stock, or 9,408,585 post-forward-split shares of our common stock. Principal uses of cash during 2000 consisted of $825,593 principal payments of long-term obligations and $129,706 payments on capital lease obligations.

         Accounts Receivable

         At December 31, 2000, we had receivables of $874,097, net of a reserve for doubtful accounts of $82,502, as compared to $973,351 at December 31, 1999, net of a reserve of $360,493. The reserve for doubtful accounts was significantly larger in 1999 because approximately $426,000 of the total receivables were over 90 days old. We subsequently wrote off approximately $351,000 of accounts receivable in 2000 as uncollectable, while at the same time increasing our efforts to improve the aging and quality of our current receivables. These efforts resulted in a significantly smaller reserve for doubtful accounts at the end of 2000.

          Accounts Payable

Accounts payable were $1,561,752 at December 31, 2000 as compared to $2,366,187 at December 31, 1999. This decrease is primarily attributable to the issuance in 2000 of stock and notes in payment of, respectively, $324,284 and $393,022 of accounts payable.

         Liquidity and Financing Arrangements

We sustained substantial losses from operations in 2000 and 1999. We had an accumulated deficit of $10,147,408 and a total stockholders' deficit of $4,326,953 at December 31, 2000. In addition, during 2000 and 1999, we have used, rather than provided, cash in our operations.

Since December 1999, we have operated without a line of credit. Abacus Ventures, Inc. purchased our line of credit of $2,792,609, and this amount was converted into a note payable to Abacus bearing an interest rate of 10%. We have had, and are continuing to have, discussions with Abacus concerning their willingness to exchange the principal amount of the note and accrued interest for shares of our common stock, and while we believe that these negotiations may ultimately be successful, we can offer no assurance that it will agree to any such exchange of debt for equity or upon what terms such exchange would occur.

During 2000, we were not in compliance with certain covenants relating to our long-term financing. We obtained waivers from the creditors in all cases except one, relating to a note for $85,000, in which our payments are in arrears. Some of our notes are collateralized by our assets. We successfully converted approximately $800,000 in trade payables in 2000 into notes and common stock, and we continue to work with vendors in an effort to convert other trade payables into long-term notes and common stock and to cure defaults with lenders with forbearance agreements that we are able to service.

Despite our efforts to make our debt-load more serviceable, significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. In conjunction with our efforts to improve our results of operations, discussed above, we are also actively seeking infusions of capital from investors and are seeking to replace our line of credit. It is unlikely that we will be able, in our current financial condition, to obtain additional debt financing; and if we did acquire more debt, we would have to devote additional cash flow to pay the debt and secure the debt with assets. We may therefore have to rely on equity financing to meet our anticipated capital needs. There can be no assurances that we will be successful in obtaining such capital. If we issue additional shares for debt and/or equity, this will serve to dilute the value of our common stock and existing shareholders' positions.

Subsequent to our acquisition of Circuit in July 2000, we took steps to increase the marketability of our shares of common stock and to make an investment in our company by potential investors more attractive. There can be no assurance, however, that we will ultimately be successful in obtaining more debt and/or equity financing or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

Forward-looking statements

All statements made in this prospectus, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of operations and other such matters, are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of parts inventory, creditor actions, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we currently operate. Because of the factors listed above, as well as other factors beyond our control, actual results may differ from those in the forward-looking statements.

                          ITEM 7. FINANCIAL STATEMENTS

         See Item 13(a) for an index to the consolidated financial statements that are attached hereto.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


         (a)      1.       Financial Statements

         The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon are filed as part of this Form 10-KSB:

       Audited Financial Statements:                                        Page
                Report of Independent Certified Public Accountants            14

                Consolidated Balance Sheets as of December 31, 2000
                and 1999                                                      15

                Consolidated Statements of Operations for Years
                Ended December 31, 2000 and 1999                              16

                Consolidated Statement of Stockholders' Deficit               17

                Consolidated Statements of Cash Flows for the Years
                Ended December 31, 2000 and 1999                              18

                Notes to Consolidated Financial Statements                    20

                  2.       Exhibits

         The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-KSB.


         (b)      Reports on Form 8-K During the Last Quarter of 2000

         CirTran filed one Form 8-K/A during the last quarter of fiscal 2000, on October 5, 2000, along with the following financial statements of Circuit Technology Corporation:

              Unaudited  Consolidated  Financial  Statements - June 30, 2000 and
                  1999
                  Balance Sheet - June 30, 2000
                  Statements of Operations - Six Months Ended June 30, 2000 and 1999
                  Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999
                  Notes To Unaudited Consolidated Financial Statements

              Audited Consolidated  Financial Statements - December 31, 1999 and
                  1998
                  Report  of  Independent   Certified  Public  Accountants
                  Balance  Sheets - December  31,  1999 and 1998
                  Statements Of Operations - Years Ended December 31, 1999 and 1998
                  Statements Of Cash Flows - Years Ended December 31, 1999 and 1998
                  Notes To Consolidated Financial Statements

              Unaudited Combined Pro Forma Financial  Statements
                  Balance Sheet - June 30, 2000
                  Statement of Operations - Six Months Ended June 30, 2000 Statements of Operations - Year Ended December 31, 1999
                  Notes  to  Unaudited   Combined   Pro  Forma   Financial
                  Statements

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has an accumulated deficit, has suffered losses from operations and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note Q to the financial statements, the 2000 financial statements have been restated to correct a previously reported overstatement of inventory and understatement of accounts payable and accrued liabilities.





Salt Lake City, Utah
September 15, 2001



                       CirTran Corporation and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     Assets

                                                                                              2000              1999
                                                                                        ---------------   --------------
                                                                                           (Restated)
CURRENT ASSETS
    Cash and cash equivalents                                                          $      11,068     $        500
    Trade accounts receivable, net of allowance for doubtful
      accounts of $82,502 in 2000 and $360,493 in 1999                                       874,097          973,351
    Inventories, net                                                                       1,755,786        3,056,383
    Other                                                                                     94,176           93,621
                                                                                        ---------------   --------------
           Total current assets                                                            2,735,127        4,123,855

PROPERTY AND EQUIPMENT, AT COST, NET                                                       1,871,076        2,603,022

OTHER ASSETS, NET                                                                             10,587          251,234
                                                                                        ---------------   --------------
                                                                                       $   4,616,790     $  6,978,111
                                                                                        ===============   ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Checks written in excess of cash in bank                                           $       5,491     $     77,656
    Accounts payable                                                                       1,561,752        2,366,187
    Accrued liabilities                                                                    2,339,949          598,786
    Line of credit                                                                                 -        2,792,609
    Notes payable to stockholders                                                          1,020,966        1,035,966
    Current maturities of capital lease obligations                                           39,274          100,920
    Current maturities of long-term obligations                                            3,432,090          475,385
                                                                                        ---------------   --------------
           Total current liabilities                                                       8,399,522        7,447,509

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                               529,964          726,968

CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES                                            14,257           82,317

COMMITMENTS                                                                                        -                -

Stockholders' DEFICIT
    Common stock, par value $0.001;  Authorized 750,000,000 shares;
      issued and outstanding; 156,301,005 in 2000 and 129,271,560 in 1999                    156,301          129,272
    Additional paid-in capital                                                             5,664,154        4,645,799
    Receivable from stockholders                                                                   -          (86,000)
    Accumulated deficit                                                                  (10,147,408)      (5,967,754)
                                                                                        ---------------   -------------
           Total stockholders' deficit                                                    (4,326,953)      (1,278,683)
                                                                                        ---------------   --------------
                                                                                       $   4,616,790     $  6,978,111
                                                                                        ===============   ==============




        The accompanying notes are an integral part of these statements.




                       CirTran Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                                  2000             1999
                                                                             ---------------  ---------------
                                                                               (Restated)       (Restated)
Net sales                                                                    $    6,373,096   $    9,860,489

Cost of sales                                                                     6,792,393       10,427,294
                                                                             ---------------  ---------------
           Gross loss                                                              (419,297)        (566,805)

Selling, general and administrative expenses                                      2,710,275        2,594,430
                                                                             ---------------  ---------------
           Loss from operations                                                  (3,129,572)      (3,161,235)

Other income (expense)
    Interest                                                                     (1,051,027)        (764,486)
    Other, net                                                                          945          156,816
                                                                             ---------------  ---------------
                                                                                 (1,050,082)        (607,670)
                                                                             ---------------  ---------------
           Loss before income taxes                                              (4,179,654)      (3,768,905)

Income taxes                                                                             -                -
                                                                             ---------------  ---------------
           Net loss                                                         $    (4,179,654)  $   (3,768,905)
                                                                             ===============  ===============


Loss per common share
    Basic                                                                   $        (0.03)   $       (0.03)
    Diluted                                                                          (0.03)           (0.03)

Weighted-average common shares outstanding
    Basic                                                                       142,765,555      119,296,580
    Diluted                                                                     142,765,555      119,296,580





        The accompanying notes are an integral part of these statements.


                                        CirTran Corporation and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                     Years ended December 31, 2000 and 1999
                                   (Restated)


                                            Common Stock
                                    ----------------------------   Additional      Receivable
                                        Number                      paid-in           From          Accumulated
                                      of shares        Amount       capital       stockholders        deficit           Total
                                    -------------  -------------  -----------   ---------------   --------------   --------------
Balances at January 1, 1999         109,887,630   $    109,888   $ 2,728,948   $     (225,000)   $   (2,198,849)  $      414,987

Issuance of common stock             21,322,320         21,322     2,149,913                -                 -        2,171,235

Repurchase and retirement of
   common stock                      (1,938,390)        (1,938)     (233,062)         225,000                 -          (10,000)

Net loss                                      -              -             -                -        (3,768,905)      (3,768,905)

Receivable from stockholders                  -              -             -          (86,000)                -          (86,000)
                                    -------------  -------------  -----------   ---------------   --------------   --------------

Balances at December 31, 1999       129,271,560        129,272     4,645,799          (86,000)       (5,967,754)      (1,278,683)

Issuance of common stock
   for cash                           9,408,585          9,408       936,692                -                 -          946,100

Repurchase and retirement of
   common stock                        (680,145)          (680)      (79,320)               -                 -          (80,000)

Recapitalization of Company          14,153,505         14,154       (14,154)               -                 -                -

Common stock issued for debt          5,281,050          5,281       319,003                -                 -          324,284

Purchase and retirement of common
   stock for debt                    (1,133,550)        (1,134)     (143,866)               -                 -         (145,000)

Net loss                                      -              -             -                -        (4,179,654)      (4,179,654)

Payment from stockholders                     -              -             -           86,000                 -           86,000
                                    -------------  -------------  -----------   ---------------   --------------   --------------

Balances at December 31, 2000       156,301,005   $    156,301     5,664,154   $            -    $  (10,147,408)  $   (4,326,953)
                                    =============  =============  ===========   ===============   ==============   ==============






         The accompanying notes are an integral part of this statement.


                       CirTran Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                          2000              1999
                                                                                    ---------------   ----------------
                                                                                       (Restated)
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                                    $   (4,179,654)   $   (3,768,905)
       Adjustments to reconcile net loss to net
         cash used in operating activities
           Depreciation and amortization                                                  961,506         1,080,193
           Loss on disposal of property and equipment                                           -            85,209
           Provision for doubtful trade accounts receivables                               78,978           285,743
           Provision for inventory obsolescence                                            55,963           368,649
           Changes in assets and liabilities
               Trade accounts receivable                                                   20,276           514,333
               Inventories                                                              1,244,634          (132,977)
               Other assets                                                                23,302           129,492
               Accounts payable                                                           (87,129)         (289,282)
               Accrued liabilities                                                      1,741,163           346,686
                                                                                    ---------------   ----------------
                  Total adjustments                                                     4,038,693         2,388,046
                                                                                    ---------------   ----------------
                  Net cash used in
                    operating activities                                                 (140,961)       (1,380,859)
                                                                                    ---------------   ----------------

    Cash flows from investing activities
       Purchase of property and equipment                                                 (12,770)         (453,351)
       Acquisition costs                                                                        -           (47,857)
                                                                                    ---------------   ----------------
                  Net cash used in
                    investing activities                                                  (12,770)         (501,208)
                                                                                    ---------------   ----------------




                       CirTran Corporation and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                             Year ended December 31,


                                                                                             2000           1999
                                                                                        -------------  --------------
                                                                                          (Restated)
    Cash flows from financing activities
       Decrease in checks written in excess of cash in bank                                  (72,165)       (124,759)
       Payment from stockholders                                                              86,000               -
       Payments on notes payable to stockholders                                             (15,000)      1,035,966
       Proceeds from line of credit                                                                -      11,307,621
       Principal payments on line of credit                                                        -     (12,502,201)
       Principal payments on long-term obligations                                          (825,593)       (291,266)
       Proceeds from long-term obligations                                                   254,663         606,719
       Payments on capital lease obligations                                                (129,706)       (226,987)
       Purchase and retirement of common stock                                               (80,000)        (10,000)
       Proceeds from issuance of common stock                                                946,100       2,085,235
                                                                                        -------------  --------------

                  Net cash provided by
                    financing activities                                                     164,299       1,880,328
                                                                                        -------------  --------------
                  Net increase (decrease) in cash and cash equivalents                        10,568          (1,739)

Cash and cash equivalents at beginning of year                                                   500           2,239
                                                                                        -------------  --------------

Cash and cash equivalents at end of year                                               $      11,068  $          500
                                                                                        =============  ==============

Supplemental disclosure of cash flow information

Cash paid during the year for interest                                                 $     622,266  $      764,486

Noncash investing and financing activities

Capital lease obligation incurred for equipment                                                    -          26,954

Common stock retired as payment of receivables from
   stockholders                                                                                    -         225,000

Receivable from stockholders for purchase of stock                                                 -          86,000

Stock issued for debt                                                                        324,284               -

Notes issued for accounts payable                                                            393,022               -

Stock converted to debt                                                                      145,000               -

Conversion of line of credit to note payable                                               2,792,609               -


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

       1.   Business activity

       Effective July 1, 2000, all of the assets and certain liabilities of Circuit Technology Corporation (Circuit) were acquired by CTI Systems, Inc. (CTISI), a wholly owned subsidiary of Vermillion Ventures, Inc.
       (VVI), an inactive corporation. The stockholders of Circuit received 150,000,000 shares of VVI common stock in the transaction of which 12,000,000 shares were paid by Circuit to Cogent Capital Corp. (Cogent) for services performed in facilitating the transaction. CTISI subsequently changed its name to CirTran Corporation.

       The  merger  was  accounted  for  as a  reverse  acquisition  of  CirTran
       Corporation by Circuit. Although CirTran Corporation will be the surviving legal entity, for accounting purposes Circuit was treated as the surviving accounting entity.

       CirTran Corporation (the Company) provides turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole and custom injection molded cabling for leading electronics OEMs in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical and semiconductor industries. The Company provides a wide variety of pre-manufacturing, manufacturing and post-manufacturing services. The Company also designs, develops, manufactures and markets a full line of local area network products, with emphasis on token ring and Ethernet connectivity.

       2.       Principles of consolidation

       The consolidated financial statements include the accounts of CirTran Corporation and its wholly-owned subsidiary, Racore Technology Corporation. All significant intercompany transactions have been eliminated in consolidation.

       3.   Revenue recognition

       Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment. Returns for defective items are repaired and sent back to the customer. Historically, expenses experienced with such returns have not been significant and have been recognized as incurred.

       4.   Cash and cash equivalents

       The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

       5.   Inventories

       Raw material inventories consist primarily of circuit boards, components and cables and are valued at the lower of average cost or market. Work in process and finished goods include materials, labor and overhead.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       6.   Property and equipment

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

       7.   Other assets

       Included in other assets are intellectual property and financing costs. Intellectual property is recorded at cost and amortized over the period that proceeds are received or on a straight-line basis over three years, whichever is shorter. Financing costs are amortized over the period of the related debt.

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

       8.   Checks written in excess of cash in bank

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       11.      Concentrations of risk

       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company sells substantially to recurring customers wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2000 and 1999, this allowance was $82,502 and $360,493, respectively.

       At December 31, 2000, accounts receivable from a customer located in Baltimore, Maryland and a customer located in Nampa, Idaho, represented approximately 29 percent and 16 percent, respectively, of total trade accounts receivable. The Company has accounts payable to the Baltimore, Maryland company of approximately 78 percent of the accounts receivable balance at December 31, 2000. Sales to these same customers accounted for 30 percent and 4 percent of 2000 revenues, respectively. The Baltimore, Maryland customer no longer does business with the Company.

       12.  Fair value of financial instruments

       The carrying value of the Company's cash and cash  equivalents  and trade accounts receivable, approximates their fair values due to their short-term nature. The fair value of certain of the notes payable in default is not determinable.

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


NOTE B - REALIZATION OF ASSETS

       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in 2000 and 1999. The Company also has an accumulated deficit of $10,147,408 and a total stockholders' deficit of $4,326,953 at December 31, 2000. In addition, the Company has used, rather than provided, cash in its operations.

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

       Abacus Ventures, Inc. (Abacus) purchased the Company's line of credit (Note F) from the lender. Although the Company has had discussions with Abacus concerning their willingness to exchange the debt for common stock at an undetermined future date, no agreement has been entered into between the Company and Abacus. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. During 2000, the Company successfully converted approximately $800,000 in trade payables into notes and common stock. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. The Company has initiated new credit arrangements for smaller dollar amounts with certain vendors and will pursue a new line of credit after negotiations with certain vendors are complete. If successful, these plans may add significant equity to the Company.

       In the future, significant amounts of additional cash will be needed to reduce debt and to fund losses until the Company becomes profitable. During 2000, the Company raised approximately $946,000 of additional capital from investors. During 2000, the Company's president also loaned the Company an additional $68,000 (Note G). The Company is continuing to seek infusions of capital from investors and is also attempting to replace its line of credit. Management has made changes in operations to reduce labor and other costs and believes that if adequate cash and capital as described above are obtained, the Company can become profitable.

NOTE C - INVENTORIES

       Inventories consist of the following:
                                                      2000             1999
                                                  ------------    ------------
        Raw materials                            $  1,634,178    $  1,677,554
        Work-in process                               169,676       1,015,925
        Finished goods                                497,798         852,807
                                                  ------------    ------------
                                                    2,301,652       3,546,286
        Less reserve for obsolescence                 545,866         489,903
                                                  ------------    ------------
                                                 $  1,755,786    $  3,056,383
                                                  ============    ============

NOTE D - PROPERTY AND EQUIPMENT

       Property and equipment and estimated service lives consist of the following:


                                                                                                    Estimated
                                                                     2000             1999        service lives
                                                                 ------------    -------------   -------------
        Production equipment                                    $  3,140,450    $   3,138,908         5-10
        Leasehold improvements                                       957,845          954,170         7-10
        Office equipment                                             628,522          620,969         5-10
        Other                                                        118,029          118,029         3-7
                                                                 ------------    -------------
                                                                   4,844,846        4,832,076
        Less accumulated depreciation
           and amortization                                        2,973,770        2,229,054
                                                                 ------------    -------------
                                                                $  1,871,076    $   2,603,022
                                                                 ============    =============


NOTE E - OTHER ASSETS

       Other assets consist of the following:
                                                       2000             1999
                                                   ------------    ------------
        Intellectual property                     $          -    $    582,540
        Financing costs                                      -         150,939
        Deposits                                        10,587           9,197
                                                   ------------    ------------
                                                        10,587         742,676
        Less accumulated amortization                        -         491,442
                                                   ------------    ------------

                                                  $     10,587    $    251,234
                                                   ============    ============

NOTE F - LINE OF CREDIT

       During 2000, the Company's line of credit of $2,792,609 was assumed by Abacas Ventures, Inc. Abacas Ventures, Inc. converted the amount owing into a note payable. Interest has been accrued at an interest rate of 10 percent. The entire amount of the note is included in current maturities.



NOTE G - LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following:
                                                                                      2000            1999
                                                                                  ------------   -------------


        Note payable to a company,  payable in full, due on demand,  interest at
           10%, collateralized by all assets of the Company. Interest associated with this note of  $142,042  was  accrued  and  included  in  accrued
           liabilities at December 31, 2000                                       $ 2,435,007   $           -

        Note   payable  to  a  financial   institution,   due  in  monthly
           installments  of $9,462,  including  interest at 8.61%,  with a
           maturity date of April 2004, collateralized by equipment                   377,235         446,352

        Note payable  to a  company,  due in  monthly  installments  of  $6,256, including interest at 8%, until paid, collateralized by
           equipment                                                                  181,431         143,437

        Note payable to a financial institution,  due in monthly installments of
           $20,000,  including  interest at 4% over prime (12.5% at December 31,
           2000), with a maturity date of July
           2001, collateralized by equipment                                          197,285        301,504

        Note payable  to a company,  due in two  installments  of  $83,000  plus accrued interest at 10% with a maturity of June 2001,
           unsecured                                                                  166,000              -

        Note  payable to a  shareholder,  due in monthly  installments  of
           $12,748 until paid, including interest at 10%, unsecured                   130,000              -

NOTE G - LONG-TERM OBLIGATIONS - CONTINUED

                                                                                      2000            1999
                                                                                  ------------   -------------

        Note payable to a company,  due in monthly  installments of $1,972
           until paid, including interest at 8%, unsecured                             93,307              -

        Note payable to an individual,  due in monthly  installments  of $5,000, including  interest  at a rate of 9.5%,  with a maturity  date of May
           2000, collateralized by all assets of the Company,
           past due                                                                    85,377        104,212

        Note payable to a finance  corporation,  due in monthly  installments of
           $3,280,  including  interest at prime plus 3% (11.5% at December  31,
           2000) with a maturity date of January
           2002, collateralized by equipment                                           78,105         82,083

        Note payable to a  company,  due in 18  monthly  installments  of $1,460 followed by six monthly installments of $2,920, including interest at
           6%, with a maturity date of April 2003,
           unsecured                                                                   73,000              -

        Note payable to a stockholder/officer,  payable in full on demand,
           interest at 10%, unsecured                                                  68,000              -

        Note payable to a finance  corporation,  due in monthly  installments of
           $4,152,  including interest at 9%, with a maturity date of July 2000, collateralized by equipment and
           trade accounts receivable, past due                                         50,619         63,176

        Note payable to a finance  corporation,  due in monthly  installments of
           $3,114, including interest at 9%, with a maturity date of March 2000, collateralized by equipment and
           trade accounts receivable, past due                                         15,083         35,761

        Note payable to a finance  corporation,  due in monthly  installments of
           $3,114,  including  interest at 9%, with a maturity date of May 2001, collateralized by equipment and
           trade accounts receivable                                                   11,605         25,828
                                                                                  ------------   -------------
                                                                                    3,962,054      1,202,353
        Less current maturities                                                     3,432,090        475,385
                                                                                  ------------   -------------
                                                                                 $    529,964   $    726,968
                                                                                  ============   =============


       The Company's long-term obligations at December 31, 2000 mature as follows:

              Year ending December 31,
                  2001                                   $   3,432,090
                  2002                                         296,558
                  2003                                         174,454
                  2004                                          39,935
                  2005                                          19,017
                  Thereafter                                         -
                                                          -------------

                                                         $   3,962,054
                                                          =============

       Certain of the Company's long-term obligations contain various covenants and restrictions. The agreements provide for the acceleration of principal payments in the event of a covenant violation or a material adverse change in the operations of the Company. At times during the year and as of December 31, 2000, the Company was not in compliance with certain of these covenants. In instances where the Company is out of compliance, these amounts have been shown as current.

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

       The following is a schedule by year of future minimum lease payments under operating and capital leases, together with the present value of the net lease payments as of December 31, 2000:

                                                     Capital        Operating
        Year ending December 31,                      leases         leases
        ------------------------                   -----------   -------------
            2001                                   $    46,718   $     320,526
            2002                                         8,523         324,713
            2003                                         4,389         329,037
            2004                                         3,657         226,298
            2005                                             -         191,688
            Thereafter                                       -         175,714
                                                    -----------   -------------
        Future minimum lease payments                   63,287   $   1,567,976
                                                                  =============
        Amounts representing interest                   (9,756)
                                                    -----------
        Present value of net minimum lease              53,531
        payments Less current maturities                39,274
                                                    -----------
                                                   $    14,257
                                                    ===========

       The building leases provide for payment of property taxes, insurance and maintenance costs by the Company. One of the buildings is leased from related parties (Note I). Rental expense for operating leases totaled $325,722 and $743,552 for 2000 and 1999, respectively.

       The Company has an option to renew one building lease with related parties, for two additional ten-year periods upon expiration of the term in 2006 (Note I).

       Property and equipment includes $271,423 of equipment under capital leases at both December 31, 2000 and 1999. Accumulated amortization amounted to $181,881 and $138,951 at December 31, 2000 and 1999,
       respectively, for equipment under capital leases.

NOTE I - RELATED PARTY TRANSACTIONS

       Lease

       The Company entered into a lease for manufacturing and office space with another company owned by certain stockholders of the Company (Note H). The terms of the lease include monthly payments to the lessor of $15,974 for a period of ten years after which the lease is renewable for two additional ten-year periods.

       NOTE I - RELATED PARTY TRANSACTIONS - CONTINUED

       Note payable

       At various times during 2000 the Company had amounts due to stockholders. The balance due to stockholders at December 31, 2000 and 1999 was $1,020,966 and $1,035,966, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent, was $103,305 at December 31, 2000 and is included in accrued liabilities. The Company also has an additional 10 percent note due to its president for $68,000 at December 31, 2000 (Note G).

       Common Stock

       In 1999, Circuit entered into an agreement with Cogent, a financial consulting firm, whereby Cogent agreed to assist and provide consulting services to Circuit in connection with a possible merger or acquisition. Pursuant to the terms of this agreement, the Company issued 12,000,000 restricted shares of our common stock to Cogent in July 2000 in connection with our acquisition of the assets and certain liabilities of Circuit. The principal of Cogent was a director of Circuit from 1999 through July 1, 2000.

NOTE J - ACCRUED LIABILITIES

       Accrued liabilities include $1,316,645 of delinquent payroll taxes including estimated interest and penalties of $95,604 and $111,004, respectively. As of December 31, 2000, the Company has negotiated a payment schedule with the state of Utah requiring 12 monthly payments of $10,863.

NOTE K - LITIGATION

       Circuit (the surviving accounting entity, Note A1) is a defendant in an alleged breach of a facilities sublease agreement in Colorado. A lawsuit was filed in which the plaintiff seeks to recover past due rent, future rent, and other lease charges. Management and the Company's attorneys have estimated the range of potential loss to be between $0 and $2,500,000. The wide range is due to two rent calculation methods written in the master lease. Under one calculation, the amount would be minimal. Under the other calculation, the amount would represent all future rent (reduced by rent received from future tenants). The Company filed a suit against the landlord for an amount in excess of $500,000 for missing equipment. Rent has been accrued through December 31, 2000 and is included in accrued liabilities.

       Circuit is also the defendant in numerous legal actions primarily resulting from nonpayment of vendors for goods and services received. The Company has accrued the payables and is currently in the process of negotiating settlements with these vendors.

NOTE L - LOSS PER COMMON SHARE

       The following data show the shares used in computing loss per common share:

                                                                                2000              1999
                                                                           --------------   ---------------

              Common shares outstanding during entire period                 129,271,560      109,887,630

              Net weighted-average common shares issued during period         13,493,995        9,408,950
                                                                           --------------   ---------------
              Weighted-average number of common shares used in basic
                 and diluted EPS                                             142,765,555      119,296,580
                                                                           ==============   ===============


NOTE L - LOSS PER COMMON SHARE - CONTINUED

       The Company has no common stock equivalents and therefore basic and diluted EPS are the same.

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

       Income tax expense at December 31, 2000, consists of the following:

            Current                               $           -
            Deferred                                          -
                                                   -------------
                                                  $           -
                                                   =============

       The tax effects of temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2000, are as follows:

        Current deferred tax assets
            Inventory reserve                                     $    262,297
            Bad debt reserve                                            30,773
            Vacation reserve                                            13,591
            LIFO Inv. 263A calculation                                 148,617
                                                                   -------------
                                                                       455,278
                                                                   -------------

        Long-term deferred tax assets (liabilities)
            Research and development credit                             53,974
            Research and development capitalized                         1,605
            Net operating loss carryforward                          1,446,233
            Intellectual property                                      200,053
            Depreciation                                               (74,714)
                                                                   -------------
                                                                     1,627,151
                                                                   -------------
                                                                     2,082,429
        Valuation allowance                                         (2,082,429)
                                                                   -------------
                                                                  $          -
                                                                   =============


NOTE M - INCOME TAXES - CONTINUED

       The Company has sustained net operating losses in both of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit presented for the year ended December 31, 2000.

       As of December 31, 2000, the Company had net operating loss carryforwards for tax reporting purposes of approximately $3,877,300 expiring in various years through 2020. Utilization of approximately $1,194,000 of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership.

NOTE N - SEGMENT INFORMATION

       Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has two reportable segments; electronics assembly and Ethernet technology. The electronics assembly segment manufactures and assembles circuit boards and electronic component cables. The Ethernet technology segment designs and manufactures Ethernet cards. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:



                                                            Electronics       Ethernet
                        2000                                 Assembly        Technology         Total
                        ----                             --------------   -------------   --------------

        Sales to external customers                      $   4,686,045    $   1,687,051   $   6,373,096
        Intersegment sales                                   1,015,349           40,423       1,055,772
        Segment loss                                        (4,179,654)      (1,229,248)     (5,408,902)
        Segment assets                                       3,916,774          854,806       4,771,580
        Depreciation and amortization                          687,802          273,704         961,506

                      1999
        Sales to external customers                      $   7,954,824    $   1,905,665   $   9,860,489
        Intersegment sales                                   1,531,642            7,174       1,538,816
        Segment loss                                        (3,818,927)      (1,280,627)     (5,099,554)
        Segment assets                                       6,655,078        1,216,921       7,871,999
        Depreciation and amortization                          807,113          273,080       1,080,193

                      Sales                                                 2000               1999
                      -----                                            --------------    --------------
        Total sales for reportable segments                           $   7,428,868     $   11,399,305
        Elimination of intersegment sales                                (1,055,772)        (1,538,816)
                                                                       --------------    --------------

                   Consolidated net sales                             $   6,373,096     $    9,860,489
                                                                       ==============    ==============

                     Net Loss
        Net loss for reportable segments                              $  (5,408,902)    $   (5,099,554)
        Elimination of intersegment losses                                1,229,248          1,330,649
                                                                       --------------    --------------

                   Consolidated net loss                              $  (4,179,654)    $   (3,768,905)
                                                                       ==============    ==============


NOTE N - SEGMENT INFORMATION - CONTINUED

                   Total Assets
        Total assets for reportable segments                          $   4,771,580     $    7,871,999
        Elimination of intersegment amounts                                (154,790)          (893,888)
                                                                       --------------    --------------

                   Consolidated total assets                          $   4,616,790     $    6,978,111
                                                                       ==============    ==============

NOTE O - REVENUES

       All revenue-producing assets are located in North America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

       The Company's net sales by geographic area are as follows:

                                                   2000               1999
                                              --------------    --------------
        North America                        $   5,967,106     $    8,674,051
        Europe/Africa/Middle East                  390,808            789,906
        Asia/Australia                              15,182            396,532
                                              --------------    --------------
                                             $   6,373,096     $    9,860,489
                                              ==============    ==============

NOTE P - FOURTH QUARTER ADJUSTMENTS

       In the fourth quarter of 2000, the Company recorded various adjustments that approximated $1.9 million in additional expense that affect, in part, previous quarters of 2000. The adjustments were recorded as follows:

1)       Adjustments to inventory of $462,280,
2)       Additional depreciation expense of $136,706,
3)       Additional payable accruals of $815,695,
4)       Additional interest expense of $257,600, and
5) Payroll penalties and interest on nonremitted payroll withholdings of $206,608.

NOTE Q - RESTATEMENT

       The financial statements at and for the year ended December 31, 2000 have been restated to reflect corrections to recognize $300,900 reduction in inventory, $45,213 write off of accounts receivable and other assets, and $1,041,653 of additional accounts payable and accrued liabilities. It has been determined that adjustments are necessary to write down inventory purchased for specific customers that does not have alternative use and record accounts payable and accrued liabilities that should have been recognized in 2000. Accordingly, the cost of sales has been increased by $600,669, selling, general and administrative expenses has been increased by $508,485, interest expense has been increased by $207,958, and other income decreased by $70,654 in the consolidated statement of operations for the year ended December 31, 2000.


                                  EXHIBIT INDEX

         Copies of the following documents are filed with this annual report as exhibits:

   Exhibit No.                                                  Document

       3.1 Articles of Incorporation, as amended (previously filed as Exhibit No. 2 to the Company's 8-K dated July 1, 2000, Commission File No. 33-13674-LA, and incorporated herein by reference).

       3.2 Bylaws (previously filed as Exhibit No. 3 to the Company's 8-K dated July 1, 2000, Commission File No. 33-13674-LA, and incorporated herein by reference).

       10.          Material Contracts:

                    10.1 Lease Agreement dated 2 November 1996 between I & R Properties, LLC and Circuit Technology, Inc. (previously filed as Exhibit No. 4 to the Company's 8-K dated July 1, 2000, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.2 Financial Advisory Agreement dated 12 May 1999 between Circuit Technology, Inc. and Cogent Capital Corp. (previously filed as Exhibit No. 2 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.3 Form of Product Representative Agreement between CirTran Corporation and a Representative (previously filed as Exhibit No. 3 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.4 Security and Loan Agreement dated April 6, 1998 between Imperial Bank and Circuit Technology, Inc. (previously filed as Exhibit No. 4 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.5 Line of Credit Purchase Agreement dated May 1, 2000 between Imperial Bank and Abacus Ventures, Inc. (previously filed as Exhibit No. 5 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.6 Assignment of Loan dated May 1, 2000 from Imperial Bank to Abacus Ventures, Inc. (previously filed as Exhibit No. 6 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.7 Unsecured Promissory Note for $73,000.00 dated November 3, 2000 from CirTran Corporation to Future Electronics Corporation (previously filed as Exhibit No. 7 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.8 Unsecured Promissory Note for $166,000.00 dated November 3, 2000 from CirTran Corporation to Future Electronics Corporation (previously filed as Exhibit No. 8 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.9 Lock-Up Agreement dated November 3, 2000 between Iehab Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 9 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.10 Lock-Up Agreement dated November 3, 2000 between Raed Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 10 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.11 Lock-Up Agreement dated November 3, 2000 between Roger Kokozyon and Future Electronics Corporation (previously filed as Exhibit No. 11 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.12 Registration Rights Agreement dated November 3, 2000 between CirTran Corporation and Future Electronics Corporation (previously filed as Exhibit No. 12 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.13 Promissory Note and Confession of Judgment dated September 26, 2000 by Circuit Technology Corp. in favor of Arrow Electronics, Inc. (previously filed as Exhibit No. 13 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.14 Promissory Note and Confession of Judgment dated November 16, 2000 by Circuit Technology Corp. in favor of Sager Electronics (previously filed as Exhibit No. 14 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.15 Confession of Judgment dated November 3, 2000 by CirTran Corporation and Iehab Hawatmeh in favor of Future Electronics Corporation (previously filed as Exhibit No. 15 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.16 Settlement Agreement and Release of Claims dated November 3, 2000 between CirTran Corporation, Iehab Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 16 to the Company's Annual Report filed May 8, 2001 on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).

21.*                Subsidiaries of the Registrant

23.1*               Consent of Grant Thornton LLP
---------------
*      Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CIRTRAN CORPORATION


Date:  November 5, 2001                  By: /s/ Iehab J. Hawatmeh, President

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 5, 2001                 /s/ Iehab J. Hawatmeh
                                             Iehab J. Hawatemeh
                                             President, Chief Financial Officer
                                             and Director

Date:  November 5, 2001                 /s/ Raed Hawatmeh
                                             Raed Hawatmeh, Director

Date:  November 5, 2001                 /s/  Trevor Saliba
                                              Trevor Saliba, Director