Form 10QSB/A
period 2001-03-31
CIRTRAN CORP
filed 2001-11-05
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               CIRTRAN CORPORATION


For the quarter ended March 31, 2001              Commission file number 0-26059
                      --------------                                     -------


               Nevada                                   68-0121636
   ----------------------------                         -----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No)
     incorporation or organization)


        4125 South 6000 West
       West Valley City, Utah                             84128
       ----------------------                            ------
(Address of Principal Executive Offices)               (Zip Code)


                                 (801) 963-5112
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                Yes    X   No
                                    -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


As of May 22, 2001, the number of shares outstanding of the registrant's only class of common stock was 156,301,005.

Transitional Small Business Disclosure Format (check one):   Yes        No   X
                                                                 -----     -----



                                Table of Contents


The registrant amends Quarterly Report on Form 10-QSB for the period ended March 31, 2001 to furnish restated financial statements and a restated Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as otherwise specifically noted, all information in this Form 10-QSB/A is as of March 31, 2001 and does not reflect any subsequent information or events.


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1     Consolidated Condensed Financial Statements

                  Balance Sheets as of March 31, 2001 (unaudited) and          3
                  December 31, 2000

                  Statements of Operations for the Three Months ended          4
                  March 31, 2001 (unaudited) and 2000 (unaudited)

                  Statements of Cash Flows for the Three Months ended          5
                  March 31, 2001 (unaudited) and 2000 (unaudited)

                  Notes to Condensed Consolidated Financial Statements         6
                  (unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition and     9
           Results of Operation

PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                                   12

Signatures                                                                    12



                                           PART I. FINANCIAL INFORMATION

                       CirTran Corporation and Subsidiary

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     Assets

                                                                                        March 31,        December 31,
                                                                                          2001               2000
                                                                                     --------------    ----------------
                                                                                       (unaudited)        (restated)
                                                                                       (restated)
Current assets
    Cash and cash equivalents                                                       $         200     $         11,068
    Trade accounts receivable, net of allowance for doubtful
      accounts of $66,178 in 2001 and $82,502 in 2000                                     545,015              874,097
    Inventories                                                                         1,783,168            1,755,786
    Other                                                                                 102,636               94,176
                                                                                     --------------    ----------------
           Total current assets                                                         2,431,019            2,735,127

PROPERTY AND EQUIPMENT, NET                                                             1,697,677            1,871,076

OTHER ASSETS, NET                                                                          10,587               10,587
                                                                                     --------------    ----------------
                                                                                    $   4,139,283     $      4,616,790
                                                                                     ==============    ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Checks written in excess of cash in bank                                        $      78,230     $          5,491
    Accounts payable                                                                    1,698,784            1,561,752
    Accrued liabilities                                                                 2,480,718            2,339,949
    Notes payable to stockholders                                                       1,020,966            1,020,966
    Current maturities of capital lease obligations                                        39,274               39,274
    Current maturities of long-term obligations                                         3,417,090            3,432,090
                                                                                     --------------    ----------------
           Total current liabilities                                                    8,735,062            8,399,522

lONG-TERM OBLIGATIONS, less current maturities                                            517,535              529,964

CAPITAL LEASE OBLIGATIONS, less current maturities                                         14,257               14,257

COMMITMENTS                                                                                     -                    -

Stockholders' DEFICIT
    Common stock, $0.001 par value;  Authorized 750,000,000 shares; issued and
      outstanding; 156,301,005 in 2001 and 2000                                           156,301              156,301
    Additional paid-in capital                                                          5,664,154            5,664,154
    Accumulated deficit                                                               (10,948,026)         (10,147,408)
                                                                                     --------------    ----------------
           Total stockholders' deficit                                                 (5,127,571)          (4,326,953)
                                                                                     --------------    ----------------
                                                                                    $   4,139,283     $      4,616,790
                                                                                     ==============    ================

        The accompanying notes are an integral part of these statements.


                       CirTran Corporation and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                            Three months ended
                                                                                                 March 31,
                                                                                      -------------------------------
                                                                                           2001             2000
                                                                                      --------------   --------------
                                                                                        (restated)       (restated)

Net sales                                                                            $     650,485    $      728,537

Cost of sales                                                                              545,478         1,386,484
                                                                                      --------------   --------------

           Gross profit (loss)                                                             105,007          (657,947)

Selling, general and administrative expenses                                               660,404           583,409
                                                                                      --------------   --------------

           Loss from operations                                                           (555,397)       (1,241,356)

Other income (expense)
    Interest expense                                                                      (245,221)           (2,247)
    Other, net                                                                                   -               157
                                                                                      --------------   --------------

                                                                                          (245,221)           (2,090)
                                                                                      --------------   --------------

           Loss before income taxes                                                       (800,618)       (1,243,446)

Income tax expense                                                                               -                 -
                                                                                      --------------   --------------

           NET LOSS                                                                  $    (800,618)   $   (1,243,446)
                                                                                      ==============   ==============

Net loss per common share
   Basic                                                                             $       (0.01)   $        (0.01)
   Diluted                                                                                   (0.01)            (0.01)

Weighted-average common and
   diluted common equivalent
   shares outstanding
    Basic                                                                              156,301,005      129,469,627
    Diluted                                                                            156,301,005      129,469,627



        The accompanying notes are an integral part of these statements.


                       CirTran Corporation and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three months ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                              2001              2000
                                                                         --------------   ---------------
                                                                           (restated)        (restated)
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                         $     (800,618)  $   (1,243,446)
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities
           Depreciation and amortization                                       175,243          104,999
           Changes in assets and liabilities
               Trade accounts receivable                                       329,082          645,383
               Inventories                                                     (27,382)          98,627
               Other assets                                                     (8,460)         (26,491)
               Accounts payable                                                137,032           99,961
               Accrued liabilities                                             140,769          364,621
                                                                         --------------   ---------------
                  Total adjustments                                            746,284        1,287,100
                                                                         --------------   ---------------

                  Net cash provided by (used in)
                    operating activities                                       (54,334)          43,654
                                                                         --------------   ---------------

    Net cash used in investing activities -
       Purchase of property and equipment                                       (1,844)          (7,553)
                                                                         --------------   ---------------

    Cash flows from financing activities
       Decrease in receivable from stockholders                                      -           30,000
       Increase in checks written in excess
         of cash in bank                                                        72,739           44,407
       Proceeds from line of credit                                                  -           13,006
       Principal payments on long-term obligations                             (27,429)        (109,711)
       Issuance of common stock                                                      -          103,000
                                                                         --------------   ---------------

                  Net cash provided by
                    financing activities                                        45,310           80,702
                                                                         --------------   ---------------

                  Net (decrease) increase in cash and
                    cash equivalents                                           (10,868)         116,803

Cash and cash equivalents at beginning of period                                11,068              500
                                                                         --------------   ---------------

Cash and cash equivalents at end of period                              $          200   $      117,303
                                                                         ==============   ===============

Supplemental disclosure of cash flow information

Cash paid during the period for
    Interest                                                            $       13,054    $       2,247



        The accompanying notes are an integral part of these statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 2001 and 2000


NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited consolidated condensed financial statements of CirTran Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 2001, its consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001.


NOTE B - INVENTORIES

       Inventories consist of the following:

                                                March 31,       December 31,
                                                  2001             2000
                                             -------------   ----------------
       Raw materials                        $  1,746,262    $      1,634,178
       Work-in process                           116,210             169,676
       Finished goods                            466,562             497,798
                                             -------------   ----------------
                                               2,329,034           2,301,652
       Less reserve for obsolescence             545,866             545,866
                                             -------------   ----------------
                                            $  1,783,168    $      1,755,786
                                             =============   ================


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


       The merger was accounted for as a reverse acquisition of CirTran Corporation by Circuit. Although CirTran Corporation is the surviving legal entity, for accounting purposes Circuit was treated as the surviving accounting entity.

NOTE D - LITIGATION

       Circuit (the surviving accounting entity, Note C) is a defendant in an alleged breach of a facilities sublease agreement in Colorado. A lawsuit was filed in which the plaintiff seeks to recover past due rent, future rent, and other lease charges. Management and the Company's attorneys have estimated the range of potential loss to be between $0 and $2,500,000. The wide range is due to two rent calculation methods written in the master lease. Under one calculation, the amount would be minimal. Under the other calculation, the amount would represent all future rent (reduced by rent received from future tenants). The Company filed a suit against the landlord for an amount in excess of $500,000 for missing equipment. Rent has been accrued through December 31, 2000 and is included in accrued liabilities.

       Circuit is also the defendant in numerous legal actions primarily resulting from nonpayment of vendors for goods and services received. The Company has accrued the payables and is currently in the process of negotiating settlements with these vendors.


NOTE E - SEGMENT INFORMATION

       Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has two reportable segments; electronics assembly and Ethernet technology. The electronics assembly segment manufactures and assembles circuit boards and electronic component cables. The Ethernet technology segment designs and manufactures Ethernet cards. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies included in the Company's Form 10-KSB for the year ended December 31, 2000. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:



                                                            Electronics       Ethernet
                   March 31, 2001                            Assembly        Technology         Total
                   --------------                        --------------   -------------   --------------
        Sales to external customers                      $     381,534    $     268,951   $       650,485
        Intersegment sales                                     177,749                -           177,749
        Segment loss                                          (800,618)        (134,362)         (934,980)
        Segment assets                                       3,581,888          511,986         4,093,874

                 March 31, 2000
        Sales to external customers                      $     537,630    $     190,707   $       728,537
        Intersegment sales                                      56,821                -            56,821
        Segment loss                                        (1,243,445)         (71,003)       (1,314,448)
        Segment assets                                       5,898,535        1,249,051         7,147,586

                                                                           March 31, 2001      March 31,
                        Net Sales                                                                 2000
                        ---------                                          --------------   --------------
        Total sales for reportable segments                               $     828,234    $      785,358
        Elimination of intersegment sales                                      (177,749)          (56,821)
                                                                           --------------   --------------
                   Consolidated net sales                                 $     650,485    $      728,537
                                                                           ==============   ==============





NOTE E - SEGMENT INFORMATION - CONTINUED

                       Net Loss
        Net loss for reportable segments                                  $    (934,980)   $   (1,314,448)
        Elimination of intersegment losses                                      134,362            71,002
                                                                           --------------   --------------
                   Consolidated net loss                                  $    (800,618)   $   (1,243,446)
                                                                           ==============   ==============

                     Total Assets
        Total assets for reportable segments                              $   4,093,874    $    7,147,586
        Elimination of intersegment amounts                                      45,409          (867,637)
                                                                           --------------   --------------
                   Consolidated total assets                              $   4,139,283    $    6,279,949
                                                                           ==============   ==============


NOTE F - RESTATEMENT

       The consolidated financial statements at and for the year ended December 31, 2000 have been restated to reflect corrections to recognize $300,900 reduction in inventory, $45,213 reduction of accounts receivables and other assets, $1,041,653 of additional accounts payable and accrued liabilities. It has been determined that adjustments are necessary to write down inventory purchased for specific customers that does not have alternative use and record accounts payable and accrued liabilities that should have been recognized in 2000.

       In addition, the financial statements at and for the three months ended March 31, 2001 have been restated to reflect corrections to recognize $220,245 of additional accounts payable and accrued liabilities. Accordingly, the cost of sales has been increased by $85,077 and interest expense has been increased by $135,168 in the consolidated statement of operations for the three months then ended.

       The statement of operations for the three months ended March 31, 2000 has also been restated to correct overstatements in accounts payable. Accordingly, cost of sales has been decreased by $362,621 and other income has been decreased $32,276 in the consolidated statement of operations for the three months then ended.

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

Results of Operations

         Sales and Cost of Sales

Net sales decreased 10.7% to $650,485 for the three-month period ended March 31,2001 as compared to $728,537 during the same period in 2000. The decrease primarily reflects the loss of two major customers, Andrew Corporation and Entrada Networks, Inc. In addition, management has shifted its marketing effort away from high-volume, low-margin orders to lower-volume, higher margin orders, and this change has contributed to a lower sales volume. The results of this shift are partially reflected in lower sales figures, but also in an improved gross profit margin. Cost of sales decreased by 60.7%, from $1,386,484 during the three-month period ended March 31, 2000 to $545,478 during the same period in 2001. Our gross profit margin improved significantly, increasing from less than 0% for the three-month period ended March 31, 2000 to 16.1% for the same period in 2001.

         Selling, General and Administrative Expenses

During the three-month period ended March 31, 2001 selling, general and administrative expenses were $660,404, as compared to $583,409 during the same period in 2000, representing a 13.2% increase. This increase was primarily attributable to increased legal fees incurred in connection with several debt settlements arranged in the fall of 2000, preparation of our annual report on Form 10-KSB, and the litigation with Entrada Networks.

         Interest Expense

Interest expense for the three months ended March 31, 2001 was $245,221, compared to $2,247 during the same period in 2000. This represents an increase of $242,974 and is primarily attributable the restructuring during the last calendar quarter of 2000 of accounts payable to interest-bearing installment obligations.

As a result of the above factors, and primarily due to the significant decrease in cost of sales between the two periods, our overall net loss decreased 36% to $800,618 for the three-month period ended March 31, 2001, from $1,243,446 during the same period in 2000.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $10,147,408 at December 31, 2000 and $10,948,026 at March 31, 2001. Our current liabilities exceeded our current assets by $5,664,395 as of December 31, 2000 and $6,304,043 as of March 31, 2001..

         Cash

At December 31, 2000, we had $11,068 cash on hand. By March 31, 2001, our cash on hand was $200, a decrease of $10,868. We also increased checks written in excess of cash in bank by $72,739 from $5,491 at December 31, 2000 to $78,230 at March 31, 2001.

Net cash used in operating activities was $54,334 for the quarter ended March 31, 2001, compared to $43,654 provided by operations for the quarter ended March 31, 2000. During the three-month period ended March 31, 2001, net cash used in operations was primarily attributable to our net loss of $800,618, partially offset by non-cash charges, increases in accrued liabilities of $140,769 and in accounts payable of $137,032, and a decrease in accounts receivable of 329,082. The non-cash charges include depreciation and amortization of $175,243.

Net cash used in investing activities during the quarters ended March 31, 2001 and 2000, consisted of equipment purchases of $1,844 and $7,553, respectively.

Net cash provided by financing activities during the three-month period ended March 31, 2001 was $45,310, representing $72,739 provided by checks written in excess of cash in bank, less $27,429 used for principal payments on long-term obligations.

         Accounts Receivable

By March 31, 2001, accounts receivable had decreased from $874,097 net of an allowance for doubtful accounts of $82,500 at December 31, 2001 to $545,015, net of an allowance for doubtful accounts of approximately $66,000. This significant decrease in accounts receivable is reflective of both our decrease in sales during the first three months of 2001, as well as our efforts to improve the aging and quality of our current receivables.

         Accounts Payable

Accounts payable were approximately $1,699,000 at March 31, 2001 as compared to $1,562,000 at December 31, 2000. This increase is primarily attributable to additional credit purchases of inventory and a lack of available cash to pay vendors as invoices become due.

         Liquidity and Financing Arrangements

We sustained losses from operations of approximately $801,000 and $1,243,000 for the quarters ended March 31, 2001 and 2000, respectively. We had accumulated deficits of $10,948,026 and $10,147,408 at March 31, 2001 and December 31, 2000
, respectively, and total stockholders' deficits of $4,326,953 and $5,127,571 as of such dates.

Since February 1999, we have operated without a line of credit. Abacus Ventures, Inc. purchased our line of credit of $2,792,609, and this amount was converted into a note payable to Abacus bearing an interest rate of 10%. We have had, and are continuing to have, discussions with Abacus concerning their willingness to exchange the principal amount of the note and accrued interest for shares of our common stock, and while we believe that these negotiations may ultimately be successful, we can offer no assurance that they will agree to any such exchange of debt for equity or upon what terms such exchange would occur.

Despite our efforts to make our debt-load more serviceable, significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. In conjunction with our efforts to improve our results of operations, as discussed above, we are also actively seeking infusions of capital from investors and are seeking to replace our line of credit. It is unlikely that we will be able, in our current financial condition, to obtain additional debt financing; and if we did acquire more debt, we would have to devote additional cash flow to debt service and secure the debt with assets. We will, therefore, have to rely on equity financing to meet our anticipated capital needs. There can be no assurances that we will be successful in obtaining any such capital. If we issue additional shares for debt and/or equity, this will serve to dilute the value of our common stock and existing shareholders' positions.

Subsequent to our acquisition of Circuit in July 2000, we took steps to increase the marketability of our shares of common stock and to make an investment in our company by potential investors more attractive. There can be no assurance, however, that we will ultimately be successful in obtaining more debt and/or equity financing or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and/or improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

Forward-looking statements

All statements made herein, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of operations and other such matters, are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of parts inventory, creditor actions, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we currently operate. Because of the factors listed above, as well as other factors beyond our control, actual results may differ from those in the forward-looking statements.

                           PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

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