Form 10QSB/A
period 2001-06-30
CIRTRAN CORP
filed 2001-11-05
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               CIRTRAN CORPORATION


For the quarter ended June 30, 2001               Commission file number 0-26059
                      -------------                                      -------


                Nevada                                    68-0121636
     ----------------------------                        -----------
    (State or other jurisdiction of          (I.R.S. Employer Identification No)
     incorporation or organization)


         4125 South 6000 West
        West Valley City, Utah                               84128
        ----------------------                              ------
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


                                Yes  X     No
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


As of July 31, 2001, the number of shares outstanding of the registrant's only class of common stock was 156,301,005.

Transitional Small Business Disclosure Format (check one):   Yes      No    X
                                                                -----    ------

                                Table of Contents

The registrant amends Quarterly Report on Form 10-QSB for the period ended June 30, 2001 to furnish restated financial statements and a restated Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as otherwise specifically noted, all information in this Form 10-QSB/A is as of June 30, 2001 and does not reflect any subsequent information or events.

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1     Consolidated Condensed Financial Statements

              Balance Sheets as of June 30, 2001 (unaudited) and
              December 31, 2000                                                3

              Statements of Operations (unaudited) for the
              Three Months ended June 30,  2001 and 2000 and
              for the Six Months ended June 30, 2001 and 2000                  4

              Statements of Cash Flows (unaudited) for the Six
              Months ended June 30, 2001 and 2000                              5

              Notes to Consolidated Condensed Financial Statements
              (unaudited)                                                      6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9


PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                                   13

Signatures                                                                    13



                          PART I. FINANCIAL INFORMATION

                       CirTran Corporation and Subsidiary
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     Assets

                                                                                         June 30,       December 31,
                                                                                           2001             2000
                                                                                      -------------   ----------------
                                                                                       (Unaudited)
                                                                                        (restated)       (restated)

CURRENT ASSETS
    Cash and cash equivalents                                                        $         427   $         11,068
    Trade accounts receivable, net of allowance for doubtful
      accounts of $111,603 in 2001 and $82,502 in 2000                                     494,181            874,097
    Inventories                                                                          1,718,172          1,755,786
    Other                                                                                  102,636             94,176
                                                                                      -------------   ----------------
           Total current assets                                                          2,315,416          2,735,127

PROPERTY AND EQUIPMENT, NET                                                              1,638,855          1,871,076

OTHER ASSETS, NET                                                                            9,572             10,587
                                                                                      -------------   ----------------
                                                                                     $   3,963,843   $      4,616,790
                                                                                      =============   ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Checks written in excess of cash in bank                                         $      73,456   $          5,491
    Accounts payable                                                                     1,906,609          1,561,752
    Accrued liabilities                                                                  2,988,295          2,339,949
    Notes payable to stockholders                                                        1,020,966          1,020,966
    Current maturities of capital lease obligations                                         39,274             39,274
    Current maturities of long-term obligations                                          3,417,090          3,432,090
                                                                                      -------------   ----------------
           Total current liabilities                                                     9,445,690          8,399,522

LONG-TERM OBLIGATIONS, less current maturities                                             441,041            529,964

CAPITAL LEASE OBLIGATIONS, less current maturities                                          12,257             14,257

COMMITMENTS                                                                                      -                  -

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; Authorized 750,000,000 shares; issued and
      outstanding; 156,301,005 in 2001 and 2000                                            156,301            156,301
    Additional paid-in capital                                                           5,664,154          5,664,154
    Accumulated deficit                                                                (11,755,600)       (10,147,408)
                                                                                      -------------   ----------------
           Total stockholders' deficit                                                  (5,935,145)        (4,326,953)
                                                                                      -------------   ----------------
                                                                                     $   3,963,843   $      4,616,790
                                                                                      =============   ================



         The  accompanying  notes are an integral  part of these statements.


                       CirTran Corporation and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three months ended                    Six months ended
                                                           June 30,                             June 30,
                                               ---------------------------------    ---------------------------------
                                                    2001              2000               2001               2000
                                               ---------------   ---------------    ---------------    --------------
                                                  (restated)        (restated)         (restated)        (restated)
Net sales                                     $      420,480    $    1,951,501     $    1,070,965     $    2,680,038

Cost of sales                                        305,773           796,623            851,251          2,183,107
                                               ---------------   ---------------    ---------------    --------------

           Gross profit                              114,707         1,154,878            219,714            496,931

Selling, general and administrative expenses         628,095           788,388          1,288,499          1,371,797
                                               ---------------   ---------------    ---------------    --------------

           Income (loss) from operations            (513,388)          366,490         (1,068,785)          (874,866)
                                               ---------------   ---------------    ---------------    --------------
Other income (expense)
    Interest expense                                (298,286)         (306,070)          (543,507)          (308,317)
    Other, net                                         4,100               243              4,100                400
                                               ---------------   ---------------    ---------------    --------------

                                                    (294,186)         (305,827)          (539,407)          (307,917)
                                               ---------------   ---------------    ---------------    --------------

           Income (loss) before income taxes        (807,574)           60,663         (1,608,192)        (1,182,783)

Income tax expense                                         -                 -                  -                  -
                                               ---------------   ---------------    ---------------    --------------

           Net LOSS                           $     (807,574)   $       60,663     $   (1,608,192)    $   (1,182,783)
                                               ===============   ===============    ===============    ==============

Net loss per common share
   Basic                                      $        (0.01)   $         0.00     $        (0.01)    $        (0.01)
   Diluted                                             (0.01)             0.00              (0.01)             (0.01)

Weighted-average common and
   diluted common equivalent
   shares outstanding
    Basic                                        156,301,005       134,913,091        156,301,005        132,191,362
    Diluted                                      156,301,005       134,913,091        156,301,005        132,191,362




        The accompanying notes are an integral part of these statements.



                       CirTran Corporation and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Six months ended June 30,
                                                                                        ------------------------------
                                                                                             2001            2000
                                                                                        --------------  --------------
                                                                                          (restated)      (restated)

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                                        $   (1,608,192) $   (1,182,783)
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities
           Depreciation and amortization                                                      234,065         336,999
           Provision for loss on trade receivables                                             29,101               -
           Reserve for inventory obsolescence                                                       -          78,000
           Changes in assets and liabilities
               Trade accounts receivable                                                      350,815             664
               Inventories                                                                     37,614        (267,528)
               Other assets                                                                    (7,445)         (5,693)
               Accounts payable                                                               344,857        (254,082)
               Accrued liabilities                                                            648,346         377,557
                                                                                        --------------  --------------
                  Total adjustments                                                         1,637,353         265,917
                                                                                        --------------  --------------
                  Net cash provided by (used in)
                    operating activities                                                       29,161        (916,866)
                                                                                        --------------  --------------
    Net cash used in investing activities -
       Purchase of property and equipment                                                      (1,844)         (7,553)
                                                                                        --------------  --------------
       Decrease in receivable from stockholders                                                     -          30,000
       Increase (decrease) in checks written in excess
         of cash in bank                                                                       67,965          (8,844)
       Net change in line of credit                                                                 -          27,820
       Principal payments on long-term obligations                                           (103,923)       (194,902)
       Principal payments on capital leases                                                    (2,000)         (1,555)
       Purchase of outstanding stock                                                                -         (80,000)
       Issuance of common stock                                                                     -       1,151,600
                                                                                        --------------  --------------
                  Net cash (used in) provided by financing activities                         (37,958)        924,119
                                                                                        --------------  --------------
                  Net decrease in cash and cash equivalents                                   (10,641)           (300)

Cash and cash equivalents at beginning of period                                               11,068             500
                                                                                        --------------  --------------

Cash and cash equivalents at end of period                                             $          427  $          200
                                                                                        ==============  ==============

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for
    Interest                                                                           $       35,572  $      308,317



        The accompanying notes are an integral part of these statements.

                       CirTran Corporation and Subsidiary

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             June 30, 2001 and 2000


NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited consolidated condensed financial statements of CirTran Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of June 30, 2001, its consolidated results of operations for the three months ended June 30, 2001 and 2000 and its consolidated results of operations and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three months and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001.


NOTE B - INVENTORIES

       Inventories consist of the following:

                                                  June 30,        December 31,
                                                    2001              2000
                                                ------------    ---------------
           Raw materials                       $  1,619,228    $      1,634,178
           Work in process                          187,906             169,676
           Finished goods                           456,904             497,798
                                                ------------    ---------------
                                                  2,264,038           2,301,652
           Less reserve for obsolescence            545,866             545,866
                                                ------------    ---------------
                                               $  1,718,172    $      1,755,786
                                                ============    ===============


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


                                                            Electronics       Ethernet
              Three Months ended June 30, 2001               Assembly        Technology         Total
              --------------------------------           --------------   -------------   --------------
        Sales to external customers                      $     305,989    $     114,491   $     420,480
        Intersegment sales                                      85,083                -          85,083
        Segment income (loss)                                 (807,574)        (126,345)       (933,919)
        Segment assets                                       3,581,888          511,986       4,093,874

              Three Months ended June 30, 2000
        Sales to external customers                      $   1,271,055    $     680,646   $   1,951,701
        Intersegment sales                                     375,306                -         375,306
        Segment earnings (loss)                                 60,662         (336,940)        276,278
        Segment assets                                       5,898,535        1,249,051       7,147,586

                      Net Sales                                             June 30, 2001    June 30, 2000
                      ---------                                            --------------   --------------
        Total sales for reportable segments                               $     505,563    $  2,326,807
        Elimination of intersegment sales                                       (85,083)        375,306
                                                                           --------------   --------------
                   Consolidated net sales                                 $     420,480    $  1,951,501
                                                                           ==============   ==============

                 Net Earnings (Loss)
        Net loss for reportable segments                                  $    (665,195)   $   (276,278)
        Elimination of intersegment amounts                                    (142,379)        336,941
                                                                           --------------   --------------

                   Consolidated net earnings (loss)                       $    (807,574)   $     60,663
                                                                           ==============   ==============



                                                            Electronics       Ethernet
               Six Months ended June 30, 2001                Assembly        Technology         Total
               ------------------------------             --------------   -------------   --------------
        Sales to external customers                      $     687,523    $     383,442   $   1,070,965
        Intersegment sales                                     262,832                -         262,832
        Segment income (loss)                               (1,608,192)           8,017      (1,600,175)
        Segment assets                                       3,294,486          476,454       3,770,940

               Six Months ended June 30, 2000
        Sales to external customers                      $   1,808,685    $     871,353   $   2,680,038
        Intersegment sales                                     432,127                -         432,127
        Segment loss                                        (1,182,783)        (407,943)     (1,590,726)
        Segment assets                                       6,667,740        1,250,655       7,918,395

                      Net Sales                                             June 30, 2001    June 30, 2000
                      ---------
                                                                           --------------   --------------
        Total sales for reportable segments                               $   1,333,797    $  3,112,165
        Elimination of intersegment sales                                      (262,832)       (432,127)
                                                                           --------------   --------------

                   Consolidated net sales                                 $   1,070,965    $  2,680,038
                                                                           ==============   ==============

                       Net Loss
        Net loss for reportable segments                                  $  (1,600,175)   $ (1,590,726)
        Elimination of intersegment amounts                                      (8,017)        407,943
                                                                           --------------   --------------
                   Consolidated net loss                                  $  (1,608,192)   $ (1,182,783)
                                                                           ==============   ==============

                                                                                       June 30,
                                                                           -------------------------------
                                                                                2001              2000
                                                                           --------------   --------------
                     Total Assets
        Total assets for reportable segments                              $   3,770,940    $  7,918,395
        Elimination of intersegment amounts                                     192,903        (747,300)
                                                                           --------------   --------------

                   Consolidated total assets                              $   3,963,843    $  7,171,095
                                                                           ==============   ==============

NOTE F - RESTATEMENT

       The consolidated financial statements at and for the year ended December 31, 2000 have been restated to reflect corrections to recognize $300,900 reduction in inventory, $45,213 write off of accounts receivables and other assets, and $1,041,653 of additional accounts payable and accrued liabilities. It has been determined that adjustments are necessary to write down inventory purchased for specific customers that does not have alternative use and record accounts payable and accrued liabilities that should have been recognized in 2000.

       In addition, the financial statements at and for the six months ended June 30, 2001 have been restated to reflect corrections to recognize $466,010 of additional accounts payable and accrued liabilities. Accordingly, the cost of sales has been increased by $27,075, interest expense has been increased by $313,935, and other income has been decreased $125,000 in the consolidated statement of operations for the six months then ended.

       The statement of operations for the six months ended June 30, 2000 has also been restated to correct overstatements in accounts payable. Accordingly, cost of sales has been decreased by $328,172 and other income has been decreased $67,260 in the consolidated statement of operations for the six months then ended.

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

Results of Operations

         Net Sales and Cost of Sales

Net sales for the three months ended June 30, 2001 decreased by 78.4% to $420,480 compared to $1,951,501 for the three months ended June 30, 2000. Net sales decreased 60% to $1,070,965 for the six-month period ended June 30,2001 as compared to $2,680,038 during the same period in 2000. The decreases primarily reflect the loss of two major customers, Andrew Corporation and Entrada Networks, Inc. In addition, management has shifted its marketing effort away from high-volume, low-margin orders to lower-volume, higher margin orders, and this change has contributed to a lower sales volume. The results of this shift are partially reflected in lower sales figures, but also in an improved gross profit margin. Cost of sales decreased by 61%, from $2,183,107 during the six-month period ended June 30, 2000 to $851,251 during the same period in 2001. Our gross profit margin improved marginally, increasing from 18.5% for the six-month period ended June 30, 2000 to 20.5% for the same period in 2001.

         Selling, General and Administrative Expenses

During the six-month period ended June 30, 2001 selling, general and administrative expenses were $1,288,499, as compared to $1,371,797 during the same period in 2000, representing a 6.1% decrease. Due to the decline in sales, however, selling, general and administrative expenses as a percentage of sales increased during the six-month period ended June 30, 2001 to 120.3%, as compared to 51.2% during the same period in 2000.

         Interest Expense

Interest expense for the six months ended June 30, 2001 was $543,507, compared to $308,317 during the same period in 2000. This represents an increase of $235,190, or 76.3%, and is reflective of our significant debt load.

As a result of the above factors, and primarily due to the significant decrease in sales between the two periods, our overall net loss increased 36.0% to $1,608,192 for the six-month period ended June 30, 2001, from $1,182,783 during the same period in 2000.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $10,147,408 at December 31, 2000 and $11,755,600 at June 30, 2001. Our net operating loss for the six-month period ending June 30, 2001 was $1,608,192, compared to $1,182,783 for the same period in 2000. Our current liabilities exceeded our current assets by $7,130,274 as of June 30, 2001 and $5,664,395 as of December 31, 2000.

         Cash

At December 31, 2000, we had $11,068 cash on hand. By June 30, 2001, our cash on hand was $427, a decrease of $10,641. We also increased checks written in excess of cash in bank by $67,965 from $5,491 at December 31, 2000 to $73,456 at June 30, 2001.

Net cash provided by operating activities was $29,161 for the six months ended June 30, 2001, compared to $916,866 used by operations for the six months ended June 30, 2000. During the six-month period ended June 30, 2001, net cash provided by operations was primarily attributable to our net loss of $1,608,192, offset by non-cash charges, increases in accrued liabilities of $648,346 and in accounts payable of $344,857, and a decrease in accounts receivable of $350,815. The non-cash charges include depreciation and amortization of $234,065.

Net cash used in investing activities during the six months ended June 30, 2001 and 2000, consisted of equipment purchases of $1,844 and $7,553, respectively.

Net cash used in financing activities during the six-month period ended June 30, 2001 was $37,958, representing $67,965 provided by checks written in excess of cash in bank, less approximately $106,000 used for principal payments on long-term obligations and capital leases.

         Accounts Receivable

By June 30, 2001, net accounts receivable had decreased from $874,097 at December 31, 2000 to $494,181. This significant decrease in accounts receivable reflects our decrease in sales during the first six months of 2001, as well as our efforts to improve the aging and quality of our current receivables

         Accounts Payable

Accounts payable were approximately $1,907,000 at June 30, 2001 as compared to $1,562,000 at December 31, 2000. This increase is primarily attributable to additional credit purchases of inventory and services and a lack of available cash to pay vendors as invoices became due.

         Liquidity and Financing Arrangements

We sustained losses of approximately $1,608,000 and $1,183,000 for the six months ended June 30, 2001 and 2000, respectively. We also sustained losses of approximately $808,000 and $245,000 for the three months ended June 30, 2001 and 2000, respectively. We had accumulated deficits of $11,755,600 and $10,147,408 at June 30, 2001 and December 31, 2000, respectively, and total stockholders' deficits of $5,935,145 and $4,326,953 as of such dates.

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

Despite our efforts to make our debt-load more serviceable, significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. In conjunction with our efforts to improve our results of operations, as discussed above, we are also actively seeking infusions of capital from investors and are seeking to replace our line of credit. It is unlikely that we will be able, in our current financial condition, to obtain additional debt financing; and if we did acquire more debt, we would have to devote additional cash flow to pay the debt and secure the debt with assets. We may, therefore, have to rely on equity financing to meet our anticipated capital needs. There can be no assurances that we will be successful in obtaining any such capital. If we issue additional shares for debt and/or equity, this will serve to dilute the value of our common stock and existing shareholders' positions.

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