Form 10QSB
period 2001-09-30
CIRTRAN CORP
filed 2001-11-20
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               CIRTRAN CORPORATION
                               -------------------


For the quarter ended September 30, 2001         Commission file number 0-26059
                      ------------------                                -------


             Nevada                                      68-0121636
     ----------------------------                        -----------
    (State or other jurisdiction of          (I.R.S. Employer Identification No)
     incorporation or organization)


       4125 South 6000 West
      West Valley City, Utah                               84128
      ----------------------                               ------
(Address of Principal Executive Offices)               (Zip Code)


                                 (801) 963-5112
                                 --------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                Yes X  No
                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


As of October 31, 2001, the number of shares outstanding of the registrant's only class of common stock was 158,926,005.

Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                ---   ---

                                Table of Contents



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1     Consolidated Condensed Financial Statements

               Balance Sheets as of September 30, 2001 (unaudited) and         3
               December 31, 2000

               Statements of Operations (unaudited) for the Three              4
               Months ended September 30, 2001 and 2000 and for the Nine Months ended September 30, 2001 and 2000

               Statements of Cash Flows (unaudited) for the Nine Months        5
               ended September 30, 2001 and 2000

               Notes to Consolidated Condensed Financial Statements            6
               (unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition and    10
           Results of Operations

PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                                   13

Signatures                                                                    14



                                           PART I. FINANCIAL INFORMATION

                       CirTran Corporation and Subsidiary
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     Assets

                                                                                     September 30,       December 31,
                                                                                          2001               2000
                                                                                    ---------------   -----------------
                                                                                      (Unaudited)         (restated)
CURRENT ASSETS
    Cash and cash equivalents                                                      $           200   $         11,068
    Trade accounts receivable, net of allowance for doubtful
      accounts of $113,900 in 2001 and $82,502 in 2000                                     384,203            874,097
    Inventories                                                                          1,772,722          1,755,786
    Other                                                                                  293,693             94,176
                                                                                    ---------------   -----------------
           Total current assets                                                          2,450,818          2,735,127

PROPERTY AND EQUIPMENT, NET                                                              1,498,128          1,871,076

OTHER ASSETS, NET                                                                            9,572             10,587
                                                                                    ---------------   -----------------
                                                                                   $     3,958,518   $      4,616,790
                                                                                    ===============   =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Checks written in excess of cash in bank                                       $       140,332    $         5,491
    Accounts payable                                                                     1,958,992          1,561,752
    Accrued liabilities                                                                  3,111,687          2,339,949
    Notes payable to stockholders                                                        1,020,966          1,020,966
    Current maturities of capital lease obligations                                         39,274             39,274
    Current maturities of long-term obligations                                          3,421,990          3,432,090
                                                                                   -----------------  -----------------
           Total current liabilities                                                     9,693,241          8,399,522

LONG-TERM OBLIGATIONS, less current maturities                                             534,227            529,964

CAPITAL LEASE OBLIGATIONS, less current maturities                                           9,707             14,257

COMMITMENTS                                                                                      -                  -

STOCKHOLDERS' DEFICIT
    Common stock, $0.001 par value; Authorized 750,000,000 shares; issued and
      outstanding; 158,926,005 in 2001 and 156,301,005 in 2000                             158,926            156,301
    Additional paid-in capital                                                           5,861,529          5,664,154
    Accumulated deficit                                                                (12,299,112)       (10,147,408)
                                                                                   -----------------  -----------------
           Total stockholders' deficit                                                  (6,278,657)        (4,326,953)
                                                                                   -----------------  -----------------
                                                                                  $      3,958,518    $     4,616,790
                                                                                   =================  =================

                         The  accompanying  notes are an integral  part of these
statements.


                       CirTran Corporation and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three months ended                   Nine months ended
                                                          September 30,                       September 30,
                                               -----------------------------------  ----------------------------------
                                                     2001              2000               2001              2000
                                               ----------------  -----------------  ----------------   ---------------
                                                                     (restated)                           (restated)

Net sales                                     $      279,055    $    2,501,970     $    1,350,020     $    5,182,008

Cost of sales                                        308,262         2,024,026          1,159,513          4,207,133
                                               ----------------  -----------------  ----------------   ---------------
           Gross profit                              (29,207)          477,944            191,507            974,875

Selling, general and administrative expenses         584,878           698,231          1,873,377          2,070,028
                                               ----------------  -----------------  ----------------   ---------------

           Income (loss) from operations            (614,085)         (220,287)        (1,682,870)        (1,095,153)
                                               ----------------  -----------------  ----------------   ---------------

Other income (expense)
    Interest expense                                (124,452)          (18,220)          (667,959)          (326,537)
    Other, net                                       195,025            70,918            199,125             71,318
                                               ----------------  -----------------  ----------------   ---------------

                                                      70,573            52,698           (468,834)          (255,219)
                                               ----------------  -----------------  ----------------   ---------------

           Income (loss) before income taxes        (543,512)         (167,589)        (2,151,704)        (1,350,372)

Income tax expense                                         -                 -                  -                  -
                                               ----------------  -----------------  ----------------   ---------------

           NET LOSS                           $     (543,512)   $     (167,589)    $   (2,151,704)    $   (1,350,372)
                                               ================  =================  ================   ===============

Net loss per common share
   Basic                                      $        (0.00)   $        (0.00)    $        (0.01)    $        (0.01)
   Diluted                                             (0.00)            (0.00)             (0.01)             (0.01)

Weighted-average common and
   diluted common equivalent
   shares outstanding
    Basic                                        157,947,744       152,153,505        156,855,950        138,893,986
    Diluted                                      157,947,744       152,153,505        156,855,950        138,893,986





                         The  accompanying  notes are an integral  part of these
statements.


                       CirTran Corporation and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                        -------------------------------
                                                                                             2001             2000
                                                                                        --------------  ---------------
                                                                                                           (restated)
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                                        $   (2,151,704) $   (1,350,372)
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities
           Depreciation and amortization                                                      374,791         580,909
           Provision for loss on trade receivables                                             31,399          15,028
           Reserve for inventory obsolescence                                                       -          78,000
           Issuance of common stock options for prepaid commission                            200,000               -
           Changes in assets and liabilities
               Trade accounts receivable                                                      458,496        (967,443)
               Inventories                                                                    (16,936)        (31,013)
               Other assets                                                                  (198,502)       (239,545)
               Accounts payable                                                               397,240         593,470
               Accrued liabilities                                                            771,738         706,836
                                                                                        --------------  ---------------
                  Total adjustments                                                         2,018,226         736,242
                                                                                        --------------  ---------------
                  Net cash used in operating activities                                      (133,478)       (614,130)
                                                                                        --------------  ---------------
    Net cash used in investing activities -
       Purchase of property and equipment                                                      (1,844)        (11,227)
                                                                                        --------------  ---------------
    Cash flows from financing activities
       Decrease in receivable from stockholders                                                     -          86,000
       Increase (decrease) in checks written in excess of cash in bank                        134,841         (77,656)
       Principal payments on line of credit                                                         -         (86,000)
       Proceeds from line of credit                                                                 -          27,820
       Proceeds from loans to stockholders                                                    305,625               -
       Principal payments on long-term obligations                                           (311,462)       (297,102)
       Principal payments on capital leases                                                    (4,550)        (59,555)
       Purchase of outstanding stock                                                                -         (80,000)
       Issuance of common stock                                                                     -       1,151,600
                                                                                        --------------  ---------------
                  Net cash provided by financing activities                                   124,454         665,107
                                                                                        --------------  ---------------
                  Net decrease in cash and cash equivalents                                   (10,868)         39,750

Cash and cash equivalents at beginning of period                                               11,068             500
                                                                                        --------------  ---------------
Cash and cash equivalents at end of period                                             $          200  $       40,250
                                                                                        ==============  ===============
Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for
    Interest                                                                           $       53,013  $      326,537


Noncash investing and financing activities
During the quarter ended September 30, 2001, the Company recorded a prepaid commission of $200,000 by issuing 3,000,000 options to purchase common stock. Subsequent to the issuance, 2,625,000 of options were converted to 2,625,000 shares of common stock at a nominal amount.

                         The  accompanying  notes are an integral  part of these
statements.

                       CirTran Corporation and Subsidiary

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           September 30, 2001 and 2000


NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited consolidated condensed financial statements of CirTran Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 2001, its consolidated results of operations for the three months ended September 30, 2001 and 2000 and its consolidated results of operations and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three months and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001.


NOTE B - INVENTORIES

       Inventories consist of the following:

                                           September 30,      December 31,
                                               2001               2000
                                         ----------------   ---------------
    Raw materials                       $    1,700,526     $      1,634,178
    Work in process                            181,300              169,676
    Finished goods                             436,762              497,798
                                         ----------------   ---------------
                                             2,318,588            2,301,652
    Less reserve for obsolescence             (545,866)             545,866
                                         ----------------   ---------------
                                        $    1,772,722     $      1,755,786
                                         ================   ===============


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


                                                            Electronics       Ethernet
           Three Months ended September 30, 2001             Assembly        Technology         Total
           -------------------------------------          --------------   -------------   --------------
        Sales from external customers                    $     220,772    $      58,283   $     279,055
        Intersegment sales                                       9,106                -           9,106
        Segment loss                                          (543,512)        (479,714)     (1,023,226)
        Segment assets                                       3,250,289          410,776       3,661,065

           Three Months ended September 30, 2000
           -------------------------------------
        Sales from external customers                    $   2,099,908    $     402,062   $   2,501,970
        Intersegment sales                                     236,169                -         236,169
        Segment earnings (loss)                               (167,589)        (105,456)       (273,045)
        Segment assets                                       6,801,741        1,193,165       7,994,906

                      Net Sales                                             September 30,    September 30,
                      ---------                                                2001              2000
                                                                           --------------   --------------
        Total sales for reportable segments                               $     288,161    $  2,738,139
        Elimination of intersegment sales                                        (9,106)       (236,169)
                                                                           --------------   --------------

                   Consolidated net sales                                 $     279,055    $  2,501,970
                                                                           ==============   ==============

                 Net Earnings (Loss)
        Net loss for reportable segments                                  $  (1,023,226)   $   (273,045)
        Elimination of intersegment amounts                                     479,714         105,456
                                                                           --------------   --------------

                   Consolidated net earnings (loss)                       $    (543,512)   $   (167,589)
                                                                           ==============   ==============




NOTE E - SEGMENT INFORMATION - CONTINUED

                                                            Electronics       Ethernet
            Nine Months ended September 30, 2001             Assembly        Technology         Total
            ------------------------------------          --------------   -------------   --------------
        Sales from external customers                    $     908,295    $     441,725   $   1,350,020
        Intersegment sales                                     271,938                -         271,938
        Segment income (loss)                               (2,151,704)        (471,697)     (2,623,401)
        Segment assets                                       3,250,289          410,776       3,661,065

              Nine Months ended June 30, 2000
        Sales from external customers                    $   3,908,593    $   1,273,415   $   5,182,008
        Intersegment sales                                     668,296                -         668,296
        Segment loss                                        (1,350,372)        (554,157)     (1,904,529)
        Segment assets                                       6,801,741        1,193,165       7,994,906

                      Net Sales                                             September 30,    September 30,
                                                                                2001              2000
                                                                           --------------   --------------
        Total sales for reportable segments                               $   1,621,958   $   5,850,304
        Elimination of intersegment sales                                      (271,938)       (668,296)
                                                                           --------------   --------------

                   Consolidated net sales                                 $   1,350,020    $  5,182,008
                                                                           ==============   ==============

                       Net Loss
        Net loss for reportable segments                                  $  (2,623,401)   $ (1,904,529)
        Elimination of intersegment amounts                                    (471,697)       (554,157)
                                                                           --------------   --------------

                   Consolidated net loss                                  $  (2,151,704)   $ (1,350,372)
                                                                           ==============   ==============

                                                                                     September 30,
                                                                           -------------------------------
                                                                                2001              2000
                                                                           --------------   --------------
                     Total Assets
        Total assets for reportable segments                              $   3,661,065    $  7,994,906
        Elimination of intersegment amounts                                     297,453        (401,753)
                                                                           --------------   --------------

                   Consolidated total assets                              $   3,958,518    $  7,593,153
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

       The statement of operations for the nine months ended September 30, 2000 has also been restated to correct overstatements in accounts payable. Accordingly, cost of sales has been decreased by $81,467 in the consolidated statement of operations for the nine months then ended.

NOTE G - COMMON STOCK OPTIONS

       On July 12, 2001, the Company entered into an agreement with an independent sales representative that provides for the Company to pay the sale representative either $200,000 cash or a representive value in stock options as a retainer. The Company issued options to purchase 3,000,000 shares of common stock, exercisable at $0.00067 per share. The sales representative subsequently exercised 2,625,000 of the options during the quarter ended September 30, 2001. All commissions earned by the sales representative in the future will be deducted from the retainer until the retainer is satisfied in full.

NOTE H - SUBSEQUENT EVENTS

       On October 28, 2001, the Company granted 500,000 stock options to employees at an exercise price of $0.07 per share. On November 1, 2001, the employees exercised the 500,000 options. Also on November 1, 2001, the Company's independent sales representative exercised 375,000 options at $0.00067 per share.

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

Results of Operations

         Net Sales and Cost of Sales

Net sales for the three months ended September 30, 2001 decreased by 88.8% to $279,055 compared to $2,501,970 for the three months ended September 30, 2000. Net sales decreased 73.9% to $1,350,020 for the nine-month period ended September 30,2001 as compared to $5,182,008 during the same period in 2000. The decreases primarily reflect the loss of two major customers, Andrew Corporation and Entrada Networks, Inc. In addition, management has shifted its marketing effort away from high-volume, low-margin orders to lower-volume, higher margin orders, and this change has contributed to a lower sales volume. Sales have also been affected by the Company's lack of financial resources to maintain or increase its sales and marketing efforts. Cost of sales decreased by 84.8%, from $2,024,026 during the three-month period ended September 30, 2000 to $308,262 during the same period in 2001. Our gross profit margin decreased from 19.1% for the three-month period ended September 30, 2000 to (10.5%) for the same period in 2001. Cost of sales decreased by 72.4%, from $4,207,133 during the nine-month period ended September 30, 2000 to $1,159,514 during the same period in 2001. Our gross profit margin decreased marginally, decreasing from 18.8% for the nine-month period ended September 30, 2000 to 14.1% for the same period in 2001.

         Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2001 decreased by 16.2% to $584,878 compared to $698,231 for the three months ended September 30, 2000. During the nine-month period ended September 30, 2001 selling, general and administrative expenses were $1,873,377, as compared to $2,070,028 during the same period in 2000, representing a 9.5% decrease. Due to the decline in sales, however, selling, general and administrative expenses as a percentage of sales increased during the three-month period ended September 30, 2001 to 209.6% as compared to 27.9% during the same period in 2000. Selling, general and administrative expenses as a percentage of sales increased during the nine-month period ended September 30, 2001 to 138.8%, as compared to 39.9% during the same period in 2000.

         Interest Expense

Interest expense for the three months ended September 30, 2001 was $124,452, compared to $18,220 during the same period in 2000. This represents an increase of $106,232, or 583.1%. Interest expense for the nine months ended September 30, 2001 was $667,959, compared to $326,537 during the same period in 2000. This represents an increase of $341,422, or 104.6%. The increases are reflective of our significant debt load.

As a result of the above factors, and primarily due to the significant decrease in sales between the two periods, our overall net loss increased 59.3% to $2,151,704 for the nine-month period ended September 30, 2001, from $1,350,372 during the same period in 2000.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $10,147,408 at December 31, 2000 and $12,299,112 at September 30, 2001. Our net operating loss for the nine-month period ending September 30, 2001 was $2,151,704, compared to $1,350,372 for the same period in 2000. Our current liabilities exceeded our current assets by $7,242,424 as of September 30, 2001 and $5,664,395 as of December 31, 2000.

         Cash

At December 31, 2000, we had $11,068 cash on hand. By September 30, 2001, our cash on hand was $200, a decrease of $10,868. We also increased checks written in excess of cash in bank by $134,841 from $5,491 at December 31, 2000 to $140,332 at September 30, 2001.

Net cash used in operating activities was $133,478 for the nine months ended September 30, 2001, compared to $614,130 used in operations for the nine months ended September 30, 2000. During the nine-month period ended September 30, 2001, net cash used in operations was primarily attributable to our net loss of $2,151,704, offset by non-cash charges, increases in accrued liabilities of $771,738 and in accounts payable of $397,240, and a decrease in accounts receivable of $458,496. The non-cash charges include depreciation and amortization of $374,791 and issuance of stock for prepaid commissions of $200,000.

Net cash used in investing activities during the nine months ended September 30, 2001 and 2000, consisted of equipment purchases of $1,844 and $11,227, respectively.

Net cash provided by financing activities during the nine-month period ended September 30, 2001 was $124,454, representing $134,841 provided by an increase in checks written in excess of cash in bank and proceeds from loans to stockholders of $305,625, less approximately $316,013 used for principal payments on long-term obligations and capital leases.

         Accounts Receivable

By September 30, 2001, net accounts receivable had decreased from $874,097 at December 31, 2000 to $384,203. This significant decrease in accounts receivable reflects our decrease in sales during the first nine months of 2001, as well as our efforts to improve the aging and quality of our current receivables

         Accounts Payable

Accounts payable were approximately $1,959,000 at September 30, 2001 as compared to $1,562,000 at December 31, 2000. This increase is primarily attributable to additional credit purchases of inventory and services and a lack of available cash to pay vendors as invoices became due.

         Liquidity and Financing Arrangements

We sustained losses of approximately $2,152,000 and $1,350,000 for the nine months ended September 30, 2001 and 2000, respectively. We also sustained losses of approximately $544,000 and $168,000 for the three months ended September 30, 2001 and 2000, respectively. We had accumulated deficits of $12,299,112 and $10,147,408 at September 30, 2001 and December 31, 2000, respectively, and total stockholders' deficits of $6,278,657 and $4,326,953 as of such dates.

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

                                     CIRTRAN CORPORATION

Date:   November 20, 2001            By: /s/  Iehab J. Hawatmeh, President