Form 10KSB
period 2001-12-31
CIRTRAN CORP
filed 2002-05-20
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

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

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

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

The issuer's revenues for its most recent fiscal year:  $1,870,848.

Due to the absence of a trading market for the common stock of the Registrant, the aggregate market value of voting stock held by non-affiliates as of March 31, 2002, was $0.

As of March 31, 2002, the Registrant had outstanding 209,272,191 shares of Common Stock , par value $0.001.

Documents incorporated by reference:  None


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

We believe a second trend in the industry has been the increasing shift from pin-through-hole, or PTH, to surface mount technology, or SMT, interconnection technologies. Surface mount and pin-through-hole printed circuit board assemblies are printed circuit boards on which various electronic components, such as integrated circuits, capacitors, microprocessors and resistors are mounted. These assemblies are key functional elements of many types of electronic products. PTH technology involves the attachment of electronic components to printed circuit boards with leads or pins that are inserted into pre-drilled holes in the boards. The pins are then soldered to the electronic circuits. The drive for increasingly greater functional density has resulted in the emergence of SMT, which eliminates the need for holes and allows components to be placed on both sides of a printed circuit. SMT requires expensive, highly automated assembly equipment and significantly more operational expertise than PTH technology. We believe the shift to SMT from PTH technology has increased the use of contract manufacturers by OEMs seeking to avoid the significant capital investment required for development and maintenance of SMT expertise.

Electronics Assembly and Manufacture

Approximately 75% of our revenues are generated by our electronics assembly activities, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production. Our goal is to offer customers significant competitive advantages that can be obtained from manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management and increased purchasing power.

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

Additionally, we have established, and continue to seek to establish, key business alliances with major multinational companies in the computing and data communications industries for which we produce private label, custom designed networking products and technologies on an OEM basis. These alliances generally require that Racore either develop custom products or adapt existing Racore products to become part of the OEM customer's product line. Under a typical contract, Racore provides a product with the customer's logo, packaging, documentation, and custom software and drivers to allow the product to appear unique and proprietary to the OEM customer. Contract terms generally provide for a non-recurring engineering charge for the development and customization charges, together with a contractual commitment for a specific quantity of product over a given term.

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

Research and Development

During 2001 and 2000, we and our predecessor corporation, Circuit Technology Inc., spent approximately $159,271 and 217,395, respectively, on research and development of new products and services. The costs of that research and development were paid for by our customers. In addition, during the same periods, our subsidiary, Racore, spent approximately $148,287 and $248,049 and , respectively. None of Racore's expenses were paid for by its customers. We remain committed, particularly in the case of Racore, to continuing to develop and enhance our product line as part of our overall business strategy.

Sales and Marketing

Historically, we have had substantial recurring sales from existing customers, though we continue to seek out new customers to generate increased sales. We treat sales and marketing as an integrated process involving direct salespersons and project managers, as well as senior executives. We also use independent sales representatives in certain geographic areas.

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

In 2001, 97% of our net sales were derived from pre-existing customers, whereas during the year ended December 31, 2000, over 80% of our net sales were derived from customers that were also customers during 1999. Historically, a small number of customers accounted for a significant portion of our net sales. In 2001, however, no single customer accounted for more than 10% of our total sales, and our three largest customers accounted for approximately 25% of our total sales. During the year ended December 31, 2000, our largest customer, Osicom Technology and its successor, Entrada Networks, Inc., accounted for 30% of consolidated net sales. We are currently involved in settlement negotiations regarding a breach of contract proceeding with Osicom Technology and its successor, Entrada Networks, which late in 2000 cancelled a significant portion of a large outstanding order with us.

During 2001, we operated without a line of credit and many of our vendors stopped credit sales of components used by us in the manufacture of products, thus hampering our ability to attract and retain turnkey customer business. In addition, financial constraints experienced in 2001 mandated a reduction in our general work force, including our sales department, which experienced a 50% reduction in size. These factors, as well as general economic conditions during the second half of 2001 resulted in a significant decrease in sales during the fiscal year.

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At December 31, 2001, our backlog was approximately $1,750,000. The backlog was approximately $4.0 million at December 31, 2000.

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

Regulation

We are subject to typical federal, state and local regulations and laws governing the operations of manufacturing concerns, including environmental disposal, storage and discharge regulations and laws, employee safety laws and regulations and labor practices laws and regulations. We are not required under current laws and regulations to obtain or maintain any specialized or agency-specific licenses, permits, or authorizations to conduct our manufacturing services. Other than as discussed in "Item 3 - Legal Proceedings" concerning delinquent payroll taxes, we believe we are in substantial compliance with all relevant regulations applicable to our business and operations.

Employees

We employ 55 persons, five in administrative positions, 3 in engineering and design, 44 in clerical and manufacturing, and 3 in sales.

Corporate Background

Our core business was commenced by Circuit Technology, Inc., or Circuit, in 1993 by our president, Iehab Hawatmeh. Circuit enjoyed increasing sales and growth in the subsequent five years, going from $2.0 million in sales in 1994 to $15.4 million in 1998, leading to the purchase of two additional SMT assembly lines in 1998 and the acquisition of Racore Computer Products, Inc. in 1997. During that period, Circuit hired additional management personnel to assist in managing its growth, and Circuit executed plans to expand its operations by acquiring a second manufacturing facility in Colorado. Circuit subsequently determined in early 1999, however, that certain large contracts that accounted for significant portions of our total revenues provided insufficient profit margins to sustain the growth and resulting increased overhead. Furthermore, internal accounting controls then in place failed to apprise management on a timely basis of our deteriorating financial position. During the last several years, we have experienced significant losses, including $3,768,905 in 1999, $4,179,654 in 2000 and $2,933,084 in 2001. We have also experienced increasing levels of debt. Our management has been addressing this situation by, among other things, re-directing our sales and manufacturing efforts to smaller contracts with higher profit margins and negotiating debt forbearance arrangements with many of our creditors.

We were incorporated in Nevada in 1987, under the name Vermillion Ventures, Inc., for the purpose of acquiring other operating corporate entities. We were largely inactive until July 1, 2000, when we issued a total of 10,000,000 shares of our common stock (150,000,000 of our shares as presently constituted) to acquire, through our wholly-owned subsidiary, CirTran Corporation (Utah), substantially all of the assets and certain liabilities of Circuit. On August 6, 2001, we effected a 1:15 forward split and stock distribution which increased the number of our issued and outstanding shares of common stock from 10,420,067 to 156,301,005. We also increased our authorized capital from 500,000,000 to 750,000,000 shares.

                        ITEM 2. DESCRIPTION OF PROPERTIES

We lease approximately 40,000 square feet of office and manufacturing space in West Valley City, Utah, at a monthly lease rate of approximately $16,000. The lease is renewable in November of 2006 for two additional ten-year periods. This facility serves as our principal offices and manufacturing facility and is leased from I&R Properties, LLC, a company owned and controlled by individuals who are officers, directors and principal stockholders. We believe our lease for the facility is on commercially reasonable terms.

                            ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2001, we had accrued liabilities in the amount of $2,034,688 for delinquent payroll taxes, including interest estimated at $215,268 and penalties estimated at $242,989. Of this amount, approximately $234,187 was due the State of Utah. Concerning the amount owed the State of Utah, we have negotiated a payment schedule of $4,000 per month in respect of a total amount owed of $104,241, which includes tax, penalty and interest calculated through the date of our last payment. Approximately $1,197,000 is owed to the Internal Revenue Service. We have negotiated a payment schedule with respect to this amount, pursuant to which we are currently making monthly payments of $25,000. In addition, we have committed to keeping current on deposits of our federal withholding amounts.

We (as successor to Circuit Technology, Inc.) were a defendant in an action in El Paso County, Colorado District Court, brought by Sunborne XII, LLC, a
Colorado limited liability company, for alleged breach of a sublease agreement involving facilities located in Colorado. Our liability in this action was originally estimated to range up to $2.5 million, and we subsequently filed a counter suit in the same court against Sunborne in an amount exceeding $500,000 for missing equipment. Effective January 18, 2002, we entered into a settlement agreement with Sunborne with respect to the above-described litigation. The settlement agreement required us to pay Sunborne the sum of $250,000. Of this amount, $25,000 was paid upon execution of the agreement, and the balance, together with interest at 8% per annum, is payable by August 18, 2002. As security for payment of the balance, we executed and delivered to Sunborne a Confession of Judgment and also issued to Sunborne 3,000,000 shares of our common stock, which are currently held in escrow. If seventy-five percent (75%) of the balance has not been paid by May 18, 2002, we have agreed to prepare and file with the Securities & Exchange Commission, at our expense, a registration statement with respect to the shares that have been escrowed. If, by August 18, 2002, any portion of the balance remains outstanding and a registration statement with respect to the escrowed shares has not been declared effective, Sunborne is entitled to file the Confession of Judgment and proceed with execution thereon. Also pursuant to the terms of the settlement agreement, Sunborne conditionally assigned to us any rights it may have in a claim against our sublessee of Sunborne's premises and agreed to apportion 75% of any net settlement or collection proceeds from this claim to us. If, by August 18, 2002, a registration statement with respect to the escrowed shares has not been declared effective, or if we have abandoned or failed to diligently pursue the claim against the sub-lessee, this conditional assignment shall expire and all rights to the claim will revert back to Sunborne.

We also assumed certain liabilities of Circuit Technology, Inc. in connection with our transactions with that entity in the year 2000, and as a result we are a defendant in a number of legal actions involving an alleged breach of lease agreement and nonpayment of vendors for goods and services received. CirTran has negotiated settlements, as detailed below, and is currently negotiating settlements with these vendors.

     1. Arrow Electronics, Inc. obtained a judgment against Circuit Technology, Inc. in the amount of $215,251, plus 8% interest as of March 17, 2000. In September 2000, we settled this judgment in the amount of $199,678, plus 8% interest as of September 23, 2000. The terms of the settlement require us to make monthly payments of $6,256 to Arrow Electronics until the settlement amount is paid in full, or approximately three years.

     2. Sager Electronics, another trade creditor, brought a claim against Circuit Technology, Inc., for unpaid goods and services in the amount of $97,259. In November 2000, we settled this claim in the amount of $97,259 plus 8% interest. The terms of the settlement require CirTran to make monthly payments of $1,972 to Sager Electronics until the settlement amount is paid in full, or approximately five years.

In January of 2001, we filed a breach of contract action in Salt Lake City, Utah, against Osicom, one of our customers, seeking damages of $875,000. The dispute relates to Osicom's cancellation of a portion of a manufacturing contract with us as a result of a downturn in its business operations. This litigation has not yet reached adjudication, and we are actively exploring the possibility of seeking a settlement of these proceedings.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 31, 2001.

                                     PART II


        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded sporadically on the Pink Sheets under the symbol "CIRT" since July 2000. The following table sets forth, for the respective periods indicated, the prices of our common stock as reported and summarized on the Pink Sheets. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended                       High Bid                    Low Bid

March 31, 2002                                 $0.08                      $0.02
December 31, 2001                              $0.10                      $0.04
September 30, 2001 (1)                         $0.36                      $0.06
June 30, 2001                                 $3.500                     $1.500
March 31, 2001                                $5.500                     $3.000
December 31, 2000                             $4.000                     $4.000

     (1) Our 15 for 1 forward stock split was made effective August 6, 2001 and our stock price decreased accordingly.

As of March 31, 2002, we had 557 shareholders of record holding 209,272,191 shares of common stock.

We have not paid, nor declared, any dividends on our common stock since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

We did not sell any shares of common stock during 2001 that were not registered under the Securities Act of 1933.

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

Results of Operations - Comparison of Years Ended December 31, 2001 and 2000

         Sales and Cost of Sales

Net Sales decreased 70.6% to $1,870,848 for the year ended December 31, 2001 as compared to $6,373,096 for the year ended December 31, 2000. The decrease is partially due to the loss of a major customer, Entrada Networks, Inc., successor in interest to Osicom Technologies, which generated approximately 30% of our total revenues in 2000. Additional factors include the following: operating without a line of credit; the unwillingness of many of our vendors to continue credit sales of components used by us in the manufacture of products, thus hampering our ability to attract and retain turnkey customer business; financial constraints which mandated a reduction in our general work force, including our sales department, which experienced a 50% reduction in size; and general economic conditions during the second half of 2001

Cost of sales for the year ended December 31, 2001 was $2,340,273, as compared to $6,792,393 incurred during the prior year. Those costs as a percentage of net sales were 125% during 2001 as compared to 106.6% during 2000. We believe the increase in our already high cost of sales was primarily attributable to significant write-offs for obsolete inventory resulting from inadequate inventory control.

Lack of adequate inventory management and control has negatively affected our gross margins. We traditionally tracked inventory by customer rather than by like-inventory item, and, as a result, we often purchased new inventory to produce products for a new customer, when we likely may have had the necessary inventory on hand under a different customer name. This practice has led to a reserve for obsolescence and excess inventory, which for the year 2001 was $340,579, as compared to $545,866 in 2000, and has increased cost of sales. We have changed our method of managing and controlling our inventory so that we can identify and use existing inventory and thereby reduce our costs of sales. We have experienced improvement in this regard and believe that, if we are able to maintain and increase our levels of sales, we will be successful in generating sufficient gross profit to cover our selling, general and administrative expenses.

The following charts present (i) comparisons of sales, cost of sales and gross profit generated by our two main areas of operations, i.e., electronics assembly and Ethernet technology, during 2000 and 2001; and (ii) comparisons during these two years for each division between sales generated by pre-existing customers and sales generated by new customers.



------------------ -------------- ------------------- ------------------ ----------------------
                       Year             Sales           Cost of Sales         Gross Loss
------------------ -------------- ------------------- ------------------ ----------------------
Electronics            2000                4,686,045          4,972,689              (286,644)
Assembly
------------------ -------------- ------------------- ------------------ ----------------------
                       2001                1,352,085          1,718,687              (366,602)
------------------ -------------- ------------------- ------------------ ----------------------
Ethernet               2000                1,687,051          1,819,704              (132,653)
Technology
------------------ -------------- ------------------- ------------------ ----------------------
                       2001                  518,763            621,586              (102,823)
------------------ -------------- ------------------- ------------------ ----------------------



------------------ -------------- ------------------- ------------------ ----------------------
                       Year             Total           Pre-existing              New
                                        Sales             Customers            Customers
------------------ -------------- ------------------- ------------------ -----------------------

Electronics            2000                4,686,045          4,317,668              (368,357)
Assembly
------------------ -------------- ------------------- ------------------ ----------------------
                       2001                1,352,085          1,311,522                 40,563
------------------ -------------- ------------------- ------------------ ----------------------
Ethernet               2000                1,687,051            787,649                899,402
Technology
------------------ -------------- ------------------- ------------------ ----------------------
                       2001                  518,763            462,844                 55,919
------------------ -------------- ------------------- ------------------ ----------------------


         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at December 31, 2001 was 1,773,888 at December 31, 2001, as compared to $1,755,786 at December 31, 2000. This marginal increase was due to the net effect of an increase in raw materials in anticipation of orders to be processed in the first quarter of 2002 and decreases in work-in-process and finished goods.

         Selling, General and Administrative Expenses

During the year ended December 31, 2001, selling, general and administrative expenses were $1,690,837 versus $2,710,275 for 2000, a 37.6% decrease which was primarily attributable to an almost 50% reduction in the size of our workforce.

         Interest Expense

Interest expense for 2001 was $773,034 as compared to $1,015,027 for 2000, a decrease of 24%. This decrease is primarily attributable to a decrease in deliquent payroll tax liabilities, the penalties on which were previously recorded as part of interest expense. Other income declined from $945 to $212.

As a result of the above factors, our overall net loss decreased 29.8% to $2,933,084 for the year ended December 31, 2001, as compared to $4,179,654 for the year ended December 31, 2000.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $13,080,492 at December 31, 2001 and was $10,147,408 at December 31, 2000. Our net operating loss for the year ending December 31, 2001 was $2,933,084, compared to $4,179,654 for the year ending December 31, 2000. Our current liabilities exceeded our current assets by $5,664,395 as of December 31, 2000 and $7,832,259 as of December 31, 2001. For
the years ended December 31, 2001 and 2000, we recorded negative cash flows from operations of $288,724 and $140,961, respectively.

         Cash

At December 31, 2001, we had cash on hand of $499, a decrease of $10,569 from December 31, 2000.

Net cash used in operating activities was $288,724 for the fiscal year ended December 31, 2001. During 2001, net cash used in operations was primarily attributable to $2,933,084 in net losses from operations, partially offset by non-cash charges and increases in accrued liabilities of $808,648 and in accounts payable of $612,038. The non-cash charges include depreciation and amortization of $504,090, provision for doubtful trade accounts receivable of $(16,186), and provision for inventory obsolescence of $(205,287).

Net cash used in investing activities during the fiscal year ended December 31, 2001 consisted of equipment purchases of $2,939.

Net cash provided by financing activities was $281,094 during the fiscal year ended December 31, 2001. Principal sources of cash were stockholder notes payable of $301,159, proceeds of $158,255 from long-term notes payable, an increase of $154,473 in checks written in excess of cash in bank, and proceeds of $117,660 from the exercise of options to purchase shares of our common stock. Principal uses of cash during 2001 consisted of $445,903 principal payments of long-term obligations and $4,550 payments on capital lease obligations.

         Accounts Receivable

At December 31, 2001, we had receivables of $369,250, net of a reserve for doubtful accounts of $66,316, as compared to $874,097 at December 31, 2000, net of a reserve of $82,502. The smaller reserve for doubtful accounts in 2001 is attributable to increased efforts to improve the aging and quality of our current receivables.

          Accounts Payable

Accounts payable were $2,141,290 at December 31, 2001 as compared to $1,561,752 at December 31, 2000. This increase is primarily attributable to a lack of cash flows available to pay vendors.

         Liquidity and Financing Arrangements

We sustained substantial losses from operations in 2001 and 2000. We had an accumulated deficit of $13,080,492 and a total stockholders' deficit of $6,942,377 at December 31, 2001. In addition, during 2001 and 2000, we have used, rather than provided, cash in our operations.

Since February 2000, we have operated without a line of credit. Abacus Ventures, Inc., an entity whose shareholders include the Saliba Private Annuity Trust, one of our major shareholders (see "Item 11 - Security Ownership of Certain Beneficial Owners and Management"), purchased our line of credit of $2,792,609, and this amount was converted into a note payable to Abacus bearing an interest rate of 10%. As of December 31, 2001, a total of $2,405,507, plus $380,927 in accrued interest, was owed to Abacus pursuant to this note payable. Subsequent to year-end, we entered into agreements to exchange 19,987,853 shares of our common stock for $1,499,090 in principal amount of this debt.

During 2001, we converted approximately $32,500 of trade payables into notes and stock. Subsequent to year-end, we issued 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable to various stockholders. In addition, in connection with these shares-for-debt transactions, we issued a further 6,666,667 shares of restricted common stock for $500,000 cash. See "Item 12 - Certain Relationships and Related Transactions." We continue to work with vendors in an effort to convert other trade payables into long-term notes and common stock and to cure defaults with lenders with forbearance agreements that we are able to service.

Despite our efforts to make our debt-load more serviceable, significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. As at December 31, 2001, we were in default of notes payable whose principal amount, not including the amount owing to Abacus Ventures, Inc., exceeded $666,000. In addition, the principal amount of notes that either mature in 2002 or are payable on demand exceed $165,000.

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


                          ITEM 7. FINANCIAL STATEMENTS


Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.


            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

As was disclosed in the information previously filed in our Current Report on Form 8-K filed on March 14, 2002 and in subsequent amendments to this Form 8-K, on March 12, 2002, we engaged Hansen, Barnett & Maxwell as our independent auditor with respect to our fiscal year ending December 31, 2001. Hansen, Barnett & Maxwell was subsequently retained to also audit and provide a report on our financial statements for the fiscal year ending December 31, 2000 and is thus providing a report on all financial statements included in this Annual Report on Form 10KSB.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following sets forth the names, ages and positions of our directors and officers and the officers of our operating subsidiary, CirTran Corporation
(Utah), along with their dates of service in such capacities.

         Name              Age                                Positions

   Iehab J. Hawatmeh        35         President,   Chief   Financial   Officer,
                                       Secretary   and   Director   of   CirTran
                                       Corporation;    President    of   CirTran
                                       Corporation  (Utah).  Served  since  July
                                       2000.

   Raed Hawatmeh            37         Director since June 2001.

   Trevor Saliba            27         Director   since   June   2001.    Senior
                                       Vice-President, Sales and Marketing since
                                       January 2002.

   Shaher Hawatmeh          36         Executive   Vice-President   of   CirTran
                                       Corporation  (Utah).  Served  since  July
                                       2000.

Iehab J. Hawatmeh. Mr. Hawatmeh is our President and Secretary and a member of our Board of Directors. Mr. Hawatmeh served as the President and Chief Executive Officer of Circuit Technology, Inc. from 1993 until we acquired it in July 2000. In this position, he was responsible for all operational, financial, marketing and sales activities of Circuit Technology. He now performs similar functions for us and our operating subsidiary, CirTran Corporation (Utah). Mr. Hawatmeh is the brother of Shaher Hawatmeh.

Shaher Hawatmeh. Shaher Hawatmeh served as the Vice-President and Treasurer of Circuit Technology, Inc. from 1993 until July 2000 and now serves as Executive Vice-President of our operating subsidiary, CirTran Corporation (Utah). In such capacities, he is responsible for budget development, strategic planning, asset management and marketing. Mr. Hawatmeh is the brother of Iehab Hawatmeh.

Raed Hawatmeh. Raed Hawatmeh, who is not related to Iehab and Shaher Hawatmeh, has served as a director since June 2001. Mr. Hawatmeh has been a self-employed investor and venture capitalist for the past five years, specializing in financing start-up companies in the electronics industry.

Trevor Saliba. Mr. Saliba has served as a director since June 2001 and was appointed Senior Vice-President, Sales and Marketing in January 2002. In 1997, Mr. Saliba founded Saliba Corporation, a San Francisco construction company, and has served as its president since that time. Prior to 1997, Mr. Saliba was employed as a project engineer for Tutor-Saliba Corporation.

Criminal Proceeding Involving Iehab and Shaher Hawatmeh

Two of our directors and officers, Iehab Hawatmeh and Shaher Hawatmeh, were subject to a criminal proceeding in Third District Court in Salt Lake City, Utah (Case No. 991920656FS) that is unrelated to our business and operations. Messrs. Hawatmeh, along with their parents, were charged with the offenses of assault and aggravated kidnapping of their sister and daughter, Muna Hawatmeh, in October 1999. Effective December 18, 2001, Iehab and Shaher Hawatmeh entered into Diversion Agreements with the State of Utah with respect to these proceedings. These agreements provide that the prosecution of the offenses be deferred for a period not to exceed two years and, upon satisfactory completion of the terms of the diversion agreements by the Hawatmehs, the State of Utah will conduct no further prosecution relating to the offenses. The terms of the Agreements provided that the Hawatmehs must have no contact with their sister and must not commit any criminal offenses (excluding minor traffic offenses). If the Hawatmehs violate these terms of the Agreements, the Diversion Agreements may be revoked or modified, and, if revoked, the Hawatmehs will once again be subject to prosecution for the offenses charged.

Indemnification Provisions

Our Bylaws provide, among other things, that our officers or directors are not personally liable to us or to our stockholders for damages for breach of fiduciary duty as an officer or director, except for damages for breach of such duty resulting from (a) acts or omissions which involve intentional misconduct, fraud, or a knowing violation of law, or (b) the unlawful payment of dividends. Our Bylaws also authorize us to indemnify our officers and directors under certain circumstances. We anticipate we will enter into indemnification agreements with each of our executive officers and directors pursuant to which we will agree to indemnify each such person for all expenses and liabilities incurred by such person in connection with any civil or criminal action brought against such person by reason of their being an officer or director of the Company. In order to be entitled to such indemnification, such person must have acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company and, with respect to criminal actions, such person must have had no reasonable cause to believe that his conduct was unlawful.


                         ITEM 10. EXECUTIVE COMPENSATION


The following table sets forth certain information regarding the annual and long-term compensation for services to us in all capacities (including Circuit Technologies, Inc.) for the prior fiscal years ended December 31, 2001, 2000, and 1999, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year. The individuals named below received no other compensation of any type, other than as set out below, during the fiscal years indicated.



                                          Annual Compensation      Long-Term Compensation Awards
                                                                      Restricted
                                                                         Stock         Stock
Name and                                      Salary     Bonus          Awards        Options        All Other
Principal Position                     Year     ($)       ($)             ($)           (#)        Compensation
------------------                     ----     ---       ---             ---           ---        ------------
Iehab J. Hawatmeh                        2001 175,000      -               -             -               -
      President, Secretary,              2000 175,000      -               -             -               -
      Treasurer and Director             1999 187,230      -               -             -               -
                                                                                                         -
Shaher Hawatmeh                          2001 130,000      -               -          500,000            -
      Executive Vice President of        2000 109,000      -               -             -               -
      CirTran Corporation (Utah)         1999  86,154      -               -             -


Employment Agreements

Iehab Hawatmeh entered into an employment agreement with Circuit in 1993 that was assigned to us as part of the reverse acquisition of Circuit in July 2000. This agreement, which is of indefinite term, provides for a base salary for Mr. Hawatmeh, plus a bonus of 2% of our net profits before taxes, payable quarterly, and any other bonus our board of directors may approve. The agreement also provides that, if Mr. Hawatmeh is terminated without cause, we are obligated to pay him, as a severance payment, an amount equal to five times his then-current annual base compensation, in one lump-sum payment or otherwise, as Mr. Hawatmeh may direct.

Trevor Saliba entered into an agreement with us in January 2002 pursuant to which we retained Mr. Saliba as Senior Vice-President, Sales and Marketing. The agreement provides for remuneration to Mr. Saliba of $6,000 per month, plus reimbursement for all pre-approved business expenses. In addition, we agreed to pay Mr. Saliba an amount equal to 5.0% of all gross investments made into our company that are generated and arranged by Mr. Saliba. The agreement has an initial term of one year, renewable upon agreement of the parties, but is terminable by either party for any reason upon 90 days written notice to the other party. In addition, we may terminate the agreement upon 30 days written notice if Mr. Saliba fails to comply with the terms of the agreement.

2001 Stock Plan

On July 25, 2001, our board approved and adopted our 2001 Stock Plan, or the Plan, subject to shareholder approval. An aggregate of 15,000,000 (post forward-split) shares of our common stock are subject to the Plan, which provides for grants to employees, officers, directors and consultants of both non-qualified (or non-statutory) stock options and "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended). The Plan also provides for the grant of certain stock purchase rights, which are subject to a purchase agreement between us and the recipient. The purpose of the Plan is to enable us to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to such persons, and to promote the success of our business.

All of our and our affiliates' and subsidiaries' employees, officers and directors are eligible to participate in the Plan. Under the Plan, each or our current non-employee directors is entitled to receive an initial option covering 375,000 (post forward-split) shares of common stock, and, commencing in 2002, each non-employee director is entitled to receive an annual grant of an option covering an additional 375,000 (post forward-split) shares of common stock. No grants of options were made during 2001 to non-employee directors or to any other directors. Our non-employee agents, consultants, advisors and independent contractors are also eligible to participate in our stock plan.

The Plan is administered by our board of directors, which designates from time to time the individuals to whom awards are made under the Plan, the amount of any such award and the price and other terms and conditions of any such award. The Plan shall continue in effect until July 25, 2006, subject to earlier termination by our board. The board may suspend or terminate the Plan at any time.

The board determines the persons to whom options are granted, the option price, the number of shares to be covered by each option, the period of each option, the times at which options may be exercised and whether the option is an incentive or non-statutory option. No employee may be granted options or stock purchase rights under the Plan for more than an aggregate of 7,500,000 shares in any given fiscal year. We do not receive any monetary consideration upon the granting of options. Options are exercisable in accordance with the terms of an option agreement entered into at the time of grant.

The board may also award our shares of common stock under the Plan as stock purchase rights. The board determines the persons to receive awards, the number of shares to be awarded and the time of the award. Shares received pursuant to a stock purchase right are subject to the terms, conditions and restrictions determined by the board at the time the award is made, as evidenced by a restricted stock purchase agreement. No stock purchase rights have been granted under the Plan.

The Plan further provides that if the number of outstanding shares of our common stock is increased or decreased or changed into or exchanged for a different number or kind of our shares or securities or of another corporation by reason of any recapitalization, stock split or similar transaction, appropriate adjustment will be made by the board in the number and kind of shares available for awards under the Plan.

The following table sets forth certain information concerning options to purchase our common stock that were granted in 2001 to the named executive officers pursuant to the Plan:




                                                                                   Potential Realizable Value At
                                                                                   Assumed Annual Rates Of Stock
                                                                                               Price
                                                                                    Appreciation For Option Term
                             Individual Grants                                                 ($)(1)
                                          Percent of
                                            Total
                                           Options
                          Number of       Granted to
                         Securities       Employees
                         Underlying       In Fiscal     Exercise     Expiration
Name                   Options Granted       Year       Price ($)       Date            5%             10%
----                   ---------------       ----       ---------       ----            --             ---

Iehab Hawatmeh              --0--

Shaher Hawatmeh            500,000           43.5         $0.07       9/28/2006


(1) Calculated using the Black Scholes pricing model with the following assumptions: (a) volatility-100%, (b) risk free rate-5%, (c) dividend yield-0% and (d) time of exercise-10 years.

The following table sets forth information concerning options exercised during 2001 and the year-end number and value of unexercised options with respect to each of the named executive officers.




                          Shares        Value      Number of Securities Underlying       Value of Unexercised
                       Acquired On     Realized          Unexercised Options             In-The-Money Options
                       Exercise (#)      ($)            at Fiscal Year End (#)        at Fiscal Year End ($)(1)
                                                        ----------------------        -------------------------
                       ----------------------------
         Name                                       Exercisable    Unexercisable     Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------------

Iehab Hawatmeh........      -             -              -               -                -              -

Shaher Hawatmeh.......   500,000         nil             -               -                -              -



                           ITEM 11. SECURITY OWNERSHIP
                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table sets forth the number and  percentage  of the  209,272,171 outstanding shares of our common stock which, according to the information supplied to us, were beneficially owned, as of March 31, 2002, by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. None of the individuals listed below own any options or warrants to purchase our common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security. Each director, officer, or 5% or more shareholder, as the case may be, has furnished us information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply.



                 Name and Address                       Relationship         Common Shares        Percent of Class
                 ----------------                       ------------         -------------        ----------------
Cogent Capital Corp.                                         5%              11,547,660(1)              5.52
P.O. Box 1362                                           Shareholder
Draper, Utah 84020

Saliba Private Annuity Trust (2)                             5%               37,173,990               17.76
115 S. Valley Street                                    Shareholder
Burbank, CA 91505

Roger Kokozyon                                               5%               27,715,620               13.24
4539 Haskell Avenue                                     Shareholder
Encino, CA 91436

Iehab J. Hawatmeh                                        Director,            46,415,643               22.18
4125 South 6000 West                                      Officer
West Valley City, Utah 84128                          & 5% Shareholder

Raed Hawatmeh                                             Director            28,729,530               13.73
10989 Bluffside Drive                                       & 5%
Studio City, CA 91604                                   Shareholder

Shaher Hawatmeh                                           Officer              3,775,365                1.8
4125 South 6000 West
West Valley City, Utah 84128

Trevor Saliba (2)                                         Director               - 0 -                   *
5 Thomas Mellon Circle, Suite 108
San Francisco, California 94134

All Officers and Directors as a Group                                         78,920,538               37.71%
(4 persons)


     -------------------
      * Less than 1%.
     (1) Includes 37,320 shares of stock held by an affiliate of Cogent Capital Corp. The sole shareholder of Cogent Capital Corp. is Gregory L. Kofford.
     (2) Includes 4,664,620 shares held by the Saliba Living Trust. Mr. Thomas Saliba is a trustee of both The Saliba Living Trust and The Saliba Private Annuity Trust. Mr. Thomas Saliba is a nephew of the grandfather of Mr. Trevor Saliba, one of our directors and officers. Mr. Trevor Saliba is one of five passive beneficiaries of Saliba Private Annuity Trust and has no control over its operations or management. Mr. Saliba disclaims beneficial control over the shares indicated.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our principal offices and manufacturing facility from I&R Properties LLC, a Utah limited liability company, at a monthly lease rate of approximately $16,000 under a lease that has a current term expiring in November 2006. We have the option of renewing the lease for two additional 10-year terms. I & R Properties, LLC is owned and controlled by Iehab J. Hawatmeh, an officer, director and principal stockholder, Raed Hawatmeh, a principal stockholder and director, and Shaher Hawatmeh, an officer of CirTran Corporation (Utah), our operating subsidiary.

As of December 31, 2001, Iehab Hawatmeh had loaned us a total of $1,390,125. The loans were demand loans, bore interest at 10% per annum and were unsecured. Effective January 14, 2002, we entered into four substantially identical agreements with existing shareholders pursuant to which we issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share for $500,000 in cash and the cancellation of $2,749,090 principal amount of our debt. Three of these agreements were with principal shareholders and parties related to such shareholders: Iehab J. Hawatmeh, Saliba Private Annuity Trust, and the Saliba Living Trust. The Saliba trusts are also principals of Abacus Ventures, Inc., which entity purchased our line of credit in May 2000. Pursuant to the Saliba agreements, the trusts were issued 26,654,520 shares of common stock in exchange for $500,000 cash and the cancellation of $1,499,090 of debt. As a result of this transaction, the percentage of our common stock owned by the Saliba Private Annuity Trust and the Saliba Living Trust increased from approximately 6.73% to approximately 17.76%%. Mr. Trevor Saliba, one of our directors and officers, is a passive beneficiary of the Saliba Private Annuity Trust. Pursuant to the agreement with Iehab Hawatmeh, our president and one of our directors, Mr. Hawatmeh was issued 15,333,333 shares of common stock in exchange for the cancellation of $1,150,000 in debt. As a result of this transaction, the percentage of our common stock owned by Mr. Hawatmeh increased from 19.9% to approximately 22.18%.

In 1999, Circuit entered into an agreement with Cogent Capital Corp., or "Cogent," a financial consulting firm, whereby Cogent agreed to assist and provide consulting services to Circuit in connection with a possible merger or acquisition. Pursuant to the terms of this agreement, we issued 800,000 (pre-forward split) restricted shares (12,000,000 post-forward split shares) of our common stock to Cogent in July 2000 in connection with our acquisition of the assets and certain liabilities of Circuit. The principal of Cogent was appointed a director of Circuit after entering into the financial consulting agreement and resigned as a director prior to the acquisition of Circuit by Vermillion Ventures, Inc. on July 1, 2000.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.                                 Document
3.1                 Articles of Incorporation (previously filed as Exhibit No. 2
                    to  our  8-K  dated  July  1,  2000,   Commission  File  No.
                    33-13674-LA, and incorporated herein by reference).

3.2                 Bylaws  (previously  filed as Exhibit No. 3 to our 8-K dated
                    July  1,  2000,   Commission  File  No.   33-13674-LA,   and
                    incorporated herein by reference).

10.                 Material Contracts:

                    10.1      Lease  Agreement dated 2 November 1996 between I &
                              R Properties, LLC and Circuit Technology, Inc. (previously filed as Exhibit No. 4 to our 8-K dated July 1, 2000, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.2      Financial  Advisory  Agreement  dated  12 May 1999
                              between Circuit Technology, Inc. and Cogent Capital Corp. (previously filed as Exhibit No. 2 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.3      Form of Product  Representative  Agreement between
                              CirTran Corporation and a Representative (previously filed as Exhibit No. 3 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.4      Security  and Loan  Agreement  dated April 6, 1998
                              between Imperial Bank and Circuit Technology, Inc. (previously filed as Exhibit No. 4 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.5      Line of  Credit  Purchase  Agreement  dated May 1,
                              2000 between Imperial Bank and Abacus Ventures, Inc. (previously filed as Exhibit No. 5 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.6      Assignment of Loan dated May 1, 2000 from Imperial
                              Bank to Abacus Ventures, Inc. (previously filed as Exhibit No. 6 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.7      Unsecured  Promissory  Note for  $73,000.00  dated
                              November 3, 2000 from CirTran Corporation to Future Electronics Corporation (previously filed as Exhibit No. 7 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.8      Unsecured  Promissory Note for  $166,000.00  dated
                              November 3, 2000 from CirTran Corporation to Future Electronics Corporation (previously filed as Exhibit No. 8 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.9      Lock-Up  Agreement  dated November 3, 2000 between
                              Iehab Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 9 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.10     Lock-Up  Agreement  dated November 3, 2000 between
                              Raed Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 10 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.11     Lock-Up  Agreement  dated November 3, 2000 between
                              Roger Kokozyon and Future Electronics Corporation (previously filed as Exhibit No. 11 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.12     Registration  Rights  Agreement  dated November 3,
                              2000 between CirTran Corporation and Future Electronics Corporation (previously filed as Exhibit No. 12 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.13     Promissory  Note and  Confession of Judgment dated
                              September 26, 2000 by Circuit Technology Corp. in favor of Arrow Electronics, Inc. (previously filed as Exhibit No. 13 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.14     Promissory  Note and  Confession of Judgment dated
                              November 16, 2000 by Circuit Technology Corp. in favor of Sager Electronics (previously filed as Exhibit No. 14 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.15     Confession of Judgment  dated  November 3, 2000 by
                              CirTran Corporation and Iehab Hawatmeh in favor of Future Electronics Corporation (previously filed as Exhibit No. 15 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.16     Settlement  Agreement  and Release of Claims dated
                              November 3, 2000 between CirTran Corporation, Iehab Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 16 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.17     Sublease  dated 30 November 1998 between  Colorado
                              Electronics Corporation, LLC and Circuit Technology Corporation (previously filed as Exhibit No. 10.17 to our Registration Statement on Form SB-2, Amendment No. 1, dated October 29, 2001, and incorporated herein by reference).
                    10.18     Attornment  Agreement dated 30 November 1998 among
                              Sun Borne XII, LLC et al, Colorado Electronics Corporation LLC and Circuit Technology Corporation (previously filed as Exhibit No. 10.17 to our Registration Statement on Form SB-2, Amendment No. 1, dated October 29, 2001, and incorporated herein by reference).
                    10.19     Form  of  Subscription   Agreement   entered  into
                              between CirTran Corporation and various subscribers pursuant to a debt settlement and private placement completed in January 2002 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 19, 2002, and incorporated herein by this reference).
                    10.20     Settlement  Agreement  entered into on January 18,
                              2002 among Sunborne XII, LLC, CirTran Corporation et al. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 19, 2002, and incorporated herein by this reference).
21.*                Subsidiaries of the Registrant
23.*                Consent of Hansen, Barnett & Maxwell
24.                 Power of Attorney (Included on Signature Page of
                    Registration Statement)
---------------
*      Filed herewith.



       We did not file any reports on Form 8-K during the last quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CIRTRAN CORPORATION


Date:  May 20, 2002                      By: /s/ Iehab J. Hawatmeh, President



         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 20, 2002                    /s/  Iehab J. Hawatmeh
                                            Iehab J. Hawatemeh
                                            President, Chief Financial Officer
                                            and Director

Date:  May 20, 2002                    /s/  Raed Hawatmeh
                                            Raed Hawatmeh, Director

Date:  May 20, 2002                    /s/  Trevor Saliba
                                            Trevor Saliba, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon are filed as part of this Form 10-KSB:

       Audited Financial Statements:                                        Page

                Report of Independent Certified Public Accountants           F-2

                Consolidated Balance Sheets as of December
                31, 2001 and 2000                                            F-3

                Consolidated Statements of Operations for the Years
                Ended December 31, 2001 and 2000                             F-4

                Consolidated  Statement of  Stockholders'  Deficit
                for the Years Ended December 31, 2000 and 2001               F-5

                Consolidated  Statements of Cash Flows for the Years
                Ended December 31, 2001 and 2000                             F-6

                Notes to Consolidated Financial Statements                   F-8

  HANSEN, BARNETT & MAXWELL                                 (801) 532-2200
 A Professional Corporation                               Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                          5 Triad Center, Suite 750
                                                      Salt Lake City, Utah 84180
                                                            www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the of Directors and the Stockholders
CirTran Corporation


We have audited the accompanying consolidated balance sheets of CirTran Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and Subsidiary, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, has suffered losses from operations and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 24, 2002

                       CIRTRAN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS





                                                                      December 31,
                                                           -----------------------------
                                                                   2001            2000
                                                           -------------  --------------


                          ASSETS
Current assets
Cash and cash equivalents                                         $ 499        $ 11,068
Trade accounts receivable, net of allowance for doubtful
accounts of $66,316 and $82,502 in 2001 and 2000, respectively  369,250         874,097
Inventories                                                   1,773,888       1,755,786
Other                                                            97,037          94,176
                                                           -------------  --------------
Total current assets                                          2,240,674       2,735,127

Property and equipment, at cost, net                          1,333,925       1,871,076

Other assets, net                                                10,887          10,587
                                                           -------------  --------------
Total Assets                                                $ 3,585,486     $ 4,616,790
                                                           =============  ==============


          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                      $ 159,964         $ 5,491
Accounts payable                                              2,141,290       1,561,752
Accrued liabilities                                           3,071,191       2,339,949
Notes payable to stockholders                                 1,390,125       1,088,966
Current maturities of capital lease obligations                  41,206          39,274
Current maturities of long-term notes payable                 3,269,157       3,364,090
                                                           -------------  --------------
Total current liabilities                                    10,072,933       8,399,522
                                                           -------------  --------------

Long-Term Liabilities
Long-term notes payable, less current maturities                447,155         529,964
Capital lease obligations, less current maturities                7,775          14,257
                                                           -------------  --------------
Total long-term liabilities                                     454,930         544,221
                                                           -------------  --------------

Commitments

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding 160,951,005 and 156,301,005
in 2001 and 2000, respectively                                  160,951         156,301
Additional paid-in capital                                    5,977,164       5,664,154
Accumulated deficit                                         (13,080,492)    (10,147,408)
                                                           -------------  --------------
Total Stockholders' Deficit                                  (6,942,377)     (4,326,953)
                                                           -------------  --------------
Total Liabilities and Stockholders' Deficit                 $ 3,585,486     $ 4,616,790
                                                          =============  ==============

   The accompanying notes are an integral part of these financial statements.



                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the Years Ended,
                                                                               December 31,
                                                                 --------------------------------------------
                                                                                2001                    2000
                                                                 --------------------    --------------------


Net sales                                                                $ 1,870,848             $ 6,373,096

Cost of sales                                                             (2,340,273)             (6,792,393)
                                                                 --------------------    --------------------

     Gross Loss                                                             (469,425)               (419,297)

Selling, general and administrative expenses                              (1,690,837)             (2,710,275)
                                                                 --------------------    --------------------

     Loss From Operations                                                 (2,160,262)             (3,129,572)
                                                                 --------------------    --------------------

Other income (expense)
Interest                                                                    (773,034)             (1,051,027)
Other, net                                                                       212                     945
                                                                 --------------------    --------------------
                                                                            (772,822)             (1,050,082)
                                                                 --------------------    --------------------

     Net Loss                                                           $ (2,933,084)           $ (4,179,654)
                                                                 ====================    ====================

Basic and diluted loss per common share                                      $ (0.02)                $ (0.03)
                                                                 ====================    ====================
Basic and diluted weighted-average
common shares outstanding                                                157,556,073             142,765,555
                                                                 ====================    ====================


   The accompanying notes are in integral part of these financial statements.



                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                  Common Stock
                            -------------------------- Additional   Receivable
                               Number                   Paid-in        from      Accumulated
                              of Shares     Amount      Capital    Stockholders    Deficit        Total
                            -------------------------------------- --------------------------- ------------

Balance - December 31, 1999   129,271,560   $ 129,272 $ 4,645,799     $ (86,000) $ (5,967,754) $(1,278,683)

Issuance of common stock
for cash                        9,408,585       9,408     936,692             -             -      946,100

Redemption of common stock       (680,145)       (680)    (79,320)            -             -      (80,000)

Issuance of common stock
to acquire the monetary
assets of VVI                  14,153,505      14,154     (14,154)            -             -            -

Common stock issued for
conversion of debt              5,281,050       5,281     319,003             -             -      324,284

Redemption of common
stock for debt                 (1,133,550)     (1,134)   (143,866)            -             -     (145,000)

Payment from stockholders               -           -           -        86,000             -       86,000

Net loss                                -           -           -             -    (4,179,654)  (4,179,654)
                            -------------------------------------- --------------------------- ------------

Balance - December 31, 2000   156,301,005     156,301   5,664,154             -   (10,147,408)  (4,326,953)

Warrants issued as a
sales commission                        -           -     200,000             -             -      200,000

Exercise of warrants            3,000,000       3,000        (990)            -             -        2,010

Exercise of employee options    1,650,000       1,650     114,000             -             -      115,650

Net loss                                -           -           -             -    (2,933,084)  (2,933,084)
                            -------------------------------------- --------------------------- ------------

Balance - December 31, 2001   160,951,005   $ 160,951 $ 5,977,164     $       -  $(13,080,492) $(6,942,377)
                            ====================================== =========================== ============

   The accompanying notes are an integral part of these financial statements.


                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended,
                                                                                          December 31,
                                                                           --------------------------------------------
                                                                                          2001                    2000
                                                                           --------------------    --------------------


Cash flows from operating activities
Net loss                                                                    $       (2,933,084)     $       (4,179,654)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                          540,090                 961,506
Provision for doubtful trade accounts receivables                                      (16,186)                 78,978
Provision for inventory obsolescence                                                  (205,287)                 55,963
Warrants issued as a sales commission                                                  200,000                       -
Changes in assets and liabilities:
Trade accounts receivable                                                              521,033                  20,276
Inventories                                                                            187,185               1,244,634
Prepaid expenses                                                                        (3,411)                      -
Other assets                                                                               250                  23,302
Accounts payable                                                                       612,038                 (87,129)
Accrued liabilities                                                                    808,648               1,741,163
                                                                           --------------------    --------------------

Total adjustments                                                                    2,644,360               4,038,693
                                                                           --------------------    --------------------

Net cash used in operating activities                                                 (288,724)               (140,961)
                                                                           --------------------    --------------------
Cash flows from investing activities
Purchase of property and equipment                                                      (2,939)                (12,770)
                                                                           --------------------    --------------------

Net cash used in investing activities                                                   (2,939)                (12,770)
                                                                           --------------------    --------------------

Cash flows from financing activities
Increase (decrease) in checks written in excess of cash in bank                        154,473                 (72,165)
Proceeds from notes payable to stockholders                                            301,159                  86,000
Payments on notes payable to stockholders                                                    -                 (15,000)
Principal payments on long-term notes payable                                         (445,903)               (825,593)
Proceeds from long-term notes payable                                                  158,255                 254,663
Payments on capital lease obligations                                                   (4,550)               (129,706)
Purchase and retirement of common stock                                                      -                 (80,000)
Proceeds from exercise of options to purchase common stock                             117,660                       -
Proceeds from issuance of common stock                                                       -                 946,100
                                                                           --------------------    --------------------

Net cash provided by financing activities                                              281,094                 164,299
                                                                           --------------------    --------------------

Net increase (decrease) in cash and cash equivalents                                   (10,569)                 10,568

Cash and cash equivalents at beginning of year                                          11,068                     500
                                                                           --------------------    --------------------

Cash and cash equivalents at end of year                                          $        499      $           11,068
                                                                           ====================    ====================

   The accompanying notes are an integral part of these financial statements.



                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                                     For the Years Ended,
                                                                                          December 31,
                                                                           --------------------------------------------
                                                                                          2001                    2000
                                                                           --------------------    --------------------
Supplemental disclosure of cash flow information

Cash paid during the year for interest                                               $ 270,065               $ 622,266

Noncash investing and financing activities

Common stock issued for conversion of debt                                                 $ -               $ 324,284
Notes issued for accounts payable                                                       32,500                 393,022
Redemption of common stock for debt                                                          -                 145,000
Accrued interest converted to note payable                                              77,406


The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Business Activity - Effective July 1, 2000, all of the assets and certain liabilities of Circuit Technology Corporation (Circuit) were acquired by CTI Systems, Inc. (CTISI), a Utah corporation and a wholly owned subsidiary of Vermillion Ventures, Inc. (VVI), an inactive corporation. CTISI had no assets or operations at the date of acquisition. The stockholders of Circuit received 138,000,000 shares of VVI common stock in the transaction. VVI had 2,153,505 common shares outstanding at the time of the acquisition, and an additional 12,000,000 shares were paid by Circuit to Cogent Capital Corp (Cogent) for services performed in facilitating the transaction. CTISI subsequently changed its name to CirTran Corporation (Utah), and VVI subsequently changed its name to CirTran Corporation (Nevada).

The acquisition was accounted for as a reverse acquisition of VVI by Circuit. Although VVI was the surviving legal entity, for accounting purposes Circuit was treated as the surviving accounting entity, and its historical financial statements are presented for the period prior to the acquisition. Circuit had 11,404 common shares outstanding prior to the acquisition. The shares issued to the shareholders of Circuit have been accounted for as a 756-for-1 stock split, and the accompanying financial statements have been restated for the effects of the stock split for all periods presented. Neither VVI or CTISI had any assets or operations at the date of acquisition; accordingly, the acquisition of VVI was accounted for as the issuance of 14,153,505 shares of common stock for the monetary assets of VVI, of which there were none.

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

In 1997, Circuit acquired the assets and assumed certain liabilities of Racore Technology Corporation. The purchase price was $1,870,911, consisting of 938 shares of Circuit's common stock (10,632,824 post-acquistion, post-merger shares) valued at $977,725; a non-interest bearing note payable of $103,191;
accrued acquisition costs of $27,434; and the assumption of $762,561 in liabilities and obligations of Racore. The assets of Racore consisted of accounts receivable, inventories, equipment and intellectual property. The acquisition was accounted for as a purchase.

Principles of Consolidation--The consolidated financial statements include the accounts of CirTran Corporation and its wholly owned subsidiary, Racore Technology Corporation. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition--Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment. Returns for defective items are repaired and sent back to the customer. Historically, expenses experienced with such returns have not been significant and have been recognized as incurred.

Cash and Cash Equivalents--The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories --Raw material inventories consisted primarily of circuit boards, components and cables and are valued at the lower of average cost or market. Work in process and finished goods include materials, labor and overhead.

Property and Equipment --Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in operating results.

Impairment of Long-Lived Assets --The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2001, the Company does not consider any of its long-lived assets to be impaired.

Checks Written in Excess of Cash in Bank--Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Additionally, at times banks may temporarily lend funds to the Company by paying out more funds than are in the Company's account. These overdrafts are included as a current liability in the balance sheets.

Income Taxes --The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

The Company operated, for tax purposes, as a corporation under provisions of Subchapter S of the Internal Revenue Code through May 10, 2000.

Use of Estimates --In preparing the Company's financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Concentrations of Risk --Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2001 and 2000, this allowance was $66,316 and $82,502, respectively.

At December 31, 2000, accounts receivable from a customer located in Baltimore, Maryland and a customer located in Nampa, Idaho, represented approximately 29 percent and 16 percent, respectively, of total trade accounts receivable. The Company had accounts payable to the Baltimore, Maryland company of approximately 78 percent of the balance of the accounts receivable owed by the customer at December 31, 2000. Sales to these same customers accounted for 30 percent and 4 percent of 2000 net sales, respectively. The Baltimore, Maryland customer no longer does business with the Company.

At December 31, 2001, accounts receivable from the former customer located in Baltimore, Maryland and a customer in Mountain View, California represented approximately 63 percent and 12 percent, respectively, of total trade accounts receivable. Sales to these same customers accounted for 0% and 3% of 2001 net sales, respectively.

Fair Value of Financial Instruments --The carrying value of the Company's cash and cash equivalents and trade accounts receivable, approximates their fair values due to their short-term nature. The fair value of certain of the notes payable in default is not determinable.

Loss Per Share --Basic Earnings per Share (EPS) are calculated by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable.

Reclassifications Not Material --Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.


NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses from operations of $2,933,084 and $4,179,654 for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, the Company had an accumulated deficit of $13,080,492 and $10,147,408, respectively and a total stockholders' deficit of $6,942,377 and $4,326,953, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $288,724 and $140,961 for the years ended December 31, 2001 and 2000, respectively.

Since February of 2000, the Company has operated without a line of credit. Many of the Company's vendors stopped credit sales of components used by the Company to manufacture products and as a result, the Company converted certain of its turnkey customers to customers that provide consigned components to the Company for production. These conditions raise a substantial doubt about the Company's ability to continue as a going concern.

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

Abacus Ventures, Inc. (Abacus) purchased the Company's line of credit from the lender. Subsequent to year-end, the Company has entered into an agreement whereby the Company has issued common stock to certain principals of Abacus in exchange for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. During 2001 and 2000, the Company successfully converted approximately $32,500 and $800,000, respectively in trade payables into notes and common stock. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. The Company has initiated new credit arrangements for smaller dollar amounts with certain vendors and will pursue a new line of credit after negotiations with certain vendors are complete. If successful, these plans may add significant equity to the Company. There is no assurance that these transactions will occur.

NOTE 3 - INVENTORIES

Inventories consist of the following:
                                                       2001             2000
                                              -------------    -------------
              Raw materials                   $   1,223,160    $   1,088,312
              Work-in process                       142,048          169,676
              Finished goods                        408,680          497,798
                                              -------------    -------------
                                              $   1,773,888    $   1,755,786
                                              =============    =============


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:



                                                                                                    Estimated
                                                                                                  Service Lives
                                                                       2001              2000        in Years
                                                              -------------     -------------        ------------
              Production equipment                            $   3,141,992     $   3,140,450         5-10
              Leasehold improvements                                958,940           957,845         7-10
              Office equipment                                      628,824           628,522         5-10
              Other                                                 118,029           118,029          3-7
                                                              -------------     -------------
                                                                  4,847,785         4,844,846
              Less accumulated depreciation
                 and amortization                                 3,513,860         2,973,770
                                                              -------------     -------------

                                                              $   1,333,925     $   1,871,076
                                                              =============     =============


NOTE 5 - LINE OF CREDIT

During 2000, the Company's line of credit of $2,792,609 was assumed by Abacas Ventures, Inc. Abacas Ventures, Inc. converted the amount owing into a note payable. Interest has been accrued at an interest rate of 10 percent. The entire amount of the note is included in current maturities of long-term notes payable.



NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following:
                                                                                         2001             2000
                                                                                -------------    -------------
           Note payable to a Abacas Ventures, Inc., due on
                  demand, interest at 10%, collateralized by all assets
                  of the Company. Interest associated with this note of
                  $380,927 was accrued and included in accrued liabilities
                  at December 31, 2001                                          $   2,405,507    $   2,435,007

           Note   payable   to  a   financial   institution,   due  in   monthly
                  installments  of $9,462,  interest  at 8.61%,  with a maturity
                  date of April 2004, collateralized by equipment                     305,090          377,235

           Note payable to a company, due in monthly installments
                  of $6,256, interest at 8%, until paid,
                  collateralized by equipment, in default                             183,429          181,431

           Note   payable   to  a   financial   institution,   due  in   monthly
                  installments  of $20,000,  interest at 4% over prime (8.25% at
                  December 31, 2001), with a maturity date of July 2001,
                  collateralized by equipment, in default                             179,951          197,285

           Note payable to a company, due in two installments of
                  $83,000 plus accrued interest at 10%, paid in full                       --          166,000

           Note payable to a shareholder, due in monthly installments
                  of $12,748 until paid, interest at 10% unsecured, in default        130,000          130,000

           Note payable to a company, due in monthly installments
                  of $1,972 until paid, interest at 8%, unsecured, in default          87,632           93,307

           Note   payable  to an  individual,  due in  monthly  installments  of
                  $5,000, interest at a rate of 9.5%, matured May 2000,
                  collateralized by all assets of the Company, in default              85,377           85,377

           Note   payable to a finance corporation,  due in monthly installments of $50 to $5,000, interest at prime plus 3% (7.75% at December
                  31, 2001) with a maturity  date of April 2004,  collateralized
                  by equipment                                                         86,522           78,105

           Note   payable to a company, due in 18 monthly installments of $1,460 followed by six monthly  installments  of $2,920,  interest at
                  6%, with a maturity date of April 2003, unsecured                    65,973           73,000


           Note   payable to a finance corporation,  due in monthly installments of $50 to $3,843,  interest  at 9%,  with a  maturity  date of
                  December 2002, collateralized by equipment and trade accounts
                  receivable                                                           55,499           50,619

           Note   payable to a finance corporation,  due in monthly installments of  $50  to  $4,800,  interest  at  12%,  matures  July  2002,
                  collateralized by equipment and trade accounts receivable            18,883           15,083

           Note   payable to a finance corporation,  due in monthly installments
                  of  $50  to  $8,000,   interest  at  9%,  matures  July  2002,
                  collateralized by equipment and trade accounts receivable            12,866           11,605

           Note payable to a company, due in monthly installments
                  of $2,827, interest at 8%, unsecured                                 21,732               --

           Note payable to a bank, payable on demand, interest at 10%, unsecured       39,367               --

           Note   payable to a finance corporation,  due in monthly installments of $50 to  $5,443,  interest  at  12%,  matures  August  2002,
                  collateralized by equipment and trade accounts receivable            38,484               --
                                                                                -------------    -------------

           Total Notes Payable                                                      3,716,312        3,894,054
           Less current maturities                                                  3,269,157        3,364,090
                                                                                -------------    -------------

           Long-Term Notes Payable                                              $     447,155    $     529,964
                                                                                =============    =============


         The Company's notes payable at December 31, 2001 mature as follows:

           Year Ending December 31,
                  2002                                    $   3,269,157
                  2003                                          333,263
                  2004                                           96,956
                  2005                                           16,936
                  Thereafter                                         --
                                                          -------------

                                                          $   3,716,312

Certain of the Company's notes payable contain various covenants and restrictions. The agreements provide for the acceleration of principal payments in the event of a covenant violation or a material adverse change in the operations of the Company. The Company is out of compliance on several notes payable, primarily due to a failure to make monthly payments. In instances where the Company is out of compliance, these amounts have been shown as current.

NOTE 7 - LEASES

The Company conducts a substantial portion of its operations utilizing leased facilities and equipment consisting of sales office, warehouses, manufacturing plant, and transportation and computer equipment. Generally, the leases provide for renewal for various periods at stipulated rates.

The following is a schedule by year of future minimum lease payments under operating and capital leases, together with the present value of the net lease payments as of December 31, 2001:

                                                   Capital           Operating
Year Ending December 31,                            Leases            Leases
------------------------                         -------------    -------------
     2002                                        $      51,054    $     223,050
     2003                                                8,522          196,941
     2004                                                2,475          191,688
     2005                                                   --          191,688
     2006                                                   --          175,714
    Thereafter                                              --               --
                                                 -------------    -------------
Future minimum lease payments                           62,051    $     979,081
                                                                  =============
Amounts representing interest                           13,070
                                                 -------------
Present value of net minimum lease payments             48,981
Less current maturities                                 41,206
                                                 -------------
                                                 $       7,775

The building leases provide for payment of property taxes, insurance and maintenance costs by the Company. One of the buildings is leased from related parties. Rental expense for operating leases totaled $233,875 and $325,552 for 2001 and 2000, respectively.

The Company has an option to renew one building lease with related parties, for two additional ten-year periods upon expiration of the term in 2006.

Property and equipment includes $126,195 of equipment under capital leases at both December 31, 2001 and 2000. Accumulated amortization amounted to $89,503 and $66,842 at December 2001 and 2000, respectively, for equipment under capital leases.

NOTE 8 - RELATED PARTY TRANSACTIONS

Lease --The Company entered into a lease for manufacturing and office space with another company owned by certain stockholders of the Company. The terms of the lease include monthly payments to the lessor of $15,974 through November 2006, after which the lease is renewable for two additional ten-year periods.

Notes Payable --The Company had amounts due to stockholders from two separate notes. The balance due to stockholders at December 31, 2001 and 2000 was $1,390,125 and $1,088,966, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent, was $205,402 and $103,305 at December 31, 2001 and 2000, respectively, and is included in accrued liabilities. These notes are due on demand.

Common Stock --In 1999, Circuit entered into an agreement with Cogent, a financial consulting firm, whereby Cogent agreed to assist and provide consulting services to Circuit in connection with a possible merger or acquisition. Pursuant to the terms of this agreement, the Company issued
12,000,000 restricted shares of common stock to Cogent in July 2000 in connection with the acquisition of the assets and certain liabilities of Circuit. The principal of Cogent was a director of Circuit from 1999 through July 1, 2000.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities include $2,034,688 of delinquent payroll taxes including estimated interest and penalties of $215,268 and $242,989, respectively, as of December 31, 2001. The Company is currently negotiating settlements with the State of Utah and the Internal Revenue service, but has not yet reached an agreement with either party.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation - Circuit (the surviving accounting entity, Note 1) was a defendant in an alleged breach of a facilities sublease agreement in Colorado. A lawsuit was filed in which the plaintiff sought to recover past due rent, future rent, and other lease charges. The Company filed a suit against the landlord for an amount in excess of $500,000 for missing equipment. Rent has been accrued through December 31, 2000 and was included in accrued liabilities. Subsequent to year-end, the Company settled the lawsuit as discussed in Note 17.

In March 2002, a vendor of the Company filed a lawsuit that alleges breach of contract and seeks payment in the amount of approximately $213,000 of punitive damages from the Company related to the Company's non-payment for materials provided by the vendor. The Company denies all substantive allegations made by the vendor and intends to contest the action.

Circuit is also the defendant in numerous legal actions primarily resulting from nonpayment of vendors for goods and services received. The Company has accrued the payables and is currently in the process of negotiating settlements with these vendors.

Registration Rights -In connection with the conversion of certain debt to equity, the Company has granted the holders of 5,281,050 shares of common stock the right to include 50% of the common stock of the holders in any registration of common stock of the Company, under the Securities Act for offer to sell to the public (subject to certain exceptions). The Company has also agreed to keep any filed registration statement effective for a period of 180 days at its own expense.

NOTE 11 - LOSS PER COMMON SHARE

The following data show the shares used in computing loss per common share:

                                                           2001             2000
                                                  -------------    -------------
Common shares outstanding during entire period 156,301,005 129,271,560 Net weighted-average common shares issued
     during period                                    1,255,068       13,493,995
                                                  -------------    -------------

Weighted-average number of common shares
     used in basic and diluted loss per share       157,556,073      142,765,555
                                                  =============    =============

The Company has no potentially issuable common shares, therefore basic and diluted loss per share are the same.

NOTE 12 - INCOME TAXES

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

On May 10, 2000, the Company revoked their S election and became a taxable entity. Effective with the change, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The Company is not entitled to any benefit from the operating loss carry forwards incurred prior to the termination of the S election.

Income tax expense at December 31, 2001 and 2000, consists of the following:

                                                   2001             2000
                                          -------------    -------------

           Current                        $          --    $          --
           Deferred                                  --               --
                                          -------------    -------------
                                          $          --    $          --
                                          =============    =============



The tax effects of temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows:


                                                                                         2001             2000
                                                                                -------------    -------------


         Deferred Income Tax Assets:
             Inventory reserve                                                  $     188,880    $     262,297
             Bad debt reserve                                                          24,736           30,773
             Vacation reserve                                                          12,569           13,591
             Inventory Section 263A calculation                                       147,131          148,617
             Research and development                                                  55,579           55,579
             Net operating loss carryforward                                        2,566,156        1,446,233
             Intellectual property                                                    188,050          200,053
                                                                                -------------    -------------

                  Total Deferred Income Tax Assets                                  3,183,101        2,157,143
             Valuation allowance                                                   (3,119,594)      (2,082,429)
                                                                                -------------    -------------

                                                                                       63,507           74,714
                                                                                -------------    -------------

             Deferred Income Tax Liability - depreciation                             (63,507)         (74,714)
                                                                                -------------    -------------

             Net Deferred Income Tax Asset                                      $          --    $          --
                                                                                =============    =============


The Company has sustained net operating losses in both of the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit presented for the years ended December 31, 2001 and 2000.

As of December 31, 2001, the Company had net operating loss carryforwards for tax reporting purposes of approximately $6,879,774 expiring in various years through 2021. Utilization of approximately $1,791,000 of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2001 and 2000:



                                                                         2001             2000
                                                                -------------    -------------

Benefit at statutory rate (34%)                                 $    (997,249)   $  (1,421,082)
             Non-deductible expenses                                   56,876           49,171
             Change in valuation allowance                          1,037,165        1,509,840
             State tax benefit, net of federal tax benefit            (96,792)        (137,929)
                                                                -------------    -------------


             Net Benefit From Income Taxes                      $          --    $          --
                                                                =============    =============



NOTE 13 - STOCKHOLDER'S EQUITY

Forward Stock Split - On August 6, 2001, the Company effected a 15-for-1 forward stock split of its outstanding shares of common stock. The Company also increased authorized common shares from 500,000,000 to 750,000,000 shares. The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

Redemption of Common Stock - In February 2000, the Company redeemed 680,145 shares of common stock held by a director in exchange for $80,000 of expenses paid on behalf of the director. No other stated or unstated rights, privileges, or agreements existed in conjunction with this redemption.

Also during 2000, the Company redeemed 1,133,550 shares of common stock held by an unrelated party for a note payable in the amount of $145,000, which was the amount of the original investment by the unrelated party. No other stated or unstated rights, privileges, or agreements existed in conjunction with this redemption.

Common Stock Issued for Conversion of Debt - The Company entered into a settlement related to a lawsuit involving amounts owed to a vendor. The total amount owed to the vendor was $646,284. This amount was satisfied through the payment of $83,000 cash, the issuance of notes payable totaling $239,000 and the issuance of 5,281,050 shares of common stock at $0.06 per share for the remaining $324,284. The $0.06 per share was deemed to be the fair value of the stock on the date of the settlement.

NOTE 14 - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation - The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Non-Employee Grant - During 2001, the Company granted options to purchase 3,000,000 shares of common stock with a fair value of $200,000 to a non-employee sales consultant as an advance of future sales commissions in the amount of $200,000. The options vested on the date granted and expire in September 2006. The exercise price of these options was $.00067 per share. All 3,000,000 options were exercised during 2001 for cash proceeds of $2,010. There were no non-employee options outstanding at December 31, 2001.

Employee Grants - On July 26, 2001 the Company adopted the 2001 Stock Option Plan (the "2001 Plan") with 15,000,000 shares of common stock reserved for issuance there under. The Company's Board of Directors administers the plan and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting and exercise prices.

During the year ended December 31, 2001, the Company granted options to purchase 1,650,000 shares of common stock to certain employees of the Company pursuant to the 2001 Plan. These options vested on the date of grant. The related exercise price for all options was $0.07 per share, the fair value of the Company's common stock on the date of grant. The options are exercisable through September 2006. During 2001, all employee options granted were exercised. There were no employee options outstanding at December 31, 2001.

Compensation Expense - During the year ended December 31, 2001, the Company recognized no compensation expense relating to stock options and warrants. SFAS 123 requires the presentation of pro forma operating results as if the Company had accounted for stock options granted to employees under the fair value method prescribed by SFAS 123. The Company estimated the fair value of the employee stock options at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes model to determine the fair value of the employee options of $0.03 per option to purchase a share of common stock: risk-free interest rate of 3.94 percent, dividend yield of 0 percent, volatility of 411.44 percent, and expected lives of ..01 years.

Following are the pro forma disclosures and the related impact on the net losses:




                                                                               Years Ended December 31,
                                                                         --------------------------------------
                                                                               2001                 2000
                                                                         -----------------     ----------------

       Net loss as reported                                               $ (2,933,084)         $  (4,179,654)
       Net loss pro forma                                                   (2,989,179)            (4,179,654)

       Basic and diluted loss per common share as reported                       (0.02)                (0.03)

       Basic and diluted loss per common share pro forma                         (0.02)                (0.03)


Due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years.

NOTE 15 -SEGMENT INFORMATION

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



                                                              Electronics         Ethernet
                     2001                                        Assembly        Technology      Total
                     ----                                     -------------     -----------  -----------


         Sales to external customers                          $   1,352,085     $     518,763    $   1,870,848
         Intersegment sales                                         309,374                --          309,374
         Segment loss                                            (2,933,084)         (597,000)      (3,530,084)
         Segment assets                                           2,861,627           434,471        3,296,098
         Depreciation and amortization                              519,217            20,873          540,090

                     2000

         Sales to external customers                          $   4,686,045     $   1,687,051    $   6,373,096
         Intersegment sales                                       1,015,349            40,423        1,055,772
         Segment loss                                            (4,179,654)       (1,229,248)      (5,408,902)
         Segment assets                                           3,916,774           854,806        4,771,580
         Depreciation and amortization                              687,802           273,704          961,506


              Sales                                                                      2001             2000
              -----                                                             -------------    -------------

         Total sales for reportable segments                                    $   2,180,222    $   7,428,868
         Elimination of intersegment sales                                           (309,374)      (1,055,772)
                                                                                -------------    -------------
         Consolidated net sales                                                 $   1,870,848    $   6,373,096
                                                                                =============    =============


              Net Loss

         Net loss for reportable segments                                       $  (3,530,084)   $  (5,408,902)
         Elimination of intersegment losses                                           597,000        1,229,248
                                                                                -------------    -------------

                                                                                $  (2,933,084)   $  (4,179,654)
                                                                                =============    =============

              Total Assets

         Total assets for reportable segments                                   $   3,296,098    $   4,771,580
         Adjustment for intersegment amounts                                          289,388         (154,790)
                                                                                -------------    -------------

         Consolidated total assets                                              $   3,585,486    $   4,616,790
                                                                                =============    =============



NOTE 16 - REVENUES

All revenue-producing assets are located in North America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales by geographic area are as follows:

                                                           2001             2000
                                                  -------------    -------------

              United States of America            $   1,820,700    $   5,921,890
              Mexico                                         --           45,216
              Canada                                        338               --
              Europe/Africa/Middle East                  49,810          390,808
              Asia/Australia                                 --           15,182
                                                  -------------    -------------


                                                  $   1,870,848    $   6,373,096
                                                  =============    =============



NOTE 17 - SUBSEQUENT EVENTS

Settlement of Litigation - As discussed in Note 10, the Company settled the lawsuit that alleged a breach of facilities sublease agreement involving facilities located in Colorado. The Company's liability in this action was originally estimated to range up to $2.5 million. The Company subsequently filed a counter suit in the same court for an amount exceeding $500,000 for missing equipment.

Effective January 18, 2002, the Company entered into a settlement agreement which required the Company to pay the plaintiff the sum of $250,000. Of this amount, $25,000 was paid upon execution of the settlement, and the balance, together with interest at 8% per annum, is payable by August 18, 2002. As security for payment of the balance, the Company executed and delivered to the plaintiff a Confession of Judgment and also issued 3,000,000 shares of common stock, which are currently held in escrow. If seventy-five percent (75%) of the balance has not been paid by May 18, 2002, the Company has agreed to prepare and file with the Securities & Exchange Commission, at its own expense, a registration statement with respect to the escrowed shares. If, by August 18, 2002, any portion of the balance remains outstanding and a registration statement with respect to the escrowed shares has not been declared effective, the plaintiff is entitled to file the Confession of Judgment and proceed with execution thereon.

Common Stock issued for Debt - Effective January 14, 2002, the Company entered into four substantially identical agreements with existing shareholders pursuant to which the Company issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share, the fair value of the shares, for $500,000 in cash and the cancellation of $2,749,090 of notes payable. No gain or loss has been recognized on these transactions as the fair value of the stock issued was equal to the consideration given by the shareholders.

Employee Stock Options - Subsequent to year-end, the Company issued employees options to purchase 5,000,000 shares of common stock at prices ranging from $0.045 to $0.05. These options vest immediately and expire five years from the grant date. The employees have exercised all 5,000,000 options to purchase shares of common stock.