Form 10QSB
period 2002-03-31
CIRTRAN CORP
filed 2002-05-21
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                         Commission file number 0-26059
                                                -------

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)



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


                                Yes X  No
                                   ---   --------


     The number of shares outstanding of the registrant's common stock as of May 20, 2002: 212,272,191 .


     Transitional Small Business  Disclosure Format (check one): Yes     No  X
                                                                    -----  -----

                               Table of Contents


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

                  Balance Sheets as of March 31, 2002 (unaudited) and          3
                  December 31, 2000

                  Statements of Operations for the Three Months ended          4
                  March 31, 2002 (unaudited) and 2001 (unaudited)

                  Statements of Cash Flows for the Three Months ended          5
                  March 31, 2002 (unaudited) and 2001 (unaudited)

                  Notes to Condensed Consolidated Financial Statements         6
                  (unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                                9

PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                                  14

Item 2     Changes in Securities                                              14

Item 5     Other Information                                                  15

Item 6     Exhibits and Reports on Form 8-K                                   15

Signatures                                                                    16



                          PART I. FINANCIAL INFORMATION

                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                   March 31,                 December 31,
                                                                              --------------------        -------------------
                                                                                     2002                        2001
                                                                              --------------------        -------------------


                                                           ASSETS
Current assets
     Cash and cash equivalents                                                      $         500              $         499
     Trade accounts receivable, net of allowance for doubtful accounts accounts of $66,178 at March 31, 2002 and $66,316 at
        December 31, 2001                                                                 663,861                    369,250
     Inventories                                                                        1,956,496                  1,773,888
     Other                                                                                 93,626                     97,037
                                                                              --------------------        -------------------
          Total current assets                                                          2,714,483                  2,240,674

Property and equipment, at cost, net                                                    1,202,944                  1,333,925

Other assets, net                                                                          10,887                     10,887
                                                                              --------------------        -------------------
Total Assets                                                                        $   3,928,314              $   3,585,486
                                                                              ====================        ===================


                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Checks written in excess of cash in bank                                       $     149,677              $     159,964
     Accounts payable                                                                   1,709,795                  2,141,290
     Accrued liabilities                                                                3,090,199                  3,071,191
     Notes payable to stockholders                                                              -                  1,390,125
     Current maturities of capital lease obligations                                            -                     41,206
     Current maturities of long-term notes payable                                      2,425,953                  3,269,157
                                                                              --------------------        -------------------
          Total current liabilities                                                     7,375,624                 10,072,933
                                                                              --------------------        -------------------

Long-Term Liabilities
     Long-term notes payable, less current maturities                                     436,734                    447,155
     Capital lease obligations, less current maturities                                         -                      7,775
                                                                              --------------------        -------------------
          Total long-term liabilities                                                     436,734                    454,930
                                                                              --------------------        -------------------

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001; authorized 750,000,000 shares; issued and outstanding 212,272,191 at March 31, 2002 and
        160,951,005 at December 31, 2001                                                  212,272                    160,951
     Additional paid-in capital                                                         9,634,933                  5,977,164
     Treasury stock at cost                                                             (225,000)                          -
     Accumulated deficit                                                             (13,506,249)                (13,080,492)
                                                                              --------------------        -------------------
          Total Stockholders' Deficit                                                  (3,884,044)                (6,942,377)
                                                                              --------------------        -------------------
Total Liabilities and Stockholders' Deficit                                         $   3,928,314              $   3,585,486
                                                                              ====================        ===================


See accompanying notes to unaudited condensed consolidated financial statements.



                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             For the Three Months Ended,
                                                                                      March 31,
                                                                     ---------------------------------------------
                                                                             2002                    2001
                                                                     ----------------------  ---------------------

Net Sales                                                                     $    641,330           $    650,485

Cost of Sales                                                                     (419,116)              (545,478)
                                                                     ----------------------  ---------------------

      Gross Profit                                                                 222,214                105,007

Selling, general and administrative expenses                                      (520,608)              (660,404)
                                                                     ----------------------  ---------------------

      Loss From Operations                                                        (298,394)              (555,397)
                                                                     ----------------------  ---------------------

Other income (expense)
   Interest                                                                       (136,880)              (245,221)
   Other, net                                                                        9,517                      -
                                                                     ----------------------  ---------------------
                                                                                  (127,363)              (245,221)
                                                                     ----------------------  ---------------------

      Net Loss                                                                $   (425,757)          $   (800,618)
                                                                     ======================  =====================

Basic and diluted loss per common share                                       $      (0.00)          $      (0.01)
                                                                     ======================  =====================
Basic and diluted weighted-average
   common shares outstanding                                                   201,077,784            156,301,005
                                                                     ======================  =====================





See accompanying notes to unaudited condensed consolidated financial statements.



                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                For the Three Months Ended,
                                                                                         March 31,
                                                                         ------------------------------------------
                                                                                 2002                2001
                                                                         ------------------------------------------

Cash flows from operating activities
   Net loss                                                                      $   (425,757)         $  (800,618)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                                132,633              175,243
         Settlement of litigation                                                     (25,000)                   -
   Changes in assets and liabilities:
         Trade accounts receivable                                                   (294,611)             329,082
         Inventories                                                                 (182,608)             (27,382)
         Other assets                                                                   3,411               (8,460)
         Accounts payable                                                            (154,281)             137,032
         Accrued liabilities                                                          269,008              140,769
                                                                         ------------------------------------------

         Total adjustments                                                           (251,448)             746,284
                                                                         ------------------------------------------

      Net cash used in operating activities                                          (677,205)             (54,334)
                                                                         ------------------------------------------

Cash flows from investing activities
   Purchase of property and equipment                                                  (1,652)              (1,844)
                                                                         ------------------------------------------

      Net cash used in investing activities                                            (1,652)              (1,844)
                                                                         ------------------------------------------

Cash flows from financing activities
   Increase (decrease) in checks written in excess of cash in bank                    (10,287)              72,739
   Payments on notes payable to stockholders                                         (140,125)                   -
   Principal payments on long-term notes payable                                     (105,730)             (27,429)
   Proceeds from long-term notes payable                                              200,000                    -
   Proceeds from exercise of options to purchase common stock                         235,000                    -
   Proceeds from issuance of common stock                                             500,000                    -
                                                                         ------------------------------------------

      Net cash provided by financing activities                                       678,858               45,310
                                                                         ------------------------------------------

Net increase (decrease) in cash and cash equivalents                                        1              (10,868)

Cash and cash equivalents at beginning of year                                            499               11,068
                                                                         ------------------------------------------

Cash and cash equivalents at end of year                                         $        500          $       200


See accompanying notes to unaudited condensed consolidated financial statements.




                                        CIRTRAN CORPORATION AND SUBSIDIARY
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   (CONTINUED)

                                                                                For the Three Months Ended,
                                                                                         March 31,
                                                                         ------------------------------------------
                                                                                 2002                2001
                                                                         ------------------------------------------
Supplemental disclosure of cash flow information

Cash paid for interest                                                            $    44,891           $   13,054

Noncash investing and financing activities

Notes payable issued for accounts payable                                         $   326,195           $        -
Common stock issued for notes payable to stockholders                               1,250,000                    -
Common stock issued for notes payable                                               1,499,090                    -
Common stock issued to escrow                                                         225,000                    -



See accompanying notes to unaudited condensed consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2001 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained net losses of $425,757 and $2,933,084 for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively. As of March 31, 2002 and December 31, 2001, the Company had an accumulated deficit of $13,506,249 and $13,080,492, respectively and a total stockholders' deficit of $3,884,044 and $6,942,377, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $677,205 and $288,724 for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively.

Since February of 2000, the Company has operated without a line of credit. Many of the Company's vendors stopped credit sales of components used by the Company to manufacture products and as a result, the Company converted certain of its turnkey customers to customers that provide consigned components to the Company for production. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Abacus Ventures, Inc. (Abacus) purchased the Company's line of credit from the lender. During the quarter ended March 31, 2002, the Company has entered into an agreement whereby the Company has exchanged common stock, issued to certain principles of Abacus, for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. The Company has initiated new credit arrangements for smaller dollar amounts with certain vendors and will pursue a new line of credit after negotiations with certain vendors are complete. If successful, these plans may add significant equity to the Company. There is no assurance that these transactions will occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable --The Company paid cash and issued stock as a settlement of the principal amounts due on two separate notes payable to stockholders. The balance due to stockholders at March 31, 2002 and December 31, 2001 was $0 and $1,390,125, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent, was $210,734 and $205,402 at March 31, 2002 and December 31, 2001, respectively, and is included in accrued liabilities. These notes are due on demand.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Settlement of Litigation - The Company settled the lawsuit that alleged a breach of facilities sublease agreement involving facilities located in Colorado. The Company's liability in this action was originally estimated to range up to $2.5 million. The Company subsequently filed a counter suit in the same court for an amount exceeding $500,000 for missing equipment.

Effective January 18, 2002, the Company entered into a settlement agreement which required the Company to pay the plaintiff the sum of $250,000. Of this amount, $25,000 was paid upon execution of the settlement, and the balance, together with interest at 8% per annum, is payable by August 18, 2002. As security for payment of the balance, the Company executed and delivered to the plaintiff a Confession of Judgment and also issued 3,000,000 shares of common stock, which are currently held in escrow and have been treated as treasury stock recorded at a cost of $250,000. If seventy-five percent (75%) of the balance has not been paid by May 18, 2002, the Company has agreed to prepare and file with the Securities & Exchange Commission, at its own expense, a registration statement with respect to the escrowed shares. If, by August 18, 2002, any portion of the balance remains outstanding and a registration statement with respect to the escrowed shares has not been declared effective, the plaintiff is entitled to file the Confession of Judgment and proceed with execution thereon.

Litigation - In December 1999, a vendor of the Company filed a lawsuit that alleges breach of contract and seeks payment in the amount of approximately $213,000 of punitive damages from the Company related to the Company's non-payment for materials provided by the vendor. The Company denies all substantive allegations made by the vendor and intends to vigorously contest the case.

The Company is the defendant in numerous legal actions primarily resulting from nonpayment of vendors for goods and services received. The Company has accrued the payables and is currently in the process of negotiating settlements with these vendors.

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

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - NOTES PAYABLE

During the quarter ended March 31, 2002, Abacus Ventures completed negotiations with several vendors of the Company, whereby Abacus purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $326,195. The Company has recorded this transaction as a $326,195 increase to the note payable owed to Abacus, pursuant to the terms of the Abacus agreement.

NOTE 6 - STOCKHOLDER'S EQUITY

Common Stock Issued for Cash and Debt - Effective January 14, 2002, the Company entered into four substantially identical agreements with existing shareholders pursuant to which the Company issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share, the fair value of the shares, for $500,000 in cash and the reduction of principle of $1,499,090 of notes payable and $1,250,000 of notes payable to stockholders. No gain or loss has been recognized on these transactions as the fair value of the stock issued was equal to the consideration given by the shareholders

NOTE 7 - STOCK OPTIONS AND WARRANTS

Employee Grants -During March 2002, the Company granted options to purchase 5,000,000 shares of common stock to certain employees of the Company pursuant to the 2001 Plan. These options vested on the date of grant. The related exercise price for the options was $0.045 to $0.05 per share, the fair value of the Company's common stock on the date of grant. The options are exercisable through September 2006. The employees exercised all 5,000,000 options for $235,000 cash during the first quarter. There were no employee options outstanding at March 31, 2002.

NOTE 8 -SEGMENT INFORMATION

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


     March 31, 2002                   Assembly        Technology      Total
     --------------                -------------     -----------   -----------

 Sales to external customers       $    338,358    $     302,972   $   641,330
 Intersegment sales                     154,246               --       154,246
 Segment loss                          (425,757)         (13,302)     (439,059)
 Segment assets                       3,270,995          628,091     3,899,086
 Depreciation and amortization          127,396            5,236       132,632




                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             March 31, 2001

         Sales to external customers                    $     381,534     $     268,951    $     650,485
         Intersegment sales                                   177,749                --          177,749
         Segment loss                                        (800,618)         (134,362)        (934,980)
         Segment assets                                     3,581,888           511,986        4,093,874

         Sales                                                                     2002             2001
         -----                                                            -------------    -------------

              Total sales for reportable segments                         $     795,576    $     828,234
              Elimination of intersegment sales                                (154,246)        (177,749)
                                                                          -------------    -------------

                       Consolidated net sales                             $     641,330    $     650,485
                                                                          =============    =============

              Net Loss

              Net loss for reportable segments                            $    (439,059)   $    (934,980)
              Elimination of intersegment losses                                 13,302          134,362
                                                                          -------------    -------------

                                                                          $    (425,757)   $    (800,618)
                                                                          =============    =============


         Total Assets                                                         March 31,      December 31,
         ------------                                                              2002             2001
                                                                          -------------    -------------
              Total assets for reportable segments                        $   3,899,086    $   3,296,098
              Adjustment for intersegment amounts                                29,228          289,388
                                                                          -------------    -------------

                          Consolidated total assets                       $   3,928,314    $   3,585,486
                                                                          =============    =============

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

Results of Operations

         Sales and Cost of Sales

Net sales decreased marginally to $641,330 for the three-month period ended March 31,2002 as compared to $650,485 during the same period in 2001. This increase continues an upward trend started in the fourth quarter of 2001, from lower quarterly sales figures of $420,480 and $279,055 during the second and third quarters of 2001, respectively. Cost of sales decreased by 23%, from $545,478 during the three-month period ended March 31, 2001 to $419,116 during the same period in 2002. Our gross profit margin for the three-month period ended March 31, 2002 was 34.6%, up from 16.1% for same period in 2001. We believe this improvement is a reflection of our efforts to solicit higher margin business and improve inventory control procedures.

         Selling, General and Administrative Expenses

During the three-month period ended March 31, 2002 selling, general and administrative expenses were $520,608, as compared to $660,404 during the same period in 2001, representing a 21.2% decrease. This decrease was primarily attributable to an almost 50% reduction in the size of our workforce.

         Interest Expense

Interest expense for the three months ended March 31, 2002 was $136,880, compared to $245,221 during the same period in 2001. This represents a decrease of $108,341 and is primarily attributable to a decrease in delinquent payroll tax penalties, which were previously recorded as part of interest expense, and to the conversion of certain notes payable and stockholder notes payable in January of 2002 into restricted shares of our common stock.

As a result of the above factors, our overall net loss decreased 46.8% to $425,757 for the three-month period ended March 31, 2002, from $800,618 during the same period in 2001.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses. Our net loss from operations for the year ending December 31, 2001 was $933,084, and our net loss from operations for the three-month period ending March 31, 2002 was $298,394. Our accumulated deficit was $13,080,492 at December 31, 2001 and $13,506,249 at March 31, 2002. Our current liabilities exceeded our current assets by $7,832,259 as of December 31, 2001 and by $4,661,141 as of March 31, 2002. We recorded negative cash flows from operations for the year ended December 31, 2001 and the three-month period ended March 31, 2002 of $288,724 and $677,205, respectively.

         Cash

On March 31, 2002, we had $500 cash on hand, as compared to $499 at December 31, 2001. The amount of checks written in excess of cash in bank decreased from $159,964 at December 31, 2001 to $149,677 at March 31, 2002.

Net cash used in operating activities was $677,205 for the quarter ended March 31, 2002, compared to $54,334 used in operations for the quarter ended March 31, 2001. This significant change was primarily attributable to an increase in trade accounts receivable of $294,611, an increase in inventories of $182,608 and a decrease in accounts payable of $154,281. Off-setting amounts included a non-cash charge of $132,633 for depreciation and an increase in accrued liabilities of $269,008.

Net cash used in investing activities during the quarters ended March 31, 2002 and 2001, consisted of equipment purchases of $1,652 and $1,844, respectively.

Net cash provided by financing activities during the three-month period ended March 31, 2002 was $678,858. Cash proceeds as follows: $500,000 from the issuance of restricted common stock, $235,000 from the issuance of stock upon exercise of stock options, and $200,000 from long-term notes payable. This last amount represents cash advanced by Abacus Ventures, Inc. and added to the amount payable to them. See below under "Liquidity and Financing Arrangements." These amounts were offset by $105,730 in principal payments on long-term notes payable, $140,125 in payments on notes payable to stockholders and a $10,287 decrease in checks written in excess of cash in bank.

Noncash investing and financing activities during the period ended March 31, 2002 consisted of reclassifying $326,195 from notes payable to accounts payable (see below under "Accounts Payable"), the cancellation of $1,250,000 in notes payable to stockholders in exchange for issuance of restricted common stock, the cancellation of $1,499,090 in notes payable in exchange for the issuance of restriced common stock (see below under "Liquidity and Financing Arrangements"), and $225,000 of common stock issued to escrow in settlement of outstanding ligitation. See below under "Legal Proceedings."

         Accounts Receivable

By March 31, 2002 accounts receivable had increased to $663,681, net of an allowance for doubtful accounts of $66,178, from $369,250, net of an allowance for doubtful accounts of $66,316 at December 31, 2001. This significant increase in accounts receivable is reflective of our increase in sales during the first three months of 2002.

         Accounts Payable

Accounts payable were $1,709,795 at March 31, 2002, as compared to $2,141,290 at December 31, 2001. This decrease is primarily attributable to payments to vendors from $500,000 in cash provided by the issuance of restricted common stock in January 2002 and the conversion of $326,195 of accounts payable to notes payable to Abacus Ventures, Inc. During the quarter ended March 31, 2002, Abacus Ventures completed negotiations with several of our vendors, whereby Abacus purchased various past due amounts for goods and services provided by the vendors, as well as capital leases. The total of these obligations was $326,195. We recorded this transaction as a $326,195 increase to the note payable owed to Abacus, pursuant to the terms of our agreement with them.

         Liquidity and Financing Arrangements

We sustained losses from operations of $298,394 and $555,397 for the quarters ended March 31, 2002 and 2001, respectively. We had accumulated deficits of $13,080,492 and $13,506,249 at March 31, 2002 and December 31, 2001,
respectively, and total stockholders' deficits of $3,884,044 and $6,942,377, respectively, as of such dates.

Since February 2000, we have operated without a line of credit. Abacus Ventures, Inc., an entity whose shareholders include the Saliba Private Annuity Trust, one of our major shareholders, purchased our line of credit of $2,792,609, and this amount was converted into a note payable to Abacus bearing an interest rate of 10%. As of December 31, 2001, a total of $2,405,507, plus $380,927 in accrued interest, was owed to Abacus pursuant to this note payable. In January 2002, we entered into agreements to exchange 19,987,853 shares of our common stock for $1,499,090 in principal amount of this debt.

In January 2002, we also issued 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable to various stockholders. In addition, in connection with these shares-for-debt transactions, we issued a further 6,666,667 shares of restricted common stock to the Saliba Private Annuity Trust and the Saliba Living Trust, principals of Abacus Ventures, in exchange for $500,000 cash.

Also, during the quarter ended March 31, 2002, Abacus Ventures completed negotiations with several of our vendors, whereby Abacus purchased various past due amounts for goods and services provided by the vendors, as well as capital leases. The total of these obligations was $326,195. We recorded this transaction as a $326,195 increase to the note payable owed to Abacus, pursuant to the terms of our agreement with them. A further $200,000 was added to this note payable during the quarter ended March 31, 2002 in respect of $200,000 cash advanced to us. We continue to work with vendors in an effort to convert other trade payables into long-term notes and common stock and to cure defaults with lenders with forbearance agreements that we are able to service.

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

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

As of December 31, 2001, we had accrued liabilities in the amount of $2,034,688 for delinquent payroll taxes, including interest estimated at $215,268 and penalties estimated at $242,989. Of this amount, approximately $234,187 was due the State of Utah. Concerning the amount owed the State of Utah, during the first quarter of 2002, we negotiated a payment schedule of $4,000 per month in respect of a total amount owed of $104,241, which includes tax, penalty and interest calculated through the date of our last payment. Approximately $1,197,000 is owed to the Internal Revenue Service. During the first quarter of 2002, we negotiated a payment schedule with respect to this amount, pursuant to which we are currently making monthly payments of $25,000. In addition, we have committed to keeping current on deposits of our federal withholding amounts.

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

Item 2.      Changes in Securities

         Recent Sales of Unregistered Securities

Effective January 14, 2002, we entered into four substantially identical agreements with existing shareholders pursuant to which we issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share for $500,000 in cash and the cancellation of $2,749,090 principal amount of our debt. See above under "Liquidity and Financing Arrangements." In our opinion, the offer and sale of these shares was exempt by virtue of Section 4(2) of the Securities Act and the rules promulgated thereunder.

Item 5.       Other Information

On February 28, 2002, we filed a Form 8-A with the United States Securities & Exchange Commission to register our shares of common stock, par value $0.001, pursuant to section 12(g) of the Securities & Exchange Act of 1934.

On April 11, 2002, the United States Securities & Exchange Commission accepted for filing our application to withdraw our previously-filed registration statement on Form SB-2, SEC File No. 333-64832, with respect to a secondary offering of 52,978,350 shares of common stock .

Item 6.      Exhibits and Reports on Form 8-K

Reports on Form 8-K: The following reports on Form 8-K were filed by us during the three-month period ended March 31, 2002:

          (i) Form 8-K filed March 14, 2002 with respect to a change in our certifying accountant.

          (ii) Form 8-K filed March 19, 2002 with respect to settlement of outstanding litigation and corporate debt.

         Exhibits:         None

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CIRTRAN CORPORATION

Date:   May 21, 2002                     By: /s/  Iehab J. Hawatmeh, President