Form 10KSB/A
period 2000-12-31
CIRTRAN CORP
filed 2002-05-22
CIK 813716

..
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

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

         The registrant hereby files this Annual Report on Form 10-KSB/A to amend Items 1, 3, 6, 7, 9, 11, 12 and 13 of its Annual Report on Form 10-KSB for the year ended December 31, 2000. No other items in the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 are amended. Except as otherwise specifically noted, all information in this Form 10-KSB/A is as of December 31, 2000 and does not reflect any subsequent information or events.

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

Corporate Background

We were incorporated in Nevada in 1987, under the name Vermillion Ventures, Inc., for the purpose of acquiring other operating corporate entities. On March 15, 1988, Vermillion issued 129,000,000 shares of common stock (as then constituted) to acquire all of the outstanding stock of BMC Incorporated. This entity was unsuccessful in its bingo satellite business and was dissolved. In May 2000, Vermillion effected a 3,000-to-1 reverse split of its common stock, reducing the number of issued and outstanding shares to 116,004.

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


                            ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2000, our operating subsidiary, CirTran Corporation (Utah), had accrued liabilities in the amount of $1,316,645 for delinquent payroll taxes, including estimated interest and penalties of $95,604 and $111,004, respectively. Of this amount, approximately $120,000 is due the State of Utah. We have negotiated a payment schedule with respect to this amount, pursuant to which we are making 12 monthly payments of $10,863. Approximately $1,197,000 is owed to the Internal Revenue Service. We are not actively negotiating with the IRS with respect to this amount and, to date, neither we nor the IRS have made any repayment, compromise or settlement proposals concerning this amount. If we are not able to negotiate a repayment plan for the unpaid withholding taxes, the federal government could impose liens on and seize our assets, impose interest and penalties on the amounts due, impose penalties on the persons responsible for seeing to the payment of the taxes, and impose other civil and criminal penalties.

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

          v. A lock up agreement whereby Iehab Hawatmeh, Raed Hawatmeh and Roger Kokozyan agree to not sell their shares of CirTran common stock until June 27, 2002; and

          vi. A participation right whereby Future Electronics is entitled to purchase its pro rata share of any subsequent offering of CirTran's equity securities, subject to certain limitations



                                     PART II
       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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



------------------ -------------- ------------------- ------------------ ----------------------
                       Year             Sales           Cost of Sales         Gross Loss
------------------ -------------- ------------------- ------------------ ----------------------
Electronics            1999             $  7,954,824       $  8,504,509             $(549,685)
Assembly
------------------ -------------- ------------------- ------------------ ----------------------
                       2000                4,645,622          4,972,689              (327,067)
------------------ -------------- ------------------- ------------------ ----------------------
Ethernet               1999                1,905,665          2,008,968              (103,303)
Technology
------------------ -------------- ------------------- ------------------ ----------------------
                       2000                1,727,474          1,819,704               (92,230)
------------------ -------------- ------------------- ------------------ ----------------------




------------------ -------------- ------------------- ------------------ ----------------------
                       Year             Total           Pre-existing              New
                                        Sales             Customers            Customers
------------------ -------------- ------------------- ------------------ ----------------------
Electronics            1999             $  7,954,824      $   6,392,977           $  1,561,847
Assembly
------------------ -------------- ------------------- ------------------ ----------------------
                       2000                4,645,622          4,317,668                327,954
------------------ -------------- ------------------- ------------------ ----------------------
Ethernet               1999                1,905,665          1,488,264                417,401
Technology
------------------ -------------- ------------------- ------------------ ----------------------
                       2000                1,727,474            787,649                939,825
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

Other Income declined from $156,816 in 1999 to $945 in 2000. Due to previously undiscovered accounting errors, the figure for 2000 was adjusted from $71,599 to $945 in the process of restating our audited financial statements in the fall of 2001."

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

During 2000, we were not in compliance with certain covenants relating to our long-term financing. We obtained waivers from the creditors in all cases except one, relating to a note for $85,000, in which our payments are in arrears. Some of our notes are collateralized by our assets. We successfully converted approximately $798,306 in trade payables in 2000 into (i) a cash payment of $83,000, (ii) notes payable of $393,022, and (iii) 352,070 shares of stock
(5,281,050 shares of stock as constituted following our 1:15 forward stock split) valued at $324,284. We continue to work with vendors in an effort to convert other trade payables into long-term notes and common stock and to cure defaults with lenders with forbearance agreements that we are able to service.

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

Employment Agreements

Iehab Hawatmeh entered into an employment agreement with Circuit in 1993 that was assigned to us as part of the reverse acquisition of Circuit in July 2000. This agreement, which is of indefinite term, originally provided provides for a base salary of $60,000 annually for Mr. Hawatmeh, subject to review and adjustment by the board of directors, plus a bonus of 2% of our net profits before taxes, payable quarterly, and any other bonus our board of directors may approve. The agreement also provides that, if Mr. Hawatmeh is terminated without cause, we are obligated to pay him, as a severance payment, an amount equal to five times his then-current annual base compensation, in one lump-sum payment or otherwise, as Mr. Hawatmeh may direct."

Proceeding Involving Iehab and Shaher Hawatmeh

Two of our directors and officers, Iehab Hawatmeh and Shaher Hawatmeh, are currently subject to a criminal proceeding in Third District Court in Salt Lake City, Utah that is unrelated to our business and operations. Messrs. Hawatmeh, along with their parents, were charged with assault and the aggravated kidnapping of their sister and daughter, Muna Hawatmeh, in October 1999. They posted bond, and at preliminary hearing, the magistrate declined to bind over the Hawatmehs on the charge of aggravated kidnapping. Though Iehab and Shaher Hawatmeh have asserted their innocence and believe that they will be acquitted, there can be no assurance that they will not be convicted.
Section 16(a) Filing Compliance

Not applicable.

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


                          Name                                    Common Shares               Percent of Class

Cogent Capital Corp. (1)                                   769,844                       7.33
11444 South 1780 East
Sandy, Utah 84092

Iehab J. Hawatmeh (2)                                      2,072,154                     19.74
4125 South 6000 West
West Valley City, Utah 84128

Raed Hawatmeh                                              1,926,302                     18.35
10989 Bluffside Drive
Studio City, CA 91604

Shaher Hawatmeh (2)                                        223,691                       2.13
4125 South 6000 West
West Valley City, Utah 84128

Roger Kokozyon                                             1,847,708                     17.60
4539 Haskell Avenue
Encion, CA 91436

Saliba Private Annuity Trust (3)                           695,453                       6.8
115 S. Valley Street
Burbank, CA 91505

All Officers and Directors as a Group (2 persons)          2,295,845                     22.0



(1)      The sole shareholder of Cogent Capital Corp. is Gregory L. Kofford.
(2) These persons are all of the named executive officers and directors of the Company.
(3)      The trustee of the Saliba Private Annuity Trust is Mr. Thomas L.
         Saliba.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our principal offices and manufacturing facility from I&R Properties LLC, a Utah limited liability company, at a monthly lease rate of $16,000 under a lease that has a current term expiring in November 2006. We have the option of renewing the lease for two additional 10-year terms. I & R Properties, LLC is owned and controlled by Iehab J. Hawatmeh, an officer, director and principal stockholder, Raed Hawatmeh, a principal stockholder and director, and Shaher Hawatmeh, an officer of CirTran Corporation (Utah), our operating subsidiary.

As of December 31, 2000, Iehab Hawatmeh had loaned a total of $1,020,966 to us. The loan is a demand loan, bears interest at 10% per annum and is unsecured. In addition, as of December 31, 2000, we owed $1,020,966 to stockholders in notes payable, plus interest of $103,305, accrued at 10 percent per annum.

In 1999, Circuit entered into an agreement with Cogent Capital Corp., or "Cogent," a financial consulting firm, whereby Cogent agreed to assist and provide consulting services to Circuit in connection with a possible merger or acquisition. Pursuant to the terms of this agreement, we issued 800,000 (pre-forward split) restricted shares (12,000,000 post-forward split shares) of our common stock to Cogent in July 2000 in connection with our acquisition of the assets and certain liabilities of Circuit. The principal of Cogent was appointed a director of Circuit after entering into the financial consulting agreement and resigned as a director prior to the acquisition of Circuit by Vermillion Ventures, Inc. on July 1, 2000."


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





Salt Lake City, Utah
September 15, 2001


                       CirTran Corporation and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     Assets

                                                                                              2000              1999
                                                                                        ---------------   --------------

                                                                                           (Restated)
CURRENT ASSETS
    Cash and cash equivalents                                                          $      11,068     $        500
    Trade accounts receivable, net of allowance for doubtful
      accounts of $82,502 in 2000 and $360,493 in 1999                                       874,097          973,351
    Inventories, net                                                                       1,755,786        3,056,383
    Other                                                                                     94,176           93,621
                                                                                        ---------------   --------------

           Total current assets                                                            2,735,127        4,123,855

PROPERTY AND EQUIPMENT, AT COST, NET                                                       1,871,076        2,603,022

OTHER ASSETS, NET                                                                             10,587          251,234
                                                                                        ---------------   --------------

                                                                                       $   4,616,790     $  6,978,111
                                                                                        ===============   ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Checks written in excess of cash in bank                                           $       5,491     $     77,656
    Accounts payable                                                                       1,561,752        2,366,187
    Accrued liabilities                                                                    2,339,949          598,786
    Line of credit                                                                                 -        2,792,609
    Notes payable to stockholders                                                          1,020,966        1,035,966
    Current maturities of capital lease obligations                                           39,274          100,920
    Current maturities of long-term obligations                                            3,432,090          475,385
                                                                                        ---------------   --------------

           Total current liabilities                                                       8,399,522        7,447,509

LONG-TERM OBLIGATIONS, less current maturities                                               529,964          726,968

CAPITAL LEASE OBLIGATIONS, less current maturities                                            14,257           82,317

COMMITMENTS                                                                                        -                -

STOCKHOLDERS' DEFICIT
    Common stock, par value $0.001;  Authorized 750,000,000 shares;
      issued and outstanding; 156,301,005 in 2000 and 129,271,560 in 1999                    156,301          129,272
    Additional paid-in capital                                                             5,664,154        4,645,799
    Receivable from stockholders                                                                   -          (86,000)
    Accumulated deficit                                                                  (10,147,408)      (5,967,754)
                                                                                        ---------------   --------------

           Total stockholders' deficit                                                    (4,326,953)      (1,278,683)
                                                                                        ---------------   --------------

                                                                                       $   4,616,790     $  6,978,111
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



                       CirTran Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                          2000              1999
                                                                                    ---------------   --------------
                                                                                       (Restated)

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                                    $   (4,179,654)   $   (3,768,905)
       Adjustments to reconcile net loss to net
         cash used in operating activities
           Depreciation and amortization                                                  961,506         1,080,193
           Loss on disposal of property and equipment                                           -            85,209
           Provision for doubtful trade accounts receivables                               78,978           285,743
           Provision for inventory obsolescence                                            55,963           368,649
           Changes in assets and liabilities
               Trade accounts receivable                                                   20,276           514,333
               Inventories                                                              1,244,634          (132,977)
               Other assets                                                                23,302           129,492
               Accounts payable                                                           (87,129)         (289,282)
               Accrued liabilities                                                      1,741,163           346,686
                                                                                    ---------------   ----------------

                  Total adjustments                                                     4,038,693         2,388,046
                                                                                    ---------------   ----------------
                  Net cash used in
                    operating activities                                                 (140,961)       (1,380,859)
                                                                                    ---------------   ----------------

    Cash flows from investing activities
       Purchase of property and equipment                                                 (12,770)         (453,351)
       Acquisition costs                                                                        -           (47,857)
                                                                                    ---------------   ----------------

                  Net cash used in
                    investing activities                                                  (12,770)         (501,208)
                                                                                    ---------------   ----------------



                       CirTran Corporation and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                             Year ended December 31,


                                                                                             2000           1999
                                                                                        -------------  --------------
                                                                                          (Restated)
    Cash flows from financing activities
       Decrease in checks written in excess of cash in bank                            $     (72,165)       (124,759)
       Payment from stockholders                                                              86,000               -
       Payments on notes payable to stockholders                                             (15,000)      1,035,966
       Proceeds from line of credit                                                                -      11,307,621
       Principal payments on line of credit                                                        -     (12,502,201)
       Principal payments on long-term obligations                                          (825,593)       (291,266)
       Proceeds from long-term obligations                                                   254,663         606,719
       Payments on capital lease obligations                                                (129,706)       (226,987)
       Purchase and retirement of common stock                                               (80,000)        (10,000)
       Proceeds from issuance of common stock                                                946,100       2,085,235
                                                                                        -------------  --------------

                  Net cash provided by
                    financing activities                                                     164,299       1,880,328
                                                                                        -------------  --------------

                  Net increase (decrease) in cash and cash equivalents                        10,568          (1,739)

Cash and cash equivalents at beginning of year                                                   500           2,239
                                                                                        -------------  --------------

Cash and cash equivalents at end of year                                               $      11,068  $          500
                                                                                        =============  ==============

Supplemental disclosure of cash flow information
------------------------------------------------

Cash paid during the year for interest                                                 $     622,266  $      764,486

Noncash investing and financing activities
------------------------------------------

Capital lease obligation incurred for equipment                                                    -          26,954

Common stock retired as payment of receivables from
   stockholders                                                                                    -         225,000

Receivable from stockholders for purchase of stock                                                 -          86,000

Stock issued for debt                                                                        324,284               -

Notes issued for accounts payable                                                            393,022               -

Stock converted to debt                                                                      145,000               -

Conversion of line of credit to note payable                                               2,792,609               -


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

       4.   Cash and cash equivalents
            -------------------------

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

       8.   Checks written in excess of cash in bank
            ----------------------------------------

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

       12.  Fair value of financial instruments
            -----------------------------------

       The carrying value of the Company's cash and cash  equivalents  and trade accounts receivable, approximates their fair values due to their short-term nature. The fair value of certain of the notes payable in default is not determinable.

       13.  Net loss per share
            ------------------

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

       The following is a schedule by year of future minimum lease payments under operating and capital leases, together with the present value of the net lease payments as of December 31, 2000:

                                                     Capital        Operating
     Year ending December 31,                          leases         leases
     ------------------------
                                                     -----------   -------------
         2001                                       $    46,718   $     320,526
         2002                                             8,523         324,713
         2003                                             4,389         329,037
         2004                                             3,657         226,298
         2005                                                 -         191,688
         Thereafter                                           -         175,714
                                                     -----------   -------------
     Future minimum lease payments                       63,287   $   1,567,976
                                                                   =============
     Amounts representing interest                       (9,756)
                                                     -----------
     Present value of net minimum lease payments         53,531
     Less current maturities                             39,274
                                                     -----------

                                                    $    14,257
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

       The Company's net sales by geographic area are as follows:

                                                     2000               1999
                                                --------------    --------------
        United States of America               $   5,921,890     $    8,616,425
        Mexico                                        45,216             29,099
        Canada                                             -             28,527
        Europe/Africa/Middle East                    390,808            789,906
        Asia/Australia                                15,182            396,532
                                                --------------    --------------

                                               $   6,373,096     $    9,860,489
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

NOTE Q - RESTATEMENT

       The financial statements at and for the year ended December 31, 2000 have been restated to reflect corrections to recognize $300,900 reduction in inventory, $45,213 write off of accounts receivable and other assets, and $1,041,653 of additional accounts payable and accrued liabilities. It has been determined that adjustments are necessary to write down inventory purchased for specific customers that does not have alternative use and record accounts payable and accrued liabilities that should have been recognized in 2000. Accordingly, the cost of sales has been increased by $600,669, selling, general and administrative expenses has been increased by $508,485, interest expense has been increased by $207,958, and other income decreased by $70,654 in the consolidated statement of operations for the year ended December 31, 2000. The restatements described above resulted in an additional loss per share of $0.01 for the year ended December 31, 2000




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CIRTRAN CORPORATION


Date:  May 22, 2002                        By: /s/ Iehab J. Hawatmeh, President

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 22, 2002                      /s/ Iehab J. Hawatmeh
                                              Iehab J. Hawatemeh
                                              President, Chief Financial Officer
                                              and Director

Date:  May 22, 2002                      /s/ Raed Hawatmeh
                                              Raed Hawatmeh, Director

Date:  May 22, 2002                      /s/  Trevor Saliba
                                               Trevor Saliba, Director