Form 10QSB/A
period 2001-03-31
CIRTRAN CORP
filed 2002-05-22
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 2

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


                                Yes   X       No
                                   -------      --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


As of May 22, 2001, the number of shares outstanding of the registrant's only class of common stock was 156,301,005.

Transitional Small Business Disclosure Format (check one): Yes ______ No ___X___



                                Table of Contents


         The registrant amends Quarterly Report on Form 10-QSB for the period ended March 31, 2001 to furnish revised financial statements and a revised Management's Discussion and Analysis of Operating Results. Except as otherwise specifically noted, all information in this Form 10-QSB/A is as of March 31, 2001 and does not reflect any subsequent information or events.


                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1     Consolidated Condensed Financial Statements

                  Balance Sheets as of March 31, 2001 (unaudited) and        3
                  December 31, 2000

                  Statements of Operations for the Three Months Ended        4
                  March 31, 2001 (unaudited) and 2000 (unaudited)

                  Statements of Cash Flows for the Three Months ended        5
                  March 31, 2001 (unaudited) and 2000 (unaudited)

                  Notes to Consolidated Condensed Financial Statements       6
                  (unaudited)

Item 2     Managements Discussion and Analysis of Financial Condition and    9
           Results of Operation

PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                                 12

Signatures                                                                  12



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




                       CirTran Corporation and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              Three months ended
                                                                                   March 31,
                                                                     -------------------------------------
                                                                           2001                2000
                                                                     -----------------   -----------------
                                                                         (restated)          (restated)
Net sales                                                           $      650,485      $      728,537

Cost of sales                                                              545,478           1,386,484
                                                                     -----------------   -----------------

           Gross profit (loss)                                             105,007            (657,947)

Selling, general and administrative expenses                               660,404             583,409
                                                                     -----------------   -----------------

           Loss from operations                                           (555,397)         (1,241,356)

Other income (expense)
    Interest expense                                                      (245,221)             (2,247)
    Other, net                                                                   -                 157
                                                                     -----------------   -----------------

                                                                          (245,221)             (2,090)

           Loss before income taxes                                       (800,618)         (1,243,446)

Income tax expense                                                               -                   -
                                                                     -----------------   -----------------

           NET LOSS                                                 $     (800,618)     $   (1,243,446)
                                                                     =================   =================

Net loss per common share
   Basic                                                            $       (0.01)      $       (0.01)
   Diluted                                                                  (0.01)              (0.01)

Weighted-average common and
   diluted common equivalent
   shares outstanding
    Basic                                                              156,301,005         129,469,627
    Diluted                                                            156,301,005         129,469,627


              The  accompanying  notes are an integral part of these statements.



                       CirTran Corporation and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Three months ended March 31,
                                                                                      --------------------------------
                                                                                           2001              2000
                                                                                      --------------   ---------------
                                                                                        (restated)        (restated)

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                                      $     (800,618)  $   (1,243,446)
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities
           Depreciation and amortization                                                    175,243          104,999
           Changes in assets and liabilities
               Trade accounts receivable                                                    329,082          645,383
               Inventories                                                                  (27,382)          98,627
               Other assets                                                                  (8,460)         (26,491)
               Accounts payable                                                             137,032           99,961
               Accrued liabilities                                                          140,769          364,621
                                                                                      --------------   ---------------

                  Total adjustments                                                         746,284        1,287,100
                                                                                      --------------   ---------------

                  Net cash provided by (used in)
                    operating activities                                                    (54,334)          43,654
                                                                                      --------------   ---------------

    Net cash used in investing activities -
       Purchase of property and equipment                                                    (1,844)          (7,553)
                                                                                      --------------   ---------------

    Cash flows from financing activities
       Decrease in receivable from stockholders                                                   -           30,000
       Increase in checks written in excess
         of cash in bank                                                                     72,739           44,407

       Principal payments on long-term obligations                                          (27,429)         (96,705)
       Issuance of common stock                                                                   -          103,000
                                                                                      --------------   ---------------

                  Net cash provided by
                    financing activities                                                     45,310           80,702
                                                                                      --------------   ---------------

                  Net (decrease) increase in cash and
                    cash equivalents                                                        (10,868)         116,803

Cash and cash equivalents at beginning of period                                             11,068              500
                                                                                      --------------   ---------------

Cash and cash equivalents at end of period                                           $          200   $      117,303
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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 2001 and 2000


NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements of CirTran Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 2001, its consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001.

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



                                                            Electronics       Ethernet
                   March 31, 2001                            Assembly        Technology         Total
                   --------------                        --------------   -------------   --------------
        Sales to external customers                      $     381,534    $     268,951   $     650,485
        Intersegment sales                                     177,749                -         177,749
        Segment loss                                           800,618          134,362         934,980
        Segment assets                                       3,581,888          511,986       4,093,874

                 March 31, 2000
        Sales to external customers                      $     537,630    $     190,707   $     728,537
        Intersegment sales                                      56,821                -          56,821
        Segment loss                                         1,243,445           71,003       1,314,448
        Segment assets                                       5,898,535        1,249,051       7,147,586

                                                                           March 31, 2001      March 31,
                          Sales                                                 2001             2000
                          -----                                            --------------   --------------
        Total sales for reportable segments                               $     828,234    $      785,358
        Elimination of intersegment sales                                      (177,749)          (56,821)
                                                                           --------------   --------------

                   Consolidated net sales                                 $     650,485    $      728,537
                                                                           ==============   ==============

                       Net Loss
        Net loss for reportable segments        $    (934,980)   $   (1,314,448)
        Elimination of intersegment losses            134,362            71,002
                                                 --------------   --------------

                   Consolidated net loss        $    (800,618)   $   (1,243,446)
                                                 ==============   ==============

                     Total Assets
        Total assets for reportable segments    $   4,093,874    $    7,147,586
        Elimination of intersegment amounts            45,409          (867,637)
                                                 --------------   --------------

                   Consolidated total assets    $   4,139,283    $    6,279,949
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

       In addition, the financial statements at and for the three months ended March 31, 2001 have been restated to reflect corrections to recognize $220,245 of additional accounts payable and accrued liabilities. Accordingly, the cost of sales has been increased by $85,077 and interest expense has been increased by $135,167 in the consolidated statement of operations for the three months then ended.

       The statement of operations for the three months ended March 31, 2000 has also been restated to correct overstatements in accounts payable. Accordingly, cost of sales has been decreased by $362,621 and other income has been decreased $32,276 in the consolidated statement of operations for the three months then ended. Loss per share did not change as a result of the restatement.

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

Results of Operations

         Sales and Cost of Sales

Net Sales decreased 10.7% to $650,485 for the three-month period ended March 31,2001 as compared to $728,537 during the same period in 2000. The decrease primarily reflects the loss of two major customers, Andrew Corporation and Entrada Networks, Inc. In addition, management has shifted its marketing effort away from high-volume, low-margin orders to lower-volume, higher margin orders, and this change has contributed to a lower sales volume. The results of this shift are partially reflected in lower sales figures, but also in an improved gross profit margin. Cost of sales decreased by 61%, from $1,386,484 during the three-month period ended March 31, 2000 to $545,478 during the same period in 2001. Our gross profit margin improved significantly, increasing from less than 0% for the three-month period ended March 31, 2000 to 16% for the same period in 2001.

         Inventory

Inventory at March 31, 2001 was $1,783,168 as compared to $1,755,786 at December 31, 2000.

         General and Administrative Expenses

During the three-month period ended March 31, 2001 selling, general and administrative expenses were $660,404, as compared to $583,409 during the same period in 2000, representing a 12.8% increase. This increase was primarily attributable to increased legal fees incurred in connection with several debt settlements arranged in the fall of 2000, preparation of our annual report on Form 10-KSB, and the litigation with Entrada Networks.

Interest expense for the three months ended March 31, 2001 was $245,221, compared to $2,247 during the same period in 2000. This represents an increase of $242,974 and is primarily attributable the restructuring during the last calendar quarter of 2000 of accounts payable to installment obligations bearing interest.

As a result of the above factors, and primarily due to the significant decrease in cost of sales between the two periods, our overall net loss decreased 36% to $800,618 for the three-month period ended March 31, 2001, from $1,243,446 during the same period in 2000.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $10,147,408 at December 31, 2000 and $10,948,026 at March 31, 2001. Our current liabilities exceeded our current assets by $5,664,395 as of December 31, 2000 and $6,304,043 as of March 31, 2001.

         Cash

At December 31, 2000, we had $11,068 cash on hand. By March 31, 2001, our cash on hand was $200, a decrease of $10,868. We also increased checks written in excess of cash in bank by $72,739 from $5,491 at December 31, 2000 to $78,230 at March 31, 2001.

Net cash used in operating activities was $54,334 for the quarter ended March 31, 2001, compared to $43,654 provided by operations for the quarter ended March 31, 2000. During the three-month period ended March 31, 2001, net cash used in operations was primarily attributable to $800,618 in net losses from operations, partially offset by non-cash charges, increases in accrued liabilities of $140,769 and in accounts payable of $137,032, and a decrease in accounts receivable of 329,082. The non-cash charges include depreciation and amortization of $175,243. The net cash of $43,654 provided from operations for the quarter ended March 31, 2000 was attributable to the operating loss of $1,243,446 being offset by an approximate decreases of $645,000 in accounts receivable and $99,000 in inventories, and an increase of approximately $465,000 in accounts payable and accrued liabilities.

Net cash used in investing activities during the quarters ended March 31, 2001 and 2000, consisted of equipment purchases of $1,844 and $7,533, respectively.

Net cash provided by financing activities during the three-month period ended March 31, 2001 was $45,310, representing the balance of $72,739 provided by checks written in excess of cash in bank, less approximately $27,429 used for principal payments on long-term obligations.

         Accounts Receivable

By March 31, 2001, accounts receivable had decreased from $874,097, net of an allowance for doubtful accounts of $82,500, at December 31, 2001, to $545,015, net of an allowance for doubtful accounts of approximately $66,000. This significant decrease in accounts receivable is reflective of our decrease in sales during the first three months of 2001, as well as our efforts to improve the aging and quality of our current receivables.

         Accounts Payable

Accounts payable were approximately $1,699,000 at March 31, 2001 as compared to $1,562,000 at December 31, 2000. This increase is primarily attributable to additional credit purchases of inventory and a lack of available cash to pay vendors as invoices became due.

         Liquidity and Financing Arrangements

We sustained losses from operations of approximately $801,000 and $1,243,000 for the quarters ended March 31, 2001 and 2000, respectively. We had accumulated deficits of $10,948,026 and $10,147,408 at March 31, 2001 and December 31, 2000,
respectively, and total stockholders' deficits of $5,127,571 and $4,326,953 as of such dates.

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