Form 10QSB/A
period 2001-06-30
CIRTRAN CORP
filed 2002-05-22
CIK 813716

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

                                Yes _X_ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


As of July 31, 2001, the number of shares outstanding of the registrant's only class of common stock was 156,301,005.

Transitional Small Business Disclosure Format (check one):   Yes ____ No __X__

                                Table of Contents

The registrant amends Quarterly Report on Form 10-QSB for the period ended June 30, 2001 to furnish revised financial statements and a revised Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as otherwise specifically noted, all information in this Form 10-QSB/A is as of June 30, 2001 and does not reflect any subsequent information or events.

PART I - FINANCIAL INFORMATION                                              Page

Item 1   Consolidated Condensed Financial Statements

             Balance Sheets as of June 30, 2001 (unaudited) and                3
             December 31, 2000

             Statements of Operations (unaudited) for the Three Months         4
             ended June 30, 2001 and 2000 and for the Six Months ended June 30, 2001 and 2000

             Statements of Cash Flows (unaudited) for the Six Months ended     5
             June 30, 2001 and 2000

             Notes to Consolidated Condensed Financial Statements              6
             (unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition and     9
           Results of Operations

PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                                   13

Signatures                                                                    13

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

                       CirTran Corporation and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six months ended June 30,
                                                                        ------------------------------
                                                                             2001            2000
                                                                        --------------  --------------
                                                                          (restated)      (restated)
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                        $   (1,608,192) $   (1,182,783)
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities
           Depreciation and amortization                                      234,065         336,999
           Provision for loss on trade receivables                             29,101               -
           Reserve for inventory obsolescence                                       -          78,000
           Changes in assets and liabilities
               Trade accounts receivable                                      350,815             664
               Inventories                                                     37,614        (267,528)
               Other assets                                                    (7,445)         (5,693)
               Accounts payable                                               344,857        (254,082)
               Accrued liabilities                                            648,346         583,057
                                                                        --------------  --------------
                  Total adjustments                                         1,637,353         471,417
                                                                        --------------  --------------
                  Net cash provided by (used in)
                    operating activities                                       29,161        (711,366)
                                                                        --------------  --------------
    Net cash used in investing activities -
       Purchase of property and equipment                                      (1,844)         (7,553)
                                                                        --------------  --------------
    Cash flows from financing activities
       Decrease in receivable from stockholders                                     -          30,000
       Increase (decrease) in checks written in excess
         of cash in bank                                                       67,965          (8,844)

       Principal payments on long-term obligations                           (103,923)       (167,082)
       Principal payments on capital leases                                    (2,000)         (1,555)
       Purchase of outstanding stock                                                -         (80,000)
       Issuance of common stock                                                     -         946,100
                                                                        --------------  --------------
                  Net cash (used in) provided by financing activities         (37,958)        718,619
                                                                        --------------  --------------
                  Net decrease in cash and cash equivalents                   (10,641)           (300)
Cash and cash equivalents at beginning of period                               11,068             500
                                                                        --------------  --------------
Cash and cash equivalents at end of period                             $          427  $          200
                                                                        ==============  ==============

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for
    Interest                                                           $       35,572  $      308,317
Noncash investing and financing activities
-=----------------------------------------
Conversion of line of credit to note payable                                               $2,792,609


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

                                                   Electronics     Ethernet
              Three Months ended June 30, 2001      Assembly      Technology         Total
              --------------------------------   -------------- -------------   --------------
        Sales to external customers              $    305,989    $   114,491    $    420,480
        Intersegment sales                             85,083              -          85,083
        Segment income (loss)                        (807,574)      (126,345)       (933,919)
        Segment assets                              3,581,888        511,986       4,093,874

              Three Months ended June 30, 2000
              --------------------------------
        Sales to external customers              $  1,271,055    $   680,646    $  1,951,701
        Intersegment sales                            375,306              -         375,306
        Segment earnings (loss)                        60,662       (336,940)        276,278
        Segment assets                              5,898,535      1,249,051       7,147,586

                      Net Sales                    June 30, 2001   June 30, 2000
                      ---------                    -------------- --------------
        Total sales for reportable segments         $   505,563    $  2,326,807
        Elimination of intersegment sales               (85,083)        375,306
                                                   -------------- --------------
                   Consolidated net sales           $   420,480    $  1,951,501
                                                   ============== ==============

                 Net Earnings (Loss)
                 -------------------
        Net loss for reportable segments            $  (665,195)   $   (276,278)
        Elimination of intersegment amounts            (142,379)        336,941
                                                   -------------- --------------
                   Consolidated net earnings (loss) $  (807,574)   $     60,663
                                                   ============== ==============


                                                    Electronics       Ethernet
               Six Months ended June 30, 2001        Assembly        Technology         Total
               ------------------------------     --------------   -------------   --------------
        Sales to external customers              $     687,523    $     383,442   $   1,070,965
        Intersegment sales                             262,832                -         262,832
        Segment income (loss)                       (1,608,192)           8,017      (1,600,175)
        Segment assets                               3,294,486          476,454       3,770,940

               Six Months ended June 30, 2000
               ------------------------------
        Sales to external customers              $   1,808,685    $     871,353   $   2,680,038
        Intersegment sales                             432,127                -         432,127
        Segment loss                                (1,182,783)        (407,943)     (1,590,726)
        Segment assets                               6,667,740        1,250,655       7,918,395

                      Net Sales                   June 30, 2001    June 30, 2000
                      ---------                  --------------   --------------
        Total sales for reportable segments     $   1,333,797    $    3,112,165
        Elimination of intersegment sales            (262,832)         (432,127)
                                                 --------------   --------------
                   Consolidated net sales       $   1,070,965    $    2,680,038
                                                 ==============   ==============

                       Net Loss
                       --------
        Net loss for reportable segments        $  (1,600,175)   $   (1,590,726)
        Elimination of intersegment amounts            (8,017)          407,943
                                                 --------------   --------------
                   Consolidated net loss        $  (1,608,192)   $   (1,182,783)
                                                 ==============   ==============

                                                             June 30,
                                                 -------------------------------
                                                      2001              2000
                                                 --------------   --------------
                     Total Assets
                     ------------
        Total assets for reportable segments    $   3,770,940    $    7,918,395
        Elimination of intersegment amounts           192,903          (747,300)
                                                 --------------   --------------
                   Consolidated total assets    $   3,963,843    $    7,171,095
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

       The statement of operations for the six months ended June 30, 2000 has also been restated to correct overstatements in accounts payable. Accordingly, cost of sales has been decreased by $328,172 and other income has been decreased $67,260 in the consolidated statement of operations for the six months then ended. Earnings or loss per share did not change as a result of the restatement.

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

Results of Operations
---------------------

         Net Sales and Cost of Sales

Net sales for the three months ended June 30, 2001 decreased by 78.4% to $420,480 compared to $1,951,501 for the three months ended June 30, 2000. Net sales decreased 60% to $1,070,965 for the six-month period ended June 30,2001 as compared to $2,680,038 during the same period in 2000. The decreases primarily reflect the loss of a major customer, Entrada Networks, Inc. In addition, management has shifted its marketing effort away from high-volume, low-margin orders to lower-volume, higher margin orders, and this change has contributed to a lower sales volume. The results of this shift are partially reflected in lower sales figures, but also in an improved gross profit margin. Cost of sales decreased by 61%, from $2,183,107 during the six-month period ended June 30, 2000 to $851,251 during the same period in 2001. Our gross profit margin improved marginally, increasing from 18.5% for the six-month period ended June 30, 2000 to 20.5% for the same period in 2001.

In June 2001, our wholly-owned subsidiary, Racore Technology Corporation, received a $225,000 order for specially-designed Ethernet cards for a Federal law enforcement agency. Racore believes that these particular cards will have application in any industry where security from computer hackers is a major concern and that this new product could potentially generate significant new sales for Racore, though there can be no assurance in this regard.

         Selling, General and Administrative Expenses

During the three-month period ended June 30, 2001, selling, general and administrative expenses were $628,095, as compared to $788,388 during the same period in 2000, a decrease of 20%. During the six-month period ended June 30, 2001 selling, general and administrative expenses were $1,288,499, as compared to $1,371,797 during the same period in 2000, representing a 6.1% decrease. Due to the decline in sales, however, selling, general and administrative expenses as a percentage of sales increased during the six-month period ended June 30, 2001 to 120.3%, as compared to 51.2% during the same period in 2000.

         Interest Expense

Interest expense for the three months ended June 30, 2001 was $ 298,286, as compared to $306,070 for the same three-month period in 2000, a marginal decrease. Interest expense for the six months ended June 30, 2001 was $543,507, compared to $308,317 during the same period in 2000. This represents an increase of $235,190, or 76.3%, and is reflective of our significant debt load.

As a result of the above factors, and primarily due to the significant decrease in sales between the two periods, our overall net loss increased 36.0% to $1,608,192 for the six-month period ended June 30, 2001, from $1,182,783 during the same period in 2000. The overall net loss for the three-month period ended June 30, 2001 was $807,574, as compared to a profit of $60,663 for the same three-month period in 2000.

Liquidity and Capital Resources
-------------------------------

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

Forward-looking statements
--------------------------

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