Form 10QSB/A
period 2001-09-30
CIRTRAN CORP
filed 2002-05-22
CIK 813716

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

                                Yes _X_  No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


As of October 31, 2001, the number of shares outstanding of the registrant's only class of common stock was 158,926,005.

Transitional Small Business Disclosure Format (check one):   Yes _____ No __X__

                                Table of Contents

The registrant amends Quarterly Report on Form 10-QSB for the period ended September 30, 2001 to furnish revised financial statements and a revised Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as otherwise specifically noted, all information in this Form 10-QSB/A is as of September 30, 2001 and does not reflect any subsequent information or events.

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1   Consolidated Condensed Financial Statements

            Balance Sheets as of September 30, 2001 (unaudited) and            3
            December 31, 2000

            Statements of Operations (unaudited) for the Three Months          4
            ended September 30, 2001 and 2000 and for the Nine Months ended September 30, 2001 and 2000

            Statements of Cash Flows (unaudited) for the Nine Months           5
            ended September 30, 2001 and 2000

            Notes to Consolidated Condensed Financial Statements               6
            (unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition and    10
           Results of Operations

PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                                   13

Signatures                                                                    14

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

                       CirTran Corporation and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three months ended                    Nine months ended
                                                         September 30,                        September 30,
                                             -------------------------------------  ----------------------------------
                                                    2001               2000               2001              2000
                                             ------------------  -----------------  ----------------   ---------------
                                                                     (restated)                           (restated)
Net sales                                   $      279,055      $    2,501,970     $    1,350,020     $    5,182,008

Cost of sales                                      308,262           2,105,493          1,159,513          4,288,600
                                             ------------------  -----------------  ----------------   ---------------

           Gross profit                            (29,207)            396,477            191,507            893,408

Selling, general and administrative expenses       584,878             698,231          1,873,377          2,070,028
                                             ------------------  -----------------  ----------------   ---------------

           Income (loss) from operations          (614,085)           (301,754)        (1,682,870)        (1,176,620)
                                             ------------------  -----------------  ----------------   ---------------

Other income (expense)
    Interest expense                              (124,452)            (18,220)          (667,959)          (326,537)
    Other, net                                     195,025              70,918            199,125             71,318
                                             ------------------  -----------------  ----------------   ---------------
                                                    70,573              52,698           (468,834)          (255,219)
                                             ------------------  -----------------  ----------------   ---------------

           Income (loss) before income taxes      (543,512)           (249,056)        (2,151,704)        (1,431,839)

Income tax expense                                       -                   -                  -                  -
                                             ------------------  -----------------  ----------------   ---------------

           NET LOSS                         $     (543,512)     $     (249,056)    $   (2,151,704)    $   (1,431,839)
                                             ==================  =================  ================   ===============

Net loss per common share
   Basic                                    $        (0.00)     $        (0.00)    $        (0.01)    $        (0.01)
   Diluted                                           (0.00)              (0.00)             (0.01)             (0.01)

Weighted-average common and
   diluted common equivalent
   shares outstanding
    Basic                                      157,947,744         152,153,505        156,855,950        138,893,986
    Diluted                                    157,947,744         152,153,505        156,855,950        138,893,986


        The accompanying notes are an integral part of these statements.

                       CirTran Corporation and Subsidiary

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                   Nine months ended
                                                                                     September 30,
                                                                            -------------------------------
                                                                                 2001             2000
                                                                            --------------  ---------------
                                                                                               (restated)
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                             $  (2,151,704)   $ (1,431,839)
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities
           Depreciation and amortization                                          374,791         580,909
           Provision for loss on trade receivables                                 31,399          15,028
           Reserve for inventory obsolescence                                           -          78,000
           Issuance of common stock options for prepaid commission                200,000               -
           Changes in assets and liabilities
               Trade accounts receivable                                          458,496        (967,443)
               Inventories                                                        (16,936)        (31,013)
               Other assets                                                      (198,502)       (239,545)
               Accounts payable                                                   397,240         674,937
               Accrued liabilities                                                771,738         912,335
                                                                            --------------  ---------------
                  Total adjustments                                             2,018,226       1,023,208
                                                                            --------------  ---------------
                  Net cash used in operating activities                          (133,478)       (408,631)
                                                                            --------------  ---------------
    Net cash used in investing activities -
       Purchase of property and equipment                                          (1,844)        (11,227)
                                                                            --------------  ---------------
    Cash flows from financing activities
       Decrease in receivable from stockholders                                         -          86,000
       Increase (decrease) in checks written in excess of cash in bank            134,841         (77,656)
       Proceeds from loans to stockholders                                        305,625               -
       Principal payments on long-term obligations                               (311,462)       (355,281)
       Principal payments on capital leases                                        (4,550)        (59,555)
       Purchase of outstanding stock                                                    -         (80,000)
       Issuance of common stock                                                         -         946,100
                                                                            --------------  ---------------
                  Net cash provided by financing activities                       124,454         459,608
                                                                            --------------  ---------------
                  Net decrease in cash and cash equivalents                       (10,868)         39,750
Cash and cash equivalents at beginning of period                                   11,068             500
                                                                            --------------  ---------------
Cash and cash equivalents at end of period                                   $        200    $     40,250
                                                                            ==============  ===============
Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid during the period for
    Interest                                                                 $     53,013    $    326,537

Noncash investing and financing activities
------------------------------------------

Conversion of line of credit to note payable                                                    2,792,609
--------------------------------------------

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

                                                 Electronics     Ethernet
         Three Months ended September 30, 2001    Assembly      Technology       Total
         ------------------------------------- -------------- -------------  -------------
        Sales from external customers           $   220,772    $    58,283   $   279,055
        Intersegment sales                            9,106              -         9,106
        Segment loss                               (543,512)      (479,714)   (1,023,226)
        Segment assets                            3,250,289        410,776     3,661,065

         Three Months ended September 30, 2000
         -------------------------------------
        Sales from external customers           $ 2,099,908    $   402,062   $ 2,501,970
        Intersegment sales                          236,169              -       236,169
        Segment earnings (loss)                    (167,589)      (105,456)     (273,045)
        Segment assets                            6,801,741      1,193,165     7,994,906

                      Net Sales                     September 30,  September 30,
                      ---------                         2001            2000
                                                   -------------- --------------
        Total sales for reportable segments         $   288,161    $  2,738,139
        Elimination of intersegment sales                (9,106)       (236,169)
                                                   -------------- --------------

                   Consolidated net sales           $   279,055    $  2,501,970
                                                   ============== ==============

                 Net Earnings (Loss)
                 -------------------
        Net loss for reportable segments            $(1,023,226)   $   (273,045)
        Elimination of intersegment amounts             479,714         105,456
                                                   -------------- --------------

                   Consolidated net earnings (loss) $  (543,512)   $   (167,589)
                                                   ============== ==============


                                               Electronics     Ethernet
        Nine Months ended September 30, 2001    Assembly      Technology       Total
        ------------------------------------  ------------- -------------  -------------
        Sales from external customers         $   908,295    $   441,725   $ 1,350,020
        Intersegment sales                        271,938              -       271,938
        Segment income (loss)                  (2,151,704)      (471,697)   (2,623,401)
        Segment assets                          3,250,289        410,776     3,661,065

         Nine Months ended June 30, 2000
         -------------------------------
        Sales from external customers         $ 3,908,593    $ 1,273,415   $ 5,182,008
        Intersegment sales                        668,296              -       668,296
        Segment loss                           (1,431,839)      (654,064)   (2,085,903)
        Segment assets                          6,801,741      1,193,165     7,994,906

                      Net Sales                  September 30,    September 30,
                      ---------                       2001              2000
                                                 --------------   --------------
        Total sales for reportable segments     $   1,621,958    $    5,850,304
        Elimination of intersegment sales            (271,938)         (668,296)
                                                 --------------   --------------

                   Consolidated net sales       $   1,350,020    $    5,182,008
                                                 ==============   ==============

                       Net Loss
                       --------
        Net loss for reportable segments        $  (2,623,401)   $   (2,085,903)
        Elimination of intersegment amounts           471,697           654,064
                                                 --------------   --------------

                   Consolidated net loss        $  (2,151,704)   $   (1,431,839)
                                                 ==============   ==============

                                                          September 30,
                                                -------------------------------
                                                     2001              2000
                                                --------------   --------------
                     Total Assets
                     ------------
        Total assets for reportable segments   $   3,661,065    $    7,994,906
        Elimination of intersegment amounts          297,453          (401,753)
                                                --------------   --------------

                   Consolidated total assets   $   3,958,518    $    7,593,153
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

       The statement of operations for the nine months ended September 30, 2000 has also been restated to correct understatements in accounts payable. Accordingly, cost of sales has been increased by $81,467 in the consolidated statement of operations for the nine months then ended. Earnings or loss per share did not change as a result of the restatement.

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

Overview
--------

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

Results of Operations
---------------------

         Net Sales and Cost of Sales

Net sales for the three months ended September 30, 2001 decreased by 88.8% to $279,055 compared to $2,501,970 for the three months ended September 30, 2000. Net sales decreased 73.9% to $1,350,020 for the nine-month period ended September 30,2001 as compared to $5,182,008 during the same period in 2000. The decreases primarily reflect the loss of a major customer, Entrada Networks, Inc. In addition, management has shifted its marketing effort away from high-volume, low-margin orders to lower-volume, higher margin orders, and this change has contributed to a lower sales volume. Sales have also been affected by the Company's lack of financial resources to maintain or increase its sales and marketing efforts. Cost of sales decreased by 85.4%, from $2,105,493 during the three-month period ended September 30, 2000 to $308,262 during the same period in 2001. Our gross profit margin decreased from 15.9% for the three-month period ended September 30, 2000 to 10.5% for the same period in 2001. Cost of sales decreased by 73%, from $4,288,600 during the nine-month period ended September 30, 2000 to $1,159,514 during the same period in 2001. Our gross profit margin decreased marginally, decreasing from 17.2% for the nine-month period ended September 30, 2000 to 14.1% for the same period in 2001.

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