Form 10QSB
period 2002-06-30
CIRTRAN CORP
filed 2002-09-03
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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


                                Yes   X    No
                                    -----     -------


         The number of shares outstanding of the registrant's common stock as of August 15, 2002: 209,272,191.


         Transitional Small Business Disclosure Format (check one): Yes ________ No ____X____ -

                               Table of Contents


                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

              Balance Sheets as of June 30, 2002 (unaudited) and               3
              December 31, 2000

              Statements of Operations for the Six Months ended                4
              June 30, 2002 (unaudited) and 2001 (unaudited)

              Statements of Cash Flows for the Six Months ended                5
              June 30, 2002 (unaudited) and 2001 (unaudited)

              Notes to Condensed Consolidated Financial Statements             7
              (unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                               11

PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                                  15

Item 2     Changes in Securities                                              16

Item 5     Other Information                                                  16

Item 6     Exhibits and Reports on Form 8-K                                   16

     Signatures                                                               17



                          PART I. FINANCIAL INFORMATION

                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                                   June 30,                  December 31,
                                                                              -------------------         -------------------
                                                                                     2002                        2001
                                                                              -------------------         -------------------

                                                           ASSETS
Current assets
     Cash and cash equivalents                                                          $    500                    $    499
     Trade accounts receivable, net of allowance for doubtful accounts accounts of $32,317 at June 30, 2002 and $66,316 at
        December 31, 2001                                                                843,733                     369,250
     Inventories                                                                       1,749,823                   1,773,888
     Other                                                                               100,561                      97,037
                                                                              -------------------         -------------------
          Total current assets                                                         2,694,617                   2,240,674

Property and equipment, at cost, net                                                   1,079,444                   1,333,925

Other assets, net                                                                         35,364                      10,887
                                                                              -------------------         -------------------
Total Assets                                                                         $ 3,809,425                 $ 3,585,486
                                                                              ===================         ===================


                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Checks written in excess of cash in bank                                         $  128,340                  $  159,964
     Accounts payable                                                                  1,799,507                   2,141,290
     Accrued liabilities                                                               3,149,756                   3,071,191
     Notes payable to stockholders                                                             -                   1,390,125
     Current maturities of capital lease obligations                                           -                      41,206
     Current maturities of long-term notes payable                                     2,702,958                   3,269,157
                                                                              -------------------         -------------------
          Total current liabilities                                                    7,780,561                  10,072,933
                                                                              -------------------         -------------------

Long-Term Liabilities
     Long-term notes payable, less current maturities                                    212,456                     447,155
     Capital lease obligations, less current maturities                                        -                       7,775
                                                                              -------------------         -------------------
          Total long-term liabilities                                                    212,456                     454,930
                                                                              -------------------         -------------------

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001;  authorized  750,000,000 shares; issued and outstanding 209,272,191 at June 30, 2002 before 3,000,000 shares held in treasury at no cost, and
        160,951,005 at December 31, 2001                                                 209,272                     160,951
     Additional paid-in capital                                                        9,412,933                   5,977,164
     Accumulated deficit                                                             (13,805,797)                (13,080,492)
                                                                              -------------------         -------------------
          Total Stockholders' Deficit                                                 (4,183,592)                 (6,942,377)
                                                                              -------------------         -------------------
Total Liabilities and Stockholders' Deficit                                          $ 3,809,425                 $ 3,585,486
                                                                              ===================         ===================



See accompanying notes to unaudited condensed consolidated financial statements.



                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                     For the Three Months Ended,        For the Six Months Ended,
                                                              June 30,                           June 30,
                                                  ---------------------------------- ---------------------------------
                                                           2002             2001             2002             2001
                                                  ---------------------------------- ---------------------------------

Net Sales                                                $ 972,018        $ 420,480       $1,613,348       $1,070,965

Cost of Sales                                              957,395          305,773        1,376,511          851,251
                                                  ---------------------------------- ---------------------------------

      Gross Profit                                          14,623          114,707          236,837          219,714

Selling, general and administrative expenses               362,982          628,095          883,590        1,288,499
                                                  ---------------------------------- ---------------------------------

      Loss From Operations                               (348,359)         (513,388)        (646,753)      (1,068,785)
                                                  ---------------------------------- ---------------------------------

Other income (expense)
   Interest                                              (103,864)         (298,286)        (240,744)        (543,507)
   Other, net                                              152,675            4,100          162,192            4,100
                                                  ---------------------------------- ---------------------------------
                                                            48,811         (294,186)         (78,552)        (539,407)
                                                  ---------------------------------- ---------------------------------

      Net Loss                                          $ (299,548)      $ (807,574)      $ (725,305)    $ (1,608,192)
                                                  ================================== =================================

Basic and diluted loss per common share                 $  (0.00)        $  (0.01)        $   (0.00)     $      (0.01)
                                                  ================================== =================================
Basic and diluted weighted-average
   common shares outstanding                           209,272,191      156,301,005      205,948,269      156,301,005
                                                  ================================== =================================

           See accompanying notes to unaudited condensed consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  For the Six Months Ended,
                                                                                           June 30,
                                                                            ---------------------------------------
                                                                                   2002               2001
                                                                            ---------------------------------------


Cash flows from operating activities
   Net loss                                                                        $  (725,305)      $ (1,608,192)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                                 256,133            234,065
         Provision for loss on trade receivables                                          (138)            29,101
         Settlement of litigation                                                      (25,000)                 -
         Payments made on behalf of the Company
           as a settlement of a sublease agreement                                    (152,500)
   Changes in assets and liabilities:
         Trade accounts receivable                                                    (474,345)           350,815
         Inventories                                                                    24,065             37,614
         Other assets                                                                  (21,001)            (7,445)
         Accounts payable                                                              (45,501)           344,857
         Accrued liabilities                                                            244,940           648,346
                                                                            ---------------------------------------

         Total adjustments                                                            (193,347)         1,637,353
                                                                            ---------------------------------------

      Net cash used in operating activities                                           (918,652)            29,161
                                                                            ---------------------------------------

Cash flows from investing activities
   Purchase of property and equipment                                                   (1,652)            (1,844)
                                                                            ---------------------------------------

      Net cash used in investing activities                                             (1,652)            (1,844)
                                                                            ---------------------------------------

Cash flows from financing activities
   Increase (decrease) in checks written in excess of cash in bank                     (31,624)            67,965
   Payments on notes payable to stockholders                                          (140,125)                 -
   Principal payments on long-term notes payable                                      (297,946)          (103,923)
   Principal payments on capital leases                                                                    (2,000)
   Proceeds from long-term notes payable                                               655,000                  -
   Proceeds from exercise of options to purchase common stock                          235,000                  -
   Proceeds from issuance of common stock                                              500,000                  -
                                                                            ---------------------------------------

      Net cash provided by financing activities                                        920,305            (37,958)
                                                                            ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                         1            (10,641)

Cash and cash equivalents at beginning of period                                           499             11,068
                                                                            ---------------------------------------

Cash and cash equivalents at end of period                                         $       500          $     427
                                                                            =======================================


           See accompanying notes to unaudited condensed consolidated financial statements.



                                        CIRTRAN CORPORATION AND SUBSIDIARY
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   (CONTINUED)
                                                                                  For the Six Months Ended,
                                                                                           June 30,
                                                                            ---------------------------------------
                                                                                   2002               2001
                                                                            ---------------------------------------
Supplemental disclosure of cash flow information

Cash paid for interest                                                             $   112,905        $    35,572

Noncash investing and financing activities

Notes payable issued for accounts payable                                          $   345,263        $         -
Common stock issued for notes payable to stockholders                                1,250,000                  -
Common stock issued for notes payable                                                1,499,090                  -
Legal fees to be paid on behalf of lender                                              120,000                  -


           See accompanying notes to unaudited condensed consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2001 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained net losses of $725,305 and $2,933,084 for the six months ended June 30, 2002 and the year ended December 31, 2001, respectively. As of June 30, 2002 and December 31, 2001, the Company had an accumulated deficit of $13,805,797 and $13,080,492, respectively and a total stockholders' deficit of $4,183,592 and $6,942,377, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $918,652 and $288,724 for the six months ended June 30, 2002 and the year ended December 31, 2001, respectively.

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

Abacus Ventures, Inc. (Abacus) purchased the Company's line of credit from the lender. During the six months ended June 30, 2002, the Company has entered into an agreement whereby the Company has exchanged common stock, issued to certain principles of Abacus, for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. The Company intends to continue to pursue this type of debt conversion going forward

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

with other creditors. The Company has initiated new credit arrangements for smaller dollar amounts with certain vendors and will pursue a new line of credit after negotiations with certain vendors are complete. If successful, these plans may add significant equity to the Company. There is no assurance that these transactions will occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable --The Company paid cash and issued stock as a settlement of the principal amounts due on two separate notes payable to stockholders. The principal balance due to stockholders was paid in full as of June 30, 2002 and was $1,390,125 at December 31, 2001. Interest associated with amounts due to stockholders was accrued at 10 percent. Unpaid accrued interest was $210,734 and $205,402 at June 30, 2002 and December 31, 2001, respectively, and is included in accrued liabilities. These notes are due on demand.

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

Effective January 18, 2002, the Company entered into a settlement agreement which required the Company to pay the plaintiff the sum of $250,000. Of this amount, $25,000 was paid upon execution of the settlement, and the balance, together with interest at 8% per annum, was payable by August 18, 2002. As security for payment of the balance, the Company executed and delivered to the plaintiff a Confession of Judgment and also issued 3,000,000 shares of common stock, which are currently held in escrow and have been treated as treasury stock recorded at no cost. Because seventy-five percent (75%) of the balance had not been paid by May 18, 2002, the Company was required to prepare and file with the Securities & Exchange Commission, at its own expense, a registration statement with respect to the escrowed shares. Because, by July 18, 2002, the remaining balance had not been paid, a registration statement with respect to the escrowed shares had not been declared effective, and the Company did not replace the escrowed shares with registered free-trading shares as per the terms of the settlement agreement, the plaintiff is entitled to file the Confession of Judgment and proceed with execution thereon. The Company is currently negotiating with the plaintiff to settle this obligation without the release of the shares held in escrow.

In connection with a sublease agreement of these facilities, the Company received a settlement in the amount of $152,500, which has been recorded as other income. The Company did not receive cash from this settlement, but certain obligations of the Company were paid directly. $109,125 of the principal balance of the note related to the settlement mentioned above was paid. Also, $7,000 was paid to the Company's legal counsel. The remaining $36,375 was paid to the above-mentioned plaintiff as a settlement of rent expense.


                       CIRTRAN CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Litigation - In December 1999, a vendor of the Company filed a lawsuit that alleges breach of contract and seeks payment in the amount of approximately $213,000 of punitive damages from the Company related to the Company's non-payment for materials provided by the vendor. The Company denies all substantive allegations made by the vendor and intends to vigorously contest the case.

The Company is the defendant in numerous legal actions primarily resulting from nonpayment of vendor invoices for goods and services received. The Company has accrued the payables and is currently in the process of negotiating settlements with these vendors.

Registration Rights - In connection with the conversion of certain debt to equity, the Company has granted the holders of 5,281,050 shares of common stock the right to include 50% of the common stock of the holders in any registration of common stock of the Company, under the Securities Act for offer to sell to the public (subject to certain exceptions). The Company has also agreed to keep any filed registration statement effective for a period of 180 days at its own expense.

NOTE 5 - NOTES PAYABLE

During  the  six  months  ended  June  30,  2002,   Abacus  Ventures   completed
negotiations with several vendors of the Company, whereby Abacus purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $345,263. As a partial payment of the amount owed, the Company has agreed to pay certain legal fees of Abacus that were incurred as part of the negotiations with the vendors. The Company has recorded this transaction as a $345,263 non-cash increase and a $120,000 non-cash payment to the note payable owed to Abacus, pursuant to the terms of the Abacus agreement.

Additionally, the Company entered into a bridge loan agreement with Abacus Ventures. This agreement allows the Company to request funds from Abacus to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. The principal balance cannot exceed $600,000 at any point in time. During the six months ended June 30, 2002, the Company was advanced $655,000 and made cash payments of $156,258 for an outstanding balance on the bridge loan of $498,742. The total principal amount owed to Abacus Ventures between the note payable and the bridge loan was $1,547,397 as of June 30, 2002.

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

Employee Grants - During March 2002, the Company granted options to purchase 5,000,000 shares of common stock to certain employees of the Company pursuant to the 2001 Plan. These options vested on the date of grant. The related exercise price for the options was $0.045 to $0.05 per share, the fair value of the Company's common stock on the date of grant. The options are exercisable through September 2006.

                       CIRTRAN CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The employees exercised all 5,000,000 options for $235,000 cash during the first quarter. There were no employee options outstanding at June 30, 2002.

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



                                                                                Electronics    Ethernet
             June 30, 2002                                       Assembly        Technology      Total
             -------------                                    -------------     -----------  -----------

         Sales to external customers                          $   1,225,225     $     388,123    $   1,613,348
         Intersegment sales                                         161,553                --          161,553
         Segment loss                                              (808,860)          (77,998)        (886,858)
         Segment assets                                           3,169,357           330,993        3,500,350
         Depreciation and amortization                              245,663            10,470          256,133

             June 30, 2001

         Sales to external customers                          $     687,523     $     383,442    $   1,070,965
         Intersegment sales                                         262,832                --          262,832
         Segment loss                                            (1,879,041)            8,017       (1,871,024)
         Segment assets                                           3,294,486           476,454        3,770,940
         Depreciation and amortization                              222,543            11,522          234,065

                                                                                            June 30,
                    Sales                                                           2002              2001
                    -----                                                       -------------    -------------

         Total sales for reportable segments                                    $   1,774,901    $   1,333,797
         Elimination of intersegment sales                                           (161,553)        (262,832)
                                                                                -------------    -------------

         Consolidated net sales                                                 $   1,613,348    $   1,070,965
                                                                                =============    =============

                    Net Loss

         Net loss for reportable segments                                       $    (886,858)   $  (1,871,024)
         Elimination of intersegment losses                                           161,553          262,832
                                                                                -------------    -------------

                                                                                $    (725,305)   $  (1,608,192)
                                                                                =============    =============


                                                                                  June 30,       December 31,
                    Total Assets                                                    2002              2001
                    ------------                                                -------------    -------------

         Total assets for reportable segments                                   $   3,500,350    $   3,296,098
         Adjustment for intersegment amounts                                          309,075          289,388
                                                                                -------------    -------------

              Consolidated total assets                                         $   3,809,425    $   3,585,486
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

Results of Operations

         Sales and Cost of Sales

Net sales for the three-month period ended June 30, 2002 increased 131% to $972,018, as compared to net sales of $420,480 during the same three-month period in 2001. Net sales for the six-month period ended June 30, 2002 increased 50.7% to $1,613,348, from $1,070,965 during the same period in 2001.

Cost of sales during the three-month period ended June 30, 2002 was $957,395, as compared to $305,773 during the same period in 2001. Cost of sales during the six-month period ended June 30, 2002 was $1,376,511, as compared to $851,251 during the same six-month period in 2001. Our gross profit margin for the three-month period ended June 30, 2002 was 1.5%, as compared to 27.3% during the same three-month period in 2001. Our gross profit margin for the six-month period ended June 30, 2002 was 14.7%, as compared to 20.5% during the same six-month period in 2001. During the three-month period ended June 30, 2002, work-in-progress inventory with high overhead allocation was completed and sold, causing a decrease in the gross profit margin for the quarter.

         Selling, General and Administrative Expenses

During the three-month period ended June 30, 2002, selling, general and administrative expenses were $362,982, as compared to $628,095 for the same period in 2001, representing a 42% decrease. During the six-month period ended June 30, 2002, selling, general and administrative expenses were $883,590, as compared to $1,288,499, a 31.4% decrease. Due to an increase in sales and a decrease in selling, general and administrative expenses, the amount of such expenses as a percentage of sales decreased from greater than 100% for the six months ended June 30, 2001 to 55% for the six months ended June 30, 2002. The decrease in our selling, general and administrative expenses has been primarily attributable to an almost 50% reduction in the size of our workforce.

         Interest Expense

Interest expense for the three-month period ended June 30, 2002 was $103,864, compared to $298,286 for the same period in 2001, a reduction of $194,422, or 65%. Interest expense for the six-month period ended June 30, 2002 was $240,744, compared to $543,507 during the same period in 2001, a reduction of $302,763, or 55.7%. These decreases are primarily attributable to conversion of a significant amount of debt to equity in January 2002 and to a decrease in delinquent payroll tax penalties, which were previously recorded as part of interest expense. As of June 30, 2002, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,073,686. See "Part II - Item 1 - Legal Proceedings."

As a result of the above factors, our overall net loss decreased 54.9% to $725,305 for the six-month period ended June 30, 2002, from $1,608,192 for the same period in 2001. Our net loss for the three-month period ended June 30, 2002 decreased by 62.9% to $299,548, as compared to a net loss of $807,574 for the same period in 2001.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses. Our net loss from operations for the six-month period ending June 30, 2002 was $725,305, and our net loss from operations for the year ending December 31, 2001 was $2,933,084. Our accumulated deficit was $13,805,797 at June 30, 2002 and was $13,080,492 at December 31, 2001. Our current liabilities exceeded our current assets by $5,085,944 at June 30, 2002 and by $7,832,259 as of December 31, 2001. We recorded negative cash flows from operations for the six-month period ending June 30, 2002 and the year ended December 31, 2001 of $918,652 and $288,724, respectively.

         Cash

On June 3, 2002, we had $500 cash on hand, as compared to $499 at December 31, 2001. The amount of checks written in excess of cash in bank decreased from $159,964 at December 31, 2001 to $128,340 at June 30, 2002.

Net cash used in operating activities was $918,652 for the period ended June 30, 2002, compared to $29,161 provided by operations for the six months ended June 30, 2001. During the six months ended June 30, 2002, net cash used by operations was primarily attributable to our net loss of $725,305, increases in trade accounts receivable of $474,345, and payments of $177,500 made in settlement of litigation, offset by a decrease in accrued liabilities of $244,940 and non-cash charges of $256,133 for depreciation and amortization.

Net cash used in investing activities during the six months ended June 31, 2002 and 2001, consisted of equipment purchases of $1,652 and $1,844, respectively.

Net cash provided by financing activities during the six-month period ended June 30, 2002 was $920,305. Cash proceeds of $500,000 from the issuance of restricted common stock, $235,000 from the issuance of stock upon exercise of stock options, and $655,000 from long-term notes payable were offset by principal payments of $297,946 on long-term notes payable, $140,125 on notes payable to stockholders and a $31,624 decrease in the dollar amount of checks written in excess of cash in bank.

Noncash investing and financing activities during the period ended June 30, 2002 consisted of reclassifying $345,263 from notes payable to accounts payable (see below under "Accounts Payable"), the cancellation of $1,250,000 in notes payable to stockholders in exchange for issuance of restricted common stock, the cancellation of $1,499,090 in notes payable in exchange for the issuance of restricted common stock (see below under "Liquidity and Financing Arrangements"), and the allocation of $120,000 to be paid for legal fees on behalf of Abacus Ventures, Inc. See "Liquidity and Financing Arrangements," below.

         Accounts Receivable

By June 30, 2002, accounts receivable had increased to $843,733 (net of an allowance for doubtful accounts of $32,317), as compared to accounts receivable of $663,681 at March 31, 2002 (net of an allowance for doubtful accounts of $66,178) and of $369,250 at December 31, 2002 (net of an allowance for doubtful accounts of $66,316). This significant increase in accounts receivable is reflective of our increase in sales during the first six months of 2002 and the timing of periods of increased sales within the two quarters.

         Accounts Payable

Accounts payable were $1,799,507 at June 30, 2002, as compared to $2,141,290 at December 31, 2001. This decrease is primarily attributable to payments to vendors from $500,000 in cash provided by the issuance of restricted common stock in January 2002 and the conversion of $345,263 of accounts payable to notes payable to Abacus Ventures, Inc, offset by increases in trade payables incurred in conjunction with our increased sales.

         Liquidity and Financing Arrangements

We sustained losses from operations of $646,753 and $1,068,785 for the six-month periods ended June 30, 2002 and 2001, respectively and losses from operations of $348,359 and $513,388 for the three-month periods ending June 30, 2002 and 2001, respectively. We had accumulated deficits of $13,805,797 and $13,080,492 at June 30, 2002 and December 31, 2001, respectively, and total stockholders' deficits of $4,183,592 and $6,942,377, respectively, as of such dates. As of December 31, 2001, our monthly operating costs and interest expenses averaged approximately
$205,000 per month. As of June 30, 2002, this amount had decreased to approximately $187,000 per month.

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

During the six months of ended June 30, 2002, Abacus Ventures completed negotiations with several of our vendors, whereby Abacus purchased various past due amounts for goods and services provided by the vendors, as well as capital leases. The total of these obligations was $345,263. We recorded this transaction as a $345,263 increase to the note payable owed to Abacus, pursuant to the terms of our agreement with them. In addition, as partial payment of the amount owed to Abacus, we agreed to pay $120,000 in legal fees of Abacus that were incurred as part of its negotiations with our vendors, which amount was recorded as a non-cash payment to the note payable owed to Abacus.

Additionally, we have entered into a bridge loan arrangement with Abacus during the six-month period ending June 30, 2002. This arrangement allows us to request advances from Abacus to finance the build-up of inventory relating to specific sales. The advances bear interest at 24% and are payable on demand. The principal balance of such advances cannot exceed $600,000 at any point in time. During the six months ended June 30, 2002, we were advanced $655,000 by Abacus pursuant to this arrangement and made cash repayments of $156,258, leaving an outstanding principal balance owing in respect of the advances of $498,742 as of June 30, 2002. The total principal amount owed to Abacus as of June 30, 2002 in respect of the note payable and the bridge loan arrangement was $1,547,397.

We continue to work with vendors in an effort to convert other trade payables into long-term notes and common stock and to cure defaults with lenders with forbearance agreements that we are able to service. Despite our efforts to make our debt-load more serviceable, significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. As at December 31, 2001, we were in default of notes payable whose principal amount, not including the amount owing to Abacus Ventures, Inc., exceeded $666,000. In addition, the principal amount of notes that either mature in 2002 or are payable on demand exceeded $165,000.

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



                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

         Delinquent Payroll Tax Liability

As of December 31, 2001, we had accrued liabilities in the amount of $1,982,445 for delinquent payroll taxes, including interest estimated at $215,268 and penalties estimated at $242,989. Of this amount, approximately $257,510 was due the State of Utah. Concerning the amount owed the State of Utah, during the first quarter of 2002, we negotiated a monthly payment schedule of $4,000, which did not provide for the forgiveness of any taxes, penalties or interest. Approximately $1,713,996 is owed to the Internal Revenue Service. During the first quarter of 2002, we negotiated a payment schedule with respect to this amount, pursuant to which we are currently making monthly payments of $25,000. Approximately $10,939 is owed to the State of Colorado. In addition, we have committed to keeping current on deposits of our federal withholding amounts. Monthly payments were made during each of the three months in the second quarter according to the agreed-upon payment schedule. As of June 30, 2002, a total of $247,556 was owed to the State of Utah and a total of $1,815,191 was owed to the Internal Revenue Service.

         Sunborne Litigation

We (as successor to Circuit Technology, Inc.) were a defendant in an action in El Paso County, Colorado District Court, brought by Sunborne XII, LLC, a
Colorado limited liability company, for alleged breach of a sublease agreement involving facilities located in Colorado. Our liability in this action was originally estimated to range up to $2.5 million, and we subsequently filed a counter suit in the same court against Sunborne in an amount exceeding $500,000 for missing equipment. Effective January 18, 2002, we entered into a settlement agreement with Sunborne with respect to the above-described litigation. The settlement agreement required us to pay Sunborne the sum of $250,000. Of this amount, $25,000 was paid upon execution of the agreement, and the balance of $225,000, together with interest at 8% per annum, was payable by July 18, 2002. As security for payment of the balance, we executed and delivered to Sunborne a Confession of Judgment and also issued to Sunborne 3,000,000 shares of our common stock, to be held in escrow as security for performance of our obligations under the settlement agreement. We were also required, if 75% of the balance owing under the agreement was not paid by May 18, 2002, to prepare and file with the Securities & Exchange Commission, at our expense, a registration statement with respect to the shares that were escrowed. The settlement agreement also stipulated that if such registration was not completed by July 18, 2002 and the escrowed shares were not replaced with registered free-trading shares pursuant to the terms of the agreement, Sunborne could file the Confession of Judgment and proceed with execution thereon.

Pursuant to a Termination of Sublease Agreement dated as of May 22, 2002 among us, Sunborne and other parties, the sublease agreement that was the subject of our litigation with Sunborne was terminated and a payment of approximately $109,000 was credited against the amount owed by us to Sunborne under our settlement agreement with them.

         As of August 18, 2002, we were in default of our obligations under our settlement agreement with Sunborne, i.e., the total payment due thereunder had not been made, a registration statement with respect to the escrowed shares was not filed, and we did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. Accordingly, Sunborne is entitled to file the Confession of Judgment and proceed with execution thereon. We are currently negotiating with Sunborne in an attempt to settle our remaining obligation under the settlement agreement.

         Osicom Settlement

On July 31, 2002, we entered into a Mutual Release and Settlement Agreement (the "Osicom Agreement") with Osicom Technologies, Inc and Entrada Networks, Inc. In January 2001, we had filed a breach of contract action against Osicom, one of our customers, seeking damages of $875,000 in respect of Osicom's cancellation of a portion of a manufacturing contract. Pursuant to the terms of the Osicom Agreement, we have agreed to dismiss our claims against Osicom and Entrada in consideration for a series of six payments by Entrada to us in August-October 2002 that total $265,000. Of this amount, approximately $158,000 is allocated to the purchase of inventory from us and the balance is allocated to amounts owed to us by Osicom and/or Entrada

Item 2.      Changes in Securities

                  None.

Item 5.       Other Information

Effective July 15, 2002, the Company's common shares were approved for trading on the National Association of Securities Dealers' Over-the-Counter Bulletin Board.

Item 6.      Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K: The following reports on Form 8-K/A were filed by us during the three-month period ended June 30, 2002:

          (i) Form 8-K/A filed April 9, 2002 with respect to a change in our certifying accountant;

          (ii) Form 8-K/A filed April 26, 2002 with respect to a change in our certifying accountant; and

          (iii)Form 8-K/A filed May 15, 2002 with respect to a change in our certifying accountant.


         (b)      Exhibits:

          10.1 Termination of Sublease Agreement dated as of May 22, 2002 among Sunborne XII, LLC, CirTran Corporation et al.

          10.2 Mutual Release and Settlement Agreement dated July 31, 2002 among CirTran Corporation, Osicom Technologies, Inc., Entrada Networks, Inc. and Entrada Networks, A.J., Inc.

          99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CIRTRAN CORPORATION

Date:   September 3, 2002                         By: /s/  Iehab J. Hawatmeh
                                                  Iehab J. Hawatmeh, President