Form 10KSB/A
period 2001-12-31
CIRTRAN CORP
filed 2002-09-30
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                 Amendment No. 1

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

In June 2001, Racore received a $225,000 order for specially-designed Ethernet cards for a federal law enforcement agency. In September 2001, Racore submitted a bid for business with the same agency that, if accepted, would have resulted in a contract valued at over $2.0 million over three years. This bid was ultimately not accepted, but Racore remains committed to actively pursuing government contracts for its Ethernet card technology. These contracts are generally awarded in September of each year, the last month of the government's fiscal year.

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

In the late summer and early fall of 2001, we announced several promising developments in our sales and marketing efforts. These developments included:
(i) the receipt of orders from Tempo Research, a wholly-owned subsidiary of Textron, Inc. for purchases totaling $425,923 over a nine-month period, $194,330 of which had been shipped and recorded as sales by May 2002, the balance being shipped and recorded as sales by September 15, 2002; (ii) the receipt of orders from InterMotive Products for $91,000; (iii) the receipt of orders from Nortel Networks for $28,130; and (iv) the issuance of bids to SPX and Emerson totaling, which were subsequently not awarded to us.

As part of our effort to improve our competitive position in the electronics assembly and manufacturing industry, we also announced that we had formed business relationships with various offshore manufacturers in Singapore and Malaysia, the purpose of which was to improve our bidding position with respect to large orders. We had historically concentrated on such large orders and attempted to process the orders in our own facilities; however, we found that our high production costs rendered these contracts unprofitable to us. We therefore sought to establish subcontracting relationships with offshore manufacturers, who experience lower production costs, to allow us to once again seek large-volume orders.

In the last quarter of 2001 and into 2002, we also took steps to increase our sales volume by adding three new sales representatives, hiring a sales manager, implementing software to access databases containing potential new customers and sales opportunities, and continuing our efforts to improve our competitive position by installing additional surface-mount technology equipment that had previously been at our Colorado location and by seeking ISO (International Organization for Standardization) 9002 certification, which we are hopeful of obtaining by the end of 2002. This certification would allow us to ensure to prospective customers that we comply with internationally-recognized quality production standards.

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

In 1987, Vermillion Ventures, Inc. filed an S-18 registration statement with the United States Securities and Exchange Commission ("SEC") but did not at that time become a registrant under the Securities Exchange Act of 1934 ("1934 Act"). From 1989 until 2000, Vermillion did not make any filings with the SEC under the 1934 Act. In July 2000, we commenced filing regular reports with the SEC on Forms 8-K, 10-QSB and 10-KSB and are considered current in our filings by the SEC. In February 2001, we filed a Form 8-A with the SEC and became a registrant under the 1934 Act. We may be subject to certain liabilities arising from the failure of Vermillion to file reports with the SEC from 1989 to 1990, but we believe these liabilities are minimal because there was no public market for the common shares of Vermillion from 1989 until the third quarter of 1990 (when our shares began to be traded on the Pink Sheets) and it is likely that the statute of limitations has run on whatever public trades in the shares of our common stock may have taken place during the period during which Vermillion failed to file reports.

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

                            ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2001, we had accrued liabilities in the amount of $1,982,445 for delinquent payroll taxes, including interest estimated at $215,268 and penalties estimated at $242,989. Of this amount, approximately $257,510 was due the State of Utah. Concerning the amount owed the State of Utah, during the first quarter of 2002 we negotiated a monthly payment schedule of $4,000, which did not provide for the forgiveness of any taxes, penalties or interest. Approximately $1,713,996 is owed to the Internal Revenue Service (IRS). During the first quarter of 2002, we negotiated a payment schedule with respect to this amount, pursuant to which we are currently making monthly payments of $25,000. Approximately $10,939 is owed the State of Colorado. In addition, we have committed to keeping current on deposits of our federal withholding amounts. Monthly payments were made during each of the three months in the second quarter according to the agreed-upon schedule. As of June 30, 2002, a total of $247,556 was owed to the State of Utah and a total of $1,815,191 was owed to the IRS. Based on our commitment to the IRS to adhere for six months to our agreed-upon payment schedule, we anticipate being able to enter into a more definitive payment arrangement with the IRS later in the fall of 2002. If we do not adhere to our agreed-upon payment schedule to the IRS, the IRS is unlikely to enter into a more definitive payment arrangement with us and could levy tax liens against us.

We (as successor to Circuit Technology, Inc.) were a defendant in an action in El Paso County, Colorado District Court, brought by Sunborne XII, LLC, a
Colorado limited liability company, for alleged breach of a sublease agreement involving facilities located in Colorado. Our liability in this action was originally estimated to range up to $2.5 million, and we subsequently filed a counter suit in the same court against Sunborne in an amount exceeding $500,000 for missing equipment. Effective January 18, 2002, we entered into a settlement agreement with Sunborne with respect to the above-described litigation. The settlement agreement required us to pay Sunborne the sum of $250,000. Of this amount, $25,000 was paid upon execution of the agreement, and the balance of $225,000, together with interest at 8% per annum, was payable by July 18, 2002. As security for payment of the balance, we executed and delivered to Sunborne a Confession of Judgment and also issued to Sunborne 3,000,000 shares of our common stock, to be held in escrow as security for performance of our obligations under the settlement agreement. We were also required, if 75% of the balance owing under the agreement was not paid by May 18, 2002, to prepare and file with the Securities & Exchange Commission, at our expense, a registration statement with respect to the shares that were escrowed. The payment was not made, nor was a registration statement filed with respect to the escrowed shares.

Pursuant to a Termination of Sublease Agreement dated as of May 22, 2002 among us, Sunborne and other parties, the sublease agreement that was the subject of our litigation with Sunborne was terminated and a payment of approximately $109,000 was credited against the amount owed by us to Sunborne under our settlement agreement with them.

As of July 18, 2002, we were in default of our obligations under our settlement agreement with Sunborne, and Sunborne is entitled to file the Confession of Judgment and proceed with execution thereon. We are currently negotiating with Sunborne in an attempt to settle our remaining obligation under the settlement agreement.

We also assumed certain liabilities of Circuit Technology, Inc. in connection with our transactions with that entity in the year 2000, and as a result we are defendant in a number of legal actions involving nonpayment of vendors for goods and services rendered. We have accrued these payables and have negotiated settlements with respect to some of the liabilities, including those detailed below, and are currently negotiating settlements with other vendors.

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

     3. In November 2000, we entered into a debt settlement agreement with Future Electronics Corporation ("Future") pursuant to which we issued 5,281,050 shares of our common stock, as currently constituted, in exchange for $324,284 of trade debt relief. We also granted Future "piggy-back" registration rights in respect of these shares, pursuant to which we are required, for a period of three years, i.e., until November 2003, to include up to 50% of Future's shares in any registration statement filed by us. We are also obligated to pay the costs of any such registration. These registration rights are assignable and transferable to any individual or entity that does not directly compete with us.

On July 31, 2002, we entered into a Mutual Release and Settlement Agreement (the "Osicom Agreement") with Osicom Technologies, Inc and Entrada Networks, Inc. In January 2001, we had filed a breach of contract action against Osicom, one of our customers, seeking damages of $875,000 in respect of Osicom's cancellation of a portion of a manufacturing contract. Pursuant to the terms of the Osicom Agreement, we have agreed to dismiss our claims against Osicom and Entrada in consideration for a series of six payments by Entrada to us in August-October 2002 that total $265,000. Of this amount, approximately $158,000 is allocated to the purchase of inventory from us and the balance of approximately $107,000 is allocated to amounts owed to us by Osicom and/or Entrada, which amounts represent a net receivable on our books from Osicom of approximately $94,000 (the difference between an outstanding receivable of $274,000 and an outstanding payable of $180,000). Entrada also agreed to issue a purchase order to us for up to $125,000 of inventory, which inventory is deliverable within 90 days following the last payment to be made under the agreement, due on October 29, 2002.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 31, 2001.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock traded sporadically on the Pink Sheets under the symbol "CIRT" from July 2000 to July 2002. Effective July 15, 2002, the NASD approved our shares of common stock for quotation on the NASD Over-the-Counter Electronic
Bulletin Board. The following table sets forth, for the respective periods indicated, the prices of our common stock as reported and summarized on the Pink Sheets. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

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

Penny Stock Rules

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, authorized for quotation from the NASDAQ stock market, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

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

Significant Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimated amounts may differ under different assumptions or conditions, and actual results could differ from the estimates.

         Revenue Recognition

Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment. Returns for defective items are repaired and sent back to the customer. Historically, expenses experienced with such returns have not been significant and have been recognized as incurred.

         Inventories

Raw material inventories consisted primarily of circuit boards, components and cables and are valued at the lower of average cost or market. Work in process and finished goods include materials, labor and overhead.

         Checks Written in Excess of Cash in Bank

Under our cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. Additionally, at times banks may temporarily lend funds to us by paying out more funds than are in our account. These overdrafts are included as a current liability in the balance sheets.

Related Party Transactions

Certain transactions involving Abacus Ventures, Inc., the Saliba Private Annuity Trust and the Saliba Living Trust are regarded as related party transactions under FAS 57. Disclosure concerning these transactions is set out in this Item 6 under "Liquidity and Capital Resources - Liquidity and Financing Arrangements," and in "Item 12 - Certain Relationships and Related Transactions."

Results of Operations - Comparison of Years Ended December 31, 2001 and 2000

         Sales and Cost of Sales

Net Sales decreased 70.6% to $1,870,848 for the year ended December 31, 2001 as compared to $6,373,096 for the year ended December 31, 2000. The decrease is partially due to the loss of a major customer, Entrada Networks, Inc., successor in interest to Osicom Technologies, which generated approximately 30% of our total revenues in 2000. Additional factors include the following: operating without a line of credit; the unwillingness of many of our vendors to continue credit sales of components used by us in the manufacture of products, thus hampering our ability to attract and retain turnkey customer business; financial constraints which mandated a reduction in our general work force, including our sales department, which experienced a 50% reduction in size; and general economic conditions during the second half of 2001

Cost of sales for the year ended December 31, 2001 was $2,340,273, as compared to $6,792,393 incurred during the prior year. Those costs as a percentage of net sales were 125% during 2001 as compared to 106.6% during 2000. We believe the increase in our already high cost of sales was primarily attributable to significant write-offs for obsolete inventory resulting from inadequate inventory control. Our cost of sales increased from $1,159,513 for the first three quarters of 2001, i.e., as of September 30, 2001, to $2,340,273 as at year-end, on December 31, 2001, while our sales as of the same dates were $1,350,020 and $1,870,848, respectively. This significant increase in cost of sales during the fourth quarter is primarily attributable to year-end adjustments in overhead allocation which led to a disproportionately higher allocation of overhead expenses in the fourth quarter than in the first three quarters of 2001.

Lack of adequate inventory management and control has negatively affected our gross margins. We traditionally tracked inventory by customer rather than by like-inventory item, and, as a result, we often purchased new inventory to produce products for a new customer, when we likely may have had the necessary inventory on hand under a different customer name. This practice has led to a reserve for obsolescence and excess inventory, which for the year 2001 was $340,579, as compared to $545,866 in 2000, and has increased cost of sales. We have changed our method of managing and controlling our inventory so that we can identify inventory by a general part number, rather than a customer number, and we have instituted monthly reviews to better update and control our inventory. We believe these improvements have lead to better inventory control and will contribute to decreased cost of sales. If we are successful in decreasing our cost of sales, and if we are able to maintain and increase our levels of sales, we believe we will be successful in generating sufficient gross profit to cover our selling, general and administrative expenses.

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
------------------ -------------- ------------------- ------------------ ----------------------



------------------ -------------- ------------------- ------------------ ----------------------
                       Year             Total           Pre-existing              New
                                        Sales             Customers            Customers
------------------ -------------- ------------------- ------------------ ----------------------
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

         Interest Expense

Interest expense for 2001 was $773,034 as compared to $1,015,027 for 2000, a decrease of 24%. This decrease is primarily attributable to a decrease in deliquent payroll tax liabilities, the penalties on which were previously recorded as part of interest expense. As of December 31, 2000 and 2001, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $1,309,990 and $1,982,445, respectively.

Other income declined from $945 in 2000 to $212 in 2001.

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

         Accounts Receivable

At December 31, 2001, we had receivables of $369,250, net of a reserve for doubtful accounts of $66,316, as compared to $874,097 at December 31, 2000, net of a reserve of $82,502. The smaller reserve for doubtful accounts in 2001 is attributable to increased efforts to improve the aging and quality of our current receivables. Of the amount shown for receivables as of December 31, 2001, $273,328, or approximately 63%, was owed to us by Osicom, one of our former customers against whom we had filed a breach of contract suit in January 2001. Subsequent to year-end, we entered into a settlement agreement with Osicom which provides for the payment of all amounts owed to us by Osicom. See "Item 3
- Legal Proceedings."

          Accounts Payable

Accounts payable were $2,141,290 at December 31, 2001 as compared to $1,561,752 at December 31, 2000. This increase is primarily attributable to a lack of cash flows available to pay vendors.

         Liquidity and Financing Arrangements

We sustained substantial losses from operations in 2001 and 2000. We had an accumulated deficit of $13,080,492 and a total stockholders' deficit of $6,942,377 at December 31, 2001. In addition, during 2001 and 2000, we have used, rather than provided, cash in our operations. As of December 31, 2001, our monthly operating costs and interest expenses averaged approximately $205,000 per month. As of June 30, 2002, this amount had decreased to approximately $187,000 per month. In addition, the total amount per month that we have committed to paying against accrued liabilities and notes payable pursuant to various settlements for outstanding debt, litigation and delinquent payroll taxes is currently approximately $38,000.

Since February 2000, we have operated without a line of credit. Abacus Ventures, Inc., an entity whose shareholders include the Saliba Private Annuity Trust, one of our major shareholders (see "Item 11 - Security Ownership of Certain Beneficial Owners and Management") and a related entity, the Saliba Living Trust, purchased our line of credit of $2,792,609, and this amount was converted into a note payable to Abacus bearing an interest rate of 10%. As of December 31, 2001, a total of $2,405,507, plus $380,927 in accrued interest, was owed to Abacus pursuant to this note payable. Subsequent to year-end, we entered into agreements with the Saliba Private Annuity Trust and the Saliba Living Trust to exchange 19,987,853 shares of our common stock for $1,499,090 in principal amount of this debt and to issue an additional 6,666,667 shares to these trusts for $500,000 cash. See "Item 12 - Certain Relationships and Related Transactions."

During 2001, we converted approximately $32,500 of trade payables into notes and stock. Subsequent to year-end, in addition to the above-described transactions with the Saliba trusts, we issued 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable to various stockholders. See "Item 12 - Certain Relationships and Related Transactions." We continue to work with vendors in an effort to convert other trade payables into long-term notes and common stock and to cure defaults with lenders with forbearance agreements that we are able to service.

Despite our efforts to make our debt-load more serviceable, significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. As at December 31, 2001, we were in default of notes payable whose principal amount, not including the amount owing to Abacus Ventures, Inc., exceeded $666,000. In addition, the principal amount of notes that either mature in 2002 or are payable on demand exceed $165,000. The total amount per month that we have committed to paying pursuant to various settlements for outstanding debt, litigation and delinquent payroll taxes is currently approximately $38,000, all of which is against accrued liabilities and notes payable. None of these settlements, however, have resulted in the forgiveness of any amounts owed, but have simply resulted in a restructuring in the terms of the various debts.

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

Subsequent to our acquisition of Circuit in July 2000, we took steps to increase the marketability of our shares of common stock and to make an investment in our company by potential investors more attractive. These efforts consisted primarily of seeking to become current in our filings with the Securities and Exchange Commission and of seeking approval for quotation of our stock on the NASD Over the Counter Electronic Bulletin Board. NASD approval for quotation of our stock was obtained in July 2002.

There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

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

Criminal Proceeding Involving Iehab and Shaher Hawatmeh

Two of our directors and officers, Iehab Hawatmeh and Shaher Hawatmeh, were subject to a criminal proceeding in Third District Court in Salt Lake City, Utah (Case No. 991920656FS) that is unrelated to our business and operations. Messrs. Hawatmeh, along with their parents, were charged with the offenses of assault and aggravated kidnapping of their sister and daughter, Muna Hawatmeh, in October 1999. Effective December 18, 2001, Iehab and Shaher Hawatmeh entered into Diversion Agreements with the State of Utah with respect to these proceedings. These agreements provide that the prosecution of the offenses be deferred for a period not to exceed two years and, upon satisfactory completion of the terms of the diversion agreements by the Hawatmehs, the State of Utah will conduct no further prosecution relating to the offenses. The terms of the Agreements provided that the Hawatmehs must have no contact with their sister and must not commit any criminal offenses (excluding minor traffic offenses). If the Hawatmehs violate these terms of the Agreements, the Diversion Agreements may be revoked or modified, and, if revoked, the Hawatmehs will once again be subject to prosecution for the offenses charged. If the Diversion Agreements are revoked and the Hawatmehs are prosecuted and convicted of the kidnapping charges, Shaher Hawatmeh could face a prison sentence and Iehab Hawatmeh could face deportation out of the United States. Iehab Hawatmeh is a permanent resident of the United States, but is not a U.S. citizen. Shaher Hawatmeh is a U.S. citizen. As Iehab Hawatmeh is our chief executive officer and Shaher Hawatmeh is also one of our senior officers, the imprisonment and/or deportation of these men would deprive us of their presence and leadership. Because we view the continued employment of both men as critical to the success of our business, their absence would have a serious adverse material affect on our company.

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



                                          Annual Compensation      Long-Term Compensation Awards
                                                                      Restricted
                                                                         Stock         Stock
Name and                                      Salary     Bonus          Awards        Options        All Other
Principal Position                     Year     ($)       ($)             ($)           (#)        Compensation
------------------                     ----     ---       ---        -    ---           ---        ------------
Iehab J. Hawatmeh                        2001 175,000      -               -             -               -
      President, Secretary,              2000 175,000      -               -             -               -
      Treasurer and Director             1999 187,230      -               -             -               -
                                                                                                         -
Shaher Hawatmeh                          2001 130,000      -               -          500,000            -
      Executive Vice President of        2000 109,000      -               -             -               -
   CirTran Corporation (Utah)            1999  86,154      -               -             -


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




                                                      Number of Securities Underlying      Value of Unexercised
                                                           Unexercised Options             In-The-Money Options
                          Shares        Value          at Fiscal Year End (#)        at Fiscal Year End ($)(1)
                       Acquired On     Realized          ----------------------        -------------------------
         Name          Exercise (#)      ($)          Exercisable    Unexercisable     Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------------


Iehab Hawatmeh........      -             -              -               -                -              -

Shaher Hawatmeh.......   500,000         nil             -               -                -              -


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
(4 persons)

-------------------

     *      Less than 1%.

         (1) Includes 37,320 shares of stock held by an affiliate of Cogent Capital Corp. The sole shareholder of Cogent Capital Corp. is Gregory L. Kofford.
         (2) Includes  4,664,620 shares held by the Saliba Living Trust.  Thomas
L. Saliba and Betty R. Saliba are the trustees of The Saliba Living Trust and Thomas L. Saliba is the sole trustee of The Saliba Private Annuity Trust. These persons control the voting and investment decisions of the shares held by the respective trusts. Mr. Thomas L. Saliba is a nephew of the grandfather of Mr. Trevor Saliba, one of our directors and officers. Mr. Trevor Saliba is one of five passive beneficiaries of Saliba Private Annuity Trust and has no control over its operations or management. Mr. Saliba disclaims beneficial control over the shares indicated.

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

As of December 31, 2001, Iehab Hawatmeh had loaned us a total of $1,390,125. The loans were demand loans, bore interest at 10% per annum and were unsecured. Effective January 14, 2002, we entered into four substantially identical agreements with existing shareholders pursuant to which we issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share for $500,000 in cash and the cancellation of $2,749,090 principal amount of our debt. Two of these agreements were with the Saliba Private Annuity Trust, one of our principal shareholders, and a related entity, the Saliba Living Trust. The Saliba trusts are also principals of Abacus Ventures, Inc., which entity purchased our line of credit in May 2000. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity and Financing Arrangements.") Pursuant to the Saliba agreements, the trusts were issued a total of 26,654,520 shares of common stock in exchange for $500,000 cash and the cancellation of $1,499,090 of debt. As a result of this transaction, the percentage of our common stock owned by the Saliba Private Annuity Trust and the Saliba Living Trust increased from approximately 6.73% to approximately 17.76%%. Mr. Trevor Saliba, one of our directors and officers, is a passive beneficiary of the Saliba Private Annuity Trust. Pursuant to the other two agreements made in January, we issued an aggregate of 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable by two shareholders, Mr. Iehab Hawatmeh (our president, a director and our principal shareholder) and Mr. Rajai Hawatmeh. Of these shares, 15,333,333 were issued to Iehab Hawatmeh in exchange for the cancellation of $1,150,000 in debt. As a result of this transaction, the percentage of our common stock owned by Mr. Hawatmeh increased from 19.9% to approximately 22.18%.

In February 2000, prior to its acquisition of Vermillion Ventures, Inc., Circuit Technology, Inc. redeemed 680,145 shares (as presently constituted) of common stock held by Raed Hawatmeh, who was a director of Circuit Technology, Inc. at that time, in exchange for $80,000 of expenses paid on behalf of the director. No other stated or unstated rights, privileges, or agreements existed in conjunction with this redemption.

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

3.2                 Bylaws  (previously  filed as Exhibit No. 3 to our 8-K dated
                    July  1,  2000,   Commission  File  No.   33-13674-LA,   and
                    incorporated herein by reference).

10.                 Material Contracts:

                    10.1 Lease Agreement dated 2 November 1996 between I & R Properties, LLC and Circuit Technology, Inc. (previously filed as Exhibit No. 4 to our 8-K dated July 1, 2000, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.2 Financial Advisory Agreement dated 12 May 1999 between Circuit Technology, Inc. and Cogent Capital Corp. (previously filed as Exhibit No. 2 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.3 Form of Product Representative Agreement between CirTran Corporation and a Representative (previously filed as Exhibit No. 3 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.4 Security and Loan Agreement dated April 6, 1998 between Imperial Bank and Circuit Technology, Inc. (previously filed as Exhibit No. 4 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.5 Line of Credit Purchase Agreement dated May 1, 2000 between Imperial Bank and Abacus Ventures, Inc. (previously filed as Exhibit No. 5 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.6 Assignment of Loan dated May 1, 2000 from Imperial Bank to Abacus Ventures, Inc. (previously filed as Exhibit No. 6 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.7 Unsecured Promissory Note for $73,000.00 dated November 3, 2000 from CirTran Corporation to Future Electronics Corporation (previously filed as Exhibit No. 7 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.8 Unsecured Promissory Note for $166,000.00 dated November 3, 2000 from CirTran Corporation to Future Electronics Corporation (previously filed as Exhibit No. 8 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.9 Lock-Up Agreement dated November 3, 2000 between Iehab Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 9 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.10 Lock-Up Agreement dated November 3, 2000 between Raed Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 10 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.11 Lock-Up Agreement dated November 3, 2000 between Roger Kokozyon and Future Electronics Corporation (previously filed as Exhibit No. 11 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.12 Registration Rights Agreement dated November 3, 2000 between CirTran Corporation and Future Electronics Corporation (previously filed as Exhibit No. 12 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.13 Promissory Note and Confession of Judgment dated September 26, 2000 by Circuit Technology Corp. in favor of Arrow Electronics, Inc. (previously filed as Exhibit No. 13 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.14 Promissory Note and Confession of Judgment dated November 16, 2000 by Circuit Technology Corp. in favor of Sager Electronics (previously filed as Exhibit No. 14 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.15 Confession of Judgment dated November 3, 2000 by CirTran Corporation and Iehab Hawatmeh in favor of Future Electronics Corporation (previously filed as Exhibit No. 15 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.16 Settlement Agreement and Release of Claims dated November 3, 2000 between CirTran Corporation, Iehab Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 16 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
                    10.17 Sublease dated 30 November 1998 between Colorado Electronics Corporation, LLC and Circuit Technology Corporation (previously filed as Exhibit No. 10.17 to our Registration Statement on Form SB-2, Amendment No. 1, dated October 29, 2001, and incorporated herein by reference).
                    10.18 Attornment Agreement dated 30 November 1998 among Sun Borne XII, LLC et al, Colorado Electronics Corporation LLC and Circuit Technology Corporation (previously filed as Exhibit No. 10.17 to our Registration Statement on Form SB-2, Amendment No. 1, dated October 29, 2001, and incorporated herein by reference).
                    10.19 Form of Subscription Agreement entered into between CirTran Corporation and various subscribers pursuant to a debt settlement and private placement completed in January 2002 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 19, 2002, and incorporated herein by this reference).
                    10.20 Settlement Agreement entered into on January 18, 2002 among Sunborne XII, LLC, CirTran Corporation et al. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 19, 2002, and incorporated herein by this reference).
21.                 Subsidiaries of the Registrant

23.                 Consent of Hansen, Barnett & Maxwell

99*                 Certification pursuant to 18 U.S.C. Section 1350
---------------
*      Filed herewith.



       We did not file any reports on Form 8-K during the last quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CIRTRAN CORPORATION


Date:  September 30, 2002                 By: /s/ Iehab J. Hawatmeh, President



         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  September 30, 2002           /s/ Iehab J. Hawatmeh
                                         Iehab J. Hawatemeh
                                         President, Chief Financial Officer and
                                         Director

Date:  September 30, 2002           /s/ Raed Hawatmeh
                                         Raed Hawatmeh, Director

Date:  September 30, 2002           /s/  Trevor Saliba
                                          Trevor Saliba, Director

                                  CERTIFICATION

              I, Iehab J. Hawatmeh, certify that:

1.            I have reviewed this annual report on Form 10-KSB/A of CirTran
              Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


     September 30, 2002                 /s/  IEHAB J. HAWATMEH
                                        Iehab J. Hawatmeh, President,
                                        Chief Financial Officer and Director



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

                Consolidated  Statement of  Stockholders'  Deficit for the Years
                Ended December 31, 2000 F-5 and 2001 Consolidated  Statements of
                Cash Flows for the Years Ended December 31, 2001 and 2000                                 F-6

                Notes to Consolidated Financial Statements                                                F-8


HANSEN, BARNETT & MAXWELL                                (801) 532-22
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



                                                       HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 24, 2002





                       CIRTRAN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       CIRTRAN CORPORATION AND SUBSIDIARY

                                                                                                  December 31,
                                                                                     ----------------------------------------
                                                                                                    2001                2000
                                                                                     ----------------------------------------
                                                           ASSETS
Current assets
      Cash and cash equivalents                                                                 $    499          $   11,068
      Trade accounts receivable, net of allowance for doubtful
         accounts of $66,316 and $82,502 in 2001 and 2000, respectively                          369,250             874,097
      Inventories                                                                              1,773,888           1,755,786
      Other                                                                                       97,037              94,176
                                                                                     ----------------------------------------
           Total current assets                                                                2,240,674           2,735,127

Property and equipment, at cost, net                                                           1,333,925           1,871,076

Other assets, net                                                                                 10,887              10,587
                                                                                     ----------------------------------------
Total Assets                                                                                 $ 3,585,486         $ 4,616,790
                                                                                     ========================================


                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Checks written in excess of cash in bank                                                $  159,964           $   5,491
      Accounts payable                                                                         2,141,290           1,561,752
      Accrued liabilities                                                                      3,071,191           2,339,949
      Notes payable to stockholders                                                            1,390,125           1,088,966
      Notes payable to related parties                                                         2,405,507           2,435,007
      Current maturities of capital lease obligations                                             41,206              39,274
      Current maturities of long-term notes payable                                              863,650             929,083
                                                                                     ----------------------------------------
           Total current liabilities                                                          10,072,933           8,399,522
                                                                                     ----------------------------------------

Long-Term Liabilities
      Long-term notes payable, less current maturities                                           447,155             529,964
      Capital lease obligations, less current maturities                                           7,775              14,257
                                                                                     ----------------------------------------
           Total long-term liabilities                                                           454,930             544,221
                                                                                     ----------------------------------------

Commitments

Stockholders' Deficit
      Common stock, par value $0.001; authorized 750,000,000 shares;
         issued and outstanding 160,951,005 and 156,301,005
         in 2001 and 2000, respectively                                                          160,951             156,301
      Additional paid-in capital                                                               5,977,164           5,664,154
      Accumulated deficit                                                                    (13,080,492)        (10,147,408)
                                                                                     ----------------------------------------
           Total Stockholders' Deficit                                                        (6,942,377)         (4,326,953)
                                                                                     ----------------------------------------
Total Liabilities and Stockholders' Deficit                                                  $ 3,585,486         $ 4,616,790
                                                                                     ========================================

                  The accompanying notes are an integral part
                         of these financial statements.


                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  For the Years Ended,
                                                                                      December 31,
                                                                       -------------------------------------------
                                                                                        2001                 2000
                                                                       ---------------------- --------------------


Net sales                                                                       $  1,870,848         $  6,373,096

Cost of sales                                                                     (2,340,273)          (6,792,393)
                                                                       ---------------------- --------------------

      Gross Loss                                                                    (469,425)            (419,297)

Selling, general and administrative expenses                                      (1,690,837)          (2,710,275)
                                                                       ---------------------- --------------------

      Loss From Operations                                                        (2,160,262)          (3,129,572)
                                                                       ---------------------- --------------------

Other income (expense)
   Interest                                                                         (773,034)          (1,051,027)
   Other, net                                                                            212                  945
                                                                       ---------------------- --------------------
                                                                                    (772,822)          (1,050,082)
                                                                       ---------------------- --------------------

      Net Loss                                                                  $ (2,933,084)        $ (4,179,654)
                                                                       ====================== ====================

Basic and diluted loss per common share                                         $     (0.02)         $     (0.03)
                                                                       ====================== ====================
Basic and diluted weighted-average
   common shares outstanding                                                     157,556,073          142,765,555
                                                                       ====================== ====================

                  The accompanying notes are an integral part
                         of these financial statements.



                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001


                                      Common Stock
                             --------------------------------  Additional     Receivable
                                 Number                         Paid-in          from        Accumulated
                                of Shares         Amount        Capital      Stockholders      Deficit        Total
                             ---------------- ----------------------------- --------------------------------------------

Balance - December 31, 1999      129,271,560       $ 129,272   $ 4,645,799     $   (86,000)   $ (5,967,754) $ (1,278,683)

Issuance of common stock
   for cash                        9,408,585           9,408       936,692               -               -       946,100

Redemption of common stock          (680,145)           (680)      (79,320)              -               -       (80,000)

Issuance of common stock
   to acquire the monetary
   assets of CTISI                14,153,505          14,154      (14,154)               -               -             -

Common stock issued for
   conversion of debt              5,281,050           5,281       319,003               -               -       324,284

Redemption of common
   stock for debt                 (1,133,550)         (1,134)     (143,866)               -              -      (145,000)

Payment from stockholders                  -               -             -          86,000               -        86,000

Net loss                                   -               -             -               -      (4,179,654)   (4,179,654)
                             ---------------- ----------------------------- --------------------------------------------

Balance - December 31, 2000      156,301,005         156,301     5,664,154               -     (10,147,408)   (4,326,953)

Warrants issued as a
   sales commission                        -               -       200,000               -               -       200,000

Exercise of warrants               3,000,000           3,000          (990)              -               -         2,010

Exercise of employee options       1,650,000           1,650       114,000               -               -       115,650

Net loss                                   -               -             -               -      (2,933,084)   (2,933,084)
                             ---------------- ----------------------------- --------------------------------------------


Balance - December 31, 2001      160,951,005   $     160,951   $ 5,977,164   $           -   $ (13,080,492) $($6,942,377)
                             ================ ============================= ============================================


                  The accompanying notes are an integral part
                         of these financial statements.



                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended,
                                                                                      December 31,
                                                                         ----------------------------------------
                                                                                        2001                2000
                                                                         ----------------------------------------
Cash flows from operating activities
   Net loss                                                                    $  (2,933,084)       $  (4,179,654)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                                540,090              961,506
        Provision for doubtful trade accounts receivables                            (16,186)              78,978
        Provision for inventory obsolescence                                               -               55,963
        Warrants issued as a sales commission                                        200,000                    -
   Changes in assets and liabilities:
        Trade accounts receivable                                                    521,033               20,276
        Inventories                                                                  (18,102)           1,244,634
        Prepaid expenses                                                              (3,411)                   -
        Other assets                                                                     250               23,302
        Accounts payable                                                             612,038              (87,129)
        Accrued liabilities                                                          808,648            1,741,163
                                                                         ----------------------------------------

        Total adjustments                                                          2,644,360            4,038,693
                                                                         ----------------------------------------

     Net cash used in operating activities                                          (288,724)            (140,961)
                                                                         ----------------------------------------

Cash flows from investing activities
   Purchase of property and equipment                                                 (2,939)             (12,770)
                                                                         ----------------------------------------

     Net cash used in investing activities                                            (2,939)             (12,770)
                                                                         ----------------------------------------

Cash flows from financing activities
   Increase (decrease) in checks written in excess of cash in bank                   154,473              (72,165)
   Proceeds from notes payable to stockholders                                       301,159               86,000
   Payments on notes payable to stockholders                                               -              (15,000)
   Principal payments on long-term notes payable                                    (445,903)            (825,593)
   Proceeds from long-term notes payable                                             158,255              254,663
   Payments on capital lease obligations                                              (4,550)            (129,706)
   Purchase and retirement of common stock                                                 -              (80,000)
   Proceeds from exercise of options to purchase common stock                        117,660                    -
   Proceeds from issuance of common stock                                                  -              946,100
                                                                         ----------------------------------------

     Net cash provided by financing activities                                       281,094              164,299
                                                                         ----------------------------------------

Net increase (decrease) in cash and cash equivalents                                 (10,569)              10,568

Cash and cash equivalents at beginning of year                                        11,068                  500
                                                                         ----------------------------------------

Cash and cash equivalents at end of year                                           $     499          $    11,068
                                                                         ========================================

                  The accompanying notes are an integral part
                          of these financial statements


                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



                                                                                 For the Years Ended,
                                                                                     December 31,
                                                                       ------------------------------------------
                                                                                        2001                2000
                                                                       ------------------------------------------
Supplemental disclosure of cash flow information

Cash paid during the year for interest                                          $    270,065         $   622,266

Noncash investing and financing activities

Common stock issued for conversion of debt                                         $       -         $   324,284
Notes issued for accounts payable                                                     32,500             393,022
Redemption of common stock for debt                                                        -             145,000
Accrued interest converted to note payable                                            77,406                   -


                  The accompanying notes are an integral part
                         of these financial statements

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

At December 31, 2001, accounts receivable from the former customer located in Baltimore, Maryland and a customer in Mountain View, California represented approximately 63 percent and 12 percent, respectively, of total trade accounts receivable. Sales to these same customers accounted for 0% and 3% of 2001 net sales, respectively. Subsequent to year-end, the Baltimore, Maryland customer ("customer") and the Company reach a tentative settlement which would provide for the payment of all amounts owed to the Company by the customer.

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

NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following:

                                                                                         2001             2000
                                                                                -------------    -------------

           Note   payable   to  a   financial   institution,   due  in   monthly
                  installments  of $9,462,  interest  at 8.61%,  with a maturity date of April 2004, collateralized by
                  equipment                                                           305,090          377,235

           Note payable to a company, due in monthly installments
                  of $6,256, interest at 8%, until paid,
                  collateralized by equipment, in default                             183,429          181,431

           Note   payable   to  a   financial   institution,   due  in   monthly
                  installments  of $20,000,  interest at 4% over prime (8.25% at
                  December 31, 2001), with a maturity
                  date of July 2001, collateralized by equipment, in default          179,951          197,285

           Note payable to a company, due in two installments of
                  $83,000 plus accrued interest at 10%, paid in full                       --          166,000

           Note payable to a shareholder, due in monthly installments of $12,748 until paid, interest at 10%
                  unsecured, in default                                               130,000          130,000

           Note payable to a company, due in monthly installments
                  of $1,972 until paid, interest at 8%, unsecured,
                  in default                                                           87,632           93,307

           Note   payable  to an  individual,  due in  monthly  installments  of
                  $5,000, interest at a rate of 9.5%, matured May 2000,
                  collateralized by all assets of the Company, in default              85,377           85,377

           Note   payable to a finance corporation,  due in monthly installments of $50 to $5,000, interest at prime plus 3% (7.75% at December
                  31, 2001) with a maturity  date of April 2004,  collateralized
                  by equipment                                                         86,522           78,105

           Note   payable to a company, due in 18 monthly installments of $1,460 followed by six monthly  installments  of $2,920,  interest at
                  6%, with a maturity date of April 2003, unsecured                    65,973           73,000

           Note   payable to a finance corporation,  due in monthly installments of $50 to $3,843,  interest  at 9%,  with a  maturity  date of
                  December 2002, collateralized by equipment and trade accounts
                  receivable                                                           55,499           50,619

           Note   payable to a finance corporation,  due in monthly installments of  $50  to  $4,800,  interest  at  12%,  matures  July  2002,
                  collateralized by equipment and trade accounts receivable            18,883           15,083

           Note   payable to a finance corporation,  due in monthly installments
                  of  $50  to  $8,000,   interest  at  9%,  matures  July  2002,
                  collateralized by equipment and trade accounts receivable            12,866           11,605

           Note payable to a company, due in monthly installments
                  of $2,827, interest at 8%, unsecured                                 21,732               --

           Note payable to a bank, payable on demand,
                  interest at 10%, unsecured                                           39,367               --

           Note   payable to a finance corporation,  due in monthly installments of $50 to  $5,443,  interest  at  12%,  matures  August  2002,
                  collateralized by equipment and trade accounts receivable            38,484               --
                                                                                -------------    -------------


           Total Notes Payable                                                      1,310,805        1,459,047
           Less current maturities                                                    863,650          929,083


           Long-Term Notes Payable                                              $     447,155    $     529,964
                                                                                =============    =============

         The Company's notes payable at December 31, 2001 mature as follows:

           Year Ending December 31,
                  2002                                 $     863,650
                  2003                                       333,263
                  2004                                        96,956
                  2005                                        16,936
                  Thereafter                                      --
                                                       -------------

                                                       $   1,310,805

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

The Company had amounts due to Abacus Ventures, Inc., a related party. The balance due to Abacus at December 31, 2001 and 2000 was $2,405,507 and $2,435,007, respectively. Interest associated with amounts due to Abacus is accrued at 10 percent, was $380,927 and $142,042 at December 31, 2001 and 2000, respectively, and is included in accrued liabilities. This note is collateralized by all assets of the Company and is due on demand.

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

NOTE 9 - ACCRUED LIABILITIES

As of December 31, 2001, the Company had accrued liabilities in the amount of $1,982,445 for delinquent payroll taxes, including interest estimated at $215,268 and penalties estimated at $242,989. Of this amount, approximately $257,510 was due the State of Utah. Concerning the amount owed the State of Utah, during the first quarter of 2002, the Company negotiated a monthly payment schedule of $4,000, which did not provide for the forgiveness of any taxes, penalties or interest. Approximately $1,713,996 is owed to the Internal Revenue Service (IRS). During the first quarter of 2002, the Company negotiated a payment schedule with respect to this amount, pursuant to which the Company is currently making monthly payments of $25,000. Approximately $10,939 is owed the State of Colorado.

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

Common Stock Issued for Conversion of Debt - The Company entered into a settlement related to a lawsuit involving amounts owed to a vendor. The total amount owed to the vendor was $646,284. This amount was satisfied through the payment of $83,000 cash, the issuance of notes payable totaling $239,000 and the issuance of 5,281,050 shares of common stock at $0.06 per share for the remaining $324,284. The $0.06 per share was the fair value of the stock based on the closing stock price on the date of the settlement.

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

Non-Employee Grant - During 2001, the Company granted options to purchase 3,000,000 shares of common stock to a non-employee sales consultant as the settlement of a $200,000 prepaid sales commission agreement. The options vested on the date granted and expire in September 2006. The exercise price of these options was $.00067 per share. Because there is not an active market for the Company's common stock, in this case the fair value of the sales commission agreement is more reliably measurable, and the value of the options was determined to be $200,000 in accordance with the provisions of SFAS No. 123. By December 31, 2001, the sales consultant had not generated any sales and management felt the probability that the sales consultant would generate any future sales was remote. Accordingly, the $200,000 was expensed December 31, 2001. All 3,000,000 options were exercised during 2001 for cash proceeds of $2,010. There were no non-employee options outstanding at December 31, 2001.

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



                                                              Electronics         Ethernet
                     2001                                        Assembly        Technology      Total
                     ----                                     -------------     -----------  -----------


         Sales to external customers                          $   1,352,085     $     518,763    $   1,870,848
         Intersegment sales                                         309,374                --          309,374
         Segment loss                                            (2,645,458)         (597,000)      (3,242,458)
         Segment assets                                           2,861,627           434,471        3,296,098
         Depreciation and amortization                              519,217            20,873          540,090

                     2000

         Sales to external customers                          $   4,686,045     $   1,687,051    $   6,373,096
         Intersegment sales                                       1,015,349            40,423        1,055,772
         Segment loss                                            (3,925,332)       (1,229,248)      (5,154,580)
         Segment assets                                           3,916,774           854,806        4,771,580
         Depreciation and amortization                              687,802           273,704          961,506


              Sales                                                                      2001             2000
              -----                                                             -------------    -------------

         Total sales for reportable segments                                    $   2,180,222    $   7,428,868
         Elimination of intersegment sales                                           (309,374)      (1,055,772)
                                                                                -------------    -------------
         Consolidated net sales                                                 $   1,870,848    $   6,373,096
                                                                                =============    =============


              Net Loss

         Net loss for reportable segments                                       $  (3,242,458)   $  (5,154,580)

         Elimination of intersegment losses                                           309,374          974,926
                                                                                -------------    -------------

                                                                                $  (2,933,084)   $  (4,179,654)
                                                                                =============    =============

              Total Assets

         Total assets for reportable segments                                   $   3,296,098    $   4,771,580
         Adjustment for intersegment amounts                                          289,388         (154,790)
                                                                                -------------    -------------

         Consolidated total assets                                              $   3,585,486    $   4,616,790
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

Effective January 18, 2002, the Company entered into a settlement agreement which required the Company to pay the plaintiff the sum of $250,000. This amount did not exceed the amount of rent accrued and payable at December 31, 2000, therefore this was treated as a conversion of accrued liabilities to notes payable. The remainder, $170,000, was treated as a reduction of rent during the year ended December 31, 2001, due to a change in estimate of rent expense. Of this amount, $25,000 was paid upon execution of the settlement, and the balance, together with interest at 8% per annum, is payable by July 18, 2002. As security for payment of the balance, the Company executed and delivered to the plaintiff a Confession of Judgment and also issued 3,000,000 shares of common stock, which are currently held in escrow. If seventy-five percent (75%) of the balance has not been paid by May 18, 2002, the Company has agreed to prepare and file with the Securities & Exchange Commission, at its own expense, a registration statement with respect to the escrowed shares. If, by July 18, 2002, the registration of the escrowed shares of the Company's common stock is not completed and such shares are not replaced with registered, free-trading common stock in an amount sufficient to cover the liability to Sunborne, Sunborne may file the Confession of Judgment and proceed with execution thereon.

Common Stock issued for Debt - Effective January 14, 2002, the Company entered into four substantially identical agreements with existing shareholders pursuant to which the Company issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share, the fair value of the shares on the date of the agreements as determined by market prices, for $500,000 in cash and the cancellation of $2,749,090 of notes payable. No gain or loss has been recognized on these transactions as the fair value of the stock issued was equal to the consideration given by the shareholders.

Employee Stock Options - Subsequent to year-end, the Company issued employees options to purchase 5,000,000 shares of common stock at prices ranging from $0.045 to $0.05. These options vest immediately and expire five years from the grant date. The employees have exercised all 5,000,000 options to purchase shares of common stock.