Form 10QSB/A
period 2002-03-31
CIRTRAN CORP
filed 2002-09-30
CIK 813716

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

                         Commission file number 0-26059

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)



               Nevada                                   68-0121636
      ----------------------------                      -----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No)
     incorporation or organization)


         4125 South 6000 West
         West Valley City, Utah                            84128
         ----------------------                            ------
 Address of Principal Executive Offices)                 (Zip Code)


                                 (801) 963-5112
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                Yes X No
                                   ---   ----


         The number of shares outstanding of the registrant's common stock as of May 20, 2002: 212,272,191.


      Transitional Small Business Disclosure Format (check one): Yes    NO  X
                                                                    ----  -----

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

Commitments and Contingencies

Stockholders' Deficit
     Common stock, par value $0.001;  authorized  750,000,000 shares; issued and outstanding 209,272,191 at March 31, 2002 before 3,000,000 shares held in escrow at no cost and
        160,951,005 at December 31, 2001                                                  209,272                    160,951
     Additional paid-in capital                                                         9,412,933                  5,977,164
     Accumulated deficit                                                              (13,506,249)               (13,080,492)
                                                                              --------------------        -------------------
          Total Stockholders' Deficit                                                  (3,884,044)                (6,942,377)
                                                                              --------------------        -------------------
Total Liabilities and Stockholders' Deficit                                         $   3,928,314              $   3,585,486
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

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                                                For the Three Months Ended,
                                                                                         March 31,
                                                                         ------------------------------------------
                                                                                 2002                2001
                                                                         ------------------------------------------
Supplemental disclosure of cash flow information

Cash paid for interest                                                           $     44,891           $   13,054

Noncash investing and financing activities

Notes payable issued for accounts payable                                        $    326,195           $        -
Common stock issued for notes payable to stockholders                               1,250,000                    -
Common stock issued for notes payable                                               1,499,090                    -
Common stock issued to escrow                                                               -                    -


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

Abacus Ventures, Inc. (Abacus) purchased the Company's line of credit from the lender. During the quarter ended March 31, 2002, the Company has entered into an agreement whereby the Company has exchanged common stock, issued to certain principles of Abacus, for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will
                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

be able to service. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. The Company has initiated new credit arrangements for smaller dollar amounts with certain vendors and will pursue a new line of credit after negotiations with certain vendors are complete. If successful, these plans may add significant equity to the Company. There is no assurance that these transactions will occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholder  Notes  Payable  --The  Company  paid  cash  and  issued  stock as a settlement of the principal amounts due on two separate notes payable to stockholders. The balance due to stockholders at March 31, 2002 and December 31, 2001 was $0 and $1,390,125, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent, was $210,734 and $205,402 at March 31, 2002 and December 31, 2001, respectively, and is included in accrued liabilities. These notes are due on demand.

Abacus Transactions -- During the three months ended March 31, 2002, Abacus Ventures completed negotiations with several vendors of the Company, whereby Abacus purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $326,195. As a partial payment of the amount owed, the Company has agreed to pay certain legal fees of Abacus that were incurred as part of the negotiations with the vendors. The Company has recorded this transaction as a $326,195 non-cash increase to the note payable owed to Abacus, pursuant to the terms of the Abacus agreement.

Additionally, the Company entered into a bridge loan agreement with Abacus Ventures. This agreement allows the Company to request funds from Abacus to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. The principal balance cannot exceed $600,000 at any point in time. During the three months ended March 31, 2002, the Company was advanced $200,000 and made cash payments of $83,025 for an outstanding balance on the bridge loan of $116,975. The total principal amount owed to Abacus Ventures between the note payable and the bridge loan was $1,349,587 as of March 31, 2002.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes -- As of March 31, 2002, the Company had accrued liabilities in the amount of $2,129,123 for delinquent payroll taxes, including interest estimated at $246,219 and penalties estimated at $253,001. Of this amount, the Company owed the Internal Revenue Service ("IRS") approximately $1,847,813, the State of Utah approximately $270,371 and the State of Colorado approximately $10,939. The Company has negotiated payment schedules with the IRS and the State of Utah in the amounts of $25,000 and $4,000 per month respectively.

Settlement of Litigation - The Company settled the lawsuit that alleged a breach of facilities sublease agreement involving facilities located in Colorado. The Company's liability in this action was originally estimated to range up to $2.5 million. The Company subsequently filed a counter suit in the same court for an amount exceeding $500,000 for missing equipment.

Effective January 18, 2002, the Company entered into a settlement agreement which required the Company to pay the plaintiff the sum of $250,000, which had previously been accrued as rent expense. The remainder, $170,000, was treated as a reduction of rent during the year ended December 31, 2001, due to a change in estimate of rent expense. Of this amount, $25,000 was paid upon execution of the settlement, and the balance, together with interest at 8% per annum, is payable by July 18, 2002. As security for payment of the balance, the Company executed and delivered to the plaintiff a Confession of Judgment and also issued 3,000,000 shares of common stock, which are currently held in escrow and have been treated as treasury stock recorded at a cost of $250,000. If seventy-five percent (75%) of the balance has not been paid by May 18, 2002, the Company has agreed to prepare and file with the Securities & Exchange Commission, at its own expense, a registration statement with respect to the escrowed shares. If, by July 18, 2002, the registration of the escrowed shares of the Company's common stock is not completed and such shares are not replaced with registered, free-trading common stock in an amount sufficient to cover the liability to Sunborne, Sunborne may file the Confession of Judgment and proceed with execution thereon.

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



             March 31, 2002                                      Assembly        Technology           Total
             --------------                                   -------------     -----------        -----------

         Sales to external customers                          $     338,358     $     302,972    $     641,330
         Intersegment sales                                         154,246               __           154,246
         Segment loss                                              (566,701)          (13,302)        (580,003)
         Segment assets                                           3,270,995           628,091        3,899,086
         Depreciation and amortization                              127,396             5,236          132,632

             March 31, 2001

         Sales to external customers                          $     381,534     $     268,951    $     650,485
         Intersegment sales                                         177,749                --          177,749
         Segment loss                                              (844,005)         (134,362)        (978,367)
         Segment assets                                           3,581,888           511,986        4,093,874

         Sales                                                                           2002             2001
         -----                                                                  -------------    -------------

              Total sales for reportable segments                               $     795,576    $     828,234
              Elimination of intersegment sales                                      (154,246)        (177,749)
                                                                                -------------    -------------

                       Consolidated net sales                                   $     641,330    $     650,485
                                                                                =============    =============

              Net Loss

              Net loss for reportable segments                                       (580,003)        (978,367)
              Elimination of intersegment losses                                $     154,246    $     177,749
                                                                                -------------    -------------

                                                                                $    (425,757)   $    (800,618)
                                                                                =============    =============

         Total Assets                                                                March 31,     December 31,
                                                                                         2002             2001
                                                                                -------------    -------------
              Total assets for reportable segments                              $   3,899,086    $   3,296,098
              Adjustment for intersegment amounts                                      29,228          289,388
                                                                                -------------    -------------

                          Consolidated total assets                             $   3,928,314    $   3,585,486
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

Critical Accounting Policies

We considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure beyond those matters previously disclosed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

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

         Interest Expense

Interest expense for the three months ended March 31, 2002 was $136,880, compared to $245,221 during the same period in 2001. This represents a decrease of $108,341 and is primarily attributable to a decrease in delinquent payroll tax penalties, which were previously recorded as part of interest expense, and to the conversion of certain notes payable and stockholder notes payable in January of 2002 into restricted shares of our common stock. As of March 31, 2002, we had accrued liabilities in the amount of $2,129,123 for delinquent payroll taxes, including interest estimated at $246,219 and penalties estimated at $253,001.

As a result of the above factors, our overall net loss decreased 46.8% to $425,757 for the three-month period ended March 31, 2002, from $800,618 during the same period in 2001.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses. Our net loss from operations for the year ending December 31, 2001 was $2,160,262, and our net loss from operations for the three-month period ending March 31, 2002 was $298,394. Our accumulated deficit was $13,080,492 at December 31, 2001 and $13,506,249 at March 31, 2002. Our current liabilities exceeded our current assets by $7,832,259 as of December 31, 2001 and by $4,661,141 as of March 31, 2002. We recorded negative cash flows from operations for the year ended December 31, 2001 and the three-month period ended March 31, 2002 of $288,724 and $677,205, respectively.

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

         Accounts Receivable

By March 31, 2002 accounts receivable had increased to $663,681, net of an allowance for doubtful accounts of $66,178, from $369,250, net of an allowance for doubtful accounts of $66,316 at December 31, 2001. This significant increase in accounts receivable is reflective of an increase in sales during the first three months of 2002, the bulk of which occurred toward the end of the period, resulting in a higher-than-normal amount for accounts receivable at period-end.

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

         Liquidity and Financing Arrangements

We sustained losses from operations of $298,394 and $555,397 for the quarters ended March 31, 2002 and 2001, respectively. We had accumulated deficits of $13,080,492 and $13,506,249 at March 31, 2002 and December 31, 2001,
respectively, and total stockholders' deficits of $3,884,044 and $6,942,377, respectively, as of such dates. As of December 31, 2001, our monthly operating costs and interest expenses averaged approximately $205,000 per month. As of March 31, 2002, this amount had increased to to approximately $219,000 per month. In addition, the total amount per month that we have committed to paying against accrued liabilities and notes payable pursuant to various settlements for outstanding debt, litigation and delinquent payroll taxes is currently approximately $38,000.

Since February 2000, we have operated without a line of credit. Abacus Ventures, Inc., an entity whose shareholders include the Saliba Private Annuity Trust, one of our major shareholders, and a related entity, the Saliba Living Trust, purchased our line of credit of $2,792,609, and this amount was converted into a note payable to Abacus bearing an interest rate of 10%. As of December 31, 2001, a total of $2,405,507, plus $380,927 in accrued interest, was owed to Abacus pursuant to this note payable. In January 2002, we entered into agreements with the Saliba Private Annuity Trust and the Saliba Living Trust to exchange 19,987,853 shares of our common stock for $1,499,090 in principal amount of this debt and to issue an additional 6,666,665 shares to these trusts for $500,000 cash.

In January 2002, in addition to the above-described transactions with the Saliba trusts, we also issued 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable to two other stockholders.

During the three months ended March 31, 2002, Abacus Ventures completed negotiations with several of our vendors, whereby Abacus purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $326,195. As a partial payment of the amount owed, we agreed to pay certain legal fees of Abacus that were incurred as part of the negotiations with the vendors. We recorded this transaction as a $326,195 non-cash increase to the note payable owed to Abacus, pursuant to the terms of the Abacus agreement.

Additionally, we entered into a bridge loan agreement with Abacus Ventures. This agreement allows us to request funds from Abacus to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. The principal balance cannot exceed $600,000 at any point in time. During the three months ended March 31, 2002, we were advanced $200,000 and made cash payments of $83,025 for an outstanding balance on the bridge loan of $116,975. The total principal amount owed to Abacus Ventures between the note payable and the bridge loan was $1,349,587 as of March 31, 2002.

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

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

As of December 31, 2001, we had accrued liabilities in the amount of $1,982,445 for delinquent payroll taxes, including interest estimated at $215,268 and penalties estimated at $242,989. Of this amount, approximately $257,510 was due the State of Utah. Concerning the amount owed the State of Utah, during the first quarter of 2002, we negotiated a monthly payment schedule of $4,000, which did not provide for the forgiveness of any taxes, penalties or interest. Approximately $1,713,996 was owed to the Internal Revenue Service as of December 31, 2001. During the first quarter of 2002, we negotiated a payment schedule with respect to this amount, pursuant to which we are currently making monthly payments of $25,000, and we have committed to keeping current on deposits of our federal withholding amounts. In addition to the amounts owed to the State of Utah and the IRS, approximately $10,939 was owed to the State of Colorado as of December 31, 2001.

We (as successor to Circuit Technology, Inc.) were a defendant in an action in El Paso County, Colorado District Court, brought by Sunborne XII, LLC, a
Colorado limited liability company, for alleged breach of a sublease agreement involving facilities located in Colorado. Our liability in this action was originally estimated to range up to $2.5 million, and we subsequently filed a counter suit in the same court against Sunborne in an amount exceeding $500,000 for missing equipment. Effective January 18, 2002, we entered into a settlement agreement with Sunborne with respect to the above-described litigation. The settlement agreement required us to pay Sunborne the sum of $250,000. Of this amount, $25,000 was paid upon execution of the agreement, and the balance, together with interest at 8% per annum, is payable by July 18, 2002. As security for payment of the balance, we executed and delivered to Sunborne a Confession of Judgment and also issued to Sunborne 3,000,000 shares of our common stock, which are currently held in escrow. If seventy-five percent (75%) of the balance has not been paid by May 18, 2002, we have agreed to prepare and file with the Securities & Exchange Commission, at our expense, a registration statement with respect to the shares that have been escrowed. If, by July 18, 2002, any portion of the balance remains outstanding and a registration statement with respect to the escrowed shares has not been declared effective, Sunborne is entitled to file the Confession of Judgment and proceed with execution thereon. Also pursuant to the terms of the settlement agreement, Sunborne conditionally assigned to us any rights it may have in a claim against our sublessee of Sunborne's premises and agreed to apportion 75% of any net settlement or collection proceeds from this claim to us. If, by July 18, 2002, a registration statement with respect to the escrowed shares has not been declared effective, or if we have abandoned or failed to diligently pursue the claim against the sub-lessee, this conditional assignment shall expire and all rights to the claim will revert back to Sunborne.

Item 2.      Changes in Securities

         Recent Sales of Unregistered Securities

Effective January 14, 2002, we entered into four substantially identical agreements with existing shareholders, one of whom is our president, pursuant to which we issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share for $500,000 in cash and the cancellation of $2,749,090 principal amount of our debt. See above under "Liquidity and Financing Arrangements." The issuance of these securities was made in reliance on Section 4 (2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, all of whom were business associates and existing shareholders and, in one case, one of our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Our officers executed all sales of the securities and received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transaction.

Pursuant to our settlement agreement with Sunborne XII, LLC (see "Part II - Item 1 - Legal Proceedings"), on February 7, 2002, we issued 3,000,000 restricted shares of our common stock as security for the payment of up to $225,000 to Sunborne. These shares were placed in escrow pending performance of our obligations pursuant to the settlement agreement. In the event we pay all amounts owing to Sunborne under the settlement, the certificate representing the shares will be returned to us and the shares will be cancelled. The issuance of these securities was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offering and sale was made to one entity that is a business associate, Sunborne represented their intention to acquire the securities for investment purposes only and not with a view to any further distribution thereof in violation of federal securities laws, and appropriate legends restricting transfer were affixed to the share certificate representing the shares.

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

         Exhibits:

         99.1      Certification pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CIRTRAN CORPORATION

Date:   September 30, 2002                   By: /s/  Iehab J. Hawatmeh,
                                                      President

                                  CERTIFICATION

         I, Iehab J. Hawatmeh, certify that:

1.            I have reviewed this quarterly report on Form 10-QSB/A of CirTran
              Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


September 30, 2002                         /s/  IEHAB J. HAWATMEH
                                           Iehab J. Hawatmeh, President,
                                           Chief Financial Officer and Director