Form 10QSB
period 2002-09-30
CIRTRAN CORP
filed 2002-11-20
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ________ to ________.


                         Commission file number 0-26059

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                          68-0121636
----------------------------                          -----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



4125 South 6000 West
West Valley City, Utah                                     84128
----------------------                                     ---------
Address of Principal Executive Offices)                    (Zip Code)


(801) 963-5112
(Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the registrant's common stock as of November 19, 2002: 209,272,191.


Transitional Small Business Disclosure Format (check one): Yes        NO  X
                                                               ------     --

Table of Contents


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

            Balance Sheets as of November 30, 2002 (unaudited) and            3
            December 31, 2001

            Statements of Operations for the Nine Months ended                4
            September 30, 2002 (unaudited) and 2001 (unaudited)

            Statements of Cash Flows for the Nine Months ended                5
            September 30, 2002 (unaudited) and 2001 (unaudited)

            Notes to Condensed Consolidated Financial Statements              7
            (unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition and
               Results of Operation                                           13

Item 3     Controls and Procedures                                            16


PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                                  16

Item 2     Changes in Securities                                              20

Item 5     Other Information                                                  20

Item 6     Exhibits and Reports on Form 8-K                                   20

Signatures                                                                    21

                                                                        September 30,  December 31,
                                                                       -------------   -------------
                                                                           2002            2001
                                                                       -------------   -------------

                                ASSETS
Current assets
Cash and cash equivalents                                              $        882    $        499
Trade accounts receivable, net of allowance for doubtful accounts
of $32,317 and $66,316, respectively                                        158,807         369,250
Inventories                                                               1,624,543       1,773,888
Subscription receivable                                                      25,000               -
Other                                                                       100,561          97,037
                                                                       -------------   -------------
Total current assets                                                      1,909,793       2,240,674

Property and equipment, at cost, net                                        968,371       1,333,925
Other assets, net                                                            23,102          10,887
                                                                       -------------   -------------
Total Assets                                                           $  2,901,266    $  3,585,486
                                                                       =============   =============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                               $    123,268    $    159,964
Accounts payable                                                          1,297,281       2,141,290
Accrued liabilities                                                       3,230,117       3,071,191
Notes payable to stockholders                                                 2,465       1,390,125
Notes payable to related parties                                          1,547,397       2,405,507
Current maturities of capital lease obligations                                   -          41,206
Current maturities of long-term notes payable                             1,157,656         863,650
                                                                       -------------   -------------
Total current liabilities                                                 7,358,184      10,072,933
                                                                       -------------   -------------

Long-Term Liabilities
Long-term notes payable, less current maturities                            201,206         447,155
Capital lease obligations, less current maturities                                -           7,775
                                                                       -------------   -------------
Total long-term liabilities                                                 201,206         454,930
                                                                       -------------   -------------

Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
    issued and 211,772,191 at September 30, 2002 before 3,000,000 shares held in treasury at no cost and 160,951,005
    at December 31, 2001                                                    211,772         160,951
Additional paid-in capital                                                9,510,433       5,977,164
Accumulated deficit                                                     (14,380,329)    (13,080,492)
                                                                       -------------   -------------
Total Stockholders' Deficit                                              (4,658,124)     (6,942,377)
                                                                       -------------   -------------
Total Liabilities and Stockholders' Deficit                            $  2,901,266    $  3,585,486
                                                                       =============   =============

           See accompanying notes to unaudited condensed consolidated financial statements.

                                                       For the Three Months Ended,           For the Nine Months Ended,
                                                              September 30,                         September 30,
                                                   ------------------------------------  ------------------------------------
                                                         2002               2001               2002               2001
                                                   ------------------ -----------------  -----------------  -----------------

Net Sales                                          $         367,755  $        279,055   $      1,981,103   $      1,350,020

Cost of Sales                                                358,869           308,262          1,735,380          1,159,513
                                                   ------------------ -----------------  -----------------  -----------------

Gross Profit/(Loss)                                            8,886           (29,207)           245,723            190,507

Operating Expenses
Selling, general and administrative expenses                 516,650           584,878          1,400,240          1,873,377
Non-cash compensation expense                                 25,000                 -             25,000                  -
                                                   ------------------ -----------------  -----------------  -----------------
Total Operating Expenses                                     541,650           584,878          1,425,240          1,873,377

Loss From Operations                                        (532,764)         (614,085)        (1,179,517)        (1,682,870)
                                                   ------------------ -----------------  -----------------  -----------------

Other income (expense)
Interest                                                     (41,865)         (124,452)          (282,609)          (667,959)
Other, net                                                        97           195,025            162,289            199,125
                                                   ------------------ -----------------  -----------------  -----------------
                                                             (41,768)           70,573           (120,320)          (468,834)
                                                   ------------------ -----------------  -----------------  -----------------

Net Loss                                           $        (574,532) $       (543,512)  $     (1,299,837)  $     (2,151,704)
                                                   ================== =================  =================  =================

Basic and diluted loss per common share            $           (0.00) $          (0.00)  $          (0.01)  $          (0.01)
                                                   ================== =================  =================  =================
Basic and diluted weighted-average
common shares outstanding                                209,652,626       157,947,744        205,907,734        156,855,950
                                                   ================== =================  =================  =================

           See accompanying notes to unaudited condensed consolidated financial statements.

                                                                                             For the Nine Months Ended,
                                                                                                    September 30,
                                                                                     --------------------------------------------
                                                                                            2002                    2001
                                                                                     --------------------    --------------------

Cash flows from operating activities
Net loss                                                                             $        (1,299,837)    $        (2,151,704)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                                    368,376                 374,791
Provision for loss on trade receivables                                                          (33,999)                 31,399
Settlement of litigation                                                                         (25,000)                      -
Non-cash compensation expense                                                                     25,000
Issuance of common stock options for prepaid commission                                                -                 200,000
Payments made on behalf of the Company
as a settlement of a sublease agreement                                                         (152,500)                      -
Changes in assets and liabilities:
Trade accounts receivable                                                                        244,442                 458,496
Inventories                                                                                      149,345                 (16,936)
Other assets                                                                                      (8,739)               (198,502)
Accounts payable                                                                                (547,727)                397,240
Accrued liabilities                                                                              366,602                 771,738
                                                                                     --------------------    --------------------

Total adjustments                                                                                385,800               2,018,226
                                                                                     --------------------    --------------------

Net cash used in operating activities                                                           (914,037)               (133,478)
                                                                                     --------------------    --------------------

Cash flows from investing activities
Purchase of property and equipment                                                                (2,822)                 (1,844)
                                                                                     --------------------    --------------------

Net cash used in investing activities                                                             (2,822)                 (1,844)
                                                                                     --------------------    --------------------

Cash flows from financing activities
Increase (decrease) in checks written in excess of cash in bank                                  (36,696)                134,841
Payments on notes payable to stockholders                                                       (140,125)                      -
Principal payments on long-term notes payable                                                   (348,402)               (311,462)
Principal payments on capital leases                                                                   -                  (4,550)
Proceeds from long-term notes payable                                                            655,000                       -
Proceeds from notes payable to stockholders                                                        2,465                 305,625
Proceeds from exercise of options to purchase common stock                                       285,000                       -
Proceeds from issuance of common stock                                                           500,000                       -
                                                                                     --------------------    --------------------

Net cash provided by financing activities                                                        917,242                 124,454
                                                                                     --------------------    --------------------

Net increase (decrease) in cash and cash equivalents                                                 383                 (10,868)

Cash and cash equivalents at beginning of period                                                     499                  11,068
                                                                                     --------------------    --------------------

Cash and cash equivalents at end of period                                           $                882    $                200
                                                                                     ====================    ====================


           See accompanying notes to unaudited condensed consolidated financial statements.

                                                                                    For the Nine Months Ended,
                                                                                          September 30,
                                                                           ----------------------------------------------
                                                                                   2002                     2001
                                                                           ---------------------    ---------------------
Supplemental disclosure of cash flow information

Cash paid for interest                                                     $            186,311     $             53,013

Noncash investing and financing activities

Prepaid commission by stock option issuance                                $                  -     $            200,000
Notes payable issued for accounts payable                                               345,263                        -
Common stock issued for notes payable to stockholders                                 1,250,000                        -
Common stock issued for notes payable                                                 1,499,090                        -
Legal fees to be paid on behalf of lender                                               120,000                        -
Accrued interest converted to notes payable                                              41,301                        -
Exercise of options for subscription receivable                                          25,000                        -


           See accompanying notes to unaudited condensed consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2001 Annual Report on Form 10-KSB/A. In particular, the Company's significant accounting principles were presented as
Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained net losses of $1,299,837 and $2,933,084 for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. As of September 30, 2002 and December 31, 2001, the Company had an accumulated deficit of $14,380,329 and $13,080,492, respectively and a total stockholders' deficit of $4,658,124 and $6,942,377, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $914,037 and $288,724 for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.

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

Abacus Ventures, Inc. ("Abacus") purchased the Company's line of credit from the original commercial lender. Abacus is controlled by the Saliba Private Annuity Trust and the Saliba Living Trust, entities which each own more than 5% of the Company's issued and outstanding common stock. During the nine months ended September 30, 2002, the Company entered into an agreement whereby the Company exchanged common stock, issued to certain principles of Abacus, in satisfaction of a portion of the debt due Abacus. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. The Company has initiated new credit arrangements for smaller dollar amounts with certain vendors and will pursue a new line of credit after negotiations with certain vendors are complete. If successful, these plans may add significant equity to the Company. There is no assurance that these transactions will occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable --The Company paid cash and issued stock as a settlement of the principal amounts due on two separate notes payable to stockholders in the aggregate amount of $2,749,090. An additional $2,465 was advanced to the company during the quarter ended September 30, 2002. The principal balance due to stockholders, one of whom is an officer of the Company and the other of whom is an affiliate and creditor of the Company, was $2,465 and $1,390,125 at September 30, 2002 and December 31, 2001, respectively. Interest associated with amounts due to stockholders was accrued at 10 percent. Unpaid accrued interest was $210,734 and $205,402 at September 30, 2002 and December 31, 2001, respectively, and is included in accrued liabilities. These notes are due on demand.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Settlement of Litigation - The Company settled a lawsuit that alleged a breach of a sublease agreement involving facilities located in Colorado. The Company's liability in this action was originally estimated to range up to $2.5 million. The Company subsequently filed a counter-suit in the same court for an amount exceeding $500,000 for converted or missing equipment.

Effective January 18, 2002, the Company entered into a settlement agreement which required the Company to pay the sublessor the sum of $250,000. Of this amount, $25,000 was paid upon execution of the settlement, and the balance, together with interest at 8% per annum, was payable by August 18, 2002. As security for payment of the balance, the Company executed and delivered to the sublessor a Confession of Judgment and also issued 3,000,000 shares of common stock, which are currently held in escrow and have been treated as treasury stock recorded at no cost. Because seventy-five percent (75%) of the balance had not been paid by May 18, 2002, the Company was required to prepare and file with the Securities and Exchange Commission, at its own expense, a registration statement with respect to the escrowed shares. Because, by July 18, 2002, the remaining balance had not been paid, the registration statement with respect to the escrowed shares had not been declared effective, and the Company had not replaced the escrowed shares with registered shares pursuant to the terms of the settlement agreement, the sublessor has filed the Confession of Judgment and proceeded to execute thereon. The Company is currently negotiating with the sublessor to settle this obligation without the release of the shares held in escrow.

In connection with a sublease agreement of these facilities, the Company received a settlement in the amount of $152,500, which has been recorded as other income. The Company did not receive cash from this settlement, but certain obligations of the Company were paid directly. $109,125 of the principal balance of the note related to the settlement mentioned above was paid. The plaintiff has filed a claim that this payment was to be applied against rents owed rather than the note payable. The Company disputes the claim and intends to vigorously defend the action. Also, $7,000 was paid to the Company's legal counsel as a retainer for future services. The remaining $36,375 was paid to the above mentioned sublessor as a settlement of rent expense.

Litigation - In December 1999, a vendor of the Company filed a lawsuit that alleges breach of contract and seeks payment in the amount of approximately $213,000 of punitive damages from the Company related to the Company's non-payment for materials provided by the vendor. The Company denies all substantive allegations made by the vendor and intends to vigorously contest the case.

The Company has been a party to a lawsuit with a customer stemming from an alleged breach of contract. In July 2002, the Company reached a settlement with the customer in which the customer was to make payments from August 1, 2002 through October 29, 2002 to the Company totaling $265,000. As part of the settlement, the Company returned inventory valued at $158,010, settled receivables from the customer of 287,277, settled payables owed to the customer in the amount of $180,287 and sold inventory to a company related to the customer for $13,949. At September 30, 2002 the Company had received $185,000. Subsequent to September 30, 2002, the final payment of $80,000 was received.

During October 1999 a former vendor of the Company brought action against the Company alleging that the Company owed approximately $199,600 for materials and services and terms of a promissory note. The Company entered a settlement agreement under which the Company is to pay $6,256.24 each month until the obligation and interest thereon are paid. This did not represent the forgiveness of any obligation, simply the restructuring of the terms of the previous agreement. The Company has defaulted on its payment obligations under the settlement agreement. The Company is currently negotiating a new settlement agreement.

Judgment was entered in favor of a vendor during March 2002, in the amount of $181,342 for nonpayment of costs of goods or services provided to the Company. At December 31, 2001 the Company had accrued the entire amount of the claim. The Company is currently in settlement negotiations with the vendor.

An individual filed suit during January 2001, seeking to recover the principal sum of $135,941, plus interest on a promissory note. The parties are presently negotiating settlement.

During March 2000 a vendor brought suit against the Company under allegations that the Company owed approximately $97,000 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company issued a note payable to the vendor in settlement of the amount owed and is required to pay the vendor $1,972 each month until paid. The Company is currently in default on this obligation and is currently negotiating a new settlement agreement.

A financial institution brought suit against the Company during February 2000, under allegations that the Company owed approximately $439,000 for a loan provided to the Company for the Company's use and benefit. Judgment was entered against the Company and certain guarantors in the amount of $427,291.69 plus interest at the rate of 8.61% per annum from June 27, 2000. The Company has subsequently made payments to Wells Fargo, reducing the obligation to $273,089at September 30, 2002, plus interest accruing from January 1, 2002. Negotiations for settlement of the remaining claims are underway.

Suit was brought against the Company during April, 2001, by a former shareholder under allegations that the Company owed $121,825 under the terms of a promissory note. A Stipulation for Settlement and for Entry of Judgment was executed by the parties wherein the Company agreed to arrange for payment of a principal amount of $145,000 in 48 monthly installments. The Company made seven payments and then failed to make subsequent payments, at which time the shareholder obtained a consent judgment against the Company. The Company is currently in settlement negotiations with Mr. Madanat regarding the judgment.

The Company is the defendant in numerous legal actions primarily resulting from nonpayment of vendor invoices for goods and services received. The Company has accrued the payables and is currently in the process of negotiating settlements with these vendors.

Registration Rights -In connection with the conversion of certain debt to equity, the Company has granted the holders of 5,281,050 shares of common stock the right to include 50% of the common stock of the holders in any registration of common stock of the Company under the Securities Act for offers to sell to the public (subject to certain exceptions). The Company has also agreed to keep any filed registration statement effective for a period of 180 days at its own expense.

Additionally, in connection with the Company's entering into an Equity Line of Credit Agreement (described in Note 9), the Company granted to the equity line investor (the "Equity Line Investor") registration rights, in connection with which the Company is required to file a registration statement covering the resale of shares put to the Equity Line Investor under the equity line. The Company is also required to keep the registration statement effective until two years following the date of the last advance under the equity line. The Company has not yet filed such registration statement.

Accrued Payroll Tax Liabilities--As of September 30, 2002, the Company had accrued liabilities in the amount of $2,219,709 for delinquent payroll taxes, including interest estimated at $281,689 and penalties estimated at $264,249. Of this amount, approximately $301,980 was due the State of Utah. During the first quarter of 2002, the Company negotiated a monthly payment schedule of $4,000 to the State of Utah, which did not provide for the forgiveness of any taxes, penalties or interest. These monthly payments were not made during the third quarter. Approximately $1,906,790 is owed to the Internal Revenue Service. During the first quarter of 2002, the Company negotiated a payment schedule with respect to this amount, pursuant to which monthly payments of $25,000 were required. In addition, the Company committed to making timely future deposits of federal withholding amounts. The required monthly payments were made during each of the three months during the second quarter. None of the monthly payments were made during the third quarter. In addition, the Company failed to pay several of its current withholding obligations. Approximately $10,939 is owed to the State of Colorado.

NOTE 5 - NOTES PAYABLE

During the nine months ended September 30, 2002, Abacus completed negotiations with several vendors of the Company, whereby Abacus purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $345,263. As a partial payment of the amount owed, the Company has agreed to pay certain legal fees of Abacus that were incurred as part of the negotiations with the vendors. The Company has recorded this transaction as a $345,263 non-cash increase and a $120,000 non-cash payment to the note payable owed to Abacus, pursuant to the terms of the Abacus agreement.

Additionally, the Company entered into a bridge loan agreement with Abacus. This agreement allows the Company to request funds from Abacus to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. The principal balance cannot exceed $600,000 at any point in time. During the nine months ended September 30, 2002, the Company received advances of $655,000 and made cash payments of $156,258 for an outstanding balance on the bridge loan of $498,742. The aggregate principal amount owed to Abacus between the note payable and the bridge loan was $1,547,397 as of September 30, 2002, together with accrued and unpaid interest of $483,635.

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock Issued for Cash and Debt - Effective January 14, 2002, the Company entered into four substantially identical agreements with existing shareholders, one of whom is an officer of the Company, and two others of whom are affiliates and principal shareholders of Abacus, a creditor of the Company, pursuant to which the Company issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share, the fair value of the shares, for $500,000 in cash and the reduction of principal of $1,499,090 of notes payable and $1,250,000 of notes payable to stockholders. No gain or loss has been recognized on these transactions as the fair value of the stock issued was equal to the consideration given by the shareholders

NOTE 7 - STOCK OPTIONS AND WARRANTS

Employee Grants -During March 2002, the Company granted options to purchase 5,000,000 shares of common stock to certain employees of the Company pursuant to the 2001 Plan. These options vested on the date of grant. The exercise price for the options was $0.045 to $0.05 per share, the fair value of the Company's common stock on the dates of grant. The employees exercised all 5,000,000 options for $235,000 cash during the first quarter.

The Company granted options to purchase 2,500,000 shares of common stock at $0.03 per share to an employee in July 2002. These options vested immediately and expire in September 2006. The Company's common stock had a fair value of $0.04 per share at the time these options were granted. Compensation relating to these options of $25,000 or $0.01 per share was recognized at the time of grant.

NOTE 8 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has two reportable segments; electronics assembly and Ethernet technology. The electronics assembly segment manufactures and assembles circuit boards and electronic component cables. The Ethernet technology segment designs and manufactures Ethernet cards. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-KSB/A for the period ending December 31, 2001. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                                                Electronics       Ethernet
             September 30, 2002                                  Assembly        Technology            Total
             ------------------                               ---------------   --------------   --------------
             Sales to external customers                      $   1,547,594     $     433,509    $   1,981,103
             Intersegment sales                                     179,451                --          179,451
             Segment loss                                        (1,336,695)         (142,593)      (1,479,288)
             Segment assets                                       2,237,298           333,235        2,570,533
             Depreciation and amortization                          352,674            15,703          368,376

                September 30, 2001
             Sales to external customers                      $     966,578     $     383,442    $   1,350,020
             Intersegment sales                                     262,832                --          262,832
             Segment loss                                        (2,422,553)            8,017       (2,414,536)
             Segment assets                                       3,294,486           476,454        3,770,940
             Depreciation and amortization                          363,269            11,522          374,791



                                                                                       September 30,
              Sales                                                                 2002           2001
              -----                                                             -------------    -------------

              Total sales for reportable segments                               $   2,160,554    $   1,612,852
              Elimination of intersegment sales                                      (179,451)        (262,832)
                                                                                -------------    -------------

              Consolidated net sales                                            $   1,981,103    $   1,350,020
                                                                                =============    =============

              Net Loss

              Net loss for reportable segments                                  $  (1,479,288)   $  (2,414,536)
              Elimination of intersegment losses                                      179,451          262,832
                                                                                -------------    -------------

                                                                                $  (1,299,837)   $  (2,151,704)
                                                                                =============    =============

                                                                                September        December,
              Total Assets                                                      30, 2002         31, 2001
              ------------                                                      -------------    -------------

              Total assets for reportable segments                              $   2,570,533    $   3,296,098
              Adjustment for intersegment amounts                                     330,733          289,388
                                                                                -------------    -------------

              Consolidated total assets                                         $   2,901,266    $   3,585,486
                                                                                =============    =============


NOTE 9 - SUBSEQUENT EVENTS

On November 5, 2002, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with a private investor (the "Equity Line Investor" or "Selling Shareholder")). Under the Equity Line Agreement, the Company has the right to draw up to $5,000,000 from the Equity Line Investor against an equity line of credit (the "Equity Line"), and to put to the Equity Line Investor shares of the Company's common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of the Company's common stock over the five trading days after the advance notice is tendered. The maximum amount of any single draw is $85,000. The Equity Line Investor is required under the

Equity Line Agreement to tender the funds requested by the Company within two trading days after the five-trading-day period used to determine the market price.

In connection with the Equity Line Agreement, the Company granted registration rights to the Equity Line Investor, in connection with which the Company is required to use its best efforts and at its own cost file a registration statement and have it declared effective by the Securities and Exchange Commission. The Company has not yet filed such registration statement. The Company is unable to draw on the Equity Line until the registration statement has been declared effective.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Forward-looking statements

All statements made herein, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of operations and other such matters, are forward-looking statements. Any one or a combination of factors could materially affect the Company's operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of parts inventory, creditor actions, and conditions in the capital markets. Forward-looking statements made by the Company are based on knowledge of the Company's business and the environment in which the Company currently operates. Because of the factors listed above, as well as other factors beyond the Company's control, actual results may differ from those in the forward-looking statements.

Overview

The Company provides a mixture of high- and medium-size volume turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole and custom injection molded cabling for leading electronics OEMs in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. The Company's services include pre-manufacturing, manufacturing and post-manufacturing services. Through the Company's subsidiary, Racore Technology Corporation, the Company designs and manufactures Ethernet technology products. The Company's goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

Critical Accounting Policies

The Company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure beyond those matters previously disclosed in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

Results of Operations

         Sales and Cost of Sales

Net sales for the three-month period ended September 30, 2002, increased 31.8% to $367,755, as compared to net sales of $279,055 during the same three-month period in 2001. Net sales for the nine-month period ended September 30, 2002 increased 46.7% to $1,981,103, from $1,350,020 during the same period in 2001.

Cost of sales during the three-month period ended September 30, 2002 was $358,869, as compared to $308,262 during the same period in 2001. Cost of sales during the nine-month period ended September 30, 2002 was $1,735,380, as compared to $1,159,513 during the same nine-month period in 2001. Gross profit percentage for the three-month period ended September 30, 2002 was 2.4%, as compared to (10.5)% during the same three-month period in 2001. The gross profit percentage for the nine-month period ended September 30, 2002 was 12.4%, as compared to 14.1% during the same nine-month period in 2001.

         Selling, General and Administrative Expenses

During the three-month period ended September 30, 2002, selling, general and administrative expenses were $516,650, as compared to $584,878 for the same period in 2001, representing an 11.7% decrease. During the nine-month period ended September 30, 2002, selling, general and administrative expenses were $1,400,240, as compared to $1,873,377, a 25.3% decrease. Due to an increase in sales and a decrease in selling, general and administrative expenses, the amount of such expenses as a percentage of sales decreased from greater than 100% for the nine months ended September 30, 2001 to 70.7% for the nine months ended September 30, 2002. The decrease in the Company's selling, general and administrative expenses has been primarily attributable to an almost 50% reduction in the size of the Company's workforce.

         Interest Expense

Interest expense for the three-month period ended September 30, 2002 was $41,865, compared to $124,452 for the same period in 2001, a reduction of $82,587, or 66.4%. Interest expense for the nine-month period ended September 30, 2002 was $282,609, compared to $667,959 during the same period in 2001, a reduction of $385,350, or 57.7%. These decreases are primarily attributable to conversion of a significant amount of debt to equity in January 2002 and to a decrease in delinquent payroll tax penalties, which were previously recorded as part of interest expense. As of September 30, 2002, the Company's liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,219,709. See "Part II - Item 1 - Legal Proceedings."

As a result of the above factors, the Company's overall net loss decreased 39.6% to $1,299,837 for the nine-month period ended September 30, 2002, from $2,151,704 for the same period in 2001. The Company's net loss for the three-month period ended September 30, 2002 increased by 5.7% to $574,532, as compared to a net loss of $543,512 for the same period in 2001.

Liquidity and Capital Resources

The Company's operating expenses are currently greater than revenues. The Company has a history of losses. Net loss from operations for the nine-month period ending September 30, 2002 was $1,299,837, and net loss from operations for the year ending December 31, 2001 was $2,933,084. Accumulated deficit was $14,380,329 at September 30, 2002 and was $13,080,492 at December 31, 2001.
Current liabilities exceeded current assets by $5,448,391 at September 30, 2002, and by $7,832,259 as of December 31, 2001. The Company recorded negative cash flows from operations for the nine-month period ending September 30, 2002 and the year ended December 31, 2001 of $914,037 and $288,724, respectively.

         Cash

On September 30, 2002, the Company had $882 cash on hand, as compared to $499 at December 31, 2001. The amount of checks written in excess of cash in bank decreased from $159,964 at December 31, 2001 to $123,268 at September 30, 2002.

Net cash used in operating activities was $914,037 for the period ended September 30, 2002, compared to $133,478 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, net cash used by operations was primarily attributable to net loss of $1,299,837, decreases in accounts payable of $547,727, and payments of $152,500 made in settlement of litigation, offset by a decrease in trade accounts receivable of $244,442 and non-cash charges of $368,376 for depreciation and amortization.

Net cash used in investing activities during the nine months ended September 30, 2002 and 2001, consisted of equipment purchases of $2,822 and $1,844, respectively. Net cash provided by financing activities during the nine-month period ended September 30, 2002 was $917,242. Cash proceeds of $500,000 from the issuance of restricted common stock, $285,000 from the issuance of stock upon exercise of stock options, and $655,000 from long-term notes payable were offset by principal payments of $348,402 on long-term notes payable, $140,125 on notes payable to stockholders and a $36,696 decrease in the dollar amount of checks written in excess of cash in bank.

Noncash investing and financing activities during the period ended September 30, 2002 consisted of reclassifying $345,263 from notes payable to accounts payable (see below under "Accounts Payable"), the cancellation of $1,250,000 in notes payable to stockholders in exchange for issuance of restricted common stock, the cancellation of $1,499,090 in notes payable in exchange for the issuance of restricted common stock (see below under "Liquidity and Financing Arrangements"), and the allocation of $120,000 to be paid for legal fees in connection with obligations of the Company to be purchased by Abacus Ventures, Inc. ("Abacus"). See "Liquidity and Financing Arrangements," below.

         Accounts Receivable

By September 30, 2002, accounts receivable had decreased to $158,807 (net of an allowance for doubtful accounts of $32,317), as compared to accounts receivable of $369,250 at December 31, 2002 (net of an allowance for doubtful accounts of $66,316). This significant decrease in accounts receivable is reflective of the Company's increased collection efforts.

         Accounts Payable

Accounts payable were $1,297,281 at September 30, 2002, as compared to $2,141,290 at December 31, 2001. This decrease is primarily attributable to payments to vendors from $500,000 in cash provided by the issuance of restricted common stock in January 2002 and the conversion of $345,263 of accounts payable to notes payable to Abacus Ventures, Inc., offset by increases in trade payables incurred in conjunction with the Company's increased sales.

         Liquidity and Financing Arrangements

The Company sustained losses from operations of $1,179,517 and $1,682,870 for the nine months ended September 30, 2002 and 2001, respectively, and losses from operations of $532,764 and $614,085 for the quarters ended September 30, 2002 and 2001, respectively. The Company had accumulated deficits of $14,380,329 and $13,080,492 at September 30, 2002 and December 31, 2001, respectively, and total stockholders' deficits of $4,658,124 and $6,942,377, respectively, as of such dates. As of December 31, 2001, the Company's monthly operating costs and interest expenses averaged approximately $205,000 per month. As of September 30, 2002, this amount had decreased to approximately $145,000 per month.

Since February 2000, the Company has operated without a line of credit. Abacus, an entity whose shareholders include the Saliba Private Annuity Trust, one of the Company's major shareholders, and a related entity, the Saliba Living Trust, purchased the Company's line of credit of $2,792,609 from the Company's original commercial lender, and this amount was converted into a note payable to Abacus bearing an interest rate of 10%. As of December 31, 2001, a total of $2,405,507, plus $380,927 in accrued interest, was owed to Abacus pursuant to this note payable. In January 2002, the Company entered into agreements with the Saliba Private Annuity Trust and the Saliba Living Trust to exchange 19,987,853 shares of the Company's common stock for $1,499,090 in principal amount of this debt and to issue an additional 6,666,665 restricted shares to these entities for $500,000 cash.

In January 2002, in addition to the above-described transactions with the Saliba trusts, the Company also issued 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable to two other stockholders.

During the nine-months ended September 30, 2002, Abacus completed negotiations with several of the Company's vendors, whereby Abacus purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $345,263. As a partial payment of the amount owed, the Company agreed to pay certain legal fees of Abacus that were incurred as part of the negotiations with vendors. The Company recorded this transaction as a $345,263 non-cash increase to the note payable owed to Abacus, pursuant to the terms of the Abacus agreement. In addition, Abacus agreed to deduct as an offset of the amount owed to Abacus $120,000, constituting the amounts paid by the Company as legal fees incurred by the Company as part of its negotiations with the Company's vendors. This amount was recorded as a non-cash payment to the note payable owed to Abacus.

Additionally, the Company entered into a bridge loan agreement with Abacus Ventures. This agreement allows the Company to request funds from Abacus to finance the build-up of inventory relating to specific sales. The advances bear interest at 24% and are payable on demand. The principal balance cannot exceed $600,000 at any point in time. During the nine months ended September 30, 2002, the Company received advances of $655,000 and made cash payments of $156,258 for an outstanding balance on the bridge loan of $498,742. The total principal amount owed to Abacus between the note payable and the bridge loan was $1,547,397 as of September 30, 2002, together with accrued and unpaid interest of $ 483,635.

Despite efforts to make the Company's debt-load more serviceable, significant amounts of additional cash will be needed to reduce debt and fund operating losses until such time as the Company is able to become profitable. At September 30, 2002, as at December 31, 2001, the Company was in default of notes payable whose principal amount, not including the amount owing to Abacus, exceeded $666,000. In addition, the principal amount of notes that either mature in 2002 or are payable on demand exceed $1,157,656. The total amount per month that the Company has committed to paying pursuant to various settlements for outstanding debt, litigation and delinquent payroll taxes is currently approximately $42,000, all of which is against accrued liabilities and notes payable. None of these settlements, however, have resulted in the forgiveness of any amounts owed, but have simply resulted in a restructuring in the terms of the various debts.

In conjunction with the Company's efforts to improve results of operations, discussed above, on November 5, 2002, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with an unaffiliated private investor (the "Equity Line Investor"). Under the Equity Line Agreement, the Company has the right to draw up to $5,000,000 from the Equity Line Investor against an equity line of credit (the "Equity Line"), and to put to the Equity Line Investor shares of the Company's common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of the Company's common stock over the five trading days after the advance notice is tendered. The Equity Line Investor is required under the Equity Line Agreement to tender the funds requested within two trading days after the five-trading-day period used to determine the market price.

Issuances of shares of common stock pursuant to the Equity Line Agreement will dilute the value of the outstanding shares of Company's common stock and existing shareholders' positions.

Item 3.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, he has concluded that the Company's current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports the Company files or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

As of September 30, 2002, the Company had accrued liabilities in the amount of $2,219,709 for delinquent payroll taxes, including interest estimated at $281,689 and penalties estimated at $264,249. Of this amount, approximately $301,980 was due the State of Utah. During the first quarter of 2002, the Company negotiated a monthly payment schedule of $4,000 to the State of Utah, which did not provide for the forgiveness of any taxes, penalties or interest. These monthly payments were not made during the third quarter. Approximately $1,906,790 is owed to the Internal Revenue Service. During the first quarter of 2002, the Company negotiated a payment schedule with respect to this amount, pursuant to which monthly payments of $25,000 were required. In addition, the Company committed to keeping current on deposits of federal withholding amounts. The required monthly payments were made during each of the three months during the second quarter. None of the monthly payments were made during the third quarter. In addition, the Company failed to pay several of the Company's current withholding obligations. Approximately $10,939 is owed to the State of Colorado.


         The amounts in controversy in the matters described in the following paragraphs have all been included in the Company's financial statements and notes, and do not represent obligations or contingencies in addition to those set forth in the financial statements and notes.

Sunborne XII, LLC - The Company (as successor to Circuit Technology, Inc.) was a defendant in an action in El Paso County, Colorado District Court, brought by Sunborne XII, LLC, a Colorado limited liability company, for alleged breach of a sublease agreement involving facilities located in Colorado. The Company's liability in this action was originally estimated to range up to $2.5 million, and the Company subsequently filed a counter suit in the same court against Sunborne in an amount exceeding $500,000 for missing equipment. Effective January 18, 2002, the Company entered into a settlement agreement with Sunborne with respect to the above-described litigation. The settlement agreement required the Company to pay Sunborne the sum of $250,000. Of this amount, $25,000 was paid upon execution of the agreement, and the balance, together with interest at 8% per annum, was payable by July 18, 2002. As security for payment of the balance, the Company executed and delivered to Sunborne a Confession of Judgment and also issued to Sunborne 3,000,000 shares of the Company's common stock, which are currently held in escrow as security for performance of the Company's obligations under the settlement agreement. The Company was also required, if 75% of the balance owing under the agreement was not paid by May 18, 2002, to prepare and file with the Securities & Exchange Commission, at the Company's expense, a registration statement with respect to the shares that were escrowed. The settlement agreement also stipulated that if such registration was not completed by July 18, 2002 and the escrowed shares were not replaced with registered free-trading shares pursuant to the terms of the agreement, Sunborne could file the Confession of Judgment and proceed with execution thereon.

Pursuant to a Termination of Sublease Agreement dated as of May 22, 2002 among us, Sunborne and other parties, the sublease agreement that was the subject of the Company's litigation with Sunborne was terminated and a payment of approximately $109,000 was credited against the amount owed by the Company to Sunborne under the Company's settlement agreement with them. Sunborne has filed a claim that this amount was to be an additional rent expense rather than a payment on the note payable. The Company disputes this claim and intends to vigorously defend the action.

As of November 12, 2002, the Company was in default of its obligations under the settlement agreement with Sunborne, i.e., the total payment due thereunder had not been made, a registration statement with respect to the escrowed shares was not filed, and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. Accordingly, Sunborne has filed the Confession of Judgment and proceeded with execution thereon. The Company is currently negotiating with Sunborne in an attempt to settle the remaining obligation under the settlement agreement.

Osicom Settlement - On July 31, 2002, the Company entered into a Mutual Release and Settlement Agreement (the "Osicom Agreement") with Osicom Technologies, Inc and Entrada Networks, Inc. In January 2001, the Company had filed a breach of contract action against Osicom, one of the Company's customers, seeking damages of $875,000 in respect of Osicom's cancellation of a portion of a manufacturing contract. Pursuant to the terms of the Osicom Agreement, the Company has agreed to dismiss its claims against Osicom and Entrada in consideration for a series of six payments by Entrada to the Company in August-October 2002 that total $265,000. As part of the settlement, the Company returned inventory valued at $158,010, settled receivables from the customer of 287,277, settled payables owed to the customer in the amount of $180,287 and sold inventory to a Company related to the customer for $13,949. At September 30, 2002 the Company had received $185,000. Subsequent to September 30, 2002, the final payment of $80,000 had been collected.

Arrow Electronics v. Circuit Technology Corporation, Civil No. 990409504, Third Judicial District Court, Sandy Department, Salt Lake County, State of Utah. Suit was brought against the Company on or about October 19, 1999, under allegations that the Company owes $199,647.92 for materials and services and terms of a promissory note. The Company has answered, admitting that it owed certain sums and denying all other claims. The Company and Arrow have entered a settlement agreement under which the Company will pay $6,256.24 each month until the obligation and interest thereon are paid. The Company has defaulted on its payment obligations under the settlement agreement. The Company is currently negotiating a new settlement agreement.

Avnet Electronics has notified the Company that it believes it has a claim against the Company in the amount of $180,331.02 for the cost of goods or services provided to the Company for the Company's use and benefit. No lawsuit has been filed. Negotiations for settlement of this claim have resulted in an agreement in principal whereby the Company will make a cash payment to this creditor and issue a promissory note and its restricted common stock in satisfaction of the creditor's claims. The parties are presently negotiating the terms of the settlement documents. However, until the settlement documents are executed and delivered, there can be no assurance that the creditor's claims will be settled or that the terms will be favorable to the Company.

CirTran Corp. v. Entrada Networks, Inc. et al., Case No. 2:01-CV-142B, United States District Court, District of Utah. On January 19, 2001, the Company filed suit in state court seeking to recover $874,653 in actual damages plus unspecified consequential damages and attorneys' fees. The Company claims that Entrada, and Entrada's predecessor-in-interest, breached its contracts to purchase goods from the Company. Entrada removed the case to federal court in Salt Lake City, Utah, and filed a motion to dismiss the complaint on the basis of lack of personal jurisdiction. The court denied Entrada's motion to dismiss. Entrada asserted a claim against the Company for an unspecified amount based on alleged defects that Entrada claims to have found in the goods that the Company assembled. Subsequently, the Company and Entrada entered into a settlement agreement whereby Entrada paid the Company approximately $250,000, and agreed to order and pay for certain parts from Orbit Systems, Inc. (see below) over the next three months.

Future Electronics Corp adv. Circuit Technology Corporation, Civil No. 000900296, Third Judicial District Court, Salt Lake County, State of Utah. Suit was brought against the Company on or about January 12, 2000, under allegations that the Company owed $646,283.96 for the cost of goods or services provided to the Company for the Company's use and benefit. Claims were asserted for breach of contract, fraud, negligent misrepresentation, unjust enrichment, account stated and dishonored instruments. The Company answered the complaint, admitting that it owed certain sums for conforming goods and services and denying all other claims. Partial Summary Judgment was entered in the amount of $646,783.96 as to certain claims against the Company. Negotiations for settlement resulted in an agreement for settlement of all claims of Future against the Company subject to performance by the Company under the agreement. The Company also issued to Future 352,070 shares of its restricted common stock.

Infineon Technologies North America Corp. v. Circuit Technology, Inc. et al., Case No. CV 792634, Superior Court of the State of California, County of Santa Clara. Judgment was entered against Circuit Technology, Inc., on March 12, 2002, in the amount of $181,342.15. The Company is currently in settlement negotiations with Infineon.

John J. La Porta v. Circuit Technology, Inc. et al., Case No. 010900785, Third Judicial District Court, Salt Lake Department, Salt Lake County, State of Utah. La Porta filed suit on or about January 23, 2001, seeking to recover the principal sum of $135,941 plus interest on a promissory note given by Racore Technology Corp. La Porta claims that the Company is a guarantor of the promissory note and the Company should be held liable because of Racore's default on the note. The parties are presently negotiating settlement. However, until the settlement is reached, there can be no assurance that the creditor's claim will be settled nor that the terms will be favorable to the Company.

Orbit Systems, Inc. v. Circuit Technology, Inc. et al, Case No. 010100050DC, Third Judicial District Court, West ValleyCity Department, Salt Lake County, State of Utah. Orbit filed suit on January 4, 2001, seeking to recover $173,310 for the costs of goods that Orbit claims the Company is under contract to purchase. The Company filed an answer denying the substantive allegations and filed a Third-party Complaint against Osicom Technologies, Inc., and Entrada Networks, Inc., for contribution, indemnity and reimbursement in the event the Company is held liable to Orbit. The Company subsequently entered into a settlement agreement with Entrada whereby Entrada paid certain funds to the Company and agreed to order and pay for certain parts from Orbit. The Company also entered into an agreement with Orbit to the effect that if Entrada fulfills its obligations to purchase and pay for the parts from Orbit, Orbit will release its claims against the Company.

Sager Electronics v. Circuit Technology Corporation, Civil No. 000403535, Third Judicial District Court, Sandy Department, Salt Lake County, State of Utah. Suit was brought against the Company on or about March 23, 2000, under allegations that the Company owed $97,259.23 for the cost of goods or services provided to the Company for the Company's use and benefit. Claims are asserted for nonpayment of amount owing. The Company has answered, admitting that it owed certain sums for conforming goods and services and denying all other claims. Negotiations for settlement have resulted in an agreement for settlement of all claims of Sager against the Company. The Company has arranged certain payments and is required to pay Sager $1,972.07 each month until paid. The Company has defaulted on its payment obligations under the settlement agreement. The Company is currently negotiating a new settlement agreement.

SuhTech Electronics adv. Circuit Technology Corporation, Civil No. 00L14505, Circuit Court of Cook County Department, Law Division, State of Illinois. Suit was brought against the Company on or about December 23, 1999, under allegations that the Company owed $213,717.70 for the cost of goods or services provided to the Company for the Company's use and benefit. Claims are asserted for breach of contract, unjust enrichment and account stated. The Company has answered, admitting that it owed certain sums for conforming goods and services and denying all other claims. The parties are presently negotiating the terms of settlement. However, until the settlement documents are executed and delivered, there can be no assurance that the creditors claims will be settled or that the terms will be favorable to the Company.

Wells Fargo Equipment Finance v. Circuit Technology Corporation, Civil No. 901207, Third Judicial District Court, Salt Lake County, State of Utah. Suit was brought against the Company on or about February 10, 2000, under allegations that the Company owed $439,493,56 for a loan provided to the Company for the Company's use and benefit. Claims are asserted for breach of contract, breach of guarantee, and replevin. The Company has answered, admitting that it owed certain sums for conforming goods and services and denying all other claims. Judgment has been entered against the Company and certain guarantors in the amount of $427,291.69 plus interest at the rate of 8.61% per annum from June 27, 2000. The Company has subsequently made payments to Wells Fargo, reducing the obligation to $273,089, plus interest accruing from January 1, 2002. Negotiations for settlement of the remaining claims are underway.

Zion's First National Bank has notified the Company that it believes it has a claim against the Company in the amount of $240,000.00 for loans made to the Company for the Company's use and benefit. The Company has entered into a Fifth Forbearance and Loan Modification Agreement, requiring monthly payments of $20,000.00. The Company is currently negotiating with this creditor to settle any remaining claims.

George M. Madanat, Civil No. KC 035616, Superior Court of the State of California for the County of Los Angeles, East District. Suit was brought against the Company on or about April 2, 2001, under allegations that the Company owed $121,824.90 under the terms of a promissory note. A Stipulation for Settlement and for Entry of Judgment was executed by the parties wherein the Company agreed to arrange for payment of a principal amount of $145,000 in 48 monthly installments. The Company made seven payments and then failed to make subsequent payments, at which time Mr. Madanat obtained a consent judgment against the Company. The Company is currently in settlement negotiations with Mr. Madanat regarding the judgment.

Abacus Ventures, Inc., ("Abacus") is a Delaware corporation which is owned by private individuals, some of whom are also affiliates and shareholders of the Company. The Company does not know the identity of all of the Abacus shareholders. It is the Company's understanding that Abacus has acquired the claims and rights of certain creditors of the Company. There may be other claims acquired by Abacus of which the Company is not aware. The Company is unaware of the full amount of Abacus' claims against the Company. The Company is negotiating with Abacus to settle and resolve the claims.

In addition to the above specified claims, the Company is currently involved in at least four lawsuits which individually are not deemed to be material, the aggregate claims in which are approximately $127,250. The Company is attempting to settle these suits and claims, but there is no guarantee that the Company will be able to settle such claims.

Item 2.      Changes in Securities

         Recent Sales of Unregistered Securities

Pursuant to an Equity Line of Credit Agreement (discussed above), the Company will put to the Equity Line Investor, in lieu of repayment of amounts drawn on the Equity Line, shares of the Company's common stock. Although the Company plans to file a registration statement to register the resale by the Equity Line Investor of the shares put to it by the Company, the issuances of shares to the Company will be made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the shares will be issued to only one investor which has represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933.

Item 6.      Exhibits and Reports on Form 8-K

         Reports on Form 8-K: The following reports on Form 8-K were filed by the Company during the three-month period ended September 30, 2002:

(i) Form 8-K filed November 12, 2002 with respect to the Equity Line of Credit Agreement.

         Exhibits:

         99.1     Certification pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CIRTRAN CORPORATION

Date:   November 19, 2002           By: /s/ Iehab Hawatmeh
                                       ----------------------------------------
                                        President

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


November 19, 2002                   /s/  IEHAB J. HAWATMEH
                                   ---------------------------------------------
                                   Iehab J. Hawatmeh, President,
                                   Chief Financial Officer and Director