Form 10KSB/A
period 2001-12-31
CIRTRAN CORP
filed 2002-12-24
CIK 813716

U.S. SECURIITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                                 Amendment No. 2

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

As of March 31, 2002, the Registrant had outstanding 209,272,191 shares of Common Stock, par value $0.001.

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

In 1987, Vermillion Ventures, Inc. filed an S-18 registration statement with the United States Securities and Exchange Commission ("SEC") but did not at that time become a registrant under the Securities Exchange Act of 1934 ("1934 Act"). From 1989 until 2000, Vermillion did not make any filings with the SEC under the 1934 Act. In July 2000, we commenced filing regular annual, quarterly, and current reports with the SEC on Forms 10-KSB, 10-QSB, and 8-K, respectively, and have made all filings required of a public company since that time. In February 2001, we filed a Form 8-A with the SEC and became a registrant under the 1934 Act. We may be subject to certain liabilities arising from the failure of Vermillion to file reports with the SEC from 1989 to 1990, but we believe these liabilities are minimal because there was no public market for the common shares of Vermillion from 1989 until the third quarter of 1990 (when our shares began to be traded on the Pink Sheets) and it is likely that the statute of limitations has run on whatever public trades in the shares of our common stock may have taken place during the period during which Vermillion failed to file reports.

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

                          ITEM 3.     LEGAL PROCEEDINGS

As of December 31, 2001, we had accrued liabilities in the amount of $1,982,445 for delinquent payroll taxes, including interest estimated at $215,268 and penalties estimated at $242,989. Of this amount, approximately $257,510 was due the State of Utah. Concerning the amount owed the State of Utah, during the first quarter of 2002, we negotiated a monthly payment schedule of $4,000 , which did not provide for the forgiveness of any taxes, penalties or interest. Approximately $1,713,996 is owed to the Internal Revenue Service (IRS). During the first quarter of 2002, we negotiated a payment schedule with respect to this amount, pursuant to which we are currently making monthly payments of $25,000. Approximately $10,939 is owed the State of Colorado. In addition, we have committed to keeping current on deposits of our federal withholding amounts. Monthly payments were made during each of the three months in the second quarter according to the agreed-upon schedule. As of June 30, 2002, a total of $247,556 was owed to the State of Utah and a total of $1,815,191 was owed to the IRS. Based on our commitment to the IRS to adhere for six months to our agreed-upon payment schedule, we anticipate being able to enter into a more definitive payment arrangement with the IRS later in the fall of 2002. If we do not adhere to our agreed-upon payment schedule to the IRS, the IRS is unlikely to enter into a more definitive payment arrangement with us and could levy tax liens against us.

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

As of July 18, 2002, we were in default of our obligations under our settlement agreement with Sunborne, and Sunborne is entitled to file the Confession of Judgment and proceed with execution thereon. We are currently negotiating with Sunborne in an attempt to settle our remaining obligation under the settlement agreement. If we are unable to reach a settlement with Sunborne, any attempts on their part to execute on the judgment could have a material adverse impact on our business. It is likely that Sunborne would execute on the shares of our common stock held in the escrow as security for performance of our obligations under the settlement agreement.

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

Calendar Quarter Ended           High Bid           Low Bid
----------------------           --------           -------

March 31, 2002                    $0.08              $0.02


December 31, 2001                 $0.10              $0.04
September 30, 2001 (1)            $0.36              $0.06
June 30, 2001                     $3.500             $1.500
March 31, 2001                    $5.500             $3.000
December 31, 2000                 $4.000             $4.000

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

     Inventories

Inventories are stated at the lower of average cost or market value. Costs include labor, material and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory and finished goods inventory. Overhead costs are subject to management's discretion regarding which inventory and cost of sale accounts are subject to overhead allocation. Determining overhead costs also requires estimation based on management's allocation of indirect costs.

When there is evidence that the inventory's value is less than original cost, the inventory will be lowered to market value. We evaluate market value on current resale amounts and whether there is technological obsolescence. Currently, some of our inventory is over one year old but still considered the industry standard and will continue to be used in the production process.


The Company typically orders inventory on a customer-by-customer basis. In doing so the Company enters into binding agreements that the customer will purchase any excess inventory after all orders are complete. Approximately 78% of the total inventory is secured by these agreements.

     Checks Written in Excess of Cash in Bank

Historically, banks have temporarily lent funds to us by paying out more funds than were in our accounts under existing lines of credit with those banks. Subsequent to May 2000, when Abacus purchase our line of credit obligation, the Company no longer had lines of credit with banks, and those loans were no longer available or made to us.

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

Results of Operations - Comparison of Years Ended December 31, 2001 and 2000

     Sales and Cost of Sales

Net Sales decreased 70.6% to $1,870,848 for the year ended December 31, 2001 as compared to $6,373,096 for the year ended December 31, 2000. The decrease is partially due to the loss of a major customer, Entrada Networks, Inc., successor in interest to Osicom Technologies, which generated approximately 30% of our total revenues in 2000. Additional factors include the following: operating without a line of credit; the unwillingness of many of our vendors to continue credit sales of components used by us in the manufacture of products, thus hampering our ability to attract and retain turnkey customer business; financial constraints which mandated a reduction in our general work force, including our sales department, which experienced a 50% reduction in size; and general economic conditions during the second half of 2001

Cost of sales for the year ended December 31, 2001 was $2,340,273, as compared to $6,792,393 incurred during the prior year. Those costs as a percentage of net sales were 125% during 2001 as compared to 106.6% during 2000. We believe the increase in our already high cost of sales was primarily attributable to significant write-offs for obsolete inventory resulting from inadequate
inventory control.   These costs were offset, to some extent, through our sale, or use in the production process, of inventory totaling $205,287, which had been fully allowed against in previous periods. The effect of this is to reduce cost of sales as a percentage of sales.

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

                          Year       Sales     Cost of   Gross Loss
                                                Sales
                          ----     ---------  ---------  ----------
Electronics               2000     4,686,045  4,972,689    (286,644)
Assembly
                          2001     1,352,085  1,718,687    (366,602)
Ethernet                  2000     1,687,051  1,819,704    (132,653)
Technology
                          2001       518,763    621,586    (102,823)

                                               Pre-
                                   Total     existing       New
                         Year      Sales     Customers    Customers
                         ----     --------- -----------  ---------
Electronics              2000     4,686,045   4,317,668   (368,357)
Assembly
                         2001     1,352,085   1,311,522      40,563
Ethernet                 2000     1,687,051     787,649     899,402
Technology
                         2001       518,763     462,844      55,919

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

Forward-looking statements

All statements made in this prospectus, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of operations and other such matters, are forward looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of parts inventory, creditor actions, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we currently operate. Because of the factors listed above, as well as other factors beyond our control, actual results may differ from those in the forward-looking statements.

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

     Name               Age                 Positions
------------------      ---    -----------------------------------------------

Iehab  J. Hawatmeh      35     President, Chief Financial Officer, Secretary
                               and Director of CirTran Corporation; President of CirTran Corporation (Utah).
                               Served since July 2000.

Raed Hawatmeh           37     Director since June 2001.

Trevor Saliba           27     Director  since June 2001.   Senior  Vice-
                               President, Sales and Marketing since January 2002

Shaher Hawatmeh        36      Executive Vice-President of CirTran Corporation
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

                        ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long term compensation for services to us in all capacities (including Circuit Technologies, Inc.) for the prior fiscal years ended December 31, 2001, 2000, and 1999, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year. The individuals named below received no other compensation of any type, other than as set out below, during the fiscal years indicated.


                     Annual Compensation         Long-Term
                                             Compensation Awards
Name and             Year   Salary   Bonus    Restricted   Stock
Principal Position            ($)     ($)       Stock     Options
                                                Awards      (#)      All Other
                                                  ($)              Compensation
------------------   -----  --------- -----  -----------  -------  ------------
Iehab J. Hawatmeh       2001    175,000   -          -          -           -
  President,
   Secretary            2000    175,000   -          -          -           -
   Treasurer and
     Director           1999    187,230   -          -          -           -

Shaher Hawatmeh         2001    130,000   -          -       500,000        -
 Executive Vice         2000    109,000   -          -          -           -
  President of
  CirTran Corporation
  (Utah)                1999     86,154   -          -          -           -

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

2001 Stock Plan

On July 25, 2001, our board approved and adopted our 2001 Stock Plan, or the Plan, subject to shareholder approval. An aggregate of 15,000,000 (post forward split) shares of our common stock are subject to the Plan, which provides for grants to employees, officers, directors and consultants of both non-qualified (or non-statutory) stock options and "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended). The Plan also provides for the grant of certain stock purchase rights, which are subject to a purchase agreement between us and the recipient. The purpose of the Plan is to enable us to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to such persons, and to promote the success of our business.

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

The following table sets forth certain information concerning options to purchase our common stock that were granted in 2001 to the named executive officers pursuant to the Plan:


                Individual Grants                       Potential Realizable
                                                       alue At Assumed Annual
                                                        Rates Of Stock Price
                                                       Appreciation For Option
                                                            Term ($)(1)
                                                       ------------------------
Name           Number of   Percent  Exercise  Expiration    5%     10%
              Securities  of Total  Price ($)    Date
              Underlying   Options
                Options    Granted
                Granted      to
                          Employees
                          In Fiscal
                            Year
--------------    ------  ---------  --------   --------   ----    -----
Iehab Hawatmeh    --0--
Shaher Hawatmeh  500,000     43.5      $0.07    9/28/2006


(1) Calculated using the Black Scholes pricing model with the following assumptions: (a) volatility-100%, (b) risk free rate-5%, (c) dividend yield-0% and (d) time of exercise-10 years.

The following table sets forth information concerning options exercised during 2001 and the year-end number and value of unexercised options with respect to each of the named executive officers.


                                        Number of Securities Underlying    Value of Unexercised
                                               Unexercised Options        In-The-Money Options
                     Shares      Value        At Fiscal Year End (#)    At Fiscal Year End ($)(1)
                   Acquired On  Realized   --------------------------  --------------------------
    Name          Exercise (#)   ($)       Exercisable  Unexercisable  Exercisable  Unexercisable
--------------    ------------  --------   -----------  -------------  -----------  -------------
Iehab Hawatmeh             -         -               -              -            -              -

Shaher Hawatmeh      500,000       nil               -              -            -              -



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

                                            Common     Percent of
  Name and Address          Relationship    Shares        Class
-------------------         ------------  ---------  ------------
Cogent Capital Corp.            5%
P.O. Box 1362               Shareholder  11,547,660(1)  5.52
Draper, Utah 84020

Saliba Private Annuity          5%       37,173,990    17.76
Trust (2)                   Shareholder
115 S. Valley Street
Burbank, CA 91505

Roger Kokozyon                  5%       27,715,620    13.24
4539 Haskell Avenue         Shareholder
Encino, CA 91436

Iehab J. Hawatmeh            Director,   46,415,643    22.18
4125 South 6000 West          Officer
West Valley City, Utah         & 5%
84128                       Shareholder


Raed Hawatmeh                Director    28,729,530    13.73
10989 Bluffside Drive          & 5%
Studio City, CA 91604       Shareholder

Shaher Hawatmeh               Officer     3,775,365      1.8
4125 South 6000 West
West Valley City, Utah
84128

Trevor Saliba (2)            Director      - 0 -          *
5 Thomas Mellon Circle,
Suite 108
San Francisco, California
94134

All Officers and Directors               78,920,538    37.71%
as a Group
(4 persons)

___________________
     *      Less than 1%.


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

In February 2000, prior to its acquisition of Vermillion Ventures, Inc., a public company, Circuit Technology, Inc., while still a private entity, redeemed 680,145 shares (as presently constituted) of common stock held by Raed Hawatmeh, who was a director of Circuit Technology, Inc. at that time, in exchange for $80,000 of expenses paid on behalf of the director. No other stated or unstated rights, privileges, or agreements existed in conjunction with this redemption. This transaction was consistent with other transactions where shares were offered for cash.



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

 Exhibit                         Document
   No.
3.1       Articles of Incorporation (previously filed as Exhibit
          No. 2 to our 8-K dated July 1, 2000, Commission File
          No. 33-13674-LA, and incorporated herein by reference).

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

99*       Certification pursuant to 18 U.S.C. Section 1350
_______________
*      Filed herewith.



   We did not file any reports on Form 8-K during the last quarter of 2001.


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CIRTRAN CORPORATION


Date:  December 23, 2002                By: /s/ Iehab J. Hawatmeh, President
                                            --------------------------------


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 23, 2002                By: /s/ Iehab J. Hawatmeh
                                        -----------------------------
                                        Iehab J. Hawatemeh
                                          President, Chief Financial
                                          Officer and Director

Date:  December 23, 2002                By: /s/ Raed Hawatmeh
                                        -----------------------------
                                        Raed Hawatmeh, Director

Date:  December 23, 2002                By: /s/  Trevor Saliba
                                        -----------------------------
                                         Trevor Saliba, Director

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


December 23, 2002                  By:   /s/  IEHAB J. HAWATMEH
                                   ----------------------------
                                   Iehab J. Hawatmeh, President,
                                   Chief Financial Officer and Director


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon are filed as part of this Form 10-KSB:

    Audited Financial Statements:                                    Page

        Report of Independent Certified Public Accountants           F-2

        Consolidated  Balance Sheets as of  December  31,            F-3
        2001 and 2000

        Consolidated  Statements of  Operations for the Years        F-4
        Ended December 31, 2001 and 2000

        Consolidated  Statement of Stockholders'  Deficit            F-5
        for the Years Ended December 31, 2000 and 2001

        Consolidated  Statements of Cash  Flows  for  the            F-6
        Years Ended December 31, 2001 and 2000

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



                                        HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 24, 2002


                       CIRTRAN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       CIRTRAN CORPORATION AND SUBSIDIARY

                                                           December 31,
                                                     --------------------------
                                                         2001         2000
                                                     ------------  ------------
                                         ASSETS
Current assets
 Cash and cash equivalents                           $        499  $     11,068
 Trade accounts receivable, net of allowance for
  doubtful accounts of $66,316 and $82,502 in
  2001 and 2000, respectively                             369,250       874,097
 Inventories                                            1,773,888     1,755,786
 Other                                                     97,037        94,176
                                                     ------------  ------------
     Total current assets                               2,240,674     2,735,127

Property and equipment, at cost, net                    1,333,925     1,871,076

Other assets, net                                          10,887        10,587
                                                     ------------  ------------

Total Assets                                         $  3,585,486  $  4,616,790
                                                     ============  ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Checks written in excess of cash in bank            $    159,964  $      5,491
 Accounts payable                                       2,141,290     1,561,752
 Accrued liabilities                                    3,071,191     2,339,949
 Notes payable to stockholders                          1,390,125     1,088,966
 Notes payable to related parties                       2,405,507     2,435,007
 Current maturities of capital lease obligations           41,206        39,274
 Current maturities of long-term notes payable            863,650       929,083
                                                     ------------  ------------
     Total current liabilities                         10,072,933     8,399,522
                                                     ------------  ------------

Long-Term Liabilities
 Long-term notes payable, less current maturities         447,155       529,964
 Capital lease obligations, less current maturities         7,775        14,257
                                                     ------------  ------------
     Total long-term liabilities                          454,930       544,221
                                                     ------------  ------------
Commitments

Stockholders' Deficit
 Common stock, par value $0.001; authorized
  750,000,000 shares; issued and outstanding
  160,951,005 and 156,301,005 in 2001 and
  2000, respectively                                      160,951       156,301
 Additional paid-in capital                             5,977,164     5,664,154
 Accumulated deficit                                  (13,080,492)  (10,147,408)
                                                     ------------  ------------
     Total Stockholders' Deficit                       (6,942,377)   (4,326,953)
                                                     ------------  ------------

Total Liabilities and Stockholders' Deficit          $  3,585,486  $  4,616,790
                                                     ============  ============

  The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   For the Years Ended,
                                                        December 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------

Net sales                                        $  1,870,848  $  6,373,096

Cost of sales                                      (2,340,273)   (6,792,393)
                                                 ------------  ------------
   Gross Loss                                        (469,425)     (419,297)

Selling, general and administrative expenses       (1,690,837)   (2,710,275)
                                                 ------------  ------------

   Loss From Operations                            (2,160,262)   (3,129,572)
                                                 ------------  ------------

Other income (expense)
 Interest                                            (773,034)   (1,051,027)
 Other, net                                               212           945
                                                 ------------  ------------
                                                     (772,822)   (1,050,082)
                                                 ------------  ------------

   Net Loss                                      $ (2,933,084) $ (4,179,654)
                                                 ============  ============

Basic and diluted loss per common share          $      (0.02) $      (0.03)
                                                 ============  ============
Basic and diluted weighted-average
 common shares outstanding                        157,556,073   142,765,555
                                                 ============   ===========

  The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                          Common Stock
                     ------------------------  Additional   Receivable
                        Number                   Paid-in       from     Accumulated
                        Shares       Amount      Capital   Stockholders   Deficit        Total
                     ------------  ----------  -----------  ----------  ------------  ------------
Balance -
December 31, 1999    129,271,560   $  129,272  $ 4,645,799  $  (86,000) $ (5,967,754) $ (1,278,683)

Issuance of
 common stock
 for cash              9,408,585      9,408        936,692           -             -       946,100

Redemption of
common stock            (680,145)      (680)       (79,320)          -             -       (80,000)

Issuance of
 common stock
 to acquire the
 monetary assets
 of CTISI             14,153,505     14,145        (14,154)          -             -             -

Common stock
 issued for
 conversion of
 debt                  5,281,050      5,281        319,003           -             -       324,284

Redemption of
 common stock for
 debt                 (1,133,550)    (1,134)      (143,866)          -             -      (145,000)

Payment from
 stockholders                  -          -              -      86,000             -        86,000

Net loss                       -          -              -           -    (4,179,654)   (4,179,654)
                     ------------  ----------  -----------  ----------  ------------  ------------

Balance -
 December 31, 2000    156,301,005     156,301    5,664,154           -   (10,147,408)   (4,326,953)

Warrants issued
 as a sales
 sales commission               -           -      200,000           -             -       200,000

Exercise of
 warrants               3,000,000       3,000         (990)          -             -         2,010

Exercise of
 employee options       1,650,000       1,650      114,000           -             -       115,650

Net loss                        -           -            -           -    (2,933,084)   (2,933,084)
                     ------------  ----------  -----------  ----------  ------------  ------------

Balance -
 December 31, 2001    160,951,005  $  160,951  $ 5,977,164           -  $(13,080,492) $ (6,942,377)
                     ============  ==========  ===========  ==========  ============  ============

  The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended,
                                                            December 31,
                                                       ------------------------
                                                          2001         2000
                                                       -----------  -----------
Cash flows from operating activities
 Net loss                                              $(2,933,084) $(4,179,654)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                             540,090      961,506
 Provision for doubtful trade accounts receivables         (16,186)      78,978
 Provision for inventory obsolescence                            -       55,963
 Warrants issued as a sales commission                     200,000            -
 Changes in assets and liabilities:
 Trade accounts receivable                                 521,033       20,276
 Inventories                                               (18,102)   1,244,634
 Prepaid expenses                                           (3,411)           -
 Other assets                                                  250       23,302
 Accounts payable                                          612,038      (87,129)
 Accrued liabilities                                       808,648    1,741,163
                                                       -----------  -----------
 Total adjustments                                       2,644,360    4,038,693
                                                       -----------  -----------

   Net cash used in operating activities                  (288,724)    (140,961)

Cash flows from investing activities
 Purchase of property and equipment                         (2,939)     (12,770)
                                                       -----------  -----------
   Net cash used in investing activities                    (2,939)     (12,770)
                                                       -----------  -----------

Cash flows from financing activities
 Increase  (decrease) in checks written in
  excess of cash in bank                                   154,473      (72,165)
 Proceeds from notes payable to stockholders               301,159       86,000
 Payments on notes payable to stockholders                       -      (15,000)
 Principal payments on long-term notes payable            (445,903)    (825,593)
 Proceeds from long-term notes payable                     158,255      254,663
 Payments on capital lease obligations                      (4,550)    (129,706)
 Purchase and retirement of common stock                         -      (80,000)
 Proceeds  from exercise of options to
  purchase common stock                                    117,660            -
 Proceeds from issuance of common stock                          -      946,100
                                                       -----------  -----------
   Net cash provided by financing activities               281,094      164,299
                                                       -----------  -----------

Net increase (decrease) in cash and cash equivalents       (10,569)      10,568

Cash and cash equivalents at beginning of year              11,068          500
                                                       -----------  -----------

Cash and cash equivalents at end of year               $       499  $    11,068
                                                       ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



                                                        For the Years Ended,
                                                             December 31,
                                                       ------------------------
                                                          2001         2000
                                                       -----------  -----------

Supplemental disclosure of cash flow information

Cash paid during the year for interest                 $   270,065  $   622,266

Noncash investing and financing activities

Common stock issued for conversion of debt             $         -  $   324,284
Notes issued for accounts payable                           32,500      393,022
Redemption of common stock for debt                              -      145,000
Accrued interest converted to note payable                  77,406            -


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

Principles of Consolidation-The consolidated financial statements include the accounts of CirTran Corporation and its wholly owned subsidiary, Racore Technology Corporation. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition-Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment. Returns for defective items are repaired and sent back to the customer. Historically, expenses experienced with such returns have not been significant and have been recognized as incurred.

Cash and Cash Equivalents-The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories - Inventories are stated at the lower of average cost or market value. Costs include labor, material and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory and finished goods inventory. Overhead costs are subject to management's discretion regarding which inventory and cost of sale accounts are subject to overhead allocation. Determining overhead costs also requires estimation based on management's allocation of indirect costs.
When there is evidence that the inventory's value is less than original cost, the inventory will be lowered to market value. The Company evaluates market value on current resale amounts and whether there is technological obsolescence. Currently, some of the Company's inventory is over one year old but still considered the industry standard and will continue to be used in the Company's production process.

Property and Equipment -Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in operating results.

Impairment of Long-Lived Assets -The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2001, the Company does not consider any of its long-lived assets to be impaired.

Checks Written in Excess of Cash in Bank-Historically, banks have temporarily lent funds to us by paying out more funds than were in our accounts under existing lines of credit with those banks. Subsequent to May 2000, when Abacus purchase our line of credit obligation, the Company no longer had lines of credit with banks, and those loans were no longer available or made to us.

Under  our  cash  management system, checks issued but not  presented  to  banks
frequently   result  in  overdraft  balances  for  accounting  purposes.   These
overdrafts are included as a current liability in the balance sheets.

Income Taxes -The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

The Company operated, for tax purposes, as a corporation under provisions of Subchapter S of the Internal Revenue Code through May 10, 2000.

Use of Estimates -In preparing the Company's financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Concentrations of Risk -Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2001 and 2000, this allowance was $66,316 and $82,502, respectively.

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

Fair Value of Financial Instruments -The carrying value of the Company's cash and cash equivalents and trade accounts receivable, approximates their fair values due to their short-term nature. The fair value of certain of the notes payable in default is not determinable.

Loss Per Share -Basic Earnings per Share (EPS) are calculated by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable.

Reclassifications Not Material -Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.


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

NOTE 3 - INVENTORIES

Inventories consist of the following:
                                                2001          2000
                                             -----------  -----------
       Raw materials                         $ 1,223,160  $ 1,088,312
       Work-in process                           142,048      169,676
       Finished goods                            408,680      497,798
                                             -----------  -----------
                                             $ 1,773,888  $ 1,755,786
                                             ===========  ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

                                                                Estimated
                                                              Service Lives
                                         2001         2000       in Years
                                      -----------  -----------  -----------
       Production equipment           $ 3,141,992  $ 3,140,450      5-10
       Leasehold improvements             958,940      957,845      7-10
       Office equipment                   628,824      628,522      5-10
       Other                              118,029      118,029      3-7
                                      -----------  -----------  -----------
                                        4,847,785    4,844,846
       Less accumulated depreciation
          and amortization              3,513,860    2,973,770
                                      -----------  -----------
                                      $ 1,333,925  $ 1,871,076
                                      ===========  ===========
NOTE 5 - LINE OF CREDIT

During 2000, the Company's line of credit of $2,792,609 was assumed by Abacas Ventures, Inc. Abacas Ventures, Inc. converted the amount owing into a note payable. Interest has been accrued at an interest rate of 10 percent. The entire amount of the note is included in current maturities of long-term notes payable.

NOTE 6 - NOTES PAYABLE

Notes Payable consist of the following:

                                                              2001      2000
                                                           ----------  ----------
  Note payable to a financial institution, due in monthly
    installments of $9,462, interest at 8.61%, with a
    maturity date of April 2004, collateralized by
    equipment                                                 305,090     377,235

  Note payable to a company, due in monthly installments
    of $6,256, interest at 8%, until paid,
    collateralized by equipment, in default                   183,429     181,431

  Note payable to a financial institution, due in monthly
    installments of $20,000, interest at 4% over prime
    (8.25% at December 31, 2001), with a maturity date
    of July 2001, collateralized by equipment, in default     179,951     197,285

  Note payable to a company, due in two installments of
   $83,000 plus accrued interest at 10%, paid in full               -     166,000

  Note payable to a shareholder, due in monthly
   installments of $12,748 until paid, interest at 10%
   unsecured, in default                                      130,000     130,000

  Note payable to a company, due in monthly installments
   of $1,972 until paid, interest at 8%, unsecured,
   in default                                                  87,632      93,307


  Note payable to an individual, due in monthly
   installments of $5,000, interest at a rate of 9.5%,
   matured May 2000, collateralized by all assets of
   the Company, in default                                     85,377      85,377

  Note payable to a finance corporation, due in monthly
   installments of $50 to $5,000, interest at
   prime plus 3% (7.75% at December 31, 2001) with
   a maturity date of April 2004, collateralized by
   equipment                                                   86,522      78,105

  Note payable to a company, due in 18 monthly
   installments of $1,460 followed by six monthly
   installments of $2,920, interest at 6%,
   with a maturity date of April 2003, unsecured               65,973      73,000

  Note payable to a finance corporation, due in monthly
   installments of $50 to $3,843, interest at
   9%, with a maturity date of December 2002,
   collateralized by equipment and trade accounts
   receivable                                                  55,499      50,619

  Note payable to a finance corporation, due in monthly
   installments of $50 to $4,800, interest at
   12%, matures July 2002, collateralized
   by equipment and trade accounts receivable                  18,883      15,083

  Note payable to a finance corporation, due in monthly
   installments of $50 to $8,000, interest at 9%,
   matures July 2002, collateralized by
   equipment and trade accounts receivable                     12,866      11,605

  Note payable to a company, due in monthly installments
   of $2,827, interest at 8%, unsecured                        21,732           -

  Note payable to a bank, payable on demand,
   interest at 10%, unsecured                                  39,367           -

  Note payable to a finance corporation, due in monthly
   installments of $50 to $5,443, interest at
   12%, matures August 2002, collateralized
   by equipment and trade accounts receivable                  38,484           -
                                                           ----------  ----------

     Total Notes Payable                                    1,310,805   1,459,047
      Less current maturities                                 863,650     929,083
                                                           ----------  ----------

      Long-Term Notes Payable                              $  447,155  $  529,964
                                                           ==========  ==========

     The Company's notes payable at December 31, 2001 mature as follows:

      Year Ending December 31,
      ------------------------
            2002                             $   863,650
            2003                                 333,263
            2004                                  96,956
            2005                                  16,936
            Thereafter                                 -
                                             -----------
                                             $ 1,310,805
                                             ===========

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

The following is a schedule by year of future minimum lease payments under operating and capital leases, together with the present value of the net lease payments as of December 31, 2001:

                                             Capital   Operating
     Year Ending December 31,                Leases    Leases
     ------------------------                ---------  ---------
          2002                               $  51,054  $ 223,050
          2003                                   8,522    196,941
          2004                                   2,475    191,688
          2005                                       -    191,688
          2006                                       -    175,714
         Thereafter                                  -          -
                                             ---------  ---------
     Future minimum lease payments              62,051  $ 979,081
     Amounts representing interest              13,070  =========
                                             ---------
     Present value of net minimum
       lease payments                           48,981
     Less current maturities                    41,206
                                             ---------
                                             $   7,775
                                             =========
The building leases provide for payment of property taxes, insurance and maintenance costs by the Company. One of the buildings is leased from related parties. Rental expense for operating leases totaled $233,875 and $325,552 for 2001 and 2000, respectively.

The Company has an option to renew one building lease with related parties, for two additional ten-year periods upon expiration of the term in 2006.


Property and equipment includes $126,195 of equipment under capital leases at both December 31, 2001 and 2000. Accumulated amortization amounted to $89,503 and $66,842 at December 2001 and 2000, respectively, for equipment under capital leases.

NOTE 8 - RELATED PARTY TRANSACTIONS

Lease -The Company entered into a lease for manufacturing and office space with another company owned by certain stockholders of the Company. The terms of the lease include monthly payments to the lessor of $15,974 through November 2006, after which the lease is renewable for two additional ten-year periods.

Notes Payable -The Company had amounts due to stockholders from two separate notes. The balance due to stockholders at December 31, 2001 and 2000 was $1,390,125 and $1,088,966, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent, was $205,402 and $103,305 at December 31, 2001 and 2000, respectively, and is included in accrued liabilities. These notes are due on demand.

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

Common Stock -In 1999, Circuit entered into an agreement with Cogent, a financial consulting firm, whereby Cogent agreed to assist and provide consulting services to Circuit in connection with a possible merger or acquisition. Pursuant to the terms of this agreement, the Company issued 12,000,000 restricted shares of common stock to Cogent in July 2000 in connection with the acquisition of the assets and certain liabilities of Circuit. The principal of Cogent was a director of Circuit from 1999 through July 1, 2000.

NOTE 9 - ACCRUED LIABILITIES

As of December 31, 2001, the Company had accrued liabilities in the amount of $1,982,445 for delinquent payroll taxes, including interest estimated at $215,268 and penalties estimated at $242,989. Of this amount, approximately
$257,510 was due the State of Utah. Concerning the amount owed the State of Utah, during the first quarter of 2002, the Company negotiated a monthly payment schedule of $4,000 , which did not provide for the forgiveness of any taxes, penalties or interest. Approximately $1,713,996 is owed to the Internal Revenue Service (IRS). During the first quarter of 2002, the Company negotiated a payment schedule with respect to this amount, pursuant to which the Company is currently making monthly payments of $25,000. Approximately $10,939 is owed the State of Colorado.

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

NOTE 11 - LOSS PER COMMON SHARE

The following data show the shares used in computing loss per common share:

                                                         2001           2000
                                                      -----------   -----------
   Common shares outstanding during entire period 156,301,005 129,271,560 Net weighted-average common shares issued
     during period                                      1,255,068    13,493,995
                                                      -----------   -----------
   Weighted-average number of common shares
     used in basic and diluted loss per share         157,556,073   142,765,555
                                                      ===========   ===========

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

Income tax expense at December 31, 2001 and 2000, consists of the following:

                                               2001     2000
                                             -------   -------
      Current                                $     -   $     -
      Deferred                                     -         -
                                             -------   -------
                                             $     -   $     -
                                             =======   =======

The tax effects of temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows:

                                                      2001          2000
                                                   -----------  -----------
     Deferred Income Tax Assets:
      Inventory reserve                            $   188,880  $   262,297
      Bad debt reserve                                  24,736       30,773
      Vacation reserve                                  12,569       13,591
      Inventory Section 263A calculation               147,131      148,617
      Research and development                          55,579       55,579
      Net operating loss carryforward                2,566,156    1,446,233
      Intellectual property                            188,050      200,053
                                                   -----------  -----------
           Total Deferred Income Tax Assets          3,183,101    2,157,143
      Valuation allowance                           (3,119,594)  (2,082,429)
                                                   -----------  -----------
                                                        63,507       74,714

      Deferred Income Tax Liability - depreciation     (63,507)     (74,714)
                                                   -----------  -----------
          Net Deferred Income Tax Asset            $         -  $         -
                                                   ===========  ===========

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

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2001 and 2000:

                                                        2001           2000
                                                    -----------   ------------
   Benefit at statutory rate (34%)                  $  (997,249)  $ (1,421,082)
      Non-deductible expenses                            56,876         49,171
      Change in valuation allowance                   1,037,165      1,509,840
      State tax benefit, net of federal tax benefit     (96,792)      (137,929)
                                                    -----------   ------------
      Net Benefit From Income Taxes                 $         -   $          -
                                                    ===========   ============

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

Following are the pro forma disclosures and the related impact on the net losses:

                                           Years Ended December 31,
                                         ----------------------------
                                            2001             2000
                                         ------------    ------------
   Net loss as reported                  $ (2,933,084)   $ (4,179,654)
   Net loss pro forma                      (2,989,179)     (4,179,654)
   Basic and diluted loss per common
    share as reported                           (0.02)          (0.03)
   Basic and diluted loss per common
    share pro forma                             (0.02)          (0.03)

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


                                   Electronics    Ethernet
              2001                  Assembly     Technology      Total
              ----                 -----------  -----------  -----------
     Sales to external customers   $ 1,352,085  $   518,763  $ 1,870,848
     Intersegment sales                309,374            -      309,374
     Segment loss                   (2,336,084)    (597,000)  (2,933,084)
     Segment assets                  3,152,815      434,471    3,587,286
     Depreciation and amortization     519,217       20,873      540,090

              2000
              ----
     Sales to external customers   $ 4,686,045  $ 1,687,051  $ 6,373,096
     Intersegment sales              1,015,349       40,423    1,055,772
     Segment loss                   (2,950,406)  (1,229,248)  (4,179,654)
     Segment assets                  3,916,774      854,806    4,771,580
     Depreciation and amortization     687,802      273,704      961,506


       Sales                                        2001         2000
       -----                                    -----------  -----------
     Total sales for reportable segments        $ 2,180,222  $ 7,428,868
     Elimination of intersegment sales             (309,374)  (1,055,772)
                                                -----------  -----------
     Consolidated net sales                     $ 1,870,848  $ 6,373,096
                                                ===========  ===========

       Net Loss
       --------
     Net loss for reportable segments           $(2,933,084) $(4,179,654)
     Elimination of intersegment losses                   -            -
                                                -----------  -----------
                                                $(2,933,084) $(4,179,654)
                                                ===========  ===========
       Total Assets
       ------------
     Total assets for reportable segments       $ 3,587,286  $ 4,771,580
     Adjustment for intersegment amounts             (1,800)    (154,790)
                                                -----------  -----------
     Consolidated total assets                  $ 3,585,486  $ 4,616,790
                                                ===========  ===========

NOTE 16 - REVENUES

All revenue-producing assets are located in North America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales by geographic area are as follows:

                                                2001          2000
                                             -----------  -----------
       United States of America              $ 1,820,700  $ 5,921,890
       Mexico                                          -       45,216
       Canada                                        338            -
       Europe/Africa/Middle East                  49,810      390,808
       Asia/Australia                                  -       15,182
                                             -----------  -----------

                                             $ 1,870,848  $ 6,373,096
                                             ===========  ===========

NOTE 17 - SIGNIFICANT FOURTH QUARTER ADJUSTMENT

During the fourth quarter of 2001, the Company determined that an insufficient amount of overhead had been applied to the cost of sales for the year. The Company reclassified $777,421 from selling, general and administrative expenses to cost of sales. This adjustment results in $257,105, $186,726, $191,510 and $136,080 of general and administrative expenses being reclassified to cost of sales for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001.


NOTE 18 - SUBSEQUENT EVENTS

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


