Form 10QSB/A
period 2002-03-31
CIRTRAN CORP
filed 2002-12-24
CIK 813716

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

                         Commission file number 0-26059

                               CIRTRAN CORPORATION
             (Exact name of registrant as specified in its charter)



           Nevada                                    68-0121636
(State or other jurisdiction of             (I.R.S. Employer Identification No)
incorporation or organization)


4125 South 6000 West
West Valley City, Utah                              84128
(Address of Principal Executive Offices)          (Zip Code)


                                 (801) 963-5112
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes X No _______


The number of shares outstanding of the registrant's common stock as of May 20, 2002: 212,272,191.


Transitional Small Business Disclosure Format (check one):   Yes ___ No _X__

The purpose of this amendment to CirTran Corporation's Quarterly Report on Form 10-QSB is to show the effects of a fourth quarter adjustment, discussed in the Company's Annual Report on Form 10KSB for the year ended December 31, 2001, on the period ended March 31, 2001. Also the segment information contained in Note 7 has been corrected.

This amendment does not reflect events occurring after the filing of the Quarterly Report on May 21, 2002, the original filing date of the Quarterly Report, or modify or update those disclosures as presented in the original Form 10-QSB, except to reflect the restatement as described above, and to describe certain subsequent events in Note 8 to the unaudited Condensed Consolidated Financial Statements. Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

Balance Sheets as of March 31, 2002 (unaudited) and                          3
December 31, 2001

Statements of Operations for the Three Months ended                          4
March 31, 2002 (unaudited) and 2001 (unaudited)

Statements of Cash Flows for the Three Months ended                          5
March 31, 2002 (unaudited) and 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements                         7
(unaudited)

Item 2       Management's Discussion and Analysis of Financial Condition and
             Results of Operation                                            11

PART II - OTHER INFORMATION

Item 1       Legal Proceedings                                               14

Item 2       Changes in Securities                                           15

Item 5       Other Information                                               16

Item 6       Exhibits and Reports on Form 8-K                                16

Signatures                                                                   16

                          PART I. FINANCIAL INFORMATION

                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               March 31,                       December 31,
                                                                         -----------------------          -----------------------
                                                                                  2002                             2001
                                                                         -----------------------          -----------------------

                                     ASSETS
Current assets
  Cash and cash equivalents                                              $                  500           $                  499
  Trade accounts receivable, net of allowance for doubtful accounts accounts of $66,178 at March 31, 2002 and $66,316 at
   December 31, 2001                                                                    663,861                          369,250
  Inventories                                                                         1,956,496                        1,773,888
  Other                                                                                  93,626                           97,037
                                                                         -----------------------          -----------------------
         Total current assets                                                         2,714,483                        2,240,674

Property and equipment, at cost, net                                                  1,202,944                        1,333,925

Other assets, net                                                                        10,887                           10,887
                                                                         -----------------------          -----------------------
Total Assets                                                             $            3,928,314           $            3,585,486
                                                                         =======================          =======================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Checks written in excess of cash in bank                               $              149,677           $              159,964
  Accounts payable                                                                    1,709,795                        2,141,290
  Accrued liabilities                                                                 3,090,199                        3,071,191
  Notes payable to stockholders                                                               -                        1,390,125
  Current maturities of capital lease obligations                                             -                           41,206
  Current maturities of long-term notes payable                                       2,425,953                        3,269,157
                                                                         -----------------------          -----------------------
         Total current liabilities                                                    7,375,624                       10,072,933
                                                                         -----------------------          -----------------------

Long-Term Liabilities
  Long-term notes payable, less current maturities                                      436,734                          447,155
  Capital lease obligations, less current maturities                                          -                            7,775
                                                                         -----------------------          -----------------------
         Total long-term liabilities                                                    436,734                          454,930
                                                                         -----------------------          -----------------------

Commitments and Contingencies

Stockholders' Deficit
  Common stock, par value $0.001; authorized 750,000,000 shares;
   issued and outstanding 209,272,191 at March 31, 2002 before
   3,000,000 shares held in treasury at no cost, and
   160,951,005 at December 31, 2001                                                     209,272                          160,951
  Additional paid-in capital                                                          9,412,933                        5,977,164
  Accumulated deficit                                                              (13,506,249)                     (13,080,492)
                                                                         -----------------------          -----------------------
         Total Stockholders' Deficit                                                (3,884,044)                      (6,942,377)
                                                                         -----------------------          -----------------------
Total Liabilities and Stockholders' Deficit                              $            3,928,314           $            3,585,486
                                                                         =======================          =======================


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          For the Three Months Ended,
                                                                                   March 31,
                                                              -----------------------------------------------------
                                                                         2002                       2001
                                                              --------------------------- -------------------------
Net Sales                                                     $                  641,330  $                650,485

Cost of Sales                                                                  (419,116)                 (802,583)
                                                              --------------------------- -------------------------

     Gross Profit                                                                222,214                 (152,098)

Selling, general and administrative expenses                                   (520,608)                 (403,299)
                                                              --------------------------- -------------------------

     Loss From Operations                                                      (298,394)                 (555,397)
                                                              --------------------------- -------------------------

Other income (expense)
 Interest                                                                      (136,880)                 (245,221)
 Other, net                                                                        9,517                         -
                                                              --------------------------- -------------------------
                                                                               (127,363)                 (245,221)
                                                              --------------------------- -------------------------

     Net Loss                                                 $                (425,757)  $              (800,618)
                                                              =========================== =========================

Basic and diluted loss per common share                       $                   (0.00)  $                 (0.01)
                                                              =========================== =========================
Basic and diluted weighted-average
 common shares outstanding                                                   201,077,784               156,301,005
                                                              =========================== =========================







                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               For the Three Months Ended,
                                                                                        March 31,
                                                                     -------------------------------------------------
                                                                               2002                    2001
                                                                     ---------------------------  --------------------

Cash flows from operating activities
 Net loss                                                            $              (425,757)     $         (800,618)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                                      132,633                 175,243
   Settlement of litigation                                                          (25,000)                       -
 Changes in assets and liabilities:
   Trade accounts receivable                                                        (294,611)                 329,082
   Inventories                                                                      (182,608)                (27,382)
   Other assets                                                                         3,411                 (8,460)
   Accounts payable                                                                 (154,281)                 137,032
   Accrued liabilities                                                                269,008                 140,769
                                                                     ---------------------------  --------------------

   Total adjustments                                                                (251,448)                 746,284
                                                                     ---------------------------  --------------------

     Net cash used in operating activities                                          (677,205)                (54,334)
                                                                     ---------------------------  --------------------

Cash flows from investing activities
 Purchase of property and equipment                                                   (1,652)                 (1,844)
                                                                     ---------------------------  --------------------

     Net cash used in investing activities                                            (1,652)                 (1,844)
                                                                     ---------------------------  --------------------

Cash flows from financing activities
 Increase (decrease) in checks written in excess of cash in bank                     (10,287)                  72,739
 Payments on notes payable to stockholders                                          (140,125)                       -
 Principal payments on long-term notes payable                                      (105,730)                (27,429)
 Proceeds from long-term notes payable                                                200,000                       -
 Proceeds from exercise of options to purchase common stock                           235,000                       -
 Proceeds from issuance of common stock                                               500,000                       -
                                                                     ---------------------------  --------------------

     Net cash provided by financing activities                                        678,858                  45,310
                                                                     ---------------------------  --------------------

Net increase (decrease) in cash and cash equivalents                                        1                (10,868)

Cash and cash equivalents at beginning of year                                            499                  11,068
                                                                     ---------------------------  --------------------

Cash and cash equivalents at end of year                             $                    500     $               200




                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                                        For the Three Months Ended,
                                                                                 March 31,
                                                              -------------------------------------------------
                                                                        2002                    2001
                                                              --------------------------  ---------------------
Supplemental disclosure of cash flow information

Cash paid for interest                                        $                 44,891    $             13,054

Noncash investing and financing activities

Notes payable issued for accounts payable                     $                326,195    $                  -
Common stock issued for notes payable to stockholders                        1,250,000                       -
Common stock issued for notes payable to related parties                     1,499,090                       -
Common stock issued to escrow                                                  225,000                       -




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

Abacus Transactions -- During the three months ended March 31, 2002, Abacus Ventures ("Abacus") completed negotiations with several vendors of the Company, whereby Abacus purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $326,195. The Company has recorded this transaction as a $326,195 non-cash increase to the note payable owed to Abacus, pursuant to the terms of the Abacus agreement. In addition, Abacus agreed to deduct as an offset of the amount owed to Abacus, $120,000, constituting the amounts paid by the Company as legal fees incurred by the Company as part of its negotiations with the Company's vendors.

Additionally, the Company entered into a bridge loan agreement with Abacus. This agreement allows the Company to request funds from Abacus to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. The principal balance cannot exceed $600,000 at any point in time. During the three months ended March 31, 2002, the Company was advanced $200,000 and made cash payments of $83,025 for an outstanding balance on the bridge loan of $116,975. The total principal amount owed to Abacus between the note payable and the bridge loan was $1,349,587 as of March 31, 2002.

For the three months ended March 31, 2002, the Company recorded $46,939 of accrued interest on the Abacus loans. Total accrued interest due to Abacus at March 31, 2002 was $427,866.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Deliquent Payroll Taxes -- As of March 31, 2002, the Company had accrued liabilities in the amount of $2,129,123 for delinquent payroll taxes, including interest estimated at $246,219 and penalties estimated at $253,001. Of this amount, the Company owed the Internal Revenue Service ("IRS") approximately $1,847,813, the State of Utah approximately $270,371, and the State of Colorado approximately $10,939. The Company has negotiated payment schedules with the IRS and the State of Utah in the amounts of $25,000 and $4,000 per month, respectively.

Settlement of Litigation - The Company settled the lawsuit that alleged a breach of facilities sublease agreement involving facilities located in Colorado. The Company's liability in this action was originally estimated to range up to $2.5 million. The Company subsequently filed a counter suit in the same court for an amount exceeding $500,000 for missing equipment.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 5 - STOCKHOLDER'S EQUITY

Common Stock Issued for Cash and Debt - Effective January 14, 2002, the Company entered into four substantially identical agreements with existing shareholders pursuant to which the Company issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share, the fair value of the shares, for $500,000 in cash and the reduction of principle of $1,499,090 of notes payable and $1,250,000 of notes payable to stockholders. No gain or loss has been recognized on these transactions as the fair value of the stock issued was equal to the consideration given by the shareholders

NOTE 6 - STOCK OPTIONS AND WARRANTS

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

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 -SEGMENT INFORMATION

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

               March 31, 2002                                               Assembly            Technology        Total

           Sales to external customers                                  $        338,358     $       302,972      $       641,330
           Intersegment sales                                                    154,246                  --              154,246
           Segment loss                                                         (412,455)            (13,302)            (425,757)
           Segment assets                                                      3,454,469             628,091            4,082,560
           Depreciation and amortization                                         127,396               5,236              132,632

               March 31, 2001

           Sales to external customers                                  $        381,534     $       268,951      $       650,485
           Intersegment sales                                                    177,749                  --              177,749
           Segment loss                                                         (666,256)           (134,362)            (800,618)
           Segment assets                                                      3,906,069             511,986            4,418,055


           Sales                                                                             2002                 2001

                Total sales for reportable segments                                          $       795,576      $       828,234
                Elimination of intersegment sales                                                   (154,246)            (177,749)

                         Consolidated net sales                                              $       641,330      $       650,485

           Net Loss

                Net loss for reportable segments                                             $      (425,757)     $      (800,618)
                Elimination of intersegment losses                                                        --                   --
                                                                                             $      (425,757)     $      (800,618)

All intersegment sales are recorded at the carrying value of the goods. The carrying value includes materials, labor and overhead. Therefore, the sales result in no intersegment gain or loss.

           Total Assets                                                                            March 31,         December 31,
                                                                                                        2002                 2001
                Total assets for reportable segments                                         $     4,082,560      $     3,587,286
                Adjustment for intersegment amounts                                                 (154,246)              (1,800)

                            Consolidated total assets                                        $     3,928,314      $     3,585,486

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide a mixture of high and medium size volume turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole and custom injection molded cabling for leading electronics OEMs in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing, and post-manufacturing services. Through our subsidiary, Racore Technology Corporation, we design and manufacture Ethernet technology products. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

Critical Accounting Policies

We considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing changed materially during the quarter that would warrant further disclosure beyond those matters previously disclosed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

Results of Operations

           Sales and Cost of Sales

Net sales decreased marginally to $641,330 for the three-month period ended March 31, 2002 as compared to $650,485 during the same period in 2001. This increase continues an upward trend started in the fourth quarter of 2001, from lower quarterly sales figures of $420,480 and $474,055 during the second and third quarters of 2001, respectively. Cost of sales decreased by 48%, from $802,583 during the three-month period ended March 31, 2001 to $419,116 during the same period in 2002. Our gross profit margin for the three-month period ended March 31, 2002 was 34.6%, up from (23.4)% for the same period in 2001. We believe this improvement is a reflection of our efforts to solicit higher margin business and improve inventory control procedures.

           Selling, General and Administrative Expenses

During the three-month period ended March 31, 2002 selling, general and administrative expenses was $520,608, as compared to $403,299 during the same period in 2001, representing a 29.1% increase. The increase is related to the hiring of additional sales personnel as well as restructured sales incentives that lead to higher sales commissions and salaries.

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

Net cash provided by financing activities during the three-month period ended March 31, 2002 was $678,858. Cash proceeds as follows: $500,000 from the issuance of restricted common stock, $235,000 from the issuance of stock upon exercise of stock options, and $200,000 from long-term notes payable. This last amount represents cash advanced by Abacus Ventures, Inc. ("Abacus"), and added to the amount payable to them. See below under "Liquidity and Financing Arrangements." These amounts were offset by $105,730 in principal payments on long-term notes payable, $140,125 in payments on notes payable to stockholders and a $10,287 decrease in checks written in excess of cash in bank.

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

           Liquidity and Financing Arrangements

We sustained losses from operations of $298,394 and $555,397 for the quarters ended March 31, 2002 and 2001, respectively. We had accumulated deficits of $13,080,492 and $13,506,249 at March 31, 2002 and December 31, 2001,
respectively, and total stockholders' deficits of $3,884,044 and $6,942,377, respectively, as of such dates. As of December 31, 2001, our monthly operating costs and interest expenses averaged approximately $205,000 per month. As of March 31, 2002, this amount had increased to to approximately $219,000 per month. In addition, the total amount per month that we have committed to paying against accrued liabilities and notes payable pursuant to various settlements for outstanding debt, litigation and delinquent payroll taxes is currently approximately $38,000 which includes amounts payable for delinquent payroll tax obligations and settlement agreements with private parties.

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

During the three months ended March 31, 2002, Abacus Ventures completed negotiations with several or our vendors, whereby Abacus purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $326,195. As a partial payment of the amount owed, we agreed to pay certain legal fees of Abacus that were incurred as part of the negotiations with the vendors. We recorded this transaction as a $326,195 non-cash increase to the note payable owed to Abacus, pursuant to the terms of the Abacus agreement. In addition, Abacus agreed to deduct as an offset of the amount owed to Abacus, $120,000, constituting the amounts paid by the Company as legal fees incurred by the Company as part of its negotiations with the Company's vendors.

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

           Exhibits:

          99.1 Certifications

          99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CIRTRAN CORPORATION

Date:   December 23, 2002                 By: /s/  Iehab J. Hawatmeh, President