Form 10QSB/A
period 2002-06-30
CIRTRAN CORP
filed 2002-12-24
CIK 813716

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


Transitional Small Business Disclosure Format (check one): Yes ___ No _X___

                                Table of Contents

The purpose of this amendment to CirTran Corporation's Quarterly Report on Form 10-QSB is to show the effects of a fourth quarter adjustment, discussed in the Company's Annual Report on Form 10KSB for the year ended December 31, 2001, on the period ended June 30, 2001. Also the segment information contained in Note 7 has been corrected.

This amendment does not reflect events occurring after the filing of the Quarterly Report on September 3, 2002, the original filing date of the Quarterly Report, or modify or update those disclosures as presented in the original Form 10-QSB, except to reflect the restatement as described above, and to describe certain subsequent events in Note 8 to the unaudited Condensed Consolidated Financial Statements.
                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

 Balance Sheets as of June 30, 2002 (unaudited) and                           3
 December 31, 2001

 Statements of Operations for the Six Months ended                            4
 June 30, 2002 (unaudited) and 2001 (unaudited)

 Statements of Cash Flows for the Six Months ended                            5
 June 30, 2002 (unaudited) and 2001 (unaudited)

 Notes to Condensed Consolidated Financial Statements                         7
 (unaudited)

Item 2       Management's Discussion and Analysis of Financial Condition and
             Results of Operation                                             11

PART II - OTHER INFORMATION

Item 1       Legal Proceedings                                                14

Item 2       Changes in Securities                                            14

Item 5       Other Information                                                15

Item 6       Exhibits and Reports on Form 8-K                                 15

Signatures                                                                    16

                          PART I. FINANCIAL INFORMATION

                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                   June 30,                       December 31,
                                                                             ----------------------          -----------------------
                                                                                     2002                             2001
                                                                             ----------------------          -----------------------

                                     ASSETS
Current assets
  Cash and cash equivalents                                                  $                 500           $                  499
  Trade accounts receivable, net of allowance for doubtful accounts accounts of $32,317 at June 30, 2002 and $66,316 at
   December 31, 2001                                                                       843,733                          369,250
  Inventories                                                                            1,749,823                        1,773,888
  Other                                                                                    100,561                           97,037
                                                                             ----------------------          -----------------------
         Total current assets                                                            2,694,617                        2,240,674

Property and equipment, at cost, net                                                     1,079,444                        1,333,925

Other assets, net                                                                           35,364                           10,887
                                                                             ----------------------          -----------------------
Total Assets                                                                 $           3,809,425           $            3,585,486
                                                                             ======================          =======================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Checks written in excess of cash in bank                                   $             128,340           $              159,964
  Accounts payable                                                                       1,799,507                        2,141,290
  Accrued liabilities                                                                    3,149,756                        3,071,191
  Notes payable to stockholders                                                                  -                        1,390,125
  Notes payable to related parties                                                       1,547,397                        2,405,507
  Current maturities of capital lease obligations                                                -                           41,206
  Current maturities of long-term notes payable                                          1,155,561                          863,650
                                                                             ----------------------          -----------------------
         Total current liabilities                                                       7,780,561                       10,072,933
                                                                             ----------------------          -----------------------

Long-Term Liabilities
  Long-term notes payable, less current maturities                                         212,456                          447,155
  Capital lease obligations, less current maturities                                             -                            7,775
                                                                             ----------------------          -----------------------
         Total long-term liabilities                                                       212,456                          454,930
                                                                             ----------------------          -----------------------

Commitments and Contingencies

Stockholders' Deficit
  Common stock, par value $0.001; authorized 750,000,000 shares; issued and outstanding 209,272,191 at June 30, 2002 before 3,000,000 shares held in treasury at no cost, and
   160,951,005 at December 31, 2001                                                        209,272                          160,951
  Additional paid-in capital                                                             9,412,933                        5,977,164
  Accumulated deficit                                                                 (13,805,797)                     (13,080,492)
                                                                             ----------------------          -----------------------
         Total Stockholders' Deficit                                                   (4,183,592)                      (6,942,377)
                                                                             ----------------------          -----------------------
Total Liabilities and Stockholders' Deficit                                  $           3,809,425           $            3,585,486
                                                                             ======================          =======================


                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                      For the Three Months Ended,              For the Six Months Ended,
                                                                June 30,                                June 30,
                                                 --------------------------------------- ---------------------------------------
                                                        2002               2001                 2002               2001
                                                 ---------------------  ---------------- --------------------- -----------------

Net Sales                                        $           972,018    $       420,480  $         1,613,348   $      1,070,965

Cost of Sales                                                957,395            492,499            1,376,511          1,295,082
                                                 ---------------------  ---------------- --------------------- -----------------

     Gross Profit                                             14,623            (72,019)             236,837           (224,117)

Selling, general and administrative expenses                 362,982            441,369              883,590            844,668
                                                 ---------------------  ---------------- --------------------- -----------------

     Loss From Operations                                   (348,359)          (513,388)            (646,753)        (1,068,785)
                                                 ---------------------  ---------------- --------------------- -----------------

Other income (expense)
 Interest                                                   (103,864)          (298,286)            (240,744)          (543,507)
 Other, net                                                  152,675              4,100              162,192              4,100
                                                 ---------------------  ---------------- --------------------- -----------------
                                                              48,811           (294,186)             (78,552)          (539,407)
                                                 ---------------------  ---------------- --------------------- -----------------

     Net Loss                                    $          (299,548)   $      (807,574) $          (725,305)  $     (1,608,192)
                                                 =====================  ================ ===================== =================

Basic and diluted loss per common share          $             (0.00)   $         (0.01) $             (0.00)  $          (0.01)
                                                 =====================  ================ ===================== =================
Basic and diluted weighted-average
 common shares outstanding                               209,272,191        156,301,005          205,948,269        156,301,005
                                                 =====================  ================ ===================== =================


                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the Six Months Ended,
                                                                                         June 30,
                                                                       ----------------------------------------------
                                                                                2002                  2001
                                                                       -----------------------  ---------------------

Cash flows from operating activities
 Net loss                                                              $            (725,305)   $        (1,608,192)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                                      256,133                234,065
   Provision for loss on trade receivables                                              (138)                 29,101
   Settlement of litigation                                                          (25,000)                      -
   Payments made on behalf of the Company
   as a settlement of a sublease agreement                                          (152,500)
 Changes in assets and liabilities:
   Trade accounts receivable                                                        (474,345)                350,815
   Inventories                                                                         24,065                 37,614
   Other assets                                                                      (21,001)                (7,445)
   Accounts payable                                                                  (45,501)                344,857
   Accrued liabilities                                                                244,940                648,346
                                                                       -----------------------  ---------------------

   Total adjustments                                                                (170,691)              1,637,353
                                                                       -----------------------  ---------------------

     Net cash used in operating activities                                          (918,652)                 29,161
                                                                       -----------------------  ---------------------

Cash flows from investing activities
 Purchase of property and equipment                                                   (1,652)                (1,844)
                                                                       -----------------------  ---------------------

     Net cash used in investing activities                                            (1,652)                (1,844)
                                                                       -----------------------  ---------------------

Cash flows from financing activities
 Increase (decrease) in checks written in excess of cash in bank                     (31,624)                 67,965
 Payments on notes payable to stockholders                                          (140,125)                      -
 Principal payments on long-term notes payable                                      (297,946)              (103,923)
 Principal payments on capital leases                                                                        (2,000)
 Proceeds from long-term notes payable                                                655,000                      -
 Proceeds from exercise of options to purchase common stock                           235,000                      -
 Proceeds from issuance of common stock                                               500,000                      -
                                                                       -----------------------  ---------------------

     Net cash provided by financing activities                                        920,305               (37,958)
                                                                       -----------------------  ---------------------

Net increase (decrease) in cash and cash equivalents                                        1               (10,641)

Cash and cash equivalents at beginning of period                                          499                 11,068
                                                                       -----------------------  ---------------------

Cash and cash equivalents at end of period                             $                  500   $                427
                                                                       =======================  =====================


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)


                                                                                 For the Six Months Ended,
                                                                                         June 30,
                                                                       ----------------------------------------------
                                                                                2002                  2001
                                                                       -----------------------  ---------------------
Supplemental disclosure of cash flow information

Cash paid for interest                                                 $              112,905   $             35,572

Noncash investing and financing activities

Notes payable issued for accounts payable                              $              345,263   $                  -
Common stock issued for notes payable to stockholders                               1,250,000                      -
Common stock issued for notes payable                                               1,499,090                      -
Common stock issued to escrow                                                         225,000                      -
Legal fees to be paid on behalf of lender                                             120,000                      -










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

Abacus Ventures, Inc. ("Abacus") purchased the Company's line of credit from the lender. During the six months ended June 30, 2002, the Company has entered into an agreement whereby the Company has exchanged common stock, issued to certain principles of Abacus, for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. The Company has initiated new credit arrangements for smaller dollar amounts with certain vendors and will pursue a new line of credit after negotiations with certain vendors are complete. If successful, these plans may add significant equity to the Company. There is no assurance that these transactions will occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholder Notes Payable --The Company paid cash and issued stock as a settlement of the principal amounts due on two separate notes payable to stockholders. The balance due to stockholders at June 30, 2002 and December 31, 2001 was $0 and $1,390,125, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent, was $210,734 and $205,402 at June 30, 2002 and December 31, 2001, respectively, and is included in accrued liabilities. These notes are due on demand.

During the six months ended June 30, 2002, Abacus Ventures completed negotiations with several vendors of the Company, whereby Abacus purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $345,263. In addition, Abacus agreed to deduct as an offset of the amount owed to Abacus $120,000, constituting the amounts paid by the Company as legal fees incurred by the Company as part of its negotiations with the Company vendors. The Company has recorded this transaction as a $345,263 non-cash increase and a $120,000 non-cash payment to the note payable owed to Abacus, pursuant to the terms of the Abacus agreement.

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

For the six months ended June 30, 2002, the Company recorded $116,278 of accrued interest and paid $7,089 of interest on the Abacus loans. Total accrued interest due to Abacus at June 30, 2002 was $490,116.

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

Effective January 18, 2002, the Company entered into a settlement agreement which required the Company to pay the plaintiff the sum of $250,000. Of this amount, $25,000 was paid upon execution of the settlement, and the balance, together with interest at 8% per annum, was payable by August 18, 2002. As security for payment of the balance, the Company executed and delivered to the plaintiff a Confession of Judgment and also issued 3,000,000 shares of common stock, which are currently held in escrow and have been treated as treasury stock recorded at no cost. Because seventy-five percent (75%) of the balance had not been paid by May 18, 2002, the Company is required to prepare and file with the Securities & Exchange Commission, at its own expense, a registration statement with respect to the escrowed shares. Because the remaining balance had not been paid by August 18, 2002 and a registration statement with respect to the escrowed shares had not been declared effective, the plaintiff is entitled to file the Confession of Judgment and proceed with execution thereon. The Company is currently negotiating with the plaintiff to settle this obligation without the release of the shares held in escrow.

In connection with a sublease agreement of these facilities, the Company received a settlement in the amount of $152,500, which has been recorded as other income. The Company did not receive cash from this settlement, but certain obligations of the Company were paid directly. $109,125 of the principal balance of the note related to the settlement mentioned above was paid. Also, $43,375 was paid to the Company's legal counsel, of which $36,375 was for services rendered and $7,000 was as a retainer for future services.

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

                                                                                             Electronics           Ethernet
               June 30, 2002                                                Assembly            Technology           Total
               -------------                                            ----------------     -------------        -------------

           Sales to external customers                                  $      1,225,225     $       388,123      $     1,613,348
           Intersegment sales                                                    161,553                  --              161,553
           Segment loss                                                         (647,307)            (77,998)            (725,305)
           Segment assets                                                      3,478,432             330,993            3,809,425
           Depreciation and amortization                                         245,663              10,470              256,133

               June 30, 2001

           Sales to external customers                                  $        687,523     $       383,442      $     1,070,965
           Intersegment sales                                                    262,832                  --              262,832
           Segment loss                                                       (1,616,209)              8,017           (1,608,192)
           Segment assets                                                      3,559,900             476,454            4,036,354
           Depreciation and amortization                                         222,543              11,522              234,065



                                                                                                           June 30,
                        Sales                                                                      2002                2001
                        -----                                                                ---------------      ---------------

           Total sales for reportable segments                                               $     1,774,901      $     1,333,797
           Elimination of intersegment sales                                                        (161,553)            (262,832)
                                                                                             ---------------      ---------------

           Consolidated net sales                                                            $     1,613,348      $     1,070,965
                                                                                             ===============      ===============

                        Net Loss

           Net loss for reportable segments                                                  $      (725,305)     $    (1,608,192)
           Elimination of intersegment losses                                                             --                   --
                                                                                             ---------------      ---------------

                                                                                             $      (725,305)     $    (1,608,192)
                                                                                             ===============      ===============

All intersegment sales are recorded at the carrying value of the goods. The carrying value includes materials, labor and overhead. Therefore, the intersegment sales result in no gain or loss.

                                                                                                 June 30,         December 31,
                        Total Assets                                                               2002                2001
                        ------------                                                         ---------------      ---------------

           Total assets for reportable segments                                              $     3,809,425      $     3,587,286
           Adjustment for intersegment amounts                                                            --               (1,800)
                                                                                             ---------------      ---------------

                Consolidated total assets                                                    $     3,809,425      $     3,585,486
                                                                                             ===============      ===============

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

Cost of sales during the three-month period ended June 30, 2002 was $957,395, as compared to $492,499 during the same period in 2001. Cost of sales during the six-month period ended June 30, 2002 was $1,376,511, as compared to $1,295,082 during the same six-month period in 2001. Our gross profit margin for the three-month period ended June 30, 2002 was 1.5%, as compared to (17.1)% during the same three-month period in 2001. Our gross profit margin for the six-month period ended June 30, 2002 was 14.7%, as compared to (20.9)% during the same six-month period in 2001. During the three-month period ended June 30, 2002, work-in-progress inventory with a high overhead allocation was completed and sold, causing a decrease in the gross profit margin for the quarter.

           Selling, General and Administrative Expenses

During the three-month period ended June 30, 2002, selling, general and administrative expenses were $362,982, as compared to $441,369 for the same period in 2001, representing an 18% decrease. During the six-month period ended June 30, 2002, selling, general and administrative expenses were $883,590, as compared to $844,668, a 4.4% decrease. Due to an increase in sales and a decrease in selling, general and administrative expenses, the amount of such expenses as a percentage of sales decreased from 78% for the six months ended June 30, 2001 to 55% for the six months ended June 30, 2002.

           Interest Expense

Interest expense for the three-month period ended June 30, 2002 was $103,864, compared to $298,286 for the same period in 2001, a reduction of $194,422, or 65%. Interest expense for the six-month period ended June 30, 2002 was $240,744, compared to $543,507 during the same period in 2001, a reduction of $302,763, or 55.7%. These decreases are primarily attributable to conversion of a significant amount of debt to equity in January 2002 and to a decrease in delinquent payroll tax penalties, which were previously recorded as part of interest expense. As of June 30, 2002, the amount of our liability for delinquent state and federal payroll taxes was $2,073,686. See "Part II - Item 1 - Legal Proceedings."

As a result of the above factors, our overall net loss decreased 54.9% to $725,305 for the six-month period ended June 30, 2002, from $1,608,192 for the same period in 2001. Our net loss for the three-month period ended June 30, 2002 decreased by 62.9% to 299,548, as compared to a net loss of $807,574 for the same period in 2001.

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

Net cash used in operating activities was $918,652 for the period ended June 30, 2002, compared to $29,161 provided by operations for the six months ended June 30, 2001. During the six months ended June 30, 2002, net cash used by operations was primarily attributable to our net loss of $747,961, increases in trade accounts receivable of 474,345, and payments of $177,500 made in settlement of litigation, offset by a decrease in accrued liabilities of $267,596 and non-cash charges of $256,133 for depreciation and amortization.

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

           Accounts Payable

Accounts payable were $1,799,507 at June 30, 2002, as compared to $2,141,290 at December 31, 2001. This decrease is primarily attributable to payments to vendors from $500,000 in cash provided by the issuance of restricted common stock in January 2002 and the conversion of $345,263 of accounts payable to notes payable to Abacus, offset by increases in trade payables incurred in conjunction with our increased sales.

           Liquidity and Financing Arrangements

We sustained losses from operations of $646,753 and $1,068,785 for the six-month periods ended June 30, 2002 and 2001, respectively and losses from operations of $348,359 and $513,388 for the three-month periods ending June 30, 2002 and 2001, respectively. We had accumulated deficits of $13,828,453 and $13,080,492 at June 30, 2002 and December 31, 2001, respectively, and total stockholders' deficits of $4,206,248 and $6,942,377, respectively, as of such dates. As of December 31, 2001, our monthly operating costs and interest expenses averaged approximately $205,000 per month. As of June 30, 2002, this amount had decreased to approximately $187,000 per month.

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

In January 2002, we also issued 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable to various stockholders. In addition, in connection with these shares-for-debt transactions, we issued a further 6,666,667 shares of restricted common stock to the Saliba Private Annuity Trust and the Saliba Living Trust, principals of Abacus, in exchange for $500,000 cash.

During the six months of ended June 30, 2002, Abacus completed negotiations with several of our vendors, whereby Abacus purchased various past due amounts for goods and services provided by the vendors, as well as capital leases. The total of these obligations was $345,263. We recorded this transaction as a $345,263 increase to the note payable owed to Abacus, pursuant to the terms of our agreement with them. In addition, Abacus agreed to deduct as an offset of the amount owed to Abacus $120,000, constituting the amounts paid by the Company as legal fees incurred by the Company as part of its negotiations with the Company's vendors.

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

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

           Delinquent Payroll Tax Liability

As of December 31, 2001, we had accrued liabilities in the amount of $1,982,445 for delinquent payroll taxes, including interest estimated at $215,268 and penalties estimated at $242,989. Of this amount, approximately $257,510 was due the State of Utah. Concerning the amount owed the State of Utah, during the first quarter of 2002, we negotiated a payment schedule of $4,000 per month, which did not provide for any forgiveness of any taxes, penalties or interest. Approximately $1,713,996 is owed to the Internal Revenue Service. During the first quarter of 2002, we negotiated a payment schedule with respect to this amount, pursuant to which we are currently making monthly payments of $25,000. Monthly payments were made during each of the three months in the second quarter according to the agreed-upon payment schedule. As of June 30, 2002, a total of $247,556 was owed to the State of Utah and a total of $1,815,191 was owed to the Internal Revenue Service.

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

           Osicom Settlement

On July 31, 2002, we entered into a Mutual Release and Settlement Agreement (the "Osicom Agreement") with Osicom Technologies, Inc and Entrada Networks, Inc. In January 2001, we had filed a breach of contract action against Osicom, one of our customers, seeking damages of $875,000 in respect of Osicom's cancellation of a portion of a manufacturing contract. Pursuant to the terms of the Osicom Agreement, we have agreed to dismiss our claims against Osicom and Entrada in consideration for a series of six payments by Entrada to us in August-October 2002 that total $265,000. Of this amount, approximately $158,000 is allocated to the purchase of inventory from us and the balance is allocated to amounts owed to us by Osicom and/or Entrada.

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


                               CIRTRAN CORPORATION

Date:   December 23, 2002          By: /s/  Iehab J. Hawatmeh
                                   Iehab J. Hawatmeh, President