Form 10QSB/A
period 2002-09-30
CIRTRAN CORP
filed 2002-12-24
CIK 813716

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


Transitional Small Business Disclosure Format (check one): Yes ____   NO  X

The purpose of this amendment to CirTran Corporation's Quarterly Report on Form 10-QSB is to show the effects of a fourth quarter adjustment, discussed in the Company's Annual Report on Form 10KSB for the year ended December 31, 2001, on the period ended September 30, 2001. Also the segment information contained in
Note 7 has been corrected.

This amendment does not reflect events occurring after the filing of the Quarterly Report on November 20, 2002, the original filing date of the Quarterly Report, or modify or update those disclosures as presented in the original Form 10-QSB, except to reflect the restatement as described above, and to describe certain subsequent events in Note 8 to the unaudited Condensed Consolidated Financial Statements.


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

                                        6
                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                      September 30,     December 31,
                                                                    ----------------------------------
                                                                         2002               2001
                                                                    ----------------   ---------------

                              ASSETS
Current assets
Cash and cash equivalents                                           $           882    $          499
Trade accounts receivable, net of allowance for doubtful accounts
of $32,317 and $66,316, respectively                                        158,807           369,250
Inventories                                                               1,624,543         1,773,888
Subscription receivable                                                      25,000                 -
Other                                                                       100,561            97,037
                                                                    ----------------   ---------------
Total current assets                                                      1,909,793         2,240,674

Property and equipment, at cost, net                                        968,371         1,333,925
Other assets, net                                                            23,102            10,887
                                                                    ----------------   ---------------
Total Assets                                                        $     2,901,266    $    3,585,486
                                                                    ================   ===============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                            $       123,268    $      159,964
Accounts payable                                                          1,297,281         2,141,290
Accrued liabilities                                                       3,230,117         3,071,191
Notes payable to stockholders                                                 2,465         1,390,125
Notes payable to related parties                                          1,547,397         2,405,507
Current maturities of capital lease obligations                                   -            41,206
Current maturities of long-term notes payable                             1,157,656           863,650
                                                                    ----------------   ---------------
Total current liabilities                                                 7,358,184        10,072,933
                                                                    ----------------   ---------------

Long-Term Liabilities
Long-term notes payable, less current maturities                            201,206           447,155
Capital lease obligations, less current maturities                                -             7,775
                                                                    ----------------   ---------------
Total long-term liabilities                                                 201,206           454,930
                                                                    ----------------   ---------------

Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding 211,772,191 at September 30, 2002 before
3,000,000 shares held in treasury at no cost and 160,951,005
at December 31, 2001                                                        211,772           160,951
Additional paid-in capital                                                9,510,433         5,977,164
Accumulated deficit                                                     (14,380,329)      (13,080,492)
                                                                    ----------------   ---------------
Total Stockholders' Deficit                                              (4,658,124)       (6,942,377)
                                                                    ----------------   ---------------
Total Liabilities and Stockholders' Deficit                         $     2,901,266    $    3,585,486
                                                                    ================   ===============


                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For the Three Months Ended,                 For the Nine Months Ended,
                                                          September 30,                               September 30,
                                             ------------------------------------------  ------------------------------------------
                                                    2002                  2001                  2002                  2001
                                             --------------------  --------------------  --------------------  --------------------
Net Sales                                    $           367,755   $           474,055   $         1,981,103   $         1,545,020

Cost of Sales                                            358,869               499,772             1,735,380             1,794,854
                                             --------------------  --------------------  --------------------  --------------------

Gross Profit/(Loss)                                        8,886               (25,717)              245,723              (249,834)

Operating Expenses
Selling, general and administrative expenses             516,650               393,368             1,400,240             1,238,036
Non-cash compensation expense                             25,000                     -                25,000                     -
                                             --------------------  --------------------  --------------------  --------------------
Total Operating Expenses                                 541,650               393,368             1,425,240             1,238,036

Loss From Operations                                    (532,764)             (419,085)           (1,179,517)           (1,487,870)
                                             --------------------  --------------------  --------------------  --------------------

Other income (expense)
Interest                                                 (41,865)             (124,452)             (282,609)             (667,959)
Other, net                                                    97                    25               162,289                 4,125
                                             --------------------  --------------------  --------------------  --------------------
                                                         (41,768)             (124,427)             (120,320)             (663,834)
                                             --------------------  --------------------  --------------------  --------------------

Net Loss                                     $          (574,532)  $          (543,512)  $        (1,299,837)  $        (2,151,704)
                                             ====================  ====================  ====================  ====================

Basic and diluted loss per common share      $             (0.00)  $             (0.00)  $             (0.01)  $             (0.01)
                                             ====================  ====================  ====================  ====================
Basic and diluted weighted-average
common shares outstanding                            209,652,626           157,947,744           205,907,734           156,855,950
                                             ====================  ====================  ====================  ====================


                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               For the Nine Months Ended,
                                                                                       September 30,
                                                                   ---------------------------------------------------
                                                                            2002                        2001
                                                                   -----------------------     -----------------------

Cash flows from operating activities
Net loss                                                           $           (1,299,837)     $           (2,151,704)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                     368,376                     374,791
Provision for loss on trade receivables                                           (33,999)                     31,399
Settlement of litigation                                                          (25,000)                          -
Non-cash compensation expense                                                      25,000
Issuance of common stock options for prepaid commission                                 -                     200,000
Payments made on behalf of the Company
as a settlement of a sublease agreement                                          (152,500)                          -
Changes in assets and liabilities:
Trade accounts receivable                                                         244,442                     458,496
Inventories                                                                       149,345                     (16,936)
Other assets                                                                       (8,739)                   (198,502)
Accounts payable                                                                 (547,727)                    397,240
Accrued liabilities                                                               366,602                     771,738
                                                                   -----------------------     -----------------------

Total adjustments                                                                 385,800                   2,018,226
                                                                   -----------------------     -----------------------

Net cash used in operating activities                                            (914,037)                   (133,478)
                                                                   -----------------------     -----------------------

Cash flows from investing activities
Purchase of property and equipment                                                 (2,822)                     (1,844)
                                                                   -----------------------     -----------------------

Net cash used in investing activities                                              (2,822)                     (1,844)
                                                                   -----------------------     -----------------------

Cash flows from financing activities
Increase (decrease) in checks written in excess of cash in bank                   (36,696)                    134,841
Payments on notes payable to stockholders                                        (140,125)                          -
Principal payments on long-term notes payable                                    (348,402)                   (311,462)
Principal payments on capital leases                                                    -                      (4,550)
Proceeds from long-term notes payable                                             655,000                           -
Proceeds from notes payable to stockholders                                         2,465                     305,625
Proceeds from exercise of options to purchase common stock                        285,000                           -
Proceeds from issuance of common stock                                            500,000                           -
                                                                   -----------------------     -----------------------

Net cash provided by financing activities                                         917,242                     124,454
                                                                   -----------------------     -----------------------

Net increase (decrease) in cash and cash equivalents                                  383                     (10,868)

Cash and cash equivalents at beginning of period                                      499                      11,068
                                                                   -----------------------     -----------------------

Cash and cash equivalents at end of period                         $                882        $                200
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

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)


                                                                            For the Nine Months Ended,
                                                                                    September 30,
                                                                ---------------------------------------------------
                                                                         2002                        2001
                                                                -----------------------     -----------------------
Supplemental disclosure of cash flow information

Cash paid for interest                                          $              186,311      $               53,013

Noncash investing and financing activities

Prepaid commission by stock option issuance                     $                    -      $              200,000
Notes payable issued for accounts payable                                      345,263                           -
Common stock issued for notes payable to stockholders                        1,250,000                           -
Common stock issued for notes payable                                        1,499,090                           -
Legal fees to be paid on behalf of lender                                      120,000                           -
Accrued interest converted to notes payable                                     41,301                           -
Exercise of options for subscription receivable                                 25,000                           -


                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2001, Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as
Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained net losses of $1,299,837 and $2,933,084 for the nine months ended September 30, 2002, and the year ended December 31, 2001, respectively. As of September 30, 2002, and December 31, 2001, the Company had an accumulated deficit of $14,380,329 and $13,080,492, respectively and a total stockholders' deficit of $4,658,124 and $6,942,377, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $914,037 and $288,724 for the nine months ended September 30, 2002, and the year ended December 31, 2001, respectively.

Since February 2000, the Company has operated without a line of credit. Many of the Company's vendors stopped credit sales of components used by the Company to manufacture products and as a result, the Company converted certain of its turnkey customers to customers that provide consigned components to the Company for production. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Abacus Ventures, Inc. ("Abacus") purchased the Company's line of credit from the lender. During the nine months ended September 30, 2002, the Company entered into an agreement whereby the Company exchanged common stock, issued to certain principles of Abacus, for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. The Company has initiated new credit arrangements for smaller dollar amounts with certain vendors and will pursue a new line of credit after negotiations with certain vendors are complete. If successful, these plans may add significant equity to the Company. There is no assurance that these transactions will occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholder  Notes  Payable  -- The  Company  paid  cash and  issued  stock as a settlement of the principal amounts due on two separate notes payable to stockholders. An additional $2,465 was advanced to the company during the quarter ended September 30, 2002. The principal balance due to stockholders was $2,465 and $1,390,125 at September 30, 2002, and December 31, 2001,
respectively. Interest associated with amounts due to stockholders was accrued at 10 percent. Unpaid accrued interest was $210,734 and $205,402 at September 30, 2002, and December 31, 2001, respectively, and is included in accrued liabilities. These notes are due on demand.

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

Additionally, the Company entered into a bridge loan agreement with Abacus. This agreement allows the Company to request funds from Abacus to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. The principal balance cannot exceed $600,000 at any point in time. During the nine months ended September 30, 2002, the Company was advanced $655,000 and made cash payments of $156,258 for an outstanding balance on the bridge loan of $498,742. The total principal amount owed to Abacus between the note payable and the bridge loan was $1,547,397 as of September 30, 2002.

For the nine months ended September 30, 2002, the Company recorded $1,174,417 of accrued interest and paid $7,089 of interest on the Abacus loans. Total accrued interest due at September 30, 2002, was $548,255.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Settlement of Litigation - During the nine months ended September 30, 2002, the Company settled a lawsuit that alleged a breach of facilities sublease agreement involving facilities located in Colorado. The Company's liability in this action was originally estimated to range up to $2.5 million. The Company subsequently filed a counter suit in the same court for an amount exceeding $500,000 for missing equipment.

Effective January 18, 2002, the Company entered into a settlement agreement which required the Company to pay the plaintiff the sum of $250,000. Of this amount, $25,000 was paid upon execution of the settlement, and the balance, together with interest at 8% per annum, was payable by July 18, 2002. As security for payment of the balance, the Company executed and delivered to the plaintiff a Confession of Judgment and also issued 3,000,000 shares of common stock, which are currently held in escrow and have been treated as treasury stock recorded at no cost. Because seventy-five percent (75%) of the balance had not been paid by May 18, 2002, the Company was required to prepare and file with the Securities & Exchange Commission, at its own expense, a registration statement with respect to the escrowed shares. Because, by July 18, 2002, the remaining balance had not been paid, the registration statement with respect to the escrowed shares had not been declared effective, and the Company had not replaced the escrowed shares with registered free-trading shares pursuant to the terms of the settlement agreement, the plaintiff filed the Confession of Judgment and proceeded with execution thereon. The Company is currently negotiating with the plaintiff to settle this obligation without the release of the shares held in escrow.

In connection with a sublease agreement of these facilities, the Company received a settlement in the amount of $152,500, which has been recorded as other income. The Company did not receive cash from this settlement, but certain obligations of the Company were paid directly. $109,125 of the principal balance of the note related to the settlement mentioned above was paid. The plaintiff has filed a claim that this payment was to be applied against rents owed rather than the note payable. The Company disputes the claim and intends to vigorously defend the action. Also, $7,000 was paid to the Company's legal counsel as a retainer for future services. The remaining $36,375 was paid to the above mentioned plaintiff as a settlement of rent expense.

Litigation - In December 1999, a vendor of the Company filed a lawsuit that alleges breach of contract and seeks payment in the amount of approximately $213,000 of punitive damages from the Company related to the Company's non-payment for materials provided by the vendor. The Company denies all substantive allegations made by the vendor and intends to vigorously contest the case.

The Company has been a party to a lawsuit with a customer stemming from an alleged breach of contract. In July 2002, the Company reached a settlement with the customer in which the customer was to make payments from August 1, 2002, through October 29, 2002, to the Company totaling $265,000. As part of the settlement, the Company returned inventory valued at $158,010, settled receivables from the customer of 287,277, settled payables owed to the customer in the amount of $180,287 and sold inventory to a Company related to the customer for $13,949. At September 30, 2002, the Company had received $185,000. Subsequent to September 30, 2002, the final payment of $80,000 had been collected.

During October 1999, a former vendor of the Company brought action against the Company alleging that the Company owed approximately $199,600 for materials and services and terms of a promissory note. The Company entered a settlement agreement under which the Company is to pay $6,256.24 each month until the obligation and interest thereon are paid. This did not represent the forgiveness of any obligation, but rather the restructuring of the terms of the previous agreement. The Company has defaulted on its payment obligations under the settlement agreement. The Company is currently negotiating a new settlement agreement.

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

During March 2000, a vendor brought suit against the Company under allegations that the Company owed approximately $97,000 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company issued a note payable to the vendor in settlement of the amount owed and is required to pay the vendor $1,972 each month until paid. The Company is currently in default on this obligation and is currently negotiating a new settlement agreement.

A financial institution brought suit against the Company during February 2000, alleging that the Company owed approximately $439,000 for a loan provided to the Company for the Company's use and benefit. Judgment was entered against the Company and certain guarantors in the amount of $427,291.69 plus interest at the rate of 8.61% per annum from June 27, 2000. The Company has subsequently made payments to the financial institution, reducing the obligation to $273,089 at September 30, 2002, plus interest accruing from January 1, 2002. Negotiations for settlement of the remaining claims are underway.

Suit was brought against the Company during April, 2001, by a former shareholder alleging that the Company owed $121,825 under the terms of a promissory note. A Stipulation for Settlement and for Entry of Judgment was executed by the parties wherein the Company agreed to arrange for payment of a principal amount of $145,000 in 48 monthly installments. The Company made seven payments and then failed to make subsequent payments, at which time the shareholder obtained a consent judgment against the Company. The Company is currently in settlement negotiations with the former shareholder regarding the judgment.

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

Accrued Payroll Tax Liabilities -- As of September 30, 2002, the Company had accrued liabilities in the amount of $2,219,709 for delinquent payroll taxes, including interest estimated at $281,689 and penalties estimated at $264,249. Of this amount, approximately $301,980 was due the State of Utah. During the first quarter of 2002, the Company negotiated a monthly payment schedule of $4,000 to the State of Utah, which did not provide for the forgiveness of any taxes, penalties or interest. These monthly payments were not made during the third quarter. Approximately $1,906,790 is owed to the Internal Revenue Service.

During the first quarter of 2002, the Company negotiated a payment schedule with respect to this amount, pursuant to which monthly payments of $25,000 were required. In addition, the Company committed to keeping current on deposits of federal withholding amounts. The required monthly payments were made during each of the three months during the second quarter. None of the monthly payments were made during the third quarter. The Company is currently renegotiating the terms of the payment schedule with the Internal Revenue Service. In addition, the Company failed to pay several of its current withholding obligations. Approximately $10,939 is owed to the State of Colorado.

NOTE 5 - STOCKHOLDERS' EQUITY

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

NOTE 7 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has two reportable segments; electronics assembly and Ethernet technology. The electronics assembly segment manufactures and assembles circuit boards and electronic component cables. The Ethernet technology segment designs and manufactures Ethernet cards. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in the Company's Annual Report on Form 10KSB/A. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                                                            Electronics           Ethernet
               September 30, 2002                                             Assembly            Technology        Total
               Sales to external customers                              $      1,547,594     $       433,509      $     1,981,103
               Intersegment sales                                                179,451                  --              179,451
               Segment loss                                                   (1,157,244)           (142,593)          (1,299,837)
               Segment assets                                                  2,577,129             333,235            2,910,364
               Depreciation and amortization                                     352,674              15,703              368,377

               September 30, 2001
               Sales to external customers                              $      1,161,578     $       383,442      $     1,545,020
               Intersegment sales                                                262,832                  --              262,832
               Segment loss                                                   (2,159,721)              8,017           (2,151,704)
               Segment assets                                                  3,513,381             476,454            3,989,835
               Depreciation and amortization                                     363,269              11,522              374,791



                                                                                                         September 30,
                Sales                                                                              2002                2001

                Total sales for reportable segments                                          $     2,160,554      $     1,807,852
                Elimination of intersegment sales                                                   (179,451)            (262,832)

                Consolidated net sales                                                       $     1,981,103      $     1,545,020

                Net Loss

                Net loss for reportable segments                                             $    (1,299,837)     $    (2,151,704)
                Elimination of intersegment losses                                                        --                   --

                                                                                             $    (1,299,837)     $    (2,151,704)

All intersegment sales are recorded at the carrying value of the goods. The carrying value includes materials, labor and overhead. Therefore, the sales result in no intersegment gain or loss.

                                                                                             September 30, December 31,
                Total Assets                                                                       2002                2001

                Total assets for reportable segments                                         $     2,910,364      $     3,587,286
                Adjustment for intersegment amounts                                                   (9,098)              (1,800)

                Consolidated total assets                                                    $     2,901,266      $     3,585,486

NOTE 8 - SUBSEQUENT EVENTS

On November 5, 2002, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with a private investor (the "Equity Line Investor"). Under the Equity Line Agreement, the Company has the right to draw up to $5,000,000 from the Equity Line Investor against an equity line of credit (the "Equity Line"), and to put to the Equity Line Investor shares of the Company's common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of the Company's common stock over the five trading days after the advance notice is tendered. The maximum amount of any single draw is $85,000.

The Equity Line Investor is required  under the Equity Line  Agreement to tender
the  funds   requested  by  the  Company  within  two  trading  days  after  the five-trading-day period used to determine the market price.

In connection with the Equity Line Agreement, the Company granted registration rights to the Equity Line Investor, in connection with which the Company is required to use its best efforts to file a registration statement and have it declared effective by the Securities and Exchange Commission. The Company has not yet filed such registration statement. The Company is unable to draw on the Equity Line until the registration statement has been declared effective.

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

Results of Operations

         Sales and Cost of Sales

Net sales for the three-month period ended September 30, 2002, decreased 22.4% to $367,755, as compared to net sales of $474,055 during the same three-month period in 2001. Net sales for the nine-month period ended September 30, 2002 increased 28.2% to $1,981,103, from $1,545,020 during the same period in 2001. This increase resulted from increased sales to existing customers including Tempo Research, General Cable, Merit Optical, and Silicon Graphics, as well as an increase in slaes to new costomers including Sarcom, Digicon, and GTSI.

Cost of sales during the three-month period ended September 30, 2002, was $358,869, as compared to $499,772 during the same period in 2001. Cost of sales during the nine-month period ended September 30, 2002 was $1,735,380, as compared to $1,794,854 during the same nine-month period in 2001. Our gross profit percentage for the three-month period ended September 30, 2002 was 2.4%, as compared to (5.4)% during the same three-month period in 2001. Our gross profit percentage for the nine-month period ended September 30, 2002 was 12.4%, as compared to (16.2)% during the same nine-month period in 2001.

         Selling, General and Administrative Expenses

During the three-month period ended September 30, 2002, selling, general and administrative expenses were $516,650, as compared to $393,368 for the same period in 2001, representing a 23.9% decrease. During the nine-month period ended September 30, 2002, selling, general and administrative expenses were $1,400,240, as compared to $1,238,036, a 13.1% increase. Due to an increase in sales and a decrease in selling, general and administrative expenses, the amount of such expenses as a percentage of sales decreased 80.1% for the nine months ended September 30, 2001 to 70.7% for the nine months ended September 30, 2002.

         Interest Expense

Interest expense for the three-month period ended September 30, 2002 was $41,865, compared to $124,452 for the same period in 2001, a reduction of $82,587, or 66.4%. Interest expense for the nine-month period ended September 30, 2002 was $282,609, compared to $667,959 during the same period in 2001, a reduction of $385,350, or 57.7%. These decreases are primarily attributable to conversion of a significant amount of debt to equity in January 2002 and to a decrease in delinquent payroll tax penalties, which were previously recorded as part of interest expense. As of September 30, 2002, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,219,709. See "Part II - Item 1 - Legal Proceedings."

As a result of the above factors, our overall net loss decreased 39.6% to $1,299,837 for the nine-month period ended September 30, 2002, from $2,151,704 for the same period in 2001. Our net loss for the three-month period ended September 30, 2002 increased by 5.7% to $574,532, as compared to a net loss of $543,512 for the same period in 2001.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses. Our net loss from operations for the nine-month period ending September 30, 2002 was $1,299,837, and our net loss from operations for the year ending December 31, 2001 was $2,933,084. Our accumulated deficit was $14,380,329 at September 30, 2002 and was $13,080,492 at December 31, 2001. Our current liabilities exceeded our current assets by $5,448,391 at September 30, 2002 and by $7,832,259 as of December 31, 2001. We recorded negative cash flows from operations for the nine-month period ending September 30, 2002 and the year ended December 31, 2001 of $914,037 and $288,724, respectively.

         Cash

On September 30, 2002, we had $882 cash on hand, as compared to $499 at December 31, 2001. The amount of checks written in excess of cash in bank decreased from $159,964 at December 31, 2001 to $123,268 at September 30, 2002.

Net cash used in operating activities was $914,037 for the period ended September 30, 2002, compared to $133,478 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, net cash used by operations was primarily attributable to our net loss of $1,299,837, decreases in accounts payable of $547,727, and payments of $152,500 made in settlement of litigation, offset by a decrease in trade accounts receivable of $244,442 and non-cash charges of $368,376 for depreciation and amortization.

Net cash used in investing activities during the nine months ended September 30, 2002 and 2001, consisted of equipment purchases of $2,822 and $1,844, respectively. Net cash provided by financing activities during the nine-month period ended September 30, 2002, was $917,242. Cash proceeds of $500,000 from the issuance of restricted common stock, $285,000 from the issuance of stock upon exercise of stock options, and $655,000 from long-term notes payable were offset by principal payments of $348,402 on long-term notes payable, $140,125 on notes payable to stockholders and a $36,696 decrease in the dollar amount of checks written in excess of cash in bank.

Noncash investing and financing activities during the period ended September 30, 2002 consisted of reclassifying $345,263 from notes payable to accounts payable (see below under "Accounts Payable"), the cancellation of $1,250,000 in notes payable to stockholders in exchange for issuance of restricted common stock, the cancellation of $1,499,090 in notes payable in exchange for the issuance of restricted common stock (see below under "Liquidity and Financing Arrangements"), and the allocation of $120,000 to be paid for legal fees which Abacus Ventures, Inc. ("Abacus"), agreed to deduct as an offset of the amount the Company owes Abacus. See "Liquidity and Financing Arrangements," below.

         Accounts Receivable

By September 30, 2002, accounts receivable had decreased to $158,807 (net of an allowance for doubtful accounts of $32,317), as compared to accounts receivable of $369,250 at December 31, 2002 (net of an allowance for doubtful accounts of $66,316). This significant decrease in accounts receivable is reflective of our increased collection efforts.

         Accounts Payable

Accounts payable were $1,297,281 at September 30, 2002, as compared to $2,141,290 at December 31, 2001. This decrease is primarily attributable to payments to vendors from $500,000 in cash provided by the issuance of restricted common stock in January 2002 and the conversion of $345,263 of accounts payable to notes payable to Abacus Ventures, Inc., offset by increases in trade payables incurred in conjunction with our increased sales.

         Liquidity and Financing Arrangements

We sustained losses from operations of $1,179,517 and $1,682,870 for the nine months ended September 30, 2002 and 2001, respectively and losses from operations of $532,764 and $614,085 for the quarters ended September 30, 2002 and 2001, respectively. We had accumulated deficits of $14,380,329 and $13,080,492 at September 30, 2002 and December 31, 2001, respectively, and total stockholders' deficits of $4,658,124 and $6,942,377, respectively, as of such dates. As of December 31, 2001, our monthly operating costs and interest expenses averaged approximately $205,000 per month. As of September 30, 2002, this amount had decreased to approximately $145,000 per month.

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

During the nine-months ended September 30, 2002, Abacus completed negotiations with several of our vendors, whereby Abacus purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $345,263. In addition, Abacus agreed to deduct as an offset of the amount owed to Abacus $120,000, constituting the amounts paid by the Company as legal fees incurred by the Company as part of its negotiations with the Company's vendors. We recorded this transaction as a $345,263 non-cash increase to the note payable owed to Abacus, pursuant to the terms of the Abacus agreement. In addition, as partial payment of the amount owed to Abacus, we agreed to pay $120,000 in legal fees of Abacus that were incurred as part of its negotiations with our vendors, which amount was recorded as a non-cash payment to the note payable owed to Abacus.

Additionally, we entered into a bridge loan agreement with Abacus. This agreement allows us to request funds from Abacus to finance the build-up of inventory relating to specific sales. The advances bear interest at 24% and are payable on demand. The principal balance cannot exceed $600,000 at any point in time. During the nine months ended September 30, 2002, we were advanced $655,000 and made cash payments of $156,258 for an outstanding balance on the bridge loan of $498,742. The total principal amount owed to Abacus between the note payable and the bridge loan was $1,547,397 as of September 30, 2002.

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

In conjunction with our efforts to improve our results of operations, discussed above, on November 5, 2002, we entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with Cornell Capital Partners, LP, a private investor ("Cornell"). Under the Equity Line Agreement, we have the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of our common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered. Cornell is required under the Equity Line Agreement to tender the funds requested by us within two trading days after the five-trading-day period used to determine the market price.

Our issuances of shares of our common stock pursuant to the Equity Line Agreement will serve to dilute the value of our common stock and existing shareholders' positions.

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

As of September 30, 2002, we had accrued liabilities in the amount of $2,219,709 for delinquent payroll taxes, including interest estimated at $281,689 and penalties estimated at $264,249. Of this amount, approximately $301,980 was due the State of Utah. During the first quarter of 2002, we negotiated a monthly payment schedule of $4,000 to the State of Utah, which did not provide for the forgiveness of any taxes, penalties or interest. These monthly payments were not made during the third quarter. Approximately $1,906,790 is owed to the Internal Revenue Service ("IRS"). During the first quarter of 2002, we negotiated a payment schedule with respect to this amount, pursuant to which monthly payments of $25,000 were required. In addition, we committed to keeping current on deposits of federal withholding amounts. The required monthly payments were made during each of the three months during the second quarter. None of the monthly payments were made during the third quarter, and the Company is renegotiating the payment schedule with the IRS. In addition, we failed to pay several of our current withholding obligations. Approximately $10,939 is owed to the State of Colorado.

The amounts in controversy in the matters described in the following paragraphs have all been included in the Company's financial statements and notes, and do not represent obligations or contingencies in addition to those set forth in the financial statements and notes.

Sunborne XII, LLC - The Company (as successor to Circuit Technology, Inc.) was a defendant in an action in El Paso County, Colorado District Court, brought by Sunborne XII, LLC, a Colorado limited liability company, for alleged breach of a sublease agreement involving facilities located in Colorado. Our liability in this action was originally estimated to range up to $2.5 million, and we subsequently filed a counter suit in the same court against Sunborne in an amount exceeding $500,000 for missing equipment. Effective January 18, 2002, the Company entered into a settlement agreement with Sunborne with respect to the above-described litigation. The settlement agreement required the Company to pay Sunborne the sum of $250,000. Of this amount, $25,000 was paid upon execution of the agreement, and the balance, together with interest at 8% per annum, was payable by July 18, 2002. As security for payment of the balance, the Company executed and delivered to Sunborne a Confession of Judgment and also issued to Sunborne 3,000,000 shares of the Company's common stock, which are currently held in escrow as security for performance of our obligations under the settlement agreement. We were also required, if 75% of the balance owing under the agreement was not paid by May 18, 2002, to prepare and file with the Securities & Exchange Commission, at the Company's expense, a registration statement with respect to the shares that were escrowed. The settlement agreement also stipulated that if such registration was not completed by July 18, 2002 and the escrowed shares were not replaced with registered free-trading shares pursuant to the terms of the agreement, Sunborne could file the Confession of Judgment and proceed with execution thereon.

Pursuant to a Termination of Sublease Agreement dated as of May 22, 2002 among the Company, Sunborne and other parties, the sublease agreement that was the subject of our litigation with Sunborne was terminated and a payment of approximately $109,000 was credited against the amount owed by the Company to Sunborne under the Company's settlement agreement with them. Sunborne has filed a claim that this amount was to be an additional rent expense rather than a payment on the note payable. The Company disputes this claim and intends to vigorously defend the action.

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

Osicom Settlement - On July 31, 2002, the Company entered into a Mutual Release and Settlement Agreement (the "Osicom Agreement") with Osicom Technologies, Inc and Entrada Networks, Inc. In January 2001, the Company had filed a breach of contract action against Osicom, one the Company's customers, seeking damages of $875,000 in respect of Osicom's cancellation of a portion of a manufacturing contract. Pursuant to the terms of the Osicom Agreement, The Company has agreed to dismiss its claims against Osicom and Entrada in consideration for a series of six payments by Entrada to the Company in August-October 2002 that total $265,000. As part of the settlement, the Company returned inventory valued at $158,010, settled receivables from the customer of 287,277, settled payables owed to the customer in the amount of $180,287 and sold inventory to a company related to the customer for $13,949. At September 30, 2002 the Company had received $185,000. Subsequent to September 30, 2002, the final payment of $80,000 had been collected.

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

CirTran Corp. v. Entrada Networks, Inc. et al., Case No. 2:01-CV-142B, United States District Court, District of Utah. On January 19, 2001, the Company filed suit in state court seeking to recover $874,653 in actual damages plus unspecified consequential damages and attorneys' fees. The Company claims that Entrada, and Entrada's predecessor-in-interest, breached its contracts to purchase goods from the Company. Entrada removed the case to federal court in Salt Lake City, Utah, and filed a motion to dismiss the complaint on the basis of lack of personal jurisdiction. The court denied Entrada's motion to dismiss. Entrada asserted a claim against the Company for unspecified amount based on alleged defects that Entrada claims to have found in the goods that the Company assembled. Subsequently, the Company and Entrada entered into a settlement agreement whereby Entrada paid the Company approximately $250,000, and agreed to order and pay for certain parts from Orbit Systems, Inc. (see below) over the next three months.

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

Item 6.      Exhibits and Reports on Form 8-K

         Reports on Form 8-K: The following reports on Form 8-K were filed by us during the three-month period ended September 30, 2002:

(i) Form 8-K filed November 12, 2002 with respect to our entering into the Equity Line of Credit Agreement.

           Exhibits:

         99.1        Certifications

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    CIRTRAN CORPORATION

Date:   December 23, 2002                 By: Iehab Hawatmeh
                                              President