Form 10QSB/A
period 2002-09-30
CIRTRAN CORP
filed 2002-12-26
CIK 813716

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

Item 6.      Exhibits and Reports on Form 8-K

         Reports on Form 8-K: The following reports on Form 8-K were filed by us during the three-month period ended September 30, 2002:

(i) Form 8-K filed November 12, 2002 with respect to our entering into the Equity Line of Credit Agreement.

           Exhibits:

         10.1 Subscription Agreement between CirTran Corporation and Iehab Hawatmeh, dated January 10, 2002

         10.2 Subscription Agreement between CirTran Corporation and Rajai Hawatmeh, dated January 10, 2002

         10.3 Subscription Agreement between CirTran Corporation and Saliba Private Annuity Trust, dated January 10, 2002

         10.4 Subscription Agreement between CirTran Corporation and Saliba Living Trust, dated January 10, 2002

         10.5 Accounts Receivable and Purchase Order Financing Agreements with Abacas Ventures, Inc.

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