Form 10KSB/A
period 2001-12-31
CIRTRAN CORP
filed 2003-01-22
CIK 813716

U.S. SECURIITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
                                 Amendment No. 3

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

The Company continues to plan to use the Malaysian manufacturer in connection with any large volume orders the Company receives, and continues to incorporate the pricing available offshore in its bids for new manufacturing orders. Additionally, the Company continues to develop its relationship with Intermotive. The Company has an existing business relationship with Intermotive and has orders for continuing production. With respect to business to business ("B2B") opportunities, the Company continues to bid for business relationships using the B2B software the Company implemented in October 2001.

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

     Checks Written in Excess of Cash in Bank

Historically, banks have temporarily lent funds to us by paying out more funds than were in our accounts under existing lines of credit with those banks. Subsequent to May 2000, when Abacas purchase our line of credit obligation, the Company no longer had lines of credit with banks, and those loans were no longer available or made to us.

Under our cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. These overdrafts are included as a current liability in the balance sheets.

Related Party Transactions

Certain transactions involving Abacas Ventures, Inc., the Saliba Private Annuity Trust and the Saliba Living Trust are regarded as related party transactions under FAS 57. Disclosure concerning these transactions is set out in this Item 6 under "Liquidity and Capital Resources - Liquidity and Financing Arrangements," and in "Item 12 - Certain Relationships and Related Transactions."

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

Since February 2000, we have operated without a line of credit. Abacas Ventures, Inc., an entity whose shareholders include the Saliba Private Annuity Trust, one of our major shareholders (see "Item 11 - Security Ownership of Certain Beneficial Owners and Management") and a related entity, the Saliba Living Trust, purchased our line of credit of $2,792,609, and this amount was converted into a note payable to Abacas bearing an interest rate of 10%. As of December 31, 2001, a total of $2,405,507, plus $380,927 in accrued interest, was owed to Abacas pursuant to this note payable. Subsequent to year-end, we entered into agreements with the Saliba Private Annuity Trust and the Saliba Living Trust to exchange 19,987,853 shares of our common stock for $1,499,090 in principal amount of this debt and to issue an additional 6,666,667 shares to these trusts for $500,000 cash which was used for working capital for the Company. See "Item 12 - Certain Relationships and Related Transactions."

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

Despite our efforts to make our debt-load more serviceable, significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. As at December 31, 2001, we were in default of notes payable whose principal amount, not including the amount owing to Abacas Ventures, Inc., exceeded $666,000. In addition, the principal amount of notes that either mature in 2002 or are payable on demand exceed $165,000. The total amount per month that we have committed to paying pursuant to various settlements for outstanding debt, litigation and delinquent payroll taxes is currently approximately $38,000, all of which is against accrued liabilities and notes payable. None of these settlements, however, have resulted in the forgiveness of any amounts owed, but have simply resulted in a restructuring in the terms of the various debts.

Management believes that each of the related party transactions were as fair to the Company as could have been made with unaffiliated third parties.

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

Criminal Proceeding Involving Iehab and Shaher Hawatmeh

Two of our directors and officers, Iehab Hawatmeh and Shaher Hawatmeh, were subject to a criminal proceeding in Third District Court in Salt Lake City, Utah (Case No. 991920656FS) that is unrelated to our business and operations.
Messrs. Hawatmeh, along with their parents, were charged with the offenses of assault and aggravated kidnapping of their sister and daughter, Muna Hawatmeh, in October 1999. Effective December 18, 2001, Iehab and Shaher Hawatmeh entered into Diversion Agreements with the State of Utah with respect to these proceedings. These agreements provided that the prosecution of the offenses be deferred for a period not to exceed two years and, upon satisfactory completion of the terms of the diversion agreements by the Hawatmehs, the State of Utah would conduct no further prosecution relating to the offenses. The terms of the Agreements provided that the Hawatmehs must have no contact with their sister and must not commit any criminal offenses (excluding minor traffic offenses). On January 14, 2003, the Third District Court dismissed all charges against
Iehab and Shaher Hawatmeh upon successful completion of the Diversion
Agreements.

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

As of December 31, 2001, Iehab Hawatmeh had loaned us a total of $1,390,125.
The loans were demand loans, bore interest at 10% per annum and were unsecured. Effective January 14, 2002, we entered into four substantially identical agreements with existing shareholders pursuant to which we issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share for $500,000 in cash and the cancellation of $2,749,090 principal amount of our debt. Two of these agreements were with the Saliba Private Annuity Trust, one of our principal shareholders, and a related entity, the Saliba Living Trust. The Saliba trusts are also principals of Abacas Ventures, Inc., which entity purchased our line of credit in May 2000. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity and Financing Arrangements.") Pursuant to the Saliba agreements, the trusts were issued a total of 26,654,520 shares of common stock in exchange for $500,000 cash and the cancellation of $1,499,090 of debt. As a result of this transaction, the percentage of our common stock owned by the Saliba Private Annuity Trust and the Saliba Living
Trust increased from approximately 6.73% to approximately 17.76%%.   Mr. Trevor
Saliba, one of our directors and officers, is a passive beneficiary of the Saliba Private Annuity Trust. Pursuant to the other two agreements made in January, we issued an aggregate of 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable by two shareholders, Mr. Iehab Hawatmeh (our president, a director and our principal shareholder) and Mr. Rajai Hawatmeh. Of these shares, 15,333,333 were issued to Iehab Hawatmeh in exchange for the cancellation of $1,150,000 in debt. As a result of this transaction, the percentage of our common stock owned by Mr. Hawatmeh increased from 19.9% to approximately 22.18%.

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

Management believed at the time of each of these transactions and continues to believe that each of these transactions were as fair to the Company as could have been made with unaffiliated third parties.

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

3.2 Bylaws (previously filed as Exhibit No. 3 to our 8-K dated July 1, 2000, Commission File No. 33-13674-LA, and incorporated herein by reference).

10.       Material Contracts:
          10.1   Lease Agreement dated 2 November 1996 between I
                 & R Properties, LLC and Circuit Technology, Inc. (previously filed as Exhibit No. 4 to our 8-K dated July 1, 2000, Commission File No. 33-13674-LA, and incorporated herein by reference).
          10.2 Financial Advisory Agreement dated 12 May 1999 between Circuit Technology, Inc. and Cogent Capital Corp. (previously filed as Exhibit No. 2 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
          10.3 Form of Product Representative Agreement between CirTran Corporation and a Representative (previously filed as Exhibit No. 3 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
          10.4 Security and Loan Agreement dated April 6, 1998 between Imperial Bank and Circuit Technology, Inc. (previously filed as Exhibit No. 4 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
          10.5 Line of Credit Purchase Agreement dated May 1, 2000 between Imperial Bank and Abacas Ventures, Inc. (previously filed as Exhibit No. 5 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).
          10.6 Assignment of Loan dated May 1, 2000 from Imperial Bank to Abacas Ventures, Inc. (previously filed as Exhibit No. 6 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).


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

                                   CIRTRAN CORPORATION


Date:  January 21, 2003                 By: /s/ Iehab J. Hawatmeh, President
                                            --------------------------------


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January 21, 2003                 By: /s/ Iehab J. Hawatmeh
                                        -----------------------------
                                        Iehab J. Hawatemeh
                                          President, Chief Financial
                                          Officer and Director

Date:  January 21, 2003                 By: /s/ Raed Hawatmeh
                                        -----------------------------
                                        Raed Hawatmeh, Director

Date:  January 21, 2003                 By: /s/  Trevor Saliba
                                        -----------------------------
                                         Trevor Saliba, Director

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


January 21, 2003                   By:   /s/  IEHAB J. HAWATMEH
                                   ----------------------------
                                   Iehab J. Hawatmeh, President,
                                   Chief Financial Officer and Director


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

Checks Written in Excess of Cash in Bank-Historically, banks have temporarily lent funds to us by paying out more funds than were in our accounts under existing lines of credit with those banks. Subsequent to May 2000, when Abacas purchase our line of credit obligation, the Company no longer had lines of credit with banks, and those loans were no longer available or made to us.

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

Abacas Ventures, Inc. (Abacas) purchased the Company's line of credit from the lender. Subsequent to year-end, the Company has entered into an agreement whereby the Company has issued common stock to certain principals of Abacas in exchange for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. During 2001 and 2000, the Company successfully converted approximately $32,500 and $800,000, respectively in trade payables into notes and common stock. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. The Company has initiated new credit arrangements for smaller dollar amounts with certain vendors and will pursue a new line of credit after negotiations with certain vendors are complete. If successful, these plans may add significant equity to the Company. There is no assurance that these transactions will occur.

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

The  Company  had  amounts due to Abacas Ventures, Inc., a related  party.   The
balance due to Abacas at December 31, 2001 and 2000 was $2,405,507 and $2,435,007, respectively. Interest associated with amounts due to Abacas is accrued at 10 percent, was $380,927 and $142,042 at December 31, 2001 and 2000,
respectively,   and  is  included  in  accrued  liabilities.  The amounts owed
are due on demand with no required monthly payments.    This   note   is
collateralized by assets of the Company.

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


