Form 10QSB/A
period 2002-09-30
CIRTRAN CORP
filed 2003-01-22
CIK 813716

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the registrant's common stock as of November 19, 2002: 211,772,191.


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


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

Balance Sheets as of September 30, 2002 (unaudited) and                      3
December 31, 2001

Statements of Operations for the Nine Months ended                          4
September 30, 2002 (unaudited) and 2001 (unaudited)

Statements of Cash Flows for the Nine Months ended                          5
September 30, 2002 (unaudited) and 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements                        6
(unaudited)

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                             9

PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                                14

Item 2     Changes in Securities                                            14

Item 5     Other Information                                                15

Item 6     Exhibits and Reports on Form 8-K                                 15

Signatures                                                                  16

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

Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding 211,772,191 at September 30, 2002 net of
3,000,000 shares held in treasury at no cost and 160,951,005
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

Abacas Ventures, Inc. ("Abacas") purchased the Company's line of credit from the lender. During the nine months ended September 30, 2002, the Company entered into an agreement whereby the Company exchanged common stock, issued to certain principles of Abacas, for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. The Company also intends to continue to work with Abacas to maintain the good working relationship between the Company and Abacas. The Company has initiated new credit arrangements for smaller dollar amounts with certain vendors and will pursue a new line of credit after negotiations with certain vendors are complete. If successful, these plans may add significant equity to the Company. There is no assurance that these transactions will occur.

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

During the nine months ended September 30, 2002, Abacas completed negotiations with several vendors of the Company, whereby Abacas purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $345,263. In addition, Abacas agreed to deduct as an offset of the amount owed to Abacas $120,000, constituting the amounts paid by the Company as legal fees incurred by the Company as part of its negotiations with the Company's vendors. The Company has recorded this transaction as a $345,263 non-cash increase and a $120,000 non-cash payment to the note payable owed to Abacas, pursuant to the terms of the Abacas agreement.

Additionally, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments, but the principal balance cannot exceed $600,000 at any point in time. During the nine months ended September 30, 2002, the Company received aggregate advances of $655,000 and made cash payments of $156,258 for an outstanding balance on the bridge loan of $498,742. The total principal amount owed to Abacas between the note payable and the bridge loan was $1,547,397 as of September 30, 2002.

For the nine months ended September 30, 2002, the Company recorded $174,418 of accrued interest and paid $7,089 of interest on the Abacas loans. Total accrued interest due at September 30, 2002, was $548,255.

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

In connection with a separate sublease agreement of these facilities, the Company received a settlement from the sublessee during May 2002 in the amount of $152,500, which has been recorded as other income. The Company did not receive cash from this settlement, but certain obligations of the Company were paid as follows: $109,125 of the principal balance of the note described in the preceding paragraph related to the settlement mentioned above was paid; $7,000 was paid to the Company's legal counsel as a retainer for future services; and the remaining $36,375 was paid to the above mentioned plaintiff as a settlement of rent expense.

During September 2002, the plaintiff has filed a claim that the $109,125 portion of the payment was to be applied as additional rent expense rather than a principal payment on the note payable. The Company estimates that the probability of the $109,125 being considered additional rent expense is remote and disputes the claim. The Company intends to vigorously defend the action.

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

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock Issued for Cash and Debt - Effective January 14, 2002, the Company entered into four substantially identical agreements with existing shareholders pursuant to which the Company issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share, the fair value of the shares, for $500,000 in cash and the reduction of principle of $1,499,090 of notes payable and $1,250,000 of notes payable to stockholders. No gain or loss has been recognized on these transactions as the fair value of the stock issued was equal to the consideration given by the shareholders. The Company used the $500,000 cash as working capital.

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

The Company granted options to purchase 2,500,000 shares of common stock at $0.03 per share to an employee in July 2002. These options vested immediately and expire in September 2006. The Company's common stock had a fair value of $0.04 per share at the time these options were granted. Compensation relating to these options of $25,000 or $0.01 per share was recognized at the time of grant. The employee exercised all 2,500,000 options for $25,000 in cash and a $25,000 subscription receivable. The subscription receivable was collected in October 2002.

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

Results of Operations

         Sales and Cost of Sales

Net sales for the three-month period ended September 30, 2002, decreased 22.4% to $367,755, as compared to net sales of $474,055 during the same three-month period in 2001. the Company believes that this decrease is a result of the current downturn in the economy in general. The Company has not lost any major customers, but orders from those customers are down compared to the comparable period. Net sales for the nine-month period ended September 30, 2002 increased 28.2% to $1,981,103, from $1,545,020 during the same period in 2001. This increase resulted from increased sales to existing customers including Tempo Research, General Cable, Merit Optical, and Silicon Graphics, as well as an increase in slaes to new costomers including Sarcom, Digicon, and GTSI.

Cost of sales during the three-month period ended September 30, 2002, was $358,869, as compared to $499,772 during the same period in 2001. Cost of sales during the nine-month period ended September 30, 2002 was $1,735,380, as compared to $1,794,854 during the same nine-month period in 2001. Our gross profit percentage for the three-month period ended September 30, 2002 was 2.4%, as compared to (5.4)% during the same three-month period in 2001. Our gross profit percentage for the nine-month period ended September 30, 2002 was 12.4%, as compared to (16.2)% during the same nine-month period in 2001. The gross profit for the three and nine-month periods ended September 30, 2002, has increased as a ersult of the Company's effort to solicit higher margin business.

During 2002, the Company has gradually shifted its business strategy from transactions involving high volume, low margin sales to transaction more likely to result in lower volume and higher margins. Although this transition started slowly, the Company has begun to realize the benefits of the new strategy.


         Selling, General and Administrative Expenses

During the three-month period ended September 30, 2002, selling, general and administrative expenses were $516,650, as compared to $393,368 for the same period in 2001, representing a 23.9% increase. This increase results, in part, from the Company's increase in the size of its sales staff, an increase in the commission structure for the sales staff, and the Company's efforts to market its products more aggressively during a period of economic downturn. During the nine-month period ended September 30, 2002, selling, general and administrative expenses were $1,400,240, as compared to $1,238,036, a 13.1% increase. Due to an increase in sales and a decrease in selling, general and administrative expenses, the amount of such expenses as a percentage of sales decreased 80.1% for the nine months ended September 30, 2001 to 70.7% for the nine months ended September 30, 2002.

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

Noncash investing and financing activities during the period ended September 30, 2002 consisted of reclassifying $345,263 from notes payable to accounts payable (see below under "Accounts Payable"), the cancellation of $1,250,000 in notes payable to stockholders in exchange for issuance of restricted common stock, the cancellation of $1,499,090 in notes payable in exchange for the issuance of restricted common stock (see below under "Liquidity and Financing Arrangements"), and the allocation of $120,000 to be paid for legal fees which Abacas Ventures, Inc. ("Abacas"), agreed to deduct as an offset of the amount the Company owes Abacas. See "Liquidity and Financing Arrangements," below.

         Accounts Receivable

By September 30, 2002, accounts receivable had decreased to $158,807 (net of an allowance for doubtful accounts of $32,317), as compared to accounts receivable of $369,250 at December 31, 2002 (net of an allowance for doubtful accounts of $66,316). This significant decrease in accounts receivable is reflective of our increased collection efforts.

         Accounts Payable

Accounts payable were $1,297,281 at September 30, 2002, as compared to $2,141,290 at December 31, 2001. This decrease is primarily attributable to payments to vendors from $500,000 in cash provided by the issuance of restricted common stock in January 2002 and the conversion of $345,263 of accounts payable to notes payable to Abacas Ventures, Inc., offset by increases in trade payables incurred in conjunction with our increased sales.

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

Since February 2000, we have operated without a line of credit. Abacas, an entity whose shareholders include the Saliba Private Annuity Trust, one of our major shareholders, and a related entity, the Saliba Living Trust, purchased our line of credit of $2,792,609, and this amount was converted into a note payable to Abacas bearing an interest rate of 10%. As of December 31, 2001, a total of $2,405,507, plus $380,927 in accrued interest, was owed to Abacas pursuant to this note payable. In January 2002, we entered into agreements with the Saliba Private Annuity Trust and the Saliba Living Trust to exchange 19,987,853 shares of our common stock for $1,499,090 in principal amount of this debt and to issue an additional 6,666,665 shares to these trusts for $500,000 cash. We used the cash proceeds of the sale as working capital.

In January 2002, in addition to the above-described transactions with the Saliba trusts, we also issued 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable to two other stockholders.

During the nine-months ended September 30, 2002, Abacas completed negotiations with several of our vendors, whereby Abacas purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $345,263. In addition, Abacas agreed to deduct as an offset of the amount owed to Abacas $120,000, constituting the amounts paid by the Company as legal fees incurred by the Company as part of its negotiations with the Company's vendors. We recorded this transaction as a $345,263 non-cash increase to the note payable owed to Abacas, pursuant to the terms of the Abacas agreement. In addition, as partial payment of the amount owed to Abacas, we agreed to pay $120,000 in legal fees of Abacas that were incurred as part of its negotiations with our vendors, which amount was recorded as a non-cash payment to the note payable owed to Abacas.

Additionally, we entered into a bridge loan agreement with Abacas. This agreement allows us to request funds from Abacas to finance the build-up of inventory relating to specific sales. The advances bear interest at 24% and are payable on demand. The principal balance cannot exceed $600,000 at any point in time. Management believes that this bridge loan/purchase order financing arrangement is as fair to the Company as could have been made with unaffiliated third parties. During the nine months ended September 30, 2002, we were advanced $655,000 and made cash payments of $156,258 for an outstanding balance on the bridge loan of $498,742. The total principal amount owed to Abacas between the note payable and the bridge loan was $1,547,397 as of September 30, 2002.

The Company intends to continue to work with Abacas to explore various options to reduce the Company's obligations to Abacas, including the issuance of shares or cash payments. The Company enjoys a good working relationship with Abacas and will work to continue to develop this relationship.

Despite our efforts to make our debt-load more serviceable, significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. As at December 31, 2001, we were in default of notes payable whose principal amount, not including the amount owing to Abacas, exceeded $666,000. In addition, the principal amount of notes that either mature in 2002 or are payable on demand exceed $1,157,656. The total amount per month that we have committed to paying pursuant to various settlements for outstanding debt, litigation and delinquent payroll taxes is currently approximately $42,000, all of which is against accrued liabilities and notes payable. None of these settlements, however, have resulted in the forgiveness of any amounts owed, but have simply resulted in a restructuring in the terms of the various debts.

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

Abacas Ventures, Inc., ("Abacas") is a Delaware corporation which is owned by private individuals, some of whom are also affiliates and shareholders of the Company. The Company does not know the identity of all of the Abacas shareholders. It is the Company's understanding that Abacas has acquired the claims and rights of certain creditors of the Company. There may be other claims acquired by Abacas of which the Company is not aware. The Company is unaware of the full amount of Abacas' claims against the Company. The Company is negotiating with Abacas to settle and resolve the claims.

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


                                         CIRTRAN CORPORATION

Date:   January 22, 2003                 By: Iehab Hawatmeh
                                              President