Form 10KSB
period 2002-12-31
CIRTRAN CORP
filed 2003-04-16
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

[ ]  Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange act of 1934 for the transition period from         to           .
                                                         -------    ----------


Commission File No. 33-13674-LA

                               CIRTRAN CORPORATION
        (Exact name of small business issuer as specified in its charter)

        Nevada                                           68-0121636
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

The issuer's revenues for its most recent fiscal year:  $2,299,668

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2003, was $2,840,010.

As of March 31, 2003, the Registrant had outstanding 254,684,691 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None

                     TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                  Page

Part I

1.   Description of Business                                             3

2.   Description of Properties                                           9

3.   Legal Proceedings                                                   9

4.   Submission of Matters to a Vote of Security Holders                 14

Part II

5.   Market for Common Equity and Related Stockholder Matters            14

6.   Management's Discussion and Analysis or Plan of Operations          16

7.   Financial Statements                                                22

8.   Changes in and Disagreements with Accountants on                    22
      Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control                23
      Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                              24

11.  Security Ownership of Certain Beneficial Owners and Management      25

12.  Certain Relationships and Related Transactions                      27

13.  Exhibits and Reports on Form 8-K                                    28

14.   Controls and Procedures                                            30

Signatures                                                               31

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS


We are a full-service contract electronics manufacturer servicing original equipment manufactures ("OEMs") in the following industries: communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical and semi-conductor. We conduct our operations through two main divisions: circuit board manufacturing and assembly and Ethernet card design and manufacture.

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

Ethernet Technology

Through our subsidiary, Racore Technology Corporation ("Racore"), we design, manufacture, and distribute Ethernet cards. These components are used to connect computers through fiber optic networks. In addition, we produce private label, custom designed networking products and technologies on an OEM basis. Our products serve major industrial, financial, and telecommunications companies worldwide. We market our products through an international network of distributors, value added resellers, and systems integrators who sell, install, and support our entire product catalogue.

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

In June 2001, Racore received a $225,000 order for specially-designed Ethernet cards for a federal law enforcement agency. In September 2001, Racore submitted a bid for business with the same agency that, if accepted, would have resulted in a contract valued at over $2.0 million over three years. This bid was ultimately not accepted, but Racore remains committed to actively pursuing government contracts for its Ethernet card technology. These contracts are generally awarded in September of each year, the last month of the government's fiscal year. In February of 2003, Racore received additional orders from GTSI for another government agency in the amount of $40,000. The final part of this order was shipped the first week in April 2003 and finally payment is expected in May 2003. Further, Racore expects to receive additional orders through 2003.

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

Research and Development

During 2002 and 2001, CirTran Corporation spent approximately $43,272 and $159,271, respectively, on research and development of new products and services. The costs of that research and development were paid for by our customers. In addition, during the same periods, our subsidiary, Racore, spent approximately $45,000 and $148,287, respectively. None of Racore's expenses were paid for by its customers. We remain committed, particularly in the case of Racore, to continuing to develop and enhance our product line as part of our overall business strategy.

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

In 2002, 94% of our net sales were derived from pre-existing customers, whereas during the year ended December 31, 2001, over 97% of our net sales were derived from customers that were also customers during 2000. Historically, a small number of customers accounted for a significant portion of our net sales. In 2002 our three largest customers accounted for approximately 45% of our total sales. However in 2001 no single customer accounted for more than 10% of our total sales. During the year ended December 31, 2000, our largest customer, Osicom Technology and its successor, Entrada Networks, Inc., accounted for 30% of consolidated net sales. We no longer do business with Entrada Networks, Inc.

During 2001 and 2002, we operated without a line of credit and many of our vendors stopped credit sales of components used by us in the manufacturing of products, thus hampering our ability to attract and retain turnkey customer business. In addition, although our sales in 2002 were higher than 2001, financial constraints experienced in 2001 and 2002 mandated a reduction in our general work force, which experienced a 50% reduction in size. These factors, as well as general economic conditions during the second half of 2002, resulted in a significant decrease in sales during 2002.

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At December 31, 2002, our backlog was approximately $450,000. At December 31, 2001, our backlog was approximately $1,750,000. As of March 27, 2003, our backlog has increased to $800,000.

In September and October 2001, we issued several press releases relating to:

          - Our "partnership with an offshore Malaysian entity . . . expects to commence bidding for multi-million dollar contracts through this entity in the very near future" in our September 19, 2001 press release;

          - InterMotive Products and the "two contracts for new products and the vehicle orders that are "projected to blossom into a million dollar contract manufacturing opportunity" for CirTran in our October 10, 2001 press release; and

          - The "implementation of . . . [new] software . . . bring CirTran the potential for multi- million dollar revenue relationships" in our October 16, 2001 press release.

We entered into the partnership with the Malaysian entity outlined in the September 19, 2001, press release, to enable us to submit more competitive bids for larger production contracts. The Company also implemented the software referenced in the October 16, 2001, press release to enable us to bid more competitively for larger contracts. Through December 31, 2002, in connection with the relationship with the Malaysian entity, we bid on large-scale contracts ranging from approximately $2 million to $4 million. Although we feel that our relationship with the Malaysian entity will enable us to continue to bid competitively for the larger contracts, to date we have been unsuccessful at being selected as a supplier on any of the larger bids we submitted.

Nevertheless, management feels that the Company's continued involvement in these relationships enables the Company to continue to bid competitively for these larger bids.

In December 2002, CirTran and SVI, an independent electronic manufacturing service company based in Thailand, announced a manufacturing accord. The two companies will work together to support mutual customers from product design to volume manufacturing. Under the agreement, both parties will work jointly as each other's respective vendor and/or partner on pursuing business contracts in the United States utilizing both parties' resources providing the contract manufacturing of electronics.

With respect to the contracts with Intermotive, Inc. ("Intermotive"), referenced in the October 10, 2001, press release, through December 31, 2002, we had entered into purchase orders with Intermotive ranging from approximately $4,607 to $34,077. The Company's relationship with Intermotive remains productive, and management believes that this relationship should continue to produce revenue for the Company, although there can be no guarantee that Intermotive will continue to order from us or that any future orders will be substantial.

In the last quarter of 2001 and into 2002, we also took steps to increase our sales volume by adding three new sales representatives, hiring a sales manager, implementing software to access databases containing potential new customers and sales opportunities, and continuing our efforts to improve our competitive position by installing additional surface-mount technology equipment that had previously been at our Colorado location and by seeking ISO (International Organization for Standardization) 9002 certification, which we hope to obtain by the end of 2003. This certification would allow us to ensure to prospective customers that we comply with internationally-recognized quality production standards.

In February 2003, CirTran received Certification Approval under the Joint Certification Program ("JCP") from the United States/Canada Joint Certification Office, Defense Logistics Information Service. Certification under the JCP establishes the eligibility of a U.S. or Canadian contractor to receive technical data governed, in the U.S. by Department of Defense ("DoD") directive 5230.25 and, in Canada, by the Technical Data Control Regulations ("TDCR"). We feel JCP benefits the U.S. and Canadian defense and high technology industries by facilitating their continued access to unclassified technical data disclosing critical technology in the possession of, or under the control of the U.S. DoD or the Canadian Department of National Defense ("DND"). This is an important recognition for CirTran and is consistent with our efforts to expand our revenue opportunities. Our approved access to technologies in the U.S. Department of Defense and the Canadian Department of National Defense will allow us to support the commercial activities of the broad range of manufacturers working with both governments.

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

Employees

We employ 47 persons, 4 in administrative positions, 3 in engineering and design, 38 in clerical and manufacturing, and 2 in sales.

Corporate Background

Our core business was commenced by Circuit Technology, Inc. ("Circuit"), in 1993 by our president, Iehab Hawatmeh. Circuit enjoyed increasing sales and growth in the subsequent five years, going from $2.0 million in sales in 1994 to $15.4 million in 1998, leading to the purchase of two additional SMT assembly lines in 1998 and the acquisition of Racore Computer Products, Inc., in 1997. During that period, Circuit hired additional management personnel to assist in managing its growth, and Circuit executed plans to expand its operations by acquiring a second manufacturing facility in Colorado. Circuit subsequently determined in early 1999, however, that certain large contracts that accounted for significant portions of our total revenues provided insufficient profit margins to sustain the growth and resulting increased overhead. Furthermore, internal accounting controls then in place failed to apprise management on a timely basis of our deteriorating financial position. During the last several years, we have experienced significant losses, including $4,179,654 in 2000, $2,933,084 in 2001, and $2,149,810 in 2002.

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

                            ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2002, we had accrued liabilities in the amount of $2,029,626 for delinquent payroll taxes, including interest estimated at $304,917 and penalties estimated at $229,285. Of this amount, approximately $301,741 was due the State of Utah. During the first quarter of 2002, we negotiated a monthly payment schedule of $4,000 to the State of Utah, which did not provide for the forgiveness of any taxes, penalties or interest. These monthly payments were not made during the third quarter. Assuming no reduction in penalties and interest, these payments would be required through March 2008. Approximately $1,716,946 is owed to the Internal Revenue Service ("IRS"). During the first quarter of 2002, we negotiated a payment schedule with respect to this amount, pursuant to which monthly payments of $25,000 were required. Assuming no reduction in penalties and interest, these payments would be required through August 2007. In addition, we committed to keeping current on deposits of federal withholding amounts. The required monthly payments were made during each of the three months during the second quarter. None of the monthly payments were made during the third quarter, and the Company is renegotiating the payment schedule with the IRS. In addition, we failed to pay several of our current withholding obligations. Subsequent to year end we have paid the 2002 IRS payroll taxes for the third and fourth quarters. Approximately $10,939 is owed to the State of Colorado.

We (as successor to Circuit Technology, Inc.) were a defendant in an action in El Paso County, Colorado District Court, brought by Sunborne XII, LLC, a Colorado limited liability company, for alleged breach of a sublease agreement involving facilities located in Colorado. Our liability in this action was originally estimated to range up to $2.5 million, and we subsequently filed a counter suit in the same court against Sunborne in an amount exceeding $500,000 for missing equipment. Effective January 18, 2002, we entered into a settlement agreement with Sunborne with respect to the above-described litigation. The settlement agreement required us to pay Sunborne the sum of $250,000. Of this amount, $25,000 was paid upon execution of the agreement, and the balance of $225,000, together with interest at 8% per annum, was payable by July 18, 2002. As security for payment of the balance, we executed and delivered to Sunborne a Confession of Judgment and also issued to Sunborne 3,000,000 shares of our common stock, which are held in escrow and have been treated as treasury stock recorded at no cost. Because, 75% of the balance owing under the agreement was not paid by May 18, 2002, we were required to prepare and file with the Securities & Exchange Commission, at our expense, a registration statement with respect to the shares that were escrowed. The payment was not made, nor was a registration statement filed with respect to the escrowed shares.

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

As of February 10, 2003, the Company was in default of its obligations under the settlement agreement with Sunborne, i.e., the total payment due thereunder had not been made, a registration statement with respect to the escrowed shares was not filed, and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. Accordingly, Sunborne has filed the Confession of Judgment and proceeded with execution thereon. The Company is currently negotiating with Sunborne in an attempt to settle the remaining obligation under the settlement agreement.

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

Advanced Component Labs adv. Circuit Technology Corporation Civil No. 990912318, Third Judicial District Court, Salt Lake Department, Salt Lake County, State of Utah. Suit was brought against the Company on or about December 8, 1999, under allegations that the Company owed $44,269.43 for the cost of goods or services provided to the Company for the Company's use and benefit. Claims are asserted for breach of implied contract and unjust enrichment. The Company has answered, admitting that it owed certain sums for conforming goods and services and denying all other claims. Initial discovery is beginning. No trial date has been set.

Advanced Electronics has notified the Company that it believes it has a claim against the Company in the amount of $67,691.56 for the cost of goods or services provided to the Company for the Company's use and benefit. Negotiations for settlement of this claim have resulted in an agreement in principal whereby the Company will make a cash payment to this creditor and issue a promissory note and shares of its restricted common stock in satisfaction of the creditor's claims. The parties are presently negotiating the terms of the settlement documents. However, until the settlement documents are executed and delivered, there can be no assurance that the creditor's claims will be settled nor that the terms will be favorable to the Company.

Arrow Electronics adv. Circuit Technology Corporation, Civil No. 990409504, Third Judicial District Court Sandy Department, Salt Lake County, State of Utah. Suit was brought against the Company on or about October 19, 1999, under allegations that the Company owes $199,647.92 for materials and services and terms of a promissory note. The Company has answered, admitting that it owed certain sums and denying all other claims. The Company and Arrow have entered a settlement agreement under which the Company will pay $6,256.24 each month until the obligation and interest thereon are paid. Judgment was entered April 24, 2001, against the Company for $218,435.46 accruing at 16% per annum. The Company is currently attempting to negotiate a settlement of these claims.

Arrow Electronics adv. Circuit Technology Corporation, Civil No. 010406732, Third Judicial District Court, Sandy Department, Salt Lake County, State of Utah. Suit was brought against the Company on or about June 28, 2001, under allegations that the Company owes $41,486.26. Judgment was entered against the Company on January 7, 2002. The Company is currently attempting to negotiate a settlement of these claims.

Avnet Electronics has notified the Company that it believes it has a claim against the Company in the amount of $180,331.02 for the cost of goods or services provided to the Company for the Company's use and benefit. No lawsuit has been filed. Negotiations for settlement of this claim have resulted in an agreement in principal whereby the Company will make a cash payment to this creditor and issue a promissory note and its restricted common stock in satisfaction of the creditor's claims. The parties are presently negotiating the terms of the settlement documents. However, until the settlement documents are executed and delivered, there can be no assurance that the creditor's claims will be settled nor that the terms will be favorable to the Company.

Contact East has notified the Company that it believes it has a claim against the Company in the amount of $32,129.89 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company is reviewing its records in an effort to confirm the validity of the claims and has been involved in settlement negotiations.

C/S Utilities has notified the Company that it believes it has a claim against the Company in the amount of $32,472 regarding utilities services. The Company is reviewing its records in an effort to confirm the validity of the claims and has been involved in settlement negotiations.

Future Electronics Corp v. Circuit Technology Corporation, Civil No. 000900296, Third Judicial District Court, Salt Lake County, State of Utah. Suit was brought against the Company on or about January 12, 2000, under allegations that the Company owed $646,283.96 for the cost of goods or services provided to the Company for the Company's use and benefit. Claims were asserted for breach of contract, fraud, negligent misrepresentation, unjust enrichment, account stated and dishonored instruments. The Company answered the complaint, admitting that it owed certain sums for conforming goods and services and denying all other claims. Partial Summary Judgment was entered in the amount of $646,783.96 as to certain claims against the Company. During 2000, the Company settled the lawsuit by issuing 5,281,050 shares of the Company's common stock valued at $324,284, paying $83,000 in cash and issuing two notes payable totaling $239,000. During 2002, Future filed a confession of judgment claiming that the Company defaulted on its agreement and claimed the 2000 lawsuit was not properly satisfied. At December 31, 2002, the Company owed $60,133 of principal under terms of the remaining note payable. The Company denies the vendor's claim and intends to vigorously defend itself against the confession of judgment.

Christine Hindenes v. Racore Network, Inc., and CirTran Corporation, Superior Court of California, County of Santa Clara, Civil No. CV811051. Ms. Hindenes brought suit against the Company and Racore for unpaid wages seeking $40,516.44. The case has been sent to non-binding arbitration which will commence in April 2003. The parties are also negotiating settlement.

Infineon Technologies North America Corp. adv. Circuit Technology, Inc. et al., Case No. CV 792634, Superior Court of the State of California, County of Santa Clara. Judgment was entered against Circuit Technology, Inc., on March 12, 2002, in the amount of $181,342.15. As of March 25, 2003, we are not aware of any collection efforts made by Infineon.

John J. La Porta v. Circuit Technology, Inc. et al., Case No. 010900785, Third Judicial District Court, Salt Lake Department, Salt Lake County, State of Utah. Mr. La Porta filed suit on or about January 23, 2001, seeking to recover the principal sum of $135,941 plus interest on a promissory note given by Racore Technology Corp. Mr. La Porta claims that the Company is a guarantor of the promissory note and the Company should be held liable because of Racore's default on the note. The parties are presently negotiating settlement.

Molex has notified the Company that it believes it has a claim against the Company in the amount of $90,000.00 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company is reviewing its records in an effort to confirm the validity of the claims and has been involved in settlement negotiations.

Orbit Systems, Inc. adv. Circuit Technology, Inc. et al, Case No. 010100050DC, Third Judicial District Court, West Valley City Department, Salt Lake County, State of Utah. Orbit filed suit on January 4, 2001, seeking to recovery $173,310 for the costs of goods that Orbit claims the Company was under contract to purchase. The Company filed an answer denying the substantive allegations and filed a Third-party Complaint against Osicom Technologies, Inc., and Entrada Networks, Inc. ("Entrada"), for contribution, indemnity and reimbursement in the event the Company is held liable to Orbit. Discovery was begun. Subsequently, the Company entered into an agreement with Entrada and Orbit. Under the agreement, Entrada agreed to purchase certain parts and equipment from Orbit. Once Entrada had paid Orbit for the parts and equipment, Orbit would dismiss its suit against the Company, and once Orbit had dismissed its suit against the Company, the Company would dismiss its suit against Entrada. To the Company's knowledge, Entrada ordered the parts and equipment from Orbit. As of April 4, 2003, the amount at issue is approximately $600, but this suit has not been dismissed.

Sager Electronics adv. Circuit Technology Corporation, Civil No. 000403535, Third Judicial District Court, Sandy Department, Salt Lake County, State of Utah. Suit was brought against the Company on or about March 23, 2000, under allegations that the Company owed $97,259.23 for the cost of goods or services provided to the Company for the Company's use and benefit. Claims are asserted for non payment of amount owing. The Company has answered, admitting that it owed certain sums for conforming goods and services and denying all other claims. Negotiations for settlement have resulted in an agreement for settlement of all claims of Sager against the Company. The Company has arranged certain payments and is required to pay Sager $1,972.07 each month until paid. The

Company defaulted on its obligations in December 2002. The Company is negotiating a new settlement with Sager.

Signal Transformer Co., Inc., has notified the Company that it believes it has a claim against the Company in the amount of $38,989 for the cost of goods or services provided to the Company for the Company's use and benefit. Negotiations for settlement of this claim have resulted in an agreement in principal whereby the Company will arrange for a cash payment to this creditor. The parties are presently negotiating the terms of the settlement documents. However, until the settlement documents are executed and delivered, there can be no assurance that the creditor's claims will be settled nor that the terms will be favorable to the Company.

SuhTech Electronics adv. Circuit Technology Corporation, Civil No. 00L14505, Circuit Court of Cook County Department, Law Division, State of Illinois. Suit was brought against the Company on or about December 23, 1999, under allegations that the Company owed $213,717.70 for the cost of goods or services provided to the Company for the Company's use and benefit. Claims are asserted for breach of contract, unjust enrichment and account stated. The Company has answered, admitting that it owed certain sums for conforming goods and services and denying all other claims. Judgment was subsequently entered against the Company on May 29, 2002. The parties are presently negotiating the terms of settlement documents, pursuant to which the Company will facilitate a payment to this creditor a cash payment and issue a promissory note and shares of its restricted common stock in satisfaction of the creditors' claims. However, until the settlement documents are executed and delivered, there can be no assurance that the creditors claims will be settled nor that the terms will be favorable to the Company.

University of Utah v. CirTran Corporation, Third District Court, Salt Lake County, Civil No. 020900494 . The University of Utah filed a claim against the Company on January 18, 2002, seeking $37,473.10 in damages. The University filed a motion for summary judgment in early 2003. The parties are presently negotiating settlement.

Volt Temporary Services has notified the Company that it believes it has a claim against the Company in the amount of $30,986 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company is reviewing its records in an effort to confirm the validity of the claims and has been involved in settlement negotiations.

Wells Fargo Equipment Finance adv. Circuit Technology Corporation, Civil No. 901207 Third Judicial District Court, Salt Lake County, State of Utah. Suit was brought against the Company on or about February 10, 2000, under allegations that the Company owed $439,493.56 for a loan provided to the Company for the Company's use and benefit. Claims are asserted for breach of contract, breach of guarantee and replevin. The Company has answered, admitting that it owed certain sums for conforming goods and services and denying all other claims. Initial discovery is beginning. Judgment has been entered against the Company and certain guarantors in the amount of $427,291.69 plus interest at the rate of 8.61% per annum from June 27, 2000. The parties have reached a settlement agreement under which the Company will pay approximately $12,000 per month beginning in January 2003 to resolve this claim.

Zion's First National Bank has notified the Company that it believes it has a claim against the Company in the amount of $240,000.00 for loans made to the Company for the Company's use and benefit. The Company has entered into a Fifth Forbearance and Loan Modification Agreement, requiring monthly payments of $20,000.00. The Company subsequently renegotiated a settlement with Zions Bank under which the Company will pay approximately $12,000 per month beginning in January 2003.

George M. Madanat, Civil No. KC 035616, Superior Court of the State of California for the County of Los Angeles, East District. Suit was brought against the company on or about April 2, 2001, under allegations that the company owed $121,824.90 under the terms of a promissory note. A Stipulation for Settlement and for Entry of Judgment was executed by the parties wherein the Company agreed to arrange for payment of a principal amount of $145,000 in 48 monthly installments. The Company subsequently defaulted on its obligations under the settlement agreement, and judgment was entered against the Company. As of April 4, 2003, the Company is not aware of any collection efforts.

Internal Revenue Service. The Internal Revenue Service has notified the Company that the Company owes approximately $2.0 million in employee payroll taxes. The Company is reviewing its records in an effort to confirm the validity of the claims and has been involved in settlement negotiations.

Dickson Circuits USA, Third District Court, Sandy Department, Civil No. 030401796. Dickson Circuits filed suit against the Company in the amount of $31,744.64 for the cost of goods and services provided to the Company for the Company's use and benefit. The Company is reviewing its records in an effort to confirm the validity of the claims and has been involved in settlement negotiations. The lawsuit is currently pending.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 31, 2002.

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

Calendar Quarter Ended     High Bid      Low Bid

December 31, 2002           $0.12         $0.03
September 30, 2002          $0.16         $0.03
June 30, 2002               $0.07         $0.02
March 31, 2002              $0.08         $0.02
December 31, 2001           $0.10         $0.04
September 30, 2001 (1)      $0.36         $0.06
June 30, 2001               $3.500       $1.500
March 31, 2001              $5.500       $3.000
December 31, 2000           $4.000       $4.000

(1) Our 15 for 1 forward stock split was made effective August 6, 2001 and our stock price decreased accordingly.

As of March 31, 2003, we had 542 shareholders of record holding 254,684,691 shares of common stock.

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

Recent Sales of Unregistered Securities

In December, 2002, the Company entered into an agreement with Abacas under which the Company issued an aggregate of 30,000,000 shares of common stock in exchange for cancellation of an aggregate amount of $1,500,000 in senior debt owed to the creditors by the Company. The shares were issued with an exchange price of $0.05 per share, for the aggregate amount of $1,500,000. The Company did not grant registration rights to the four creditors. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder.

In January, 2002, the Company entered into an agreement with Abacas under which the Company issued an aggregate of 19,987,853 shares of common stock in exchange for cancellation of an aggregate amount of $1,499,090 in senior debt owed to the creditors by the Company. The shares were issued with an exchange price of $0.075 per share, for the aggregate amount of $1,500,000. The Company did not grant registration rights to the four creditors. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder.

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

Securities authorized for issuance under equity compensation plans

           The following table sets forth information about the Company's equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights ; and the number of securities remaining available for issuance under the specified plan.


------------------------------ -------------------------------- --------------------------------- --------------------------------
                                                                                                  Number of securities  remaining
                               Number  of   securities  to  be  Weighted  average exercise price  available  for future  issuance
                               issued    upon    exercise   of  of     outstanding      options,  under equity compensation plans
                               outstanding options,  warrants,  warrants, and rights
Plan Category                  and rights
------------------------------ -------------------------------- --------------------------------- --------------------------------
Equity compensation plans
approved by shareholders                    0                                  0                                 0
------------------------------ -------------------------------- --------------------------------- --------------------------------
Equity compensation plans not
approved by shareholders       2001 Plan: 15,000,000 options    2001 Plan:  0 options *           2001 Plan:   0 options

                               2002 Plan:   7,500,000 options   2002 Plan:  0 options *           2002 Plan:  17,500,000 options
------------------------------ -------------------------------- --------------------------------- --------------------------------
Total                                     22,500,000                            0                            17,500,000
------------------------------ -------------------------------- --------------------------------- --------------------------------

* All options issued under this plan to date have been exercised.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION.

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

           Inventories
Inventories are stated at the lower of average cost or market value. Costs include labor, material and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory and finished goods inventory. Indirect overhead costs have been charged to cost of sales or capitalized as inventory based on management's estimate of the benefit of indirect manufacturing costs to the manufacturing process.

When there is evidence that the inventory's value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether technological obsolescence exists. The Company has agreements with most of its customers that require the customer to purchase inventory items related to their contracts in the event that the contracts are cancelled. The market value of related inventory is based upon those agreements The Company typically orders inventory on a customer-by-customer basis. In doing so the Company enters into binding agreements that the customer will purchase any excess inventory after all orders are complete. Almost 80% of the total inventory is secured by these agreements.

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


Results of Operations - Comparison of Years Ended December 31, 2002 and 2001

           Sales and Cost of Sales

Net sales increased 22.9 % to $2,299,668 for the year ended December 31, 2002 as compared to $1,870,848 for the year ended December 31, 2001. The increase is partially due to the increased orders from pre-existing customers. For CirTran Corporation, we had two pre-existing customers that have generated approximately 40% of the sales for 2002. These customers are Tempo at 25% and General Cable at 15% of sales. For Racore, pre-existing customer SGI accounted for 65% of sales.

Cost of sales for the year ended December 31, 2002 was $1,966,851, as compared to $2,340,273 during the prior year. Those costs as a percentage of net sales were 85.5% during 2002 as compared to 125% during 2001. The improvement in the Cost of sales was due to the higher margin contracts the company completed.

Additionally, improvement of inventory management and control has positively affected our gross margins. We traditionally tracked inventory by customer rather than by like-inventory item, and, as a result, we often purchased new inventory to produce products for a new customer, when we likely had the necessary inventory on hand under a different customer name. This prior practice led to a reserve for obsolescence and excess inventory, which for the year 2002 was $540,207, as compared to $506,381 in 2001. However, because of the higher margin sales, our cost of sales decreased. We have changed our method of managing and controlling our inventory so that we can identify inventory by a general part number, rather than a customer number, and we have instituted monthly reviews to better update and control our inventory. We believe these improvements have lead to better inventory control and will contribute to decreased cost of sales. If we are successful in decreasing our cost of sales further, and if we are able to maintain and increase our levels of sales, we believe we will be successful in generating sufficient gross profit to cover our selling, general and administrative expenses.

The following charts present (i) comparisons of sales, cost of sales and gross profit generated by our two main areas of operations, i.e., electronics assembly and Ethernet technology, during 2001 and 2002; and (ii) comparisons during these two years for each division between sales generated by pre-existing customers and sales generated by new customers.




                           Year                Sales              Cost of Sales          Gross Loss/Margin
-------------------- ----------------- ---------------------- ----------------------- -------------------------
Electronics                2002                    1,838,781               1,673,739                   165,042
Assembly
-------------------- ----------------- ---------------------- ----------------------- -------------------------
                           2001                    1,352,085               1,718,687                 (366,602)
-------------------- ----------------- ---------------------- ----------------------- -------------------------
Ethernet                   2002                      460,887                 293,112                   167,775
Technology
-------------------- ----------------- ---------------------- ----------------------- -------------------------
                           2001                      518,763                 621,586                 (102,823)
-------------------- ----------------- ---------------------- ----------------------- -------------------------




                           Year                Total          Pre-existing Customers            New
                                               Sales                                         Customers
-------------------- ----------------- ---------------------- ----------------------- -------------------------
Electronics                2002                    1,838,781               1,817,312                    21,469
Assembly
-------------------- ----------------- ---------------------- ----------------------- -------------------------
                           2001                    1,352,085               1,311,522                    40,563
-------------------- ----------------- ---------------------- ----------------------- -------------------------
Ethernet                   2002                      460,887                 338,927                   121,960
Technology
-------------------- ----------------- ---------------------- ----------------------- -------------------------
                           2001                      518,763                 462,844                    55,919
-------------------- ----------------- ---------------------- ----------------------- -------------------------


           Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at December 31, 2002 was $1,550,553, as compared to $1,773,888 at December 31, 2001. The decrease in inventory was primarily the result of the settlement with Entrada, repeated customer orders, and the implementation of our inventory control system.

           Selling, General and Administrative Expenses

During the year ended December 31, 2002, selling, general and administrative expenses were $2,167,107 versus $1,690,837 for 2001, a 28.2% increase. The increase is a result of our increase in the size of our sales staff, an increase in the commission structure for the sales staff, and our effort to aggressively market our products during a period of economic downturn.


           Interest Expense

Interest expense for 2002 was $437,074 as compared to $773,034 for 2001, a decrease of 43.4%. This decrease is primarily attributable to a decrease in debt which was attributed to the conversions of notes payable to shares of common stock in January and December 2002 and in delinquent payroll tax liabilities, the penalties on which were previously recorded as part of interest expense. As of December 31, 2002 and 2001, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,029,626 and $1,982,445, respectively.

Other income increased from $212 in 2001 to $7,173 in 2002.

As of December 31, 2002 there was a gain on the settlement of the sub-lease in Colorado Springs of $152,500.

As a result of the above factors, our overall net loss decreased 26.7% to $2,149,810 for the year ended December 31, 2002, as compared to $2,933,084 for the year ended December 31, 2001.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $15,230,302 at December 31, 2002 and was $13,080,492 at December 31, 2001. Our net operating loss for the year ending December 31, 2002 was $2,149,810, compared to $2,933,084 for the year ending December 31, 2001. Our current liabilities exceeded our current assets by $4,490,623 as of December 31, 2002 and $7,832,259 as of December 31, 2001. The
decrease in the difference is mostly attributed to all the debt to equity conversions done in January and December 2002. For the years ended December 31, 2002 and 2001, we recorded negative cash flows from operations of $1,142,148 and $288,723, respectively.

           Cash

We had cash on hand of $500 at December 31, 2002 and 2001.

Net cash used in operating activities was $1,142,148 for the fiscal year ended December 31, 2002. During 2002, net cash used in operations was primarily attributable to $2,149,810 in net losses from operations, partially offset by a non-cash charge and increases in accrued liabilities of $765,480 and in decreases to trades accounts receivables and inventories of $361,065 and $194,506, respectively. The non-cash charge was for depreciation and amortization of $470,849.

Net cash used in investing activities during the fiscal year ended December 31, 2002, consisted of equipment purchases of $2,822.

Net cash provided by financing activities was $1,144,970 during the fiscal year ended December 31, 2002. Principal sources of cash were proceeds from stockholder notes payable of $618,305, proceeds of $845,000 from long-term notes payable, proceeds from the exercise of options to purchase common stock of $424,000 and proceeds of $500,000 from the issuance of our common stock. Principal uses of cash during 2002 consisted of $738,054 principal payments of notes payable and a decrease to checks written in excess of cash in the bank of $140,433.

           Accounts Receivable

At December 31, 2002, we had receivables of $37,464, net of a reserve for doubtful accounts of $37,037, as compared to $369,250 at December 31, 2001, net of a reserve of $66,316. The smaller reserve for doubtful accounts in 2002 is attributable to increased efforts to improve the aging and quality of our current receivables. Of the amount shown for receivables as of December 31, 2001, $273,328, or approximately 63%, was owed to us by Osicom, one of our former customers against whom we had filed a breach of contract suit in January 2001. During 2002, we entered into a settlement agreement with Osicom which provides for the payment of all amounts owed to us by Osicom. See "Item 3 - Legal Proceedings."

            Accounts Payable

Accounts payable were $1,359,723 at December 31, 2002 as compared to $2,141,290 at December 31, 2001. This decrease is primarily attributed to Abacas' negotiations with several of our vendors whereby Abacas purchased past due amounts for goods and services provided by vendors, as well as capital leases.

           Liquidity and Financing Arrangements

We sustained substantial losses from operations in 2002 and 2001. We had an accumulated deficit of $15,230,302 and a total stockholders' deficit of $3,843,097 at December 31, 2002. In addition, during 2002 and 2001, we have used, rather than provided, cash in our operations. As of December 31, 2002, our monthly operating costs and interest expenses averaged approximately $220,000 per month.

Since February 2000, we have operated without a line of credit. Abacas Ventures, Inc., an entity whose shareholders include the Saliba Private Annuity Trust, one of our major shareholders (see "Item 11 - Security Ownership of Certain Beneficial Owners and Management") and a related entity, the Saliba Living Trust, purchased our line of credit of $2,792,609, and this amount was converted into a note payable to Abacas bearing an interest rate of 10%. As of December 31, 2001, a total of $2,405,507, plus $380,927 in accrued interest, was owed to Abacas pursuant to this note payable. During 2002, we entered into agreements with the Saliba Private Annuity Trust and the Saliba Living Trust to exchange 19,987,853 shares of our common stock for $1,499,090 in principal amount of this debt and to issue an additional 6,666,667 shares to these trusts for $500,000 cash which was used for working capital for the Company. During December 2002, an additional $1,020,154 of principal and $479,846 of accrued interest owed to Abacas was converted to 30,000,000 shares of our common stock. See "Item 12 - Certain Relationships and Related Transactions."

During 2002 and 2001, we converted approximately $316,762 and $32,500, respectively of trade payables into notes and stock. During January 2002, in addition to the above-described transactions with the Saliba trusts, we issued 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable to various stockholders. See "Item 12 - Certain Relationships and Related Transactions." We continue to work with vendors in an effort to convert other trade payables into long-term notes and common stock and to cure defaults with lenders with forbearance agreements that we are able to service.

Despite our efforts to make our debt-load more serviceable, significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. As at December 31, 2002, we were in default of notes payable whose principal amount, not including the amount owing to Abacas Ventures, Inc., exceeded $580,000. In addition, the principal amount of notes that either mature in 2003 or are payable on demand exceed $97,000. The total amount per month that we have committed to paying pursuant to various settlements for outstanding debt, litigation and delinquent payroll taxes is currently approximately $42,000, all of which is against accrued liabilities and notes payable. None of these settlements, however, have resulted in the forgiveness of any amounts owed, but have simply resulted in a restructuring in the terms of the various debts.

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

Forward-looking statements

All statements made in this prospectus, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of parts inventory, creditor actions, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we currently operate. Because of the factors listed above, as well as other factors beyond our control, actual results may differ from those in the forward-looking statements.


                          ITEM 7. FINANCIAL STATEMENTS


Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

As was disclosed in the information previously filed in our Current Report on Form 8-K filed on March 14, 2002 and in subsequent amendments to this Form 8-K, on March 12, 2002, we engaged Hansen, Barnett & Maxwell as our independent auditor with respect to our fiscal year ending December 31, 2001. Hansen, Barnett & Maxwell was subsequently retained to also audit and provide a report on our financial statements for the fiscal year ending December 31, 2000, and is thus providing a report on all financial statements for the year ending December 31, 2002, included in this Annual Report on Form 10KSB.

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

           Name                Age                                      Positions

Iehab J. Hawatmeh               36           President, Chief Financial Officer, Secretary and Director of
                                             CirTran Corporation; President of CirTran Corporation (Utah).
                                             Served since July 2000.

Raed Hawatmeh                   38           Director since June 2001.

Trevor Saliba                   28           Director since June 2001.  Senior Vice-President, Sales and
                                             Marketing since January 2002.

Shaher Hawatmeh                 37           Vice-President of CirTran Corporation (Utah).  Served since July 2000.

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

Shaher Hawatmeh. Shaher Hawatmeh served as the Vice-President and Treasurer of Circuit Technology, Inc. from 1993 until July 2000 and now serves as a Vice-President of our operating subsidiary, CirTran Corporation (Utah). In such capacities, he is responsible for budget development, strategic planning, asset management and marketing. Mr. Hawatmeh is the brother of Iehab Hawatmeh.

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


                                                   Annual Compensation            Long-Term Compensation Awards
                                                                                   Restricted
                                                                                      Stock            Stock
Name and                                               Salary       Bonus            Awards           Options          All Other
Principal Position                            Year       ($)         ($)               ($)              (#)           Compensation
------------------                            ----       ---         ---         ---------              ---           ------------
Iehab J. Hawatmeh                               2002    175,000       -                 -            1,850,000             -
      President, Secretary,                     2001    175,000       -                 -                -                 -
      Treasurer and Director                    2000    175,000       -                 -                -                 -
                                                                                                                           -
Shaher Hawatmeh                                 2002    130,000       -                 -            2,500,000             -
      Executive Vice President of CirTran       2001    130,000       -                 -             500,000              -
    Corporation (Utah)                          2000    109,000       -                 -                -

Trevor M. Saliba
      Sr. Vice President and Director           2002    118,000       -                 -              500,000
       of CirTran Corporation                   2001        -
                                                2000        -
Raed S. Hawatmeh
         Director of CirTran Corporation        2002        -                                           500,000
                                                2001        -
                                                2000        -

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

2001 Stock Plan

The 2001 Stock Plan has been fully distributed.

2002 Stock Plan

In December 2002, our board approved and adopted our 2002 Stock Plan, or the 2002 Plan, subject to shareholder approval. An aggregate of 25,000,000 shares of our common stock are subject to the 2002 Plan, which provides for grants to employees, officers, directors and consultants of both non-qualified (or non-statutory) stock options and "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended). The 2002 Plan also provides for the grant of certain stock purchase rights, which are subject to a purchase agreement between us and the recipient. The purpose of the 2002 Plan is to enable us to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to such persons, and to promote the success of our business.

The 2002 Plan is administered by our board of directors, which designates from time to time the individuals to whom awards are made under the 2002 Plan, the amount of any such award and the price and other terms and conditions of any such award. The 2002 Plan shall continue in effect until the date which is ten years from the date of its adoption by the board of directors, subject to earlier termination by our board. The board may suspend or terminate the 2002 Plan at any time.

The board determines the persons to whom options are granted, the option price, the number of shares to be covered by each option, the period of each option, the times at which options may be exercised and whether the option is an incentive or non-statutory option. No employee may be granted options or stock purchase rights under the 2002 Plan for more than an aggregate of 15,000,000 shares in any given fiscal year. We do not receive any monetary consideration upon the granting of options. Options are exercisable in accordance with the terms of an option agreement entered into at the time of grant.

The board may also award our shares of common stock under the 2002 Plan as stock purchase rights. The board determines the persons to receive awards, the number of shares to be awarded and the time of the award. Shares received pursuant to a stock purchase right are subject to the terms, conditions and restrictions determined by the board at the time the award is made, as evidenced by a restricted stock purchase agreement. No stock purchase rights have been granted under the 2002 Plan.

As of March 31, 2003, options to purchase 7,500,000 shares of our common stock have been granted under the 2002 Plan.

                           ITEM 11. SECURITY OWNERSHIP
                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of the 254,684,691 outstanding shares of our common stock which, according to the information supplied to us, were beneficially owned, as of March 31, 2003, by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. None of the individuals listed below own any options or warrants to purchase our common stock.

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


                     Name and Address                             Relationship             Common Shares            Percent of Class

Saliba Private Annuity Trust (2)                                       5%                   52,173,990                   20.49%
115 S. Valley Street                                               Shareholder
Burbank, CA 91505

Roger Kokozyon                                                         5%                   27,715,620                   10.88%
4539 Haskell Avenue                                                Shareholder
Encino, CA 91436

Iehab J. Hawatmeh                                                   Director,               46,754,188                   18.36%
4125 South 6000 West                                                 Officer
West Valley City, Utah 84128                                    & 5% Shareholder

Raed Hawatmeh                                                       Director                29,598,530                   11.62%
10989 Bluffside Drive                                                 & 5%
Studio City, CA 91604                                              Shareholder

Shaher Hawatmeh                                                      Officer                 3,775,365                    1.48%
4125 South 6000 West
West Valley City, Utah 84128

Trevor Saliba (1)                                                   Director                   500,000                      *
5 Thomas Mellon Circle, Suite 108
San Francisco, California 94134

All Officers and Directors as a Group                                                       80,628,083                   31.66%
(4 persons)
-------------------
     *      Less than 1%.

     (1) Includes 7,164,620 shares held by the Saliba Living Trust. Thomas L. Saliba and Betty R. Saliba are the trustees of The Saliba Living Trust and Thomas L. Saliba is the sole trustee of The Saliba Private Annuity Trust. These persons control the voting and investment decisions of the shares held by the respective trusts. Mr. Thomas L. Saliba is a nephew of the grandfather of Mr. Trevor Saliba, one of our directors and officers. Mr. Trevor Saliba is one of five passive beneficiaries of Saliba Private Annuity Trust and has no control over its operations or management. Mr. Saliba disclaims beneficial control over the shares indicated.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our principal offices and manufacturing facility from I&R Properties LLC, a Utah limited liability company, at a monthly lease rate of approximately $16,000 under a lease that has a current term expiring in November 2006. We have the option of renewing the lease for two additional 10-year terms. I & R Properties, LLC is owned and controlled by Iehab J. Hawatmeh, an officer, director and principal stockholder, Raed Hawatmeh, a principal stockholder and director, and Shaher Hawatmeh, a Vice president in CirTran Corporation (Utah), our operating subsidiary.

In January, 2002, the Company entered into an agreement with Abacas under which the Company issued an aggregate of 19,987,853 shares of common stock to four of Abacas's shareholders in exchange for cancellation by Abacas of an aggregate amount of $1,499,090 in senior debt owed to the creditors by the Company. The shares were issued with an exchange price of $0.075 per share, for the aggregate amount of $1,500,000.

In December, 2002, the Company entered into an agreement with Abacas under which the Company issued an aggregate of 30,000,000 shares of common stock to four of Abacas's shareholders in exchange for cancellation by Abacas of an aggregate amount of $1,500,000 in senior debt owed to the creditors by the Company. The shares were issued with an exchange price of $0.05 per share, for the aggregate amount of $1,500,000.


As of December 31, 2001, Iehab Hawatmeh had loaned us a total of $1,390,125. The loans were demand loans, bore interest at 10% per annum and were unsecured. Effective January 14, 2002, we entered into four substantially identical agreements with existing shareholders pursuant to which we issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share for $500,000 in cash and the cancellation of $2,749,090 principal amount of our debt. Two of these agreements were with the Saliba Private Annuity Trust, one of our principal shareholders, and a related entity, the Saliba Living Trust. The Saliba trusts are also principals of Abacas Ventures, Inc., which entity purchased our line of credit in May 2000. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity and Financing Arrangements.") Pursuant to the Saliba agreements, the trusts were issued a total of 26,654,520 shares of common stock in exchange for $500,000 cash and the cancellation of $1,499,090 of debt. We used the $500,000 cash from the sale of the shares for working capital. As a result of this transaction, the percentage of our common stock owned by the Saliba Private Annuity Trust and the Saliba Living Trust increased from approximately 6.73% to approximately 17.76%%. Mr. Trevor Saliba, one of our directors and officers, is a passive beneficiary of the Saliba Private Annuity

Trust. Pursuant to the other two agreements made in January, we issued an aggregate of 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable by two shareholders, Mr. Iehab Hawatmeh (our president, a director and our principal shareholder) and Mr. Rajai Hawatmeh. Of these shares, 15,333,333 were issued to Iehab Hawatmeh in exchange for the cancellation of $1,150,000 in debt. As a result of this transaction, the percentage of our common stock owned by Mr. Hawatmeh increased from 19.9% to approximately 22.18%.

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

          10.10Lock-Up  Agreement  dated  November 3, 2000 between Raed Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 10 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).

          10.11Lock-Up  Agreement  dated November 3, 2000 between Roger Kokozyon and Future Electronics Corporation (previously filed as Exhibit No. 11 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).

          10.12Registration  Rights  Agreement  dated  November 3, 2000  between
               CirTran Corporation and Future Electronics Corporation (previously filed as Exhibit No. 12 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).

          10.13Promissory  Note and Confession of Judgment  dated  September 26,
               2000 by Circuit Technology Corp. in favor of Arrow Electronics, Inc. (previously filed as Exhibit No. 13 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).

          10.14Promissory  Note and  Confession of Judgment  dated  November 16,
               2000 by Circuit Technology Corp. in favor of Sager Electronics (previously filed as Exhibit No. 14 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).

          10.15Confession  of  Judgment   dated  November  3,  2000  by  CirTran
               Corporation and Iehab Hawatmeh in favor of Future Electronics Corporation (previously filed as Exhibit No. 15 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).

          10.16Settlement  Agreement  and  Release of Claims  dated  November 3,
               2000 between CirTran Corporation, Iehab Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 16 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674-LA, and incorporated herein by reference).

          10.17Sublease  dated 30 November  1998  between  Colorado  Electronics
               Corporation, LLC and Circuit Technology Corporation (previously filed as Exhibit No. 10.17 to our Registration Statement on Form SB-2, Amendment No. 1, dated October 29, 2001, and incorporated herein by reference).

          10.18Attornment  Agreement dated 30 November 1998 among Sun Borne XII,
               LLC et al, Colorado Electronics Corporation LLC and Circuit Technology Corporation (previously filed as Exhibit No. 10.17 to our Registration Statement on Form SB-2, Amendment No. 1, dated October 29, 2001, and incorporated herein by reference).

          10.19Form of  Subscription  Agreement  entered  into  between  CirTran
               Corporation and various subscribers pursuant to a debt settlement and private placement completed in January 2002 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 19, 2002, and incorporated herein by this reference).

          10.20Settlement  Agreement  entered  into on  January  18,  2002 among
               Sunborne XII, LLC, CirTran Corporation et al. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 19, 2002, and incorporated herein by this reference).

     21.  Subsidiaries of the Registrant

     99.1 Certification pursuant to 18 U.S.C. Section 1350


        We did not file any reports on Form 8-K during the last quarter of 2002.

                                    ITEM 14.

                             CONTROLS AND PROCEDURES

           (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

           (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls, or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CIRTRAN CORPORATION


Date:  April 15, 2003                    By: /s/ Iehab J. Hawatmeh, President



           In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 15,  2003                          /s/ Iehab J. Hawatmeh
                                                Iehab J. Hawatmeh
                                                President, Chief Financial
                                                Officer and Director

Date:  April 15, 2003                           /s/ Raed Hawatmeh
                                                Raed Hawatmeh, Director

Date:  April 15, 2003                           /s/ Trevor Saliba
                                                Trevor Saliba, Director

                                  CERTIFICATION

           I, Iehab J. Hawatmeh, certify that:

1.   I have reviewed this annual report on Form 10-KSB of CirTran Corporation;

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


April 15, 2003                          /s/ Iehab J. Hawatmeh
                                      Iehab J. Hawatmeh, President,
                                      Chief Financial Officer and Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon are filed as part of this Form 10-KSB:

                                                                                                           Page

Report of Independent Certified Public Accountants                                                         F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001                                               F-3
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001                       F-4

Consolidated Statement of Stockholders' Deficit for the Years Ended December 31, 2001 and 2002             F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001                       F-6

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
A Professional Corporation                                Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                          5 Triad Center, Suite 750
                                                     Salt Lake City, Utah 84180
                                                          www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the of Directors and the Stockholders
CirTran Corporation


We have audited the accompanying consolidated balance sheets of CirTran Corporation and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



                                           HANSEN, BARNETT & MAXWELL

                                                /s/ Hansen, Barnett & Maxwell

Salt Lake City, Utah
March 13, 2003

                       CIRTRAN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BANANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                                                                December 31,
                                                                    ----------------------------------
                                                                               2002              2001
                                                                    ----------------   ---------------

                              ASSETS
Current Assets
Cash and cash equivalents                                           $           500    $          500
Trade accounts receivable, net of allowance for doubtful
accounts of $37,037 and $66,316 in 2002 and 2001, respectively               37,464           369,250
Inventory                                                                 1,550,553         1,773,888
Other                                                                       100,189            97,036
                                                                    ----------------   ---------------
Total Current Assets                                                      1,688,706         2,240,674

Property and Equipment, Net                                                 865,898         1,333,925

Other Assets, Net                                                            12,236            10,887

Deferred Offering Costs                                                      13,475                 -
                                                                    ----------------   ---------------

Total Assets                                                        $     2,580,315    $    3,585,486
                                                                    ================   ===============


                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                            $        19,531    $      159,964
Accounts payable                                                          1,359,723         2,141,290
Accrued liabilities                                                       3,030,970         3,071,191
Current maturities of long-term notes payable                             1,059,987           863,650
Notes payable to stockholders                                                20,376         1,390,125
Notes payable to related parties                                            688,742         2,405,507
Current maturities of capital lease obligations                                   -            41,206
                                                                    ----------------   ---------------
Total Current Liabilities                                                 6,179,329        10,072,933
                                                                    ----------------   ---------------

Long-Term Liabilities
Long-term notes payable, less current maturities                            295,083           447,155
Capital lease obligations, less current maturities                                -             7,775
                                                                    ----------------   ---------------
Total Long-Term Liabilities                                                 295,083           454,930
                                                                    ----------------   ---------------

Commitments

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 247,184,691 at December 31,
2002 net of 3,000,000 shares held in treasury at no cost and                247,185           160,951
160,951,005 at December 31, 2001
Additional paid-in capital                                               11,089,020         5,977,164
Accumulated deficit                                                     (15,230,302)      (13,080,492)
                                                                    ----------------   ---------------
Total Stockholders' Deficit                                              (3,894,097)       (6,942,377)
                                                                    ----------------   ---------------
Total Liabilities and Stockholders' Deficit                         $     2,580,315    $    3,585,486
                                                                    ================   ===============

                     The accompanying notes are an integral
                      part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 For the Years Ended,
                                                                                      December 31,
                                                                 ---------------------------------------------------
                                                                                   2002                        2001
                                                                 -----------------------     -----------------------


Net Sales                                                        $            2,299,668      $            1,870,848

Cost of Sales                                                                 1,966,851                   2,340,273
                                                                 -----------------------     -----------------------

Gross Profit (Loss)                                                             332,817                    (469,425)
                                                                 -----------------------     -----------------------

Operating Expenses
Selling, general and administrative expenses                                  2,180,226                   1,690,837
Non-cash compensation expense                                                    25,000                           -
                                                                 -----------------------     -----------------------
Total Operating Expenses                                                      2,205,226                   1,690,837
                                                                 -----------------------     -----------------------

Loss From Operations                                                         (1,872,409)                 (2,160,262)
                                                                 -----------------------     -----------------------

Other Income (Expense)
Interest                                                                       (437,074)                   (773,034)
Gain on settlement of sublease                                                  152,500                           -
Other, net                                                                        7,173                         212
                                                                 -----------------------     -----------------------
Total Other Expense, Net                                                       (277,401)                   (772,822)
                                                                 -----------------------     -----------------------

Net Loss                                                         $           (2,149,810)     $           (2,933,084)
                                                                 =======================     =======================

Basic and diluted loss per common share                          $                (0.01)     $                (0.02)
                                                                 =======================     =======================
Basic and diluted weighted-average
common shares outstanding                                                   208,236,039                 157,556,073
                                                                 =======================     =======================


                     The accompanying notes are an integral
                      part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002





                                            Common Stock
                                    ------------------------------   Additional
                                        Number                        Paid-in       Accumulated
                                       of Shares        Amount        Capital         Deficit          Total
                                    ---------------- ------------- --------------- --------------- ---------------

Balance - December 31, 2000             156,301,005  $    156,301  $    5,664,154  $  (10,147,408) $   (4,326,953)

Warrants issued as a
sales commission                                  -             -         200,000               -         200,000

Exercise of warrants                      3,000,000         3,000            (990)              -           2,010

Exercise of employee stock
options                                   1,650,000         1,650         114,000               -         115,650

Net loss                                          -             -               -      (2,933,084)     (2,933,084)
                                    ---------------- ------------- --------------- --------------- ---------------

Balance - December 31, 2001             160,951,005       160,951       5,977,164     (13,080,492)     (6,942,377)

Shares issued for cash                    6,666,667         6,667         493,333               -         500,000

Shares issued for conversion
of  notes payable                        36,654,519        36,654       2,712,436               -       2,749,090

Exercise of employee stock
options                                  10,350,000        10,350         438,650               -         449,000

Shares issued for conversion
of notes payable and accrued
interest to related parties              30,000,000        30,000       1,470,000               -       1,500,000

Shares issued to placement
agent for equity line of credit           2,562,500         2,563          (2,563)              -               -

Net loss                                          -             -               -      (2,149,810)     (2,149,810)
                                    ---------------- ------------- --------------- --------------- ---------------

Balance - December 31, 2002             247,184,691  $    247,185  $   11,089,020  $  (15,230,302) $   (3,894,097)
                                    ================ ============= =============== =============== ===============

                     The accompanying notes are an integral
                      part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the Years Ended,
                                                                                                    December 31,
                                                                             ---------------------------------------------------
                                                                                               2002                        2001
                                                                             -----------------------     -----------------------

Cash flows from operating activities
Net loss                                                                     $           (2,149,810)     $           (2,933,084)
                                                                             -----------------------     -----------------------
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                               470,849                     540,090
Provision for doubtful trade accounts receivables                                                 -                     (16,186)
Cash paid for settlement of litigation                                                      (25,000)                          -
Non-cash compensation expense                                                                25,000                           -
Payments of notes payable and legal fess made on behalf
of Company from proceeds of settlement of sublease                                         (152,500)                          -
Legal fees paid on behalf of lender                                                        (120,000)                          -
Warrants issued as a sales commission                                                             -                     200,000
Changes in assets and liabilities:
Trade accounts receivable                                                                   361,065                     521,033
Inventories                                                                                 194,056                     (18,102)
Prepaid expenses and other assets                                                             2,498                      (3,160)
Accounts payable                                                                           (513,786)                    612,038
Accrued liabilities                                                                         765,480                     808,648
                                                                             -----------------------     -----------------------

Total adjustments                                                                         1,007,662                   2,644,361
                                                                             -----------------------     -----------------------

Net cash used in operating activities                                                    (1,142,148)                   (288,723)
                                                                             -----------------------     -----------------------

Cash flows from investing activities
Purchase of property and equipment                                                           (2,822)                     (2,939)
                                                                             -----------------------     -----------------------

Net cash used in investing activities                                                        (2,822)                     (2,939)
                                                                             -----------------------     -----------------------

Cash flows from financing activities
Increase (decrease) in checks written in excess of cash in bank                            (140,433)                    154,473
Proceeds from notes payable to stockholders                                                 618,305                     301,159
Payments on notes payable to stockholders                                                  (738,054)                          -
Principal payments on notes payable                                                        (363,848)                   (445,903)
Proceeds from notes payable                                                                 845,000                     158,255
Payments on capital lease obligations                                                             -                      (4,550)
Proceeds from exercise of options and warrants to purchase
common stock                                                                                424,000                     117,660
Proceeds from issuance of common stock                                                      500,000                           -
                                                                             -----------------------     -----------------------

Net cash provided by financing activities                                                 1,144,970                     281,094
                                                                             -----------------------     -----------------------

Net increase (decrease) in cash and cash equivalents                                              -                     (10,568)

Cash and cash equivalents at beginning of year                                                  500                      11,068
                                                                             -----------------------     -----------------------

Cash and cash equivalents at end of year                                     $                500        $                500
                                                                             =======================     =======================

                     The accompanying notes are an integral
                      part of these financial statements.

                                                                                        For the Years Ended,
                                                                                               December 31,
                                                                         ---------------------------------------------------
                                                                                           2002                        2001
                                                                         -----------------------     -----------------------
Supplemental disclosure of cash flow information

Cash paid during the year for interest                                   $              152,093      $              622,266

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations          $              316,762      $               32,500
Accrued interest converted to note payable                               $               52,955      $               77,406
Common stock issued for deferred offering costs                          $              205,000      $                    -
Common stock issued for notes payable to stockholders                    $            1,250,000      $                    -
Common stock issued for notes payable to related parties                 $            2,519,244      $                    -
Common stock issued for accrued interest payable to related parties      $              479,846      $                    -
Accrued and deferred offering costs                                      $               13,475      $                    -



                     The accompanying notes are an integral
                      part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Nature of Operations - CirTran Corporation (the "Company") provides turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole, and custom injection molded cabling for leading electronics original equipment manufacturers ("OEMs") in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. The Company also designs, develops, manufactures, and markets a full line of local area network products, with emphasis on token ring and Ethernet connectivity.

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

Cash and Cash Equivalents--The Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

Inventories -- Inventories are stated at the lower of average cost or market value. Costs include labor, material and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory and finished goods inventory. Indirect overhead costs have been charged to cost of sales or capitalized as inventory based on management's estimate of the benefit of indirect manufacturing costs to the manufacturing process. When there is evidence that the inventory's value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether technological obsolescence exists. The Company has agreements with most of its customers that require the customer to purchase inventory items related to their contracts in the event that the contracts are cancelled. The market value of related inventory is based upon those agreements.

Property and Equipment --Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in operating results.

Impairment of Long-Lived Assets --The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2002, the Company does not consider any of its long-lived assets to be impaired.

Checks Written in Excess of Cash in Bank--Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. These overdrafts are included as a current liability in the balance sheets.

Stock-Based Compensation -- At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note
12. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the years ended December 31, 2002 and 2001, the Company recognized compensation expense relating to stock options and warrants of $25,000 and $0, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                                Years Ended December 31,
                                                                             2002                   2001
                                                                       -----------------       ----------------
           Net loss, as reported                                       $     (2,149,810)       $    (2,933,084)
           Add:  Stock-based employee compensation expense
              included  in net loss                                              25,000                     --
           Deduct:  Total stock-based employee compensation
              expense determined under fair value based method
              for all awards                                                   (193,387)               (56,095)
                                                                       -----------------       ----------------
           Pro forma net loss                                          $     (2,318,197)       $    (2,989,179)
                                                                       =================       ================
           Basic and diluted loss per common share as reported         $          (0.01)       $         (0.02)
                                                                       =================       ================
           Basic and diluted loss per common share pro forma                      (0.01)       $         (0.02)
                                                                       =================       ================

Income Taxes --The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and the carryforward of operating losses and tax credits and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

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

Concentrations of Risk --Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2002 and 2001, this allowance was $37,037 and $66,316, respectively.

During the year ended December 2002, sales to three customers accounted for 11 percent, 12 percent, and 13 percent, each, of net sales. No individual customer account receivable balance at December 31, 2002 created a concentration of credit risk.

At December 31, 2001, accounts receivable from a former customer and a current customer represented approximately 63 percent and 12 percent, respectively, of total trade accounts receivable. Sales to these same customers accounted for 0 percent and 3 percent of 2001 net sales, respectively. During 2002, the former customer and the Company agreed to a settlement which provided for the payment of all amounts owed to the Company by the former customer.

Fair Value of Financial Instruments --The carrying value of the Company's cash and cash equivalents and trade accounts receivable, approximates their fair values due to their short-term nature. The carrying value of the Company's notes payable also approximates fair value because notes are recorded at fair value plus any default provisions.

Loss Per Share --Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had no potentially issuable common shares at December 31, 2002 and 2001; therefore, basic and diluted loss per share are the same.

Reclassifications --Certain previously reported 2001 amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on previously reported net loss.

New Accounting Standards - Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the usage of the pooling-of-interests method of accounting for business combinations. The provisions of SFAS No. 141 relating to the application of the purchase method are generally effective for business combinations completed after July 1, 2001. Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill. The application of this standard did not have an impact on the Company's financial position and results of operations.

SFAS No. 142, "Goodwill and Other Intangible Assets," changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets are generally effective for the Company at the beginning of 2002, except that certain provisions related to goodwill and other intangible assets are effective for business combinations completed after July 1, 2001. The application of this standard did not have an impact on the Company's financial position and results of operations.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it has occured. The asset retirement obligations will be capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long- lived assets. SFAS No. 143 is effective for years beginning after June 15,

2002, with earlier adoption permitted. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with an earlier adoption encouraged. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, the statement modifies the criteria classification of gains and losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $2,149,810 and $2,933,084 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the Company had an accumulated deficit of $15,230,302 and $13,080,492, respectively, and a total stockholders' deficit of $3,894,097 and $6,942,377, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $1,142,148 and $288,723 for the years ended December 31, 2002 and 2001, respectively.

Since February of 2000, the Company has operated without a line of credit. Many of the Company's vendors stopped credit sales of components used by the Company to manufacture products, and as a result, the Company converted certain of its turnkey customers to customers that provide consigned components to the Company for production. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In addition, the Company is a defendant in numerous legal actions (see Note 8). These matters may have a material impact on the Company's financial position, although no assurance can be given regarding the effect of these matters in the future.

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

Abacas Ventures, Inc. ("Abacas") purchased the Company's line of credit from the lender. During 2002, the Company has entered into agreements whereby the Company has issued common stock to certain principals of Abacas in exchange for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. During 2002 and 2001, the Company successfully converted trade payables of approximately $316,762 and $32,500, respectively, into notes. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. As discussed in Note 10, the Company has entered into an equity line of credit agreement with a private investor. Realization of any proceeds under the equity line of credit is not assured.

The Company is currently renegotiating certain terms of the line of credit agreement that are not deemed to have a material impact on the line of credit agreement.

NOTE 3 - INVENTORIES

Inventories consist of the following:
                                          2002                 2001
                               ---------------      ---------------
    Raw materials              $     1,363,276      $     1,223,160
    Work-in process                    170,724              142,048
    Finished goods                      16,553              408,680
                               ---------------      ---------------
                               $     1,550,553      $     1,773,888
                               ===============      ===============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

                                                                                                                     Estimated
                                                                                                                   Service Lives
                                                                                    2002                2001          in Years
                                                                        ----------------     ---------------          ------------
                Production equipment                                    $      3,141,993     $     3,141,992           5-10
                Leasehold improvements                                           958,940             958,940           7-10
                Office equipment                                                 631,645             628,824           5-10
                Other                                                            118,029             118,029            3-7
                                                                        ----------------     ---------------
                                                                               4,850,607           4,847,785
                Less accumulated depreciation
                   and amortization                                            3,984,709           3,513,860
                                                                        ----------------     ---------------

                                                                        $        865,898     $     1,333,925
                                                                        ================     ===============

NOTE 5 - NOTES PAYABLE

Notes Payable consist of the following:

                                                                                                        2002                 2001
                                                                                             ---------------      ---------------

             Note    payable to a company, interest at 8.00%, matured August
                     2002, collateralized by 3,000,000 shares of the Company's
                     common stock currently held in
                     escrow, in default.                                                     $       115,875      $            --

             Note payable to a financial institution, due in monthly
                     installments of $9,462, interest at 8.61%, matures
                     April 2004, collateralized by equipment.                                        258,644              305,090

             Note payable to a company, due in monthly installments
                     of $6,256, interest at 8.00%, matures July 2003,
                     collateralized by equipment, in default                                         183,429              183,429

             Note    payable to a financial institution, due in monthly
                     installments of $9,000, interest at 13.50%, matures
                     December 2004, collateralized by
                     equipment.                                                                      199,023              179,951

             Note payable to an individual, due in monthly installments of $12,748, matures February 2006, interest at 10.00%
                     unsecured, in default.                                                          107,919              130,000

             Note payable to a company, due in monthly installments
                     of $1,972, matures November 2005, interest at 8.00%,
                     unsecured, in default.                                                           87,632               87,632




             Note    payable to an individual, due in monthly installments of
                     $5,000, interest at a rate of 9.50%, matured May 2000,
                     collateralized by all assets of the Company,
                     in default.                                                                      85,377               85,377

             Note    payable to a finance corporation, due in monthly
                     installments of $4,127, interest at prime plus 3.00% (7.25%
                     at December 31, 2002), matures December
                     2004, collateralized by equipment.                                               92,097               86,522

             Note    payable to a company, due in 18 monthly installments of
                     $1,460 followed by six monthly installments of $2,920,
                     interest at 6.00%, matures April 2003,
                     unsecured.                                                                       60,133               65,973

             Note    payable to a finance corporation, due in monthly
                     installments of $2,736, interest at 9.00%, matures December
                     2004, collateralized by equipment and
                     trade accounts receivable.                                                       60,005               55,499

             Note    payable to a finance corporation, due in monthly
                     installments of $562, interest at 9.00%, matures December
                     2004, collateralized by equipment and
                     trade accounts receivable.                                                       12,252               18,883

             Note    payable to a finance corporation, due in monthly
                     installments of $637, interest at 9.00%, matures December
                     2004, collateralized by equipment and trade
                     accounts receivable.                                                             13,949               12,866

             Note payable to a company, due in monthly installments
                     of $2,827, interest at 8.00%, unsecured, paid in
                     full during 2002.                                                                    --               21,732

             Note payable to a bank, payable on demand, interest at
                     10.00%, unsecured                                                                36,901               39,367

             Note    payable to a finance corporation, due in increasing monthly installments of $50 to $5,443, interest at 12.00%, matures
                     December 2004, collateralized by
                     equipment and trade accounts receivable                                          41,834               38,484
                                                                                             ---------------      ---------------

             Total Notes Payable                                                                   1,355,070            1,310,805
             Less current maturities                                                               1,059,987              863,650
                                                                                             ---------------      ---------------

             Long-Term Notes Payable                                                         $       295,083      $       447,155
                                                                                             ===============      ===============

           The Company's notes payable at December 31, 2002, mature as follows:

           Year Ending December 31,
                     2003                 $     1,059,987
                     2004                         295,083
                                          ---------------

                     Total                $     1,355,070
                                          ===============


Certain of the Company's notes payable contain various covenants and restrictions, including providing for the acceleration of principal payments in the event of a covenant violation or a material adverse change in the operations of the Company. The Company is out of compliance on several notes payable, primarily due to a failure to make monthly payments. In instances where the Company is out of compliance, these amounts have been shown as current. Additionally, all default provisions have been accrued as part of the principal balance of the related notes payable.

NOTE 6 - LEASES

The Company conducts a substantial portion of its operations utilizing leased facilities consisting of a warehouse and a manufacturing plant from a related party. The Company has an option to renew the lease for two additional ten-year periods upon expiration of the term in 2006.

The following is a schedule of future minimum lease payments under the operating lease:

           Year Ending December 31,
                2003                           $       191,688
                2004                                   191,688
                2005                                   191,688
                2006                                   175,714
                                               ---------------
                Total                          $       750,778
                                               ===============

The building lease provides for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $200,992 and $189,157 for 2002 and 2001, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Stockholder Notes Payable --The Company had amounts due to stockholders from two separate notes. The balance due to stockholders at December 31, 2002 and 2001, was $20,376 and $1,390,125, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent. Unpaid accrued interest was $2,378 and $205,402 at December 31, 2002 and 2001, respectively, and is included in accrued liabilities. These notes are due on demand.

Related Party Notes Payable -- The Company had amounts due to Abacas Ventures, Inc., a related party, under the terms of a note payable and a bridge loan. The balance due to Abacas related to the note payable at December 31, 2002 and 2001, was $0 and $2,405,507, respectively. The note accrued interest at 10%. The amounts owed were due on demand with no required monthly payments. This note was collateralized by assets of the Company. As discussed in Note 10, a significant amount of the Abacas note was converted to shares of the Company's common stock during 2002.

During the year ended December 31, 2002, Abacas completed negotiations with several vendors of the Company, whereby Abacas purchased various past due amounts for goods and services provided by vendors, as well as capital leases. The total of these obligations was $316,762. In addition, Abacas agreed to deduct as an offset of the amount owed to Abacas of $120,000, constituting the amounts paid by the Company as legal fees incurred by the Company as part of its negotiations with the Company's vendors. The Company has recorded this transaction as a $316,762 non-cash increase and a $120,000 non-cash payment to the note payable owed to Abacas, pursuant to the terms of the Abacas agreement.

Also during 2002, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the year ended December 31, 2002, the Company was advanced $845,000 and made cash payments of $156,258 for an outstanding balance on the bridge loan of $688,742.

The total principal amount owed to Abacas between the note payable and the bridge loan was $688,742 and $2,405,507 as of December 31, 2002 and 2001, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was $71,686 and $380,927 as of December 31, 2002 and 2001, respectively, and is included in accrued liabilities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Settlement of Litigation -- During January 2002, the Company settled a lawsuit that had alleged a breach of facilities sublease agreement involving facilities located in Colorado. The Company's liability in this action was originally estimated to range up to $2.5 million. The Company had filed a counter suit in the same court for an amount exceeding $500,000 for missing equipment.

Effective January 18, 2002, the Company entered into a settlement agreement which required the Company to pay the plaintiff the sum of $250,000. Of this amount, $25,000 was paid upon execution of the settlement, and the balance, together with interest at 8% per annum, was payable by July 18, 2002. As security for payment of the balance, the Company executed and delivered to the plaintiff a Confession of Judgment and also issued 3,000,000 shares of common stock, which are currently held in escrow and have been treated as treasury stock recorded at no cost. The fair value of the 3,000,000 shares was less than the carrying amount of the note payable. Because 75 percent of the balance had not been paid by May 18, 2002, the Company was required to prepare and file with the Securities & Exchange Commission, at its own expense, a registration statement with respect to the escrowed shares. The remaining balance has not been paid, and the registration statement with respect to the escrowed shares has not been declared effective and the Company has not replaced the escrowed shares with registered free-trading shares pursuant to the terms of the settlement agreement; therefore, the plaintiff filed the Confession of Judgment and proceeded with execution thereon. The Company is currently negotiating with the plaintiff to settle this obligation without the release of the shares held in escrow.

In connection with a separate sublease agreement of these facilities, the Company received a settlement from the sublessee during May 2002, in the amount of $152,500, which has been recorded as other income. The Company did not receive cash from this settlement, but certain obligations of the Company were paid directly. $109,125 of the principal balance of the note related to the settlement mentioned above was paid. Also, $7,000 was paid to the Company's legal counsel as a retainer for future services. The remaining $36,375 was paid to the above mentioned plaintiff as a settlement of rent expense.

During September 2002, the plaintiff filed a claim that the $109,125 portion of the payment was to be applied as additional rent expense rather than a principal payment on the note payable. The Company estimates that the probability of the $109,125 being considered additional rent expense is remote and disputes the claim. The Company intends to vigorously defend the action.

Litigation - During 2000, the Company settled a lawsuit filed by a vendor by issuing 5,281,050 shares of the Company's common stock valued at $324,284, paying $83,000 in cash and issuing two notes payable totaling $239,000. During 2002, the vendor filed a confession of judgement claiming that the Company defaulted on its agreement and claims the 2000 lawsuit was not properly satisfied. At December 31, 2002, the Company owed $60,133 of principal under the terms of the remaining note payable. The Company denies the vendor's claims and intends to vigorously defend itself against the confession of judgement.

In December 1999, a vendor of the Company filed a lawsuit that alleges breach of contract and seeks payment in the amount of approximately $213,000 of punitive damages from the Company related to the Company's non-payment for materials provided by the vendor. Judgment was entered against the Company in May 2002 in the amount of $213,718. The Company has accrued the entire amount due under the judgment.

The Company has been a party to a lawsuit with a customer stemming from an alleged breach of contract. In July 2002, the Company reached a settlement with the customer in which the customer was to make payments from August 1, 2002, through October 29, 2002, to the Company totaling $265,000. As part of the settlement, the Company returned inventory valued at $158,010, settled receivables from the customer of $287,277, settled payables owed to the customer in the amount of $180,287 and sold inventory to a Company related to the customer for $13,949. During 2002, the Company received the entire $265,000.

During October 1999, a former vendor of the Company brought action against the Company alleging that the Company owed approximately $199,600 for materials and services and pursuant to the terms of a promissory note. The Company entered a settlement agreement under which the Company is to pay $6,256 each month until the obligation and interest thereon are paid. This did not represent the forgiveness of any obligation, but rather the restructuring of the terms of the previous agreement. At December 31, 2002, the Company owed $183,429 for this settlement. The Company has defaulted on its payment obligations under the settlement agreement. The Company is currently negotiating a new settlement agreement.

Judgment was entered in favor of a vendor during March 2002, in the amount of $181,342 for nonpayment of costs of goods or services provided to the Company. At December 31, 2002, the Company had accrued the entire amount of the claim. The Company is currently in settlement negotiations with the vendor.

In December 1999, a vendor of the Company filed a lawsuit that seeks payment in the amount of $44,269 for the cost of goods provided to the Company. The Company admits owing certain amounts to the vendor and has accrued the entire amount claimed. No trial date has been set and the Company is currently negotiating a settlement of these claims.

During 2002, a vendor of the Company filed a lawsuit that seeks payment in the amount of $31,745 for the cost of goods provided to the Company. The Company has not yet determined the validity of the claim, but has accrued the entire amount claimed. No trial date has been set and the Company is currently negotiating a settlement of these claims.

An individual filed suit during January 2001, seeking to recover the principal sum of $135,941, plus interest on a promissory note. The parties are presently negotiating settlement.

During March 2000, a vendor brought suit against the Company under allegations that the Company owed approximately $97,000 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company issued a note payable to the vendor in settlement of the amount owed and is required to pay the vendor $1,972 each month until paid. At December 31, 2002, the Company owed $87,632 on this settlement agreement. The Company is currently in default on this obligation and is currently negotiating a new settlement agreement.

A financial institution brought suit against the Company during February 2000, alleging that the Company owed approximately $439,000 for a loan provided to the Company for the Company's use and benefit. Judgment was entered against the Company and certain guarantors in the amount of $427,292 plus interest at the rate of 8.61% per annum from June 27, 2000. The Company has subsequently made payments to the financial institution, reducing the obligation to $258,644 at December 31, 2002, plus interest accruing from January 1, 2002. The Company is in default on this obligation and is negotiating for settlement of the remaining claims.

Suit was brought against the Company during April 2001, by a former shareholder alleging that the Company owed $121,825 under the terms of a promissory note. A Stipulation for Settlement and for Entry of Judgment was executed by the parties wherein the Company agreed to arrange for payment of a principal amount of $145,000 in 48 monthly installments. The Company made seven payments and then failed to make subsequent payments, at which time the shareholder obtained a consent judgment against the Company. The Company is currently in settlement negotiations with the former shareholder regarding the judgment.

Various vendors have notified the Company that they believe they have claims against the Company totaling $370,152. None of these vendors have filed lawsuits in relation to these claims. The Company has accrued the entire amount of these claims and it is included in accounts payable.

The Company is the defendant in numerous legal actions, primarily resulting from nonpayment of vendor invoices for goods and services received, that it has determined the probability of realizing any loss is remote. The total amount of these legal actions is $179,757. The Company has made no accrual for the legal actions and is currently in the process of negotiating the dismissal of these claims with the various vendors.

The Company is also the defendant in numerous immaterial legal actions primarily resulting from nonpayment of vendors for goods and services received. The Company has accrued the payables and is currently in the process of negotiating settlements with these vendors.

Registration Rights - In connection with the conversion of certain debt to equity during 2000, the Company has granted the holders of 5,281,050 shares of common stock the right to include 50% of the common stock of the holders in any registration of common stock of the Company, under the Securities Act for offer to sell to the public (subject to certain exceptions). The Company has also agreed to keep any filed registration statement effective for a period of 180 days at its own expense.

Additionally, in connection with the Company's entering into an Equity Line of Credit Agreement (described in Note 11), the Company granted to the equity line investor (the "Equity Line Investor") registration rights, in connection with which the Company is required to file a registration statement covering the resale of shares put to the Equity Line Investor under the equity line. The Company is also required to keep the registration statement effective until two years following the date of the last advance under the equity line. The Company has not yet filed such registration statement.

Accrued Payroll Tax Liabilities -- As of December 31, 2002, the Company had accrued liabilities in the amount of $2,029,626 for delinquent payroll taxes, including interest estimated at $304,917 and penalties estimated at $229,285. Of this amount, approximately $301,741 was due the State of Utah. During the first quarter of 2002, the Company negotiated a monthly payment schedule of $4,000 to the State of Utah, which did not provide for the forgiveness of any taxes, penalties or interest. These monthly payments were not made during the third quarter. Approximately $1,716,946 was owed to the Internal Revenue Service as of December 31, 2002. During the first quarter of 2002, the Company negotiated a payment schedule with respect to this amount, pursuant to which monthly payments of $25,000 were required. In addition, the Company committed to keeping current on deposits of federal withholding amounts. The required monthly payments were made during each of the three months during the second quarter. None of the monthly payments were made during the third quarter. The Company is currently renegotiating the terms of the payment schedule with the Internal Revenue Service. In addition, the Company failed to pay several of its current withholding obligations. Approximately $10,939 was owed to the State of Colorado as of December 31, 2002.

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

NOTE 9 - INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:

                                                                                                        2002                 2001
                                                                                             ---------------      ---------------
           Deferred Income Tax Assets:
               Inventory reserve                                                             $       216,305      $       188,880
               Bad debt reserve                                                                       13,815               24,736
               Vacation reserve                                                                       17,356               12,569
               Research and development credits                                                       17,979               12,718
               Net operating loss carryforward                                                     3,443,676            2,698,615
               Intellectual property                                                                 144,553              159,039
                                                                                             ---------------      ---------------

                    Total Deferred Income Tax Assets                                               3,853,684            3,096,557
               Valuation allowance                                                                (3,795,179)          (3,033,050)

               Deferred Income Tax Liability - depreciation                                          (58,505)             (63,507)
                                                                                             ----------------     ---------------

               Net Deferred Income Tax Asset                                                 $            --      $            --
                                                                                             ===============      ===============

The Company has sufficient long-term deferred income tax assets to offset the deferred income tax liability related to depreciation. The long-term deferred income tax assets relate to the net operating loss carryforward and the intellectual property.

The Company has sustained net operating losses in both periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit presented for the years ended December 31, 2002 and 2001.

As of December 31, 2002, the Company had net operating loss carryforwards for tax reporting purposes of approximately $9,232,376. These net operating loss carryforwards, if unused, begin to expire in 2019. Utilization of approximately $1,193,685 of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2002 and 2001:

                                                                                                        2002                 2001
                                                                                             ---------------      ---------------
               Benefit at statutory rate (34%)                                               $      (730,935)     $      (997,249)
               Non-deductible expenses                                                                39,752               56,876
               Change in valuation allowance                                                         762,129            1,037,165
               State tax benefit, net of federal tax benefit                                         (70,946)             (96,792)
                                                                                             ----------------     ---------------
               Net Benefit from Income Taxes                                                 $            --      $            --
                                                                                             ===============      ===============

NOTE 10 - STOCKHOLDER'S EQUITY

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

Common Stock Issued for Conversion of Debt - Effective December 23, 2002, the Company entered into four substantially identical agreements with existing shareholders pursuant to which the Company issued an aggregate of 30,000,000 shares of restricted common stock at a price of $0.05 per share, the fair value of the shares, for the reduction of principal of $1,020,154 of notes payable and $479,846 of accrued interest. No gain or loss has been recognized on these transactions as the fair value of the stock issued was equal to the consideration given by the shareholders.

Equity Line of Credit -- On November 5, 2002, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with a private investor (the "Equity Line Investor"). Under the Equity Line Agreement, the Company has the right to draw up to $5,000,000 from the Equity Line Investor against an equity line of credit (the "Equity Line"). As part of the Equity Line Agreement, the Company may issue shares of the Company's common stock to the Equity Line Investor in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of the Company's common stock over the five trading days after the advance notice is tendered. The maximum amount of any single draw is $85,000.

The Equity Line Investor is required under the Equity Line Agreement to tender the funds requested by the Company within two trading days after the five-trading-day period used to determine the market price.

In connection with the Equity Line Agreement, the Company issued 2,562,500 shares of the Company's common stock as placement shares at no cost. The Company also granted registration rights to the Equity Line Investor, in connection with which the Company is required to use its best efforts to file a registration statement and have it declared effective by the Securities and Exchange Commission. The Company is unable to draw on the Equity Line until the registration statement has been declared effective.

NOTE 11 - STOCK OPTIONS AND WARRANTS

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

Non-Employee Grant - During 2001, the Company granted options to purchase 3,000,000 shares of common stock to a non-employee sales consultant as the settlement of a $200,000 prepaid sales commission agreement. The options vested on the date granted and expire in September 2006. The exercise price of these options was $.00067 per share. Because there is not an active market for the Company's common stock in this case, the fair value of the sales commission agreement is more reliably measurable, and the value of the options was determined to be $200,000 in accordance with the provisions of SFAS No. 123. By December 31, 2001, the sales consultant had not generated any sales and management felt the probability that the sales consultant would generate any future sales was remote. Accordingly, the $200,000 was expensed December 31, 2001. All 3,000,000 options were exercised during 2001 for cash proceeds of $2,010. There were no non-employee options outstanding at December 31, 2001. No options were granted to non-employees during 2002.

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

During the years ended December 31, 2002 and 2001, the Company granted options to purchase 10,350,000 and 1,650,000 shares of common stock, respectively, to certain employees of the Company pursuant to the 2001 Plan. These options vested on the date of grant. The related exercise price for all options was $0.03 to $0.05 per share for 2002 grants and $0.07 per share for 2001 grants. The exercise price for 2,500,000 options granted during 2002 was less than the fair market value of the Company's common stock on the date granted, resulting in

$25,000 non-cash compensation expense. All other grants during 2002 and 2001 had exercise prices equal to the fair value of the Company's common stock on the date of grant. The options were exercisable through December 2007. During 2002 and 2001, all employee options granted were exercised for $424,000 and $115,650, respectively. There were no employee options outstanding at December 31, 2002 and 2001.

Compensation Expense - During the year ended December 31, 2002 and 2001, the Company recognized $25,000 and $0, respectively, as non-cash compensation expense relating to stock options. SFAS 123 requires the presentation of pro forma operating results as if the Company had accounted for stock options granted to employees under the fair value method prescribed by SFAS 123. The Company estimated the fair value of the employee stock options at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes model for options issued during the years ended December 31, 2002 and 2001 to determine the fair value of the employee options of $0.01 to $0.02 for 2002 options and $0.03 for 2001 options to purchase a share of common stock: risk-free interest rate of 3.78 and 3.94 percent, dividend yield of 0 percent, volatility of 399 and 411 percent, and expected lives of 0.10 and 0.01 years, respectively.

NOTE 12 -SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has two reportable segments: electronics assembly and Ethernet technology. The electronics assembly segment manufactures and assembles circuit boards and electronic component cables. The Ethernet technology segment designs and manufactures Ethernet cards. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                                                        Electronics              Ethernet
                       2002                                                 Assembly            Technology        Total
                       ----                                             ----------------     -------------        -------------

           Sales to external customers                                  $      1,838,781     $       460,887      $     2,299,668
           Intersegment sales                                                    179,451                  --              179,451
           Segment loss                                                       (1,890,097)           (259,713)          (2,149,810)
           Segment assets                                                      2,342,881             237,434            2,580,315
           Depreciation and amortization                                         449,914              20,935              470,849

                       2001

           Sales to external customers                                  $      1,352,085     $       518,763      $     1,870,848
           Intersegment sales                                                    309,374                  --              309,374
           Segment loss                                                       (2,336,084)           (597,000)          (2,933,084)
           Segment assets                                                      3,152,815             434,471            3,587,286
           Depreciation and amortization                                         519,217              20,873              540,090

                Sales                                                                                   2002                 2001
                -----                                                                        ---------------      ---------------

           Total sales for reportable segments                                               $     2,479,119      $     2,180,222
           Elimination of intersegment sales                                                        (179,451)            (309,374)
                                                                                             ----------------     ---------------
           Consolidated net sales                                                            $     2,299,668      $     1,870,848
                                                                                             ===============      ===============


                Total Assets

           Total assets for reportable segments                                              $     2,580,315      $     3,587,286
           Adjustment for intersegment amounts                                                            --               (1,800)
                                                                                             ---------------      ----------------

           Consolidated total assets                                                         $     2,580,315      $     3,585,486
                                                                                             ===============      ===============

NOTE 13 - REVENUES

All revenue-producing assets are located in North America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales by geographic area are as follows:

                                                                                                        2002                 2001
                                                                                             ---------------      ---------------

                United States of America                                                     $     2,291,946      $     1,820,700
                Canada                                                                                    --                  338
                Europe/Africa/Middle East                                                              7,722               49,810
                                                                                             ---------------      ---------------
                                                                                             $     2,299,668      $     1,870,848
                                                                                             ===============      ===============

NOTE 14 - SUBSEQUENT EVENTS

On February 11, 2003, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") with 25,000,000 shares of common stock reserved for issuance there under. The Company's Board of Directors administers the plan and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting and exercise prices.

During February 2003, the Company granted options to purchase 5,500,000 shares of common stock to certain employees of the Company and options to purchase 2,000,000 shares of common stock to members of the board of directors pursuant to the 2002 Plan. These options vested on the date of grant. The related exercise price was $0.025 per share for employee options and $0.03 per share for members of the board of directors. The market value of the common stock on the grant date was $0.036, which resulted in non-cash compensation of $72,500. The options are exercisable through February 2008. All options granted were exercised. The options were exercised for $137,500 of cash, $45,000 of accrued interest to directors and $15,000 of accrued compensation. The Company estimated the fair value of the employee and director stock options at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes model to determine the fair value of the employee and director options to purchase a share of common stock of $0.019 and $0.018, respectively: risk-free interest rate of 2.92 percent, dividend yield of 0 percent, volatility of 364 percent, and expected lives of 0.10 years.