Form 10QSB
period 2003-03-31
CIRTRAN CORP
filed 2003-05-20
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/ X /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2003
OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the registrant's common stock as of May 16, 2003: 254,684,691.


Transitional Small Business Disclosure Format (check one): Yes ______   NO  X

Table of Contents


                                                                   Page
PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

           Balance Sheets as of March 31, 2003 (unaudited) and       3
           December 31, 2002

           Statements of Operations for the Three Months ended       4
           March 31, 2003 (unaudited) and 2002 (unaudited)

           Statements of Cash Flows for the Three Months ended       5
           March 31, 2003 (unaudited) and 2002 (unaudited)

           Notes to Condensed Consolidated Financial Statements      6
           (unaudited)

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operation                        9

Item 3     Controls and Procedures                                  18

PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                        19

Item 2     Changes in Securities                                    23

Item 5     Other Information                                        24

Item 6     Exhibits and Reports on Form 8-K                         24

Signatures                                                          25

                       CIRTRAN CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                        March 31,       December 31,
                                                                             2003               2002
                                                                     ---------------  ----------------
ASSETS
Current Assets
Cash and cash equivalents                                            $        500     $          500
Trade accounts receivable, net of allowance for doubtful
accounts of $37,037                                                        83,057             37,464
Inventory                                                               1,522,859          1,550,553
Other                                                                     102,322            100,189
                                                                     ---------------  ----------------
Total Current Assets                                                    1,708,738          1,688,706
                                                                     ---------------  ----------------

Property and Equipment, Net                                               789,098            865,898

Other Assets, Net                                                          10,278             12,236

Deferred Offering Costs                                                    20,575             13,475
                                                                     ---------------  ----------------

Total Assets                                                         $  2,528,689     $    2,580,315
                                                                     ---------------  ----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                             $     80,387     $       19,531
Accounts payable                                                        1,444,765          1,359,723
Accrued liabilities                                                     3,115,864          3,030,970
Current maturities of long-term notes payable                           1,132,911          1,059,987
Notes payable to stockholders                                              38,290             20,376
Notes payable to related parties                                          788,742            688,742
                                                                     ---------------  ----------------
Total Current Liabilities                                               6,600,959          6,179,329
                                                                     ---------------  ----------------

Long-Term Liabilities
Long-term notes payable, less current maturities                          206,566            295,083
                                                                     ---------------  ----------------


Commitments

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 254,684,691 and 247,184,691
net of 3,000,000 shares held in treasury at no cost at                    254,685            247,185
March 31, 2003 and December 31, 2002, respectively
Additional paid-in capital                                             11,351,520         11,089,020
Accumulated deficit                                                   (15,885,041)       (15,230,302)
                                                                     ---------------  ----------------
Total Stockholders' Deficit                                            (4,278,836)        (3,894,097)
                                                                     ---------------  ----------------
Total Liabilities and Stockholders' Deficit                          $  2,528,689     $    2,580,315
                                                                     ---------------  ----------------

     See accompanying notes to condensed consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




For the Three Months Ended March 31,                          2003                        2002
                                                    --------------------   --------------------

Net Sales                                           $      269,774         $           641,330

Cost of Sales                                              185,716                     419,116
                                                    --------------------   --------------------

Gross Profit                                                84,058                     222,214
                                                    --------------------   --------------------

Operating Expenses
Selling, general and administrative expenses               555,554                     520,608
Non-cash compensation expense                               72,500                           -
                                                    --------------------   --------------------
Total Operating Expenses                                   628,054                     520,608
                                                    --------------------   --------------------

Loss From Operations                                      (543,996)                   (298,394)
                                                    --------------------   --------------------

Other Income (Expense)
Interest                                                  (110,743)                   (136,880)
Other, net                                                       -                       9,517
                                                    --------------------   --------------------
Total Other Expense, Net                                  (110,743)                   (127,363)
                                                    --------------------   --------------------

Net Loss                                            $     (654,739)        $          (425,757)
                                                    --------------------   --------------------

Basic and diluted loss per common share             $        (0.00)        $             (0.00)
                                                    --------------------   --------------------
Basic and diluted weighted-average
common shares outstanding                              248,129,897                 201,077,784
                                                    --------------------   --------------------


     See accompanying notes to condensed consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Three Months Ended March 31,                                           2003                        2002
                                                                     ----------------------      ---------------

Cash flows from operating activities
Net loss                                                             $     (654,739)             $     (425,757)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                83,295                     132,633
Cash paid for settlement of litigation                                            -                     (25,000)
Non-cash compensation expense                                                72,500                           -
Changes in assets and liabilities:
Trade accounts receivable                                                   (45,593)                   (294,611)
Inventories                                                                  27,694                    (182,608)
Prepaid expenses and other assets                                              (175)                      3,411
Accounts payable                                                             85,042                    (154,281)
Accrued liabilities                                                          84,894                     269,008
                                                                     ----------------------      ---------------

Total adjustments                                                           307,657                    (251,448)
                                                                     ----------------------      ---------------

Net cash used in operating activities                                      (347,082)                   (677,205)
                                                                     ----------------------      ---------------

Cash flows from investing activities
Purchase of property and equipment                                           (6,495)                     (1,652)
                                                                     ----------------------      ---------------

Net cash used in investing activities                                        (6,495)                     (1,652)
                                                                     ----------------------      ---------------

Cash flows from financing activities
Increase (decrease) in checks written in excess of cash in bank              60,856                     (10,287)
Increase in deferred offering costs                                          (7,100)
Proceeds from notes payable to stockholders                                  17,914                           -
Payments on notes payable to stockholders                                         -                    (140,125)
Principal payments on notes payable                                         (33,261)                   (105,730)
Proceeds from notes payable                                                  17,668                           -
Proceeds from notes payable to related parties                              100,000                     200,000
Proceeds from exercise of options and warrants to purchase
common stock                                                                197,500                     235,000
Proceeds from issuance of common stock                                            -                     500,000
                                                                     ----------------------      ---------------

Net cash provided by financing activities                                   353,577                     678,858
                                                                     ----------------------      ---------------

Net increase in cash and cash equivalents                                         -                           1

Cash and cash equivalents at beginning of year                                  500                         499
                                                                     ----------------------      ---------------

Cash and cash equivalents at end of year                             $        500                $        500
                                                                     ----------------------      ---------------


     See accompanying notes to condensed consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONTINUED)



                                                                      For the Three               For the Three
                                                                       Months Ended                Months Ended
                                                                          March 31,                   March 31,
                                                                      --------------------     -----------------
                                                                               2003                        2002
                                                                      --------------------     -----------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                              $      22,543            $         44,891

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations       $           -            $        326,195
Common stock issued for notes payable to stockholders                 $           -            $      1,250,000
Common stock issued for notes payable                                 $           -            $      1,499,090



     See accompanying notes to condensed consolidated financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as
Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Stock-Based Compensation -- At March 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 6. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the three months ended March 31, 2003 and 2002, the Company recognized compensation expense relating to stock options and warrants of $72,500 and $0, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                                                Three Months Ended March 31,
                                                                                                2003                   2002
                                                                                          ----------------------  -----------------
           Net loss, as reported                                                          $       (654,739)       $      (425,757)
           Add:  Stock-based employee compensation expense
              included  in net loss                                                                 72,500                     --
           Deduct:  Total stock-based employee compensation
              expense determined under fair value based method
              for all awards                                                                      (141,665)               (88,009)
           Pro forma net loss                                                             $       (723,904)       $      (513,766)
           Basic and diluted loss per common share as reported                            $         (0.00)        $        (0.00)
           Basic and diluted loss per common share pro forma                                        (0.00)        $        (0.00)


NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $654,739 and $2,149,810 for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively. As of March 31, 2003 and December 31, 2002, the Company had an accumulated deficit of $15,885,041 and $15,230,302, respectively, and a total stockholders' deficit of $4,278,836 and $3,894,097, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $347,082 and $1,142,148 for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively. Since February of 2000, the Company has operated without a line of credit. Many of the Company's vendors stopped credit sales of components used by the Company to manufacture products, and as a result, the Company converted certain of its turnkey customers to customers that provide consigned components to the Company for production. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In addition, the Company is a defendant in numerous legal actions (see Note 4). These matters may have a material impact on the Company's financial position, although no assurance can be given regarding the effect of these matters in the future.

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

During 2002, the Company entered into agreements whereby the Company has issued common stock to certain principals of Abacas Ventures, Inc. ("Abacas") in exchange for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. As discussed in Note 5, the Company has entered into an equity line of credit agreement with a private investor. Realization of any proceeds under the equity line of credit is not assured.

NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholder Notes Payable --The Company had amounts due to stockholders from two separate notes. The balance due to stockholders at March 31, 2003 and December 31, 2002, was $38,290 and $20,376, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent. Unpaid accrued interest was $5,413 and $2,378 at March 31, 2003 and December 31, 2002, respectively, and is included in accrued liabilities. These notes are due on demand.

Related Party Notes Payable --During 2002, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the three months ended March 31, 2003, the Company was advanced $100,000. The outstanding balance on the bridge loan was $788,742 as of March 31, 2003. The total accrued interest owed to Abacas on the bridge loan was $116,010 as of March 31, 2003 and is included in accrued liabilities.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

Additionally, in connection with the Company's entering into an Equity Line of Credit Agreement (described in Note 5), the Company granted to the equity line investor (the "Equity Line Investor") registration rights, in connection with which the Company is required to file a registration statement covering the resale of shares put to the Equity Line Investor under the equity line. The Company is also required to keep the registration statement effective until two years following the date of the last advance under the equity line. The Company has not yet filed such registration statement.

Accrued Payroll Tax Liabilities -- As of March 31, 2003, the Company had accrued liabilities in the amount of $2,039,690 for delinquent payroll taxes, including interest estimated at $327,064 and penalties estimated at $230,300. Of this amount, approximately $314,403 was due the State of Utah. During the first quarter of 2003, no payments were made to the State of Utah. Approximately $1,714,348 was owed to the Internal Revenue Service as of March 31, 2003. The required monthly payments were made during each of the three months during the first quarter of 2003. The Company is currently renegotiating the terms of the payment schedule with the Internal Revenue Service. Approximately $10,939 was owed to the State of Colorado as of March 31, 2003.

NOTE 5 - STOCKHOLDER'S EQUITY

Equity Line of Credit -- On April 8, 2003, the Company entered into a revised Equity Line of Credit Agreement (the "Equity Line Agreement") with a private investor (the "Equity Line Investor"). Under the Equity Line Agreement, the Company has the right to draw up to $5,000,000 from the Equity Line Investor against an equity line of credit (the "Equity Line"). As part of the Equity Line Agreement, the Company may issue shares of the Company's common stock to the Equity Line Investor in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of the Company's common stock over the five trading days after the advance notice is tendered. The maximum amount of any single draw is $85,000

The Equity Line Investor is required  under the Equity Line  Agreement to tender
the  funds   requested  by  the  Company  within  two  trading  days  after  the five-trading-day period used to determine the market price.

In connection with the Equity Line Agreement, the Company issued 2,562,500 shares of the Company's common stock as placement shares at no cost in 2002. The Company also granted registration rights to the Equity Line Investor, in connection with which the Company is required to use its best efforts to file a registration statement and have it declared effective by the Securities and Exchange Commission. The Company is unable to draw on the Equity Line until the registration statement has been declared effective.

NOTE 6 - STOCK OPTIONS AND WARRANTS

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

Stock Option Plan - On February 11, 2003, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") with 25,000,000 shares of common stock reserved for issuance there under. The Company's Board of Directors administers the plan and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting and exercise prices.

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

March 31, 2003                        Electronics Assembly    Ethernet Technology                  Total
---------------------------------------------------------------------------------------------------------
Sales to external customers                      $ 227,511               $ 42,263              $ 269,774
Intersegment sales                                  16,301                      -                 16,301
Segment loss                                      (598,963)               (55,776)              (654,739)
Segment assets                                   2,273,392                255,297              2,528,689
Depreciation and amortization                       81,846                  1,449                 83,295


March 31, 2002
---------------------------------------------------------------------------------------------------------
Sales to external customers                      $ 338,358              $ 302,972              $ 641,330
Intersegment sales                                 154,246                      -                154,246
Segment loss                                      (425,757)               (13,302)              (439,059)
Segment assets                                   3,270,995                628,091              3,899,086
Depreciation and amortization                      127,396                  5,236                132,632

                                                                                            March 31,
---------------------------------------------------------------------------------------------------------------------
Sales                                                                          2003                    2002
---------------------------------------------------------------------------------------------------------------------
Total sales for reportable segments                                                 $ 286,075              $ 795,576
Elimination of intersegment sales                                                     (16,301)              (154,246)
---------------------------------------------------------------------------------------------------------------------
     Consolidated net sales                                                         $ 269,774              $ 641,330
---------------------------------------------------------------------------------------------------------------------

Net Loss
---------------------------------------------------------------------------------------------------------------------
Net loss for reportable segments                                                   $ (654,739)            $ (439,059)
Elimination of intersegment losses                                                          -                 13,302
---------------------------------------------------------------------------------------------------------------------
     Consolidated net loss                                                         $ (654,739)            $ (425,757)
---------------------------------------------------------------------------------------------------------------------


                                                                                    March 31,           December 31,
Total Assets                                                                             2003                   2002
---------------------------------------------------------------------------------------------------------------------
Total Assets for reportable segments                                              $ 2,528,689            $ 2,580,315
Elimination of intersegment amounts                                                         -                      -
---------------------------------------------------------------------------------------------------------------------
Consolidated  total assets                                                        $ 2,528,689            $ 2,580,315
---------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with managements' discussion and analysis of financial condition and results of operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Significant Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Financial Statements contained in our Annual Report on form 10-KSB includes a summary of the significant accounting policies and methods used in the preparation of our Financial
Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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


Results of Operations - Comparison of Periods Ended March 31, 2003 and 2002

           Sales and Cost of Sales

Net sales decreased significantly to $269,774 for the three-month period ended March 31, 2003 as compared to $641,330 during the same period in 2002. Cost of sales decreased by 55.7%, from $419,116 during the three-month period ended March 31, 2002 to $185,716 during the same period in 2003. Our gross profit margin for the three-month period ended March 31, 2003 was 31.2%, down from

34.6% for the same period in 2002. The slight decrease in the gross profit margin is attributed to the company selling more consigned products than turnkey products. Though the company sustained decreased sales for the three-month period ended March 31, 2003 compared to the same period in 2002 they were able to maintain a steady gross profit margin.

           Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at March 31, 2003 was $1,522,859, as compared to $1,550,553 at December 31, 2002. The decrease in inventory was primarily the result of better inventory management, and the implementation of our inventory control system.

           Selling, General and Administrative Expenses

During the quarter ended March 31, 2003, selling, general and administrative expenses were $555,554 versus $520,608 for 2002, a 6.7% increase. The increase is a result of our increase in the size of our sales staff, an increase in the commission structure for the sales staff, and our effort to aggressively market our products during a period of economic downturn.

           Interest Expense

Interest expense for quarter ended March 31, 2003 was $110,743 as compared to $136,880 for 2002, a decrease of 19.1%. This decrease is primarily attributable to a decrease in debt which was attributed to the conversions of notes payable to shares of common stock in January and December. As of March 31, 2003 and December 31, 2002, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,039,690 and $2,029,626, respectively.

As a result of the above factors, our overall net loss increased 53.8% to $654,739 for the quarter ended March 31, 2003, as compared to $425,757 for the quarter ended March 31, 2002.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $15,885,041 at March 31, 2003 and was $15,230,302 at December 31, 2002. Our net operating loss for the quarter ending March 31, 2003 was $654,739, compared to $425,757 for the quarter ended March 31, 2002. Our current liabilities exceeded our current assets by $4,892,221 as of March 31, 2003 and $4,490,623 as of December 31, 2002. The increase in the difference is mostly attributed to increasing account payables, notes payable and accrued liabilities. For the quarters ended March 31, 2003 and 2002, we had negative cash flows from operations of $347,082 and $677,205, respectively.

           Cash

We had cash on hand of $500 at March 31, 2003 and December 31, 2002.

Net cash used in operating activities was $347,082 for the quarter ended March 31, 2003. During 2003, net cash used in operations was primarily attributable to

$654,739 in net losses from operations, partially offset by non-cash charges and increases in accrued liabilities of $84,894 and in increases to trades accounts receivables of $85,042 and in a decrease to inventories of $27,694. The non-cash charges were for depreciation and amortization of $83,295 and non-cash compensation expense of $72,500.

Net cash used in investing activities during the quarter ended March 31, 2003, consisted of equipment purchases of $6,495.

Net cash provided by financing activities was $353,577 during the quarter ended March 31, 2003. Principal sources of cash were proceeds of $100,000 from notes payable to related parties and proceeds from the exercise of options to purchase common stock of $197,500.

           Accounts Receivable

At March 31, 2003, we had receivables of $83,057, net of a reserve for doubtful accounts of $37,037, as compared to $37,464 at December 31, 2002, net of a reserve of $37,037. This increase is primarily attributed to sales having increased compared to the last two months of last year.

            Accounts Payable

Accounts  payable were $1,444,765 at March 31, 2003 as compared to $1,359,723 at
December  31,  2002.  This  increase  is  primarily   attributed  to  additional
accounting and legal fees.

           Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $15,885,041 and a total stockholders' deficit of $4,278,836 at March 31, 2003. As of March 31, 2003, our monthly operating costs and interest expenses averaged approximately $245,000 per month.

Significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. At March 31, 2003, we were in default of notes payable whose principal amount, not including the amount owing to Abacas Ventures, Inc., was approximately $640,000. In addition, the principal amount of notes that either mature in 2003 or are payable on demand exceed $490,000.

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

In conjunction with our efforts to improve our results of operations, discussed above, on November 5, 2002, we entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with Cornell Capital Partners, LP, a private investor ("Cornell"). We subsequently terminated the Equity Line Agreement, and on April 8, 2003, we entered into an amended equity line agreement (the "Amended Equity Line Agreement") with Cornell. Under the Amended Equity Line Agreement, we have the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of our common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered. Cornell is required under the Amended Equity Line Agreement to tender the funds requested by us within two trading days after the five-trading-day period used to determine the market price.

Our issuances of shares of our common stock pursuant to the Amended Equity Line Agreement will serve to dilute the value of our common stock and existing shareholders' positions.

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

Item 3.  Evaluation of Disclosure Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls, or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

As of March 31, 2003, the Company had accrued liabilities in the amount of $2,039,690 for delinquent payroll taxes, including interest estimated at $327,064 and penalties estimated at $230,300. Of this amount, approximately $314,403 was due the State of Utah. During the first quarter of 2003, no payments were made to the State of Utah. Approximately $1,714,348 was owed to the Internal Revenue Service as of March 31, 2003. The required monthly payments were made during each of the three months during the first quarter of 2003. The Company is currently renegotiating the terms of the payment schedule with the Internal Revenue Service. Approximately $10,939 was owed to the State of Colorado as of March 31, 2003.

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

As of May 16, 2003, the Company was in default of its obligations under the settlement agreement with Sunborne, i.e., the total payment due thereunder had not been made, a registration statement with respect to the escrowed shares was not filed, and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. Accordingly, Sunborne has filed the Confession of Judgment and proceeded with execution thereon. The Company is currently negotiating with Sunborne in an attempt to settle the remaining obligation under the settlement agreement.

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

Christine Hindenes v. Racore Network, Inc., and CirTran Corporation, Superior Court of California, County of Santa Clara, Civil No. CV811051. Ms. Hindenes brought suit against the Company and Racore for unpaid wages seeking $40,516.44. The case has been sent to non-binding arbitration which will commence in May 2003. The parties are also negotiating settlement.

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

Item 2.      Changes in Securities

         Recent Sales of Unregistered Securities

Pursuant to the Amended Equity Line of Credit Agreement (discussed above), the Company will put to the Equity Line Investor, in lieu of repayment of amounts drawn on the Equity Line, shares of the Company's common stock. Although the Company plans to file a registration statement to register the resale by the Equity Line Investor of the shares put to it by the Company, the issuances of shares to the Company will be made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the shares will be issued to only one investor which has represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933.

Item 6.      Exhibits and Reports on Form 8-K

         Reports on Form 8-K: The following reports on Form 8-K were filed by us during the three-month period ended March 31, 2003:

          (i) Form 8-K/A filed March 21, 2003, to amend exhibits to a Current Report on Form 8-K originally filed December 31, 2002, setting forth terms of shares of stock issued in connection with release of claims against the Company.

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


                                     CIRTRAN CORPORATION

Date:   May 19, 2003                By: /s/ Iehab Hawatmeh
                                        President