Form 10QSB
period 2003-06-30
CIRTRAN CORP
filed 2003-08-14
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003
OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ -----

The number of shares outstanding of the registrant's common stock as of August 13, 2003: 276,345,310.


Transitional Small Business Disclosure Format (check one): Yes    NO  X
                                                               --     --

Table of Contents


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Balance Sheets as of June 30, 2003 (unaudited) and
         December 31, 2002                                                    3

         Statements of Operations for the Three and Six Months ended
         June 30, 2003 (unaudited) and 2002 (unaudited)                       4

         Statements of Cash Flows for the Six Months ended
         June 30, 2003 (unaudited) and 2002 (unaudited)                       5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                          6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 17

Item 3   Controls and Procedures                                              21

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    22

Item 2   Changes in Securities                                                27

Item 6   Exhibits and Reports on Form 8-K                                     27

Signatures                                                                    27

                       CIRTRAN CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                       June 30,    December 31,
                                                                           2003            2002
                                                                  ---------------  -------------

ASSETS
Current Assets
Cash and cash equivalents                                         $      45,526    $        500
Trade accounts receivable, net of allowance for doubtful
accounts of $37,037                                                      89,628          37,464
Inventory                                                             1,538,406       1,550,553
Other                                                                   102,322         100,189
                                                                  ---------------  -------------
Total Current Assets                                                  1,775,882       1,688,706
                                                                  ---------------  -------------

Property and Equipment, Net                                             713,239         865,898

Other Assets, Net                                                         6,390          12,236

Deferred Offering Costs                                                       -          13,475
                                                                  ---------------  -------------

Total Assets                                                      $   2,495,511    $  2,580,315
                                                                  ---------------  -------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                          $           -    $     19,531
Accounts payable                                                      1,499,474       1,359,723
Accrued liabilities                                                   3,354,683       3,030,970
Current maturities of long-term notes payable                         1,434,882       1,059,987
Notes payable to stockholders                                            31,550          20,376
Notes payable to related parties                                        788,742         688,742
                                                                  ---------------  -------------
Total Current Liabilities                                             7,109,331       6,179,329
                                                                  ---------------  -------------

Long-term notes payable, less current maturities                        134,722         295,083
                                                                  ---------------  -------------


Commitments

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 262,021,502 and 247,184,691
net of 3,000,000 shares held in treasury at no cost at                  262,022         247,185
June 30, 2003 and December 31, 2002, respectively
Additional paid-in capital                                           11,435,955      11,089,020
Accumulated deficit                                                 (16,446,519)    (15,230,302)
                                                                  ---------------  -------------
Total Stockholders' Deficit                                          (4,748,542)     (3,894,097)
                                                                  ---------------  -------------
Total Liabilities and Stockholders' Deficit                       $   2,495,511    $  2,580,315
                                                                  ---------------  -------------


                See accompanying notes to condensed consolidated
                             financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      For the Three Months Ended                For the Six Months Ended
                                                               June 30,                                 June 30,
                                                 --------------------------------------  ---------------------------------------
                                                              2003                2002                 2003                2002
                                                 ----------------------- --------------  --------------------  -----------------

Net Sales                                        $         416,762       $     972,018   $          686,536    $      1,613,348

Cost of Sales                                              271,211             957,395              456,927           1,376,511
                                                 ----------------------- --------------  --------------------  -----------------

Gross Profit                                               145,551              14,623              229,609             236,837
                                                 ----------------------- --------------  --------------------  -----------------

Operating Expenses
Selling, general and administrative expenses               584,045             362,982            1,139,599             883,590
Non-cash compensation expense                                    -                   -               72,500                   -
                                                 ----------------------- --------------  --------------------  -----------------
Total Operating Expenses                                   584,045             362,982            1,212,099             883,590
                                                 ----------------------- --------------  --------------------  -----------------

Loss From Operations                                      (438,494)           (348,359)            (982,490)           (646,753)
                                                 ----------------------- --------------  --------------------  -----------------

Other Income (Expense)
Interest                                                  (122,984)           (103,864)            (233,727)           (240,744)
Other, net                                                       -             152,675                    -             162,192
                                                 ----------------------- --------------  --------------------  -----------------
Total Other Expense, Net                                  (122,984)             48,811             (233,727)            (78,552)
                                                 ----------------------- --------------  --------------------  -----------------

Net Loss                                         $        (561,478)      $    (299,548)  $       (1,216,217)   $       (725,305)
                                                 ----------------------- --------------  --------------------  -----------------

Basic and diluted loss per common share          $           (0.00)      $       (0.00)  $            (0.00)   $          (0.00)
                                                 ----------------------- --------------  --------------------  -----------------
Basic and diluted weighted-average
common shares outstanding                              256,305,246         209,272,191          253,676,241         205,948,269
                                                 ----------------------- --------------  --------------------  -----------------


                See accompanying notes to condensed consolidated
                             financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





For the Six Months Ended June 30,                                                             2003                    2002
                                                                                --------------------    -------------------

Cash flows from operating activities
Net loss                                                                        $       (1,216,217)     $         (725,305)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                              157,154                 256,133
Provision for loss on trade receivables                                                          -                    (138)
Cash paid for settlement of litigation                                                           -                 (25,000)
Non-cash compensation expense                                                               72,500                       -
Payments made on behalf of the Company
as settlement of a sublease agreement                                                            -                (152,500)
Changes in assets and liabilities:
Trade accounts receivable                                                                  (52,164)               (474,345)
Inventories                                                                                 12,147                  24,065
Prepaid expenses and other assets                                                            3,713                 (21,001)
Accounts payable                                                                           187,312                 (45,501)
Accrued liabilities                                                                        455,767                 244,940
                                                                                --------------------    -------------------

Total adjustments                                                                          836,429                (193,347)
                                                                                --------------------    -------------------

Net cash used in operating activities                                                     (379,788)               (918,652)
                                                                                --------------------    -------------------

Cash flows from investing activities
Purchase of property and equipment                                                          (4,495)                 (1,652)
                                                                                --------------------    -------------------

Net cash used in investing activities                                                       (4,495)                 (1,652)
                                                                                --------------------    -------------------

Cash flows from financing activities
Decrease in checks written in excess of cash in bank                                       (19,531)                (31,624)
Payments for deferred offering costs                                                       (30,753)                      -
Proceeds from notes payable to stockholders                                                107,725
Payments on notes payable to stockholders                                                  (96,551)               (140,125)
Proceeds from notes payable                                                                240,000                 655,000
Principal payments on notes payable                                                        (59,081)               (297,946)
Proceeds from notes payable to related parties                                             100,000                       -
Proceeds from exercise of options and warrants to purchase
common stock                                                                               187,500                 235,000
Proceeds from issuance of common stock                                                           -                 500,000
                                                                                --------------------    -------------------

Net cash provided by financing activities                                                  429,309                 920,305
                                                                                --------------------    -------------------

Net increase in cash and cash equivalents                                                   45,026                       1

Cash and cash equivalents at beginning of year                                                 500                     499
                                                                                --------------------    -------------------

Cash and cash equivalents at end of year                                        $           45,526      $               500
                                                                                --------------------    -------------------

                See accompanying notes to condensed consolidated
                             financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONTINUED)


                                                                                       For the Six             For the Six
                                                                                      Months Ended            Months Ended
                                                                                          June 30,                June 30,
                                                                                     ---------------------   --------------
                                                                                              2003                    2002
                                                                                     ---------------------   --------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                                             $      85,804           $     112,905

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations                      $      47,561           $     345,263
Common stock issued for notes payable to stockholders                                $           -           $   1,250,000
Common stock issued for notes payable                                                $           -           $   1,499,090
Legal fees to be paid on behalf of lender                                            $           -           $     120,000
Accrued interest converted to notes payable                                          $      32,054           $           -
Stock options exercised for settlement of accrued interest
and accrued compensation                                                             $      90,000           $           -
Common stock issued for accrued compensation                                         $      10,000           $           -






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

Stock-Based Compensation -- At June 30, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 7. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the six months ended June 30, 2003 and 2002, the Company recognized compensation expense relating to stock options and warrants of $72,500 and $0, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

Six Months Ended June 30,                                                    2003                2002
                                                                     -----------------  --------------
Net loss, as reported                                                $ (1,216,217)      $    (725,305)
Add:  Stock-based employee compensation
expense included in net loss                                               72,500                   -
Deduct:  Total stock-based employee compensation
expense determined under fair value based
method for all awards                                                    (199,528)            (88,009)
                                                                     -----------------  --------------

Pro forma net loss                                                   $ (1,343,245)      $    (813,314)
                                                                     -----------------  --------------

Basic and diluted loss per common share as reported                  $      (0.00)      $       (0.00)
                                                                     -----------------  --------------

Basic and diluted loss per common share pro forma                    $      (0.01)      $       (0.00)
                                                                     -----------------  --------------


Three Months Ended June 30,                                                  2003                2002
                                                                     -----------------  --------------
Net loss, as reported                                                $   (561,478)      $    (299,548)
Deduct:  Total stock-based employee compensation
expense determined under fair value based
method for all awards                                                     (57,863)                  -
                                                                     -----------------  --------------

Pro forma net loss                                                   $   (619,341)      $    (299,548)
                                                                     -----------------  --------------

Basic and diluted loss per common share as reported                  $      (0.00)      $       (0.00)
                                                                     -----------------  --------------

Basic and diluted loss per common share pro forma                    $      (0.00)      $       (0.00)
                                                                     -----------------  --------------

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $1,216,217 and $2,149,810 for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively. As of June 30, 2003 and December 31, 2002, the Company had an accumulated deficit of $16,446,519 and $15,230,302, respectively, and a total stockholders' deficit of $4,748,542 and $3,894,097, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $378,788 and $1,142,148 for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively.

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

During 2002, the Company entered into agreements whereby the Company has issued common stock to certain principals of Abacas Ventures, Inc. ("Abacas") in exchange for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. As discussed in Note 5, the Company has entered into an equity line of credit agreement with a private investor. Realization of any additional proceeds under the equity line of credit is not assured.

NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholder Notes Payable --The Company had amounts due to stockholders from two separate notes. The balance due to stockholders at June 30, 2003 and December 31, 2002, was $31,500 and $20,376, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent. Unpaid accrued interest was $5,247and $2,378 at June 30, 2003 and December 31, 2002, respectively, and is included in accrued liabilities. These notes are due on demand.

Related Party Notes Payable --During 2002, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the six ended June 30, 2003, the Company was advanced $100,000. The outstanding balance on the bridge loan was $788,742 as of June 30, 2003. The total accrued interest owed to Abacas on the bridge loan was $160,335 as of June 30, 2003 and is included in accrued liabilities.

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

Litigation - During 2000, the Company settled a lawsuit filed by a vendor by issuing 5,281,050 shares of the Company's common stock valued at $324,284, paying $83,000 in cash and issuing two notes payable totaling $239,000. During 2002, the vendor filed a confession of judgement claiming that the Company defaulted on its agreement and claims the 2000 lawsuit was not properly satisfied. At December 31, 2002, the Company owed $60,133 of principal under the terms of the remaining note payable. The Company denies the vendor's claims and intends to vigorously defend itself against the confession of judgment.

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

During 2002, a vendor of the Company filed a lawsuit that seeks payment in the amount of $31,745 for the cost of goods provided to the Company. The Company has entered into a settlement with the vendor that will allow the Company to pay the entire balance over three years. This amount has been reclassified as a note payable.

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

Accrued Payroll Tax Liabilities -- As of June 30, 2003, the Company had accrued liabilities in the amount of $2,074,134 for delinquent payroll taxes, including interest estimated at $349,298 and penalties estimated at $230,927. Of this amount, approximately $321,828 was due the State of Utah. During the first quarter of 2003, no payments were made to the State of Utah. During the second quarter of 2003, partial payments were made to the State of Utah. Approximately $1,741,367 was owed to the Internal Revenue Service as of June 30, 2003. The required monthly payments were made during the six months ended June 30, 2003. The Company is currently renegotiating the terms of the payment schedule with the Internal Revenue Service. Approximately $10,939 was owed to the State of Colorado as of June 30, 2003.

Deferred Compensation to Officers -- Certain officers of the Company have deferred $152,500 of salary during the six months ended June 30, 2003. The total amount of salary deferred by these officers as of June 30, 2003 is $310,240 and is included in accrued liabilities.

NOTE 5 - STOCKHOLDER'S EQUITY

Common Stock Issuance -- During June 2003, the Company issued 500,000 shares of restricted common stock to a relative of a director for $10,000 of accrued compensation owed to the director. The $0.02 cost per share was equal to the market value of the Company's stock on the date the shares were issued.

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

In order to facilitate the issuance of shares of common stock to the Equity Line Investor, the Company placed 10,000,000 shares of common stock into an escrow account held by its transfer agent. All shares issued to the Equity Line Investor are to be issued from these escrowed shares.
In connection with the Equity Line Agreement, the Company issued 2,562,500 shares of the Company's common stock as placement shares at no cost in 2002. The Company also granted registration rights to the Equity Line Investor, in connection with which the Company has filed a registration statement and had it declared effective by the Securities and Exchange Commission. During the six months ended June 30, 2003, the Company issued 2,836,811 shares of common stock from the escrowed shares under the Equity Line Agreement for proceeds of $46,000, which was offset by prior offering costs of $44,228.

During July 2003, the Company placed an additional 10,000,000 common shares in escrow to fund conversions related to the Equity Line Agreement and issued 8,323,808 shares of common stock from the escrowed shares under the Equity Line Agreement for proceeds of $92,000.

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

During May 2003, the Company granted options to purchase 2,500,000 shares of common stock to certain employees of the Company and options to purchase 4,500,000 shares of common stock to members of the board of directors pursuant to the 2002 Plan. These options vested on the date of grant. The related exercise price was $0.02 per share for employee options and for options to members of the board of directors. The market value of the common stock on the grant date was $0.02, which resulted in no non-cash compensation. The options are exercisable through May 2008. All employee options granted were exercised for cash of $50,000. 1,500,000 of the options issued to directors were exercised for $20,000 of accrued interest to directors and $10,000 of accrued compensation. There were 3,000,000 options outstanding to members of the board of directors at June 30, 2003. The Company estimated the fair value of the employee and director stock options at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes model to determine the fair value of the employee and director options to purchase a share of common stock of $0.02: risk-free interest rate of
2.35 percent, dividend yield of 0 percent, volatility of 343 percent, and expected lives of 0.10 years.

NOTE 7 - NOTES PAYABLE
During June 2003, the Company issued a $230,000 note payable to the Equity Line Investor for $200,000 cash and $30,000 in fees and offering costs. The note is due seventy days after issuance and bears no interest. Because of the short term of the note, no interest rate has been imputed. Should the Company fail to pay the note in full, within seventy days; the note will accrue interest at 24% per annum. The Company will use proceeds from the Equity Line Agreement to pay the balance due. As of June 30, 2003, the Company made principal payments of $46,000, leaving an unpaid balance of $184,000.


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

June 30, 2003                                  Electronics Assembly      Ethernet Technology               Total
                                               -----------------------   --------------------    ----------------

Sales to external customers                    $            552,442      $           134,094     $       686,536
Intersegment sales                                           52,242                        -              52,242
Segment loss                                             (1,137,551)                 (78,666)         (1,216,217)
Segment assets                                            2,252,257                  243,254           2,495,511
Depreciation and amortization                               154,354                    2,800             157,154

June 30, 2002
                                               -----------------------   --------------------    ----------------

Sales to external customers                    $          1,225,225      $           388,123     $     1,613,348
Intersegment sales                                          161,553                        -             161,553
Segment loss                                               (647,307)                 (77,998)           (725,305)
Segment assets                                            3,169,357                  330,993           3,500,350
Depreciation and amortization                               245,663                   10,470             256,133

                                                                                             June 30,

                                                                             -------------------------------------
Sales                                                                            2003                      2002
                                                                             ------------------  -----------------
Total sales for reportable segments                                          $   738,778              $ 1,774,901
Elimination of intersegment sales                                                (52,242)                (161,553)
                                                                             ------------------  -----------------
Consolidated net sales                                                         $ 686,536              $ 1,613,348
                                                                             ------------------  -----------------

Net Loss
                                                                             ------------------  -----------------
Net loss for reportable segments                                             $(1,216,217)             $  (725,305)
Elimination of intersegment losses                                                     -                        -
                                                                             ------------------  -----------------
Consolidated net loss                                                        $(1,216,217)             $  (725,305)
                                                                             ------------------  -----------------


                                                                                June 30,             December 31,
Total Assets                                                                        2003                     2002
                                                                             ------------------  -----------------
Total Assets for reportable segments                                         $ 2,495,511              $ 2,580,315
Elimination of intersegment amounts                                                    -                        -
                                                                             ------------------  -----------------
Consolidated  total assets                                                   $ 2,495,511              $ 2,580,315
                                                                             ------------------  -----------------



                            NOTE 9 -SUBSEQUENT EVENTS

During July 2003, the Company granted options to purchase 6,000,000 shares of common stock to certain employees of the Company pursuant to the 2002 Plan. These options vested on the date of grant. The related exercise price was $0.005 and $0.01 per share. The market value of the common stock on the grant date was $0.01, which resulted in non-cash compensation of $25,000. The options are exercisable through July 2008. The Company estimated the fair value of the stock options at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes model to determine the fair value of the options to purchase a share of common stock of

$0.004 and $0.006: risk-free interest rate of 2.65 percent, dividend yield of 0 percent, volatility of 338 percent, and expected lives of 0.10 years. Employees exercised 6,000,000 of these options for $35,000 of cash.

Also in July 2003, the Company issued an additional 10,000,000 shares to escrow for future funding of the equity line of credit agreement (see Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Managements' Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

         Inventories
Inventories are stated at the lower of average cost or market value. Costs include labor, material, and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory, and finished goods inventory. Indirect overhead costs have been charged to cost of sales or capitalized as inventory based on management's estimate of the benefit of indirect manufacturing costs to the manufacturing process.

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

We lease approximately 40,000 square feet of office and manufacturing space in West Valley City, Utah, at a monthly lease rate of approximately $16,000. The lease is renewable in November of 2006 for two additional ten-year periods. This facility serves as our principal offices and manufacturing facility and is leased from I&R Properties, LLC, a company owned and controlled by individuals who are officers, directors, and principal stockholders of the company. We believe our lease for the facility is on commercially reasonable terms.

Management believes that each of the related party transactions were as fair to the Company as could have been made with unaffiliated third parties.

Results of Operations - Comparison of Periods Ended June 30, 2003 and 2002

         Sales and Cost of Sales

Net sales decreased significantly to $416,762 for the three-month period ended June 30, 2003, as compared to $972,018 during the same period in 2002. Cost of sales decreased by 71.7%, from $957,395 during the three-month period ended June 30, 2003, to $271,211 during the same period in 2003. Our gross profit margin for the three-month period ended June 30, 2003, was 34.9%, up from 1.5% for the same period in 2002. The large increase in the gross profit margin is attributed to our selling more consigned products than turkey products, and doing more higher margin lower quantity products. Though we sustained decreased sales for the three-month period ended June 30, 2003, compared to the same period in 2002, we were able to increase our gross profit margin.

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at June 30, 2003, was $1,538,406, as compared to $1,550,553 at December 31, 2002. The decrease in inventory is negligible.

         Selling, General and Administrative Expenses

During the quarter ended June 30, 2003, selling, general and administrative expenses were $584,045 versus $362,982 for 2002, a 60.9% increase. The increase is substantially the result of our increase in legal fees for the equity line and also the result of additional travel expenses for the sales staff in our effort to aggressively market our products during a period of economic downturn.

         Interest Expense

Interest expense for quarter ended June 30, 2003, was $122,984 as compared to $103,864 for 2002, an increase of 18.4%. This increase is primarily attributable to an increase in debt which was attributed to the increase in notes payable and an increase in interest rates. As of June 30, 2003, and December 31, 2002, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,074,134 and $2,029,626, respectively.

As a result of the above factors, our overall net loss increased 87.4% to $561,478 for the quarter ended June 30, 2003, as compared to $299,548 for the quarter ended June 30, 2002 and 67.7% to $1,216,217 for the six months ended June 30, 2003, as compared to $725,305 for the same period in 2002.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $16,446,519 at June 30, 2003, and $15,230,302 at December 31, 2002. Our net operating loss for the quarter ending June 30, 2003, was $561,478, compared to $299,548 for the quarter ended June 30, 2002. Our current liabilities exceeded our current assets by $5,333,449 as of June 30, 2003, and $4,490,623 as of December 31, 2002. The increase in the difference is mostly attributed to increasing account payables, notes payable, and accrued liabilities. For the six months ended June 30, 2003 and 2002, we had negative cash flows from operations of $379,788 and $918,652, respectively.

         Cash

We had cash on hand of $45,526 at June 30, 2003, and $500 at December 31, 2002.

Net cash used in operating activities was $379,788 for the six months ended June 30, 2003. During 2003, net cash used in operations was primarily attributable to $1,216,217 in net losses from operations, partially offset by non-cash charges, increases in accrued liabilities of $455,767 and in increases to trades accounts payable of $187,312, and in a decrease to inventories of $12,147. The non-cash charges were for depreciation and amortization of $157,154 and non-cash compensation expense of $72,500.

Net cash used in investing activities during the six months ended June 30, 2003, consisted of equipment purchases of $4,495.

Net cash provided by financing activities was $429,309 during the six months ended June 30, 2003. Principal sources of cash were proceeds of $100,000 from notes payable to related parties, proceeds from notes payable of $240,000 and proceeds from the exercise of options to purchase common stock of $187,500.

         Accounts Receivable

At June 30, 2003, we had receivables of $89,628, net of a reserve for doubtful accounts of $37,037, as compared to $37,464 at December 31, 2002, net of a reserve of $37,037. This increase is primarily attributed to sales having increased compared to the last two months of last year.

          Accounts Payable

Accounts payable were $1,499,474 at June 30, 2003, as compared to $1,359,723 at December 31, 2002. This increase is primarily attributed to additional accounting and legal fees.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $16,446,519 and a total stockholders' deficit of $4,748,542 at June 30, 2003. As of June 30, 2003, our monthly operating costs and interest expenses averaged approximately $230,000 per month.

Significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. At June 30, 2003, we were in default of notes payable whose principal amount, not including the amount owing to Abacas Ventures, Inc., was approximately $685,000. In addition, the principal amount of notes that either mature in 2003 or are payable on demand was approximately $630,000.

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

Subsequent to our acquisition of Circuit in July 2000, we took steps to increase the marketability of our shares of common stock and to make an investment in our company by potential investors more attractive. These efforts consisted primarily of seeking to become current in our filings with the Securities and Exchange Commission and of seeking approval for quotation of our stock on the NASD Over the Counter Electronic Bulletin Board. NASD approval for quotation of our stock on the Over the Counter Electronic Bulletin Board was obtained in July 2002.

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

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

As of June 30, 2003, the Company had accrued liabilities in the amount of $2,074,134 for delinquent payroll taxes, including interest estimated at $349,298 and penalties estimated at $230,927. Of this amount, approximately $321,828 was due the State of Utah. During the first quarter of 2003, no payments were made to the State of Utah. During the second quarter of 2003, partial payments were made to the State of Utah. Approximately $1,741,367 was owed to the Internal Revenue Service as of June 30, 2003. The required monthly payments were made during each of the three months during the first quarter of 2003. The Company is currently renegotiating the terms of the payment schedule with the Internal Revenue Service, discussed more fully below under the heading "Internal Revenue Service." Approximately $10,939 was owed to the State of Colorado as of March 31, 2003.

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

     Christine Hindenes v. Racore Network, Inc., and CirTran Corporation, Superior Court of California, County of Santa Clara, Civil No. CV811051. Ms. Hindenes brought suit against the Company and Racore for unpaid wages seeking $40,516.44. The Company and Racore are defending these claims. The parties are also conducting settlement negotiations.

     Infineon Technologies North America Corp. adv. Circuit Technology, Inc. et al., Case No. CV 792634, Superior Court of the State of California, County of Santa Clara. Judgment was entered against Circuit Technology, Inc., on March 12, 2002, in the amount of $181,342.15. As of March 25, 2003, we are not aware of any collection efforts made by Infineon.

     John J. La Porta v. Circuit Technology, Inc. et al., Case No. 010900785, Third Judicial District Court, Salt Lake Department, Salt Lake County, State of Utah. Mr. La Porta filed suit on or about January 23, 2001, seeking to recover the principal sum of $135,941 plus interest on a promissory note given by Racore Technology Corp. Mr. La Porta claims that the Company is a guarantor of the promissory note and the Company should be held liable because of Racore's default on the note. The Company and Racore are defending these claims and are also negotiating settlement.

         Molex has notified the Company that it believes it has a claim against the Company in the amount of $90,000.00 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company is reviewing its records in an effort to confirm the validity of the claims and has been involved in settlement negotiations.

         Orbit Systems, Inc. adv. Circuit Technology, Inc. et al, Case No. 010100050DC, Third Judicial District Court, West Valley City Department, Salt Lake County, State of Utah. Orbit filed suit on January 4, 2001, seeking to recovery $173,310 for the costs of goods that Orbit claims the Company was under contract to purchase. The Company entered into a settlement agreement with Orbit and has performed all its obligations under the agreement. Orbit has made demand for an additional payment of approximately $600. The Company believes it has no obligation to pay this amount. The Company will seek to enforce the parties' settlement agreement if Orbit continues to demand this additional payment.

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

         University of Utah v. CirTran Corporation, Third District Court, Salt Lake County, Civil No. 020900494 . The University of Utah filed a claim against the Company on January 18, 2002, seeking $37,473.10 in damages. Summary judgment was entered against the Company. The Company is making payments pursuant to a settlement agreement.

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

         Internal Revenue Service. The Internal Revenue Service has notified the Company that the Company owes approximately $2.0 million in employee payroll taxes. The Company is reviewing its records in an effort to confirm the validity of the claims and has been involved in settlement negotiations. The Company recently made an offer to enter into an installment agreement, whereby the Company would pay $30,000 per month. The Service rejected the Company's offer. On August 6, 2003, the Company appealed the rejection to the Internal Revenue Service Office of Appeals, and has requested a due process hearing on the matter. No hearing date has been set.

         Dickson Circuits USA, Third District Court, Sandy Department, Civil No. 030401796. Dickson Circuits filed suit against the Company in the amount of $31,744.64 for the cost of goods and services provided to the Company for the Company's use and benefit. The Company has entered into a settlement agreement with Dickson Circuits, whereby the Company will make monthly payments of approximately $1,500 over the course of three years.

         Cardio Pulmonary Technologies, Inc., vs. Patrick M. Volz, Peripheral Systems, Inc., and CirTran Corporation, Civil No. 03090501B, Third Judicial District Court, Salt Lake County, State of Utah. On April 4, 2003, suit was brought against the Company and two other named defendants by plaintiff Cardio Pulmonary Technologies ("CPT"), alleging a breach of contract between CPT and the other two named defendants. Plaintiff's claims against the Company arise out of an alleged breach of an alleged agreement between the Company and Peripheral

Systems, Inc. The Company has answered the Complaint, and intends to defend vigorously against these claims.

Item 2.      Changes in Securities

         Recent Sales of Unregistered Securities

Pursuant to the Amended Equity Line of Credit Agreement (discussed above), the Company will put to the Equity Line Investor, in lieu of repayment of amounts drawn on the Equity Line, shares of the Company's common stock. Although the Company has filed a registration statement to register the resale by the Equity Line Investor of the shares put to it by the Company, the issuances of shares to the Company will be made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the shares will be issued to only one investor which has represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. Through August 13, 2003, the company has issued 11,160,619 shares of common stock to the Equity Line Investor in connection with draws on the Equity Line.

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

         Exhibits:

     31   Certifications

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CIRTRAN CORPORATION

Date:   August 14, 2003               By: /s/ Iehab J. Hawatmeh
                                          President