Form 10QSB
period 2003-09-30
CIRTRAN CORP
filed 2003-11-12
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003
OR

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

The number of shares outstanding of the registrant's common stock as of November 6, 2003: 310,104,453.


Transitional Small Business Disclosure Format (check one): Yes ______   NO  X
                                                                            --

Table of Contents


                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Balance Sheets as of September 30, 2003, (unaudited) and           3
         December 31, 2002

         Statements of Operations for the Three and Nine Months ended       4
         September 30, 2003, (unaudited) and 2002 (unaudited)

         Statements of Cash Flows for the Nine Months ended                 5
         September 30, 2003, (unaudited) and 2002 (unaudited)

         Notes to Condensed Consolidated Financial Statements               7
         (unaudited)

Item 2   Management's Discussion and Analysis of or Plan of Operation      17

Item 3   Evaluation of Controls and Procedures                             21

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 22

Item 2   Changes in Securities                                             27

Item 6   Exhibits and Reports on Form 8-K                                  28

Signatures                                                                 28

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as
Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Stock-Based Compensation -- At September 30, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 6. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the nine months ended September 30, 2003 and 2002, the Company recognized compensation expense relating to stock options and warrants of $97,500 and $25,000, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Nine Months Ended September 30,                                           2003              2002
                                                                    ----------------  ----------------
Net loss, as reported                                               $  (1,941,075)    $    (1,299,837)
Add:  Stock-based  compensation expense
included in net loss                                                       99,725              25,000
Deduct:  Total stock-based compensation
expense determined under fair value based
method for all awards                                                    (274,167)           (142,116)
                                                                    ----------------  ----------------

Pro forma net loss                                                  $  (2,115,517)    $    (1,416,953)
                                                                    ----------------  ----------------

Basic and diluted loss per common share as reported                 $       (0.01)    $         (0.01)
                                                                    ----------------  ----------------

Basic and diluted loss per common share pro forma                   $       (0.01)    $         (0.01)
                                                                    ----------------  ----------------

Three Months Ended September 30,                                             2003                2002
                                                                    ----------------  ----------------
Net loss, as reported                                               $    (724,858)    $      (574,532)
Add:  Stock-based compensation expense
included in net loss                                                       27,225              25,000
Deduct:  Total stock-based compensation
expense determined under fair value based
method for all awards                                                     (74,639)            (54,107)
                                                                    ----------------  ----------------

Pro forma net loss                                                  $    (772,272)    $      (603,639)
                                                                    ----------------  ----------------

Basic and diluted loss per common share as reported                 $       (0.00)    $         (0.00)
                                                                    ----------------  ----------------

Basic and diluted loss per common share pro forma                   $       (0.00)    $         (0.00)
                                                                    ----------------  ----------------




NOTE 2 - BUSINESS CONDITION

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $1,941,077 and $2,149,810 for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively. As of September 30, 2003 and December 31, 2002, the Company had an accumulated deficit of $17,171,375 and $15,230,302, respectively, and a total stockholders' deficit of $5,047,404 and $3,894,097, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $723,592 and $1,142,148 for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

The Company conducts a substantial portion of its operations utilizing leased facilities consisting of a warehouse and a manufacturing plant from a related party. In 1998 the related party entered into two promissory notes secured by the deeds of trust on the property leased to the Company. In August 2003, the related party defaulted on the notes and the property was sold under the first of the two deeds of trust. The Company has been served a notice of unlawful detainer and was to vacate the property by September 30, 2003. The Company has received an extension to file its response until November 21, 2003 and may occupy the property until notified otherwise subsequent to filing their response. The Company is currently negotiating with an unrelated party to have the unrelated party purchase the property from the current property owner. The Company does not yet have arrangements in place for new facilities, should these negotiations fail.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Since February of 2000, the Company has operated without an operating line of credit with a bank. Many of the Company's vendors stopped credit sales of components used by the Company to manufacture products, and as a result, the Company converted certain of its turnkey customers to customers that provide consigned components to the Company for production.

In addition, the Company is a defendant in numerous legal actions (see Note 4). These matters may have a material impact on the Company's financial position, although no assurance can be given regarding the effect of these matters in the future.

In view of the matters described in the preceding paragraphs, there is substantial doubt about the Company's ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

During 2002, the Company entered into agreements whereby the Company has issued common stock to certain principals of Abacas Ventures, Inc. ("Abacas") in exchange for a portion of the debt. (See Note 3) The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. As discussed in
Note 5, the Company has entered into an equity line of credit agreement with a private investor. Realization of any additional proceeds under the equity line of credit is not assured.

NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholder Notes Payable --The Company had amounts due to stockholders from two separate notes. The balance due to stockholders at September 30, 2003 and December 31, 2002, was $42,215 and $20,376, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent. Unpaid accrued interest was $8,084 and $2,378 at September 30, 2003 and December 31, 2002, respectively, and is included in accrued liabilities. These notes are due on demand.

Related Party Notes Payable --During 2002, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the nine months ended September 30, 2003, the Company was advanced $100,000. The outstanding balance on the bridge loan was $788,742 as of September 30, 2003. The total accrued interest owed to Abacas on the bridge loan was $204,660 as of September 30, 2003 and is included in accrued liabilities.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation -- During January 2002, the Company settled a lawsuit that had alleged a breach of facilities sublease agreement involving facilities located in Colorado. The Company's liability in this action was originally estimated to range up to $2.5 million. The Company had filed a counter suit in the same court for an amount exceeding $500,000 for missing equipment.

Effective January 18, 2002, the Company entered into a settlement agreement which required the Company to pay the plaintiff the sum of $250,000. Of this amount, $25,000 was paid upon execution of the settlement, and the balance, together with interest at 8% per annum, was payable by July 18, 2002. The remaining $225,000 was recorded as a note payable. As security for payment of the balance, the Company executed and delivered to the plaintiff a Confession of Judgment and also issued 3,000,000 shares of common stock, which are currently held in escrow and have been treated as treasury stock recorded at no cost. The fair value of the 3,000,000 shares was less than the carrying amount of the note payable. Because 75 percent of the balance had not been paid by May 18, 2002, the Company was required to prepare and file with the Securities & Exchange Commission, at its own expense, a registration statement with respect to the escrowed shares. The remaining balance has not been paid, and the registration statement with respect to the escrowed shares has not been declared effective and the Company has not replaced the escrowed shares with registered free-trading shares pursuant to the terms of the settlement agreement; therefore, the plaintiff filed the Confession of Judgment and proceeded with execution thereon. The Company is currently negotiating with the plaintiff to settle this obligation without the release of the shares held in escrow.

In connection with a separate sublease agreement of these facilities, the Company received a settlement from the sublessee during May 2002, in the amount of $152,500, which has been recorded as other income. The Company did not receive cash from this settlement, but certain obligations of the Company were paid directly. $109,125 of the principal balance of the note related to the settlement mentioned above was paid leaving a principal balance of $115,875. Also, $7,000 was paid to the Company's legal counsel as a retainer for future services. The remaining $36,375 was paid to the above mentioned plaintiff as a settlement of rent expense.

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

During September 2003, a medical provider obtained a summary judgement against the Company in the amount of $62,226 related to medical services provided to an employee of the Company. This amount included actual damages, interest and attorney fees. The Company entered into a settlement with the provider that requires the Company to make monthly payments of $5,185. The Company is current

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


on its monthly payments and owes $57,040 as of September 30, 2003 which is included in notes payable.


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

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

Additionally, in connection with the Company's entering into an Equity Line of Credit Agreement (described in Note 5), the Company granted to the Equity Line Investor (the "Equity Line Investor") registration rights, in connection with which the Company is required to file a registration statement covering the resale of shares put to the Equity Line Investor under the equity line. The Company is also required to keep the registration statement effective until two years following the date of the last advance under the equity line. The Company has filed the registration statement and had it declared effective by the Securities and Exchange Commission.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Accrued Payroll Tax Liabilities -- As of September 30, 2003, the Company had accrued liabilities in the amount of $2,096,935 for delinquent payroll taxes, including interest estimated at $371,385 and penalties estimated at $230,927. Of this amount, approximately $325,528 was due the State of Utah. During 2002, the Company negotiated a monthly payment schedule of $4,000 which did not provide for the forgiveness of any taxes, penalties or interest. During the first quarter of 2003, no payments were made to the State of Utah. During the second quarter of 2003, partial payments were made to the State of Utah. All payments were made to the State of Utah during the third quarter of 2003. Approximately $1,760,469 was owed to the Internal Revenue Service as of September 30, 2003. During 2002, the Company negotiated a payment schedule with respect to this amount, pursuant to which monthly payments of $25,000 were required. The required monthly payments were made during the nine months ended September 30, 2003. The Company is currently renegotiating the terms of the payment schedule with the Internal Revenue Service. Approximately $10,938 was owed to the State of Colorado as of September 30, 2003.

Deferred Compensation to Officers -- Certain officers of the Company have deferred $224,615 of salary during the nine months ended September 30, 2003. The total amount of salary deferred by these officers as of September 30, 2003 is $382,355 and is included in accrued liabilities.

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

In order to facilitate the issuance of shares of common stock to the Equity Line Investor, the Company placed 50,000,000 shares of common stock into an escrow account held by its transfer agent. All shares issued to the Equity Line Investor are to be issued from these escrowed shares.

In connection with the Equity Line Agreement, the Company issued 2,562,500 shares of the Company's common stock as placement shares at no cost in 2002. The Company also granted registration rights to the Equity Line Investor, in connection with which the Company has filed a registration statement and had it declared effective by the Securities and Exchange Commission.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


In order to facilitate the Company's receiving cash proceeds in excess of the single draw limit of $85,000, the Company has entered into a series of note payable agreements with the Equity Line Investor. Rather than receiving cash for each individual put, the proceeds are used to pay down the note payable to the Equity Line Investor. Because the number of share to be issued is determined based upon the stock price within five days of actual issuance, the shares are deemed to be issued at market and there is no beneficial conversion feature.

During the nine months ended September 30, 2003, the Company issued $630,000 of notes payable to the Equity Line Investor for $552,350 cash and $77,650 in fees and offering costs. The notes are due seventy days after issuance and bear no interest. Because of the short term of the notes, no interest rate has been imputed. Should the Company fail to pay the notes in full, within seventy days; the notes will accrue interest at 24% per annum. The Company will use proceeds from the Equity Line Agreement to pay the balance due.

During the nine months ended September 30, 2003, the Company issued 24,797,126 shares of common stock from the escrowed shares under the Equity Line Agreement in lieu of payments of $330,000 on notes payable, which was offset by prior offering costs of $44,228, leaving a balance at September 30, 2003 of $300,000.

During October 2003, the Company placed an additional 20,000,000 common shares in escrow to fund conversions related to the Equity Line Agreement and issued 12,973,136 shares of common stock from the escrowed shares under the Equity Line Agreement as not payable payments of $300,000.

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

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

During the third quarter, the Company granted options to purchase 15,250,000 shares of common stock to certain employees of the Company pursuant to the 2002 Plan. These options vested on the date of grant. The related exercise price was $0.005 to $0.143 per share. The market value of the common stock on the grant dates was $0.01, which resulted in non-cash compensation of $25,000. The options are expire from July 2008 to September 2008. The Company estimated the fair value of the employee stock options at the grant dates using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes model to determine the fair value of the employee options to purchase a share of common stock of $0.00 to $0.009: risk-free interest rate of
2.65 to 3.63 percent, dividend yield of 0 percent, volatility of 331 to 343 percent, and expected lives of 0.10 years.

During the nine months ended September 30, 2003, 18,000,000 of the options issued to employees and 5,500,000 of the options issued to directors were exercised for $262,500 of cash, $95,000 of accrued interest and $35,000 of accrued compensation. There were 5,250,000 and 1,000,000 options outstanding that have been granted to employees and members of the board of directors, respectively, at September 30, 2003.

During September 2003, the Company granted options to purchase 250,000 shares of common stock to consultants pursuant to the 2002 Plan for services related to marketing the Company's products. These options vested on the date of grant. The related exercise price was $0.0001 per share. The market value of the common stock on the grant date was $0.009, which resulted in advertising expense of $2,225. The consultants exercised the 249,500 of the options for cash proceeds of $25. The remaining 500 options are exercisable through September 2008. The Company estimated the fair value of the stock options at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes model to determine the fair value of the options to purchase a share of common stock of $0.009: risk-free interest rate of 3.63 percent, dividend yield of 0 percent, volatility of 332 percent, and expected lives of 0.10 years.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2003, the Company had granted 5,000,000 more options under the 2002 Plan than were available under that plan. Subsequent to the end of the third quarter, the Company rescinded the grant of those options through agreements with three option holders.

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

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                           September 30,
                                          -------------------------------------------------------------------------------
                                                   2003                2002                2003                2002
                                          ---------------------  -------------------  ------------------  ---------------

Revenues
                                          ---------------------  -------------------  ------------------  ---------------
Electronics Assembly                      $           255,990    $        340,267     $       860,674     $    1,727,045
Ethernet Technology                                    24,697              45,386             158,791            433,509
Elimination of intersegment sales                     (13,193)            (17,898)            (65,435)          (179,451)
                                          ---------------------  -------------------  ------------------  ---------------
Consolidated revenues                     $           267,494    $        367,755     $       954,030     $    1,981,103
                                          ---------------------  -------------------  ------------------  ---------------


Net Loss
                                          ---------------------  -------------------  ------------------  ---------------
Electronics Assembly                      $          (663,068)   $       (509,937)    $    (1,800,619)    $   (1,157,244)
Ethernet Technology                                   (61,790)            (64,595)           (140,456)          (142,593)
Elimination of intersegment losses                          -                   -                   -                  -
                                          ---------------------  -------------------  ------------------  ---------------
Consolidated net loss                     $          (724,858)   $       (574,532)    $    (1,941,075)    $   (1,299,837)
                                          ---------------------  -------------------  ------------------  ---------------




NOTE 8 -SUBSEQUENT EVENTS

During October 2003, an employee exercised 900,000 options to purchase shares of common stock for cash proceeds of $9,000.

Also in October 2003, the Company issued an additional 20,000,000 shares to escrow for future funding of the equity line of credit agreement (see Note 5).

As of September 30, 2003, the Company had granted 5,000,000 more options under the 2002 Plan than were available under that plan. Subsequent to the end of the third quarter, the Company rescinded the grant of those options through agreements with three option holders.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion should be read in conjunction with Managements' Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

Overview

We provide a mixture of high- and medium-sized volume turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole and custom injection molded cabling for leading electronics original equipment manufactures ("OEMs") in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing, and post-manufacturing services. Through our subsidiary, Racore Technology Corporation, we design and manufacture Ethernet technology products. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

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

In 1998, I&R Properties had entered into two promissory note in favor of The Money Store, which were secured by two deeds of trust on the Property. I&R Properties defaulted on the notes, and in August 2003, The Money Store caused the Property to be sold under the first deed of trust. In September 2003, The Money Store served a Notice to Quit on the Company, directing the Company to vacate the Property by September 30, 2003. The Company did not vacate the Property, and The Money Store brought this action against the Company for unlawful detainer. The Company received an extension to file its answer by November 21, 2003. The Company is negotiating with The Money Store to settle this matter and to arrange for a third party to purchase the Property and lease it to the Company. The Company does not believe it will be disruptive to its business if it is required to locate new headquarters facilities. We believe our lease for the facility is on commercially reasonable terms.

Management believes that each of the related party transactions were as fair to the Company as could have been made with unaffiliated third parties.

Results of Operations - Comparison of Periods Ended September 30, 2003 and 2002

         Sales and Cost of Sales

Net sales decreased to $267,494 for the three-month period ended September 30, 2003, as compared to $367,755 during the same period in 2002. Cost of sales decreased by 49.7%, from $358,869 during the three-month period ended September 30, 2002, to $180,660 during the same period in 2003. Our gross profit margin for the three-month period ended September 30, 2003, was 32.4%, up from 2.4% for the same period in 2002. The large improvement in the gross profit margin is attributed to our selling products at higher margins, and selling a lower quantity of high margin products. Though we sustained decreased sales for the three-month period ended September 30, 2003, compared to the same period in 2002, we were able to increase our gross profit margin.

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at September 30, 2003, was $1,492,002, as compared to $1,550,553 at December 31, 2002. Though decrease in inventory is negligible, it demonstrates better control over inventory purchases.

         Selling, General and Administrative Expenses

During the quarter ended September 30, 2003, selling, general and administrative expenses were $596,238 versus $516,650 for the same period in 2002, a 15.4% increase. The increase is substantially the result of our increase in fees related to notes payable to the equity line investor and also the result of settlement expenses.

         Interest Expense

Interest expense for quarter ended September 30, 2003, was $128,178 as compared to $41,865 for the same period in 2002, an increase of 206.2%. This increase is primarily attributable to an increase in debt which was attributed to the increase in notes payable and an increase in interest rates. As of September 30, 2003, and December 31, 2002, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,096,935 and $2,029,626, respectively.

As a result of the above factors, our overall net loss increased 26.2% to $724,858 for the quarter ended September 30, 2003, as compared to $574,532 for the quarter ended September 30, 2002 and 49.3% to $1,941,075 for the nine months ended September 30, 2003, as compared to $1,299,837 for the same period in 2002.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $17,171,377 at September 30, 2003, and $15,230,302 at December 31, 2002. Our net operating loss for the quarter ending September 30, 2003, was $724,858, compared to $574,532 for the quarter ended September 30, 2002. Our current liabilities exceeded our current assets by $5,644,754 as of September 30, 2003, and $4,490,623 as of December 31, 2002. The
increase is mostly attributed to increasing account payables, notes payable, and accrued liabilities. For the nine months ended September 30, 2003 and 2002, we had negative cash flows from operations of $723,592 and $914,037, respectively.

         Cash

We had cash on hand of $27,934 at September 30, 2003, and $500 at December 31, 2002.

Net cash used in operating activities was $723,592 for the nine months ended September 30, 2003. During 2003, net cash used in operations was primarily attributable to $1,941,075 in net losses from operations, partially offset by non-cash charges, increases in accrued liabilities of $605,184 and in increases to trades accounts payable of $102,779, and in a decrease to inventories of $58,551. The non-cash charges were for depreciation and amortization of $232,094 and non-cash compensation expense of $97,500.

Net cash used in investing activities during the nine months ended September 30, 2003, consisted of equipment purchases of $5,527.

Net cash provided by financing activities was $756,553 during the nine months ended September 30, 2003. Principal sources of cash were proceeds of $100,000 from notes payable to related parties, proceeds from notes payable of $562,350 and proceeds from the exercise of options to purchase common stock of $262,500.

         Accounts Receivable

At September 30, 2003, we had receivables of $60,164, net of a reserve for doubtful accounts of $37,840, as compared to $37,464 at December 31, 2002, net of a reserve of $37,037. This increase is primarily attributed to sales having increased compared to the last two months of last year.

          Accounts Payable

Accounts payable were $1,414,941 at September 30, 2003, as compared to $1,359,723 at December 31, 2002. This increase is primarily attributed to additional accounting and legal fees.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $17,171,377 and a total stockholders' deficit of $5,047,404 at September 30, 2003. As of September 30, 2003, our monthly operating costs and interest expenses averaged approximately $240,000 per month.

Significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. At September 30, 2003, we were in default of notes payable whose principal amount, not including the amount owing to Abacas Ventures, Inc., was approximately $675,000. In addition, the principal amount of notes that either mature in 2003 or are payable on demand was approximately $960,000.

In conjunction with our efforts to improve our results of operations, discussed above, we are also actively seeking infusions of capital from investors and are seeking to replace our operating line of credit. It is unlikely that we will be able, in our current financial condition, to obtain additional debt financing; and if we did acquire more debt, we would have to devote additional cash flow to pay the debt and secure the debt with assets. We may therefore have to rely on equity financing to meet our anticipated capital needs. There can be no assurances that we will be successful in obtaining such capital. If we issue additional shares for debt and/or equity, this will serve to dilute the value of our common stock and existing shareholders' positions.

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

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

As of September 30, 2003, the Company had accrued liabilities in the amount of $2,096,935 for delinquent payroll taxes, including interest estimated at $371,385 and penalties estimated at $230,927. Of this amount, approximately $325,528 was due the State of Utah. During the first quarter of 2003, no payments were made to the State of Utah. During the third quarter of 2003, partial payments were made to the State of Utah. Approximately $1,760,469 was owed to the Internal Revenue Service as of September 30, 2003. As discussed below, the Company has reached an agreement with the Internal Revenue Service's Appeals Office to allow the Company to file an offer in compromise to resolve the Company's tax liability on a compromise basis. Further, the Utah State Tax Commission has advised the Company that it is willing to enter into an agreement to allow the Company to pay the liability owing to the State of Utah in equal monthly installments over an extended period of time, yet to be determined.

         Approximately $10,938 was owed to the State of Colorado as of September 30, 2003.

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

         As of May 16, 2003, the Company was in default of its obligations under the settlement agreement with Sunborne, i.e., the total payment due thereunder had not been made, a registration statement with respect to the escrowed shares was not filed, and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. Accordingly, Sunborne has filed the Confession of Judgment and proceeded with execution thereon. The Company is continuing to negotiate with Sunborne in an attempt to settle the remaining obligation under the settlement agreement.

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

         University of Utah v. CirTran Corporation, Third District Court, Salt Lake County, Civil No. 020900494 . The University of Utah filed a claim against the Company on January 18, 2002, seeking $37,473.10 in damages. Summary judgment was entered against the Company. The Company entered into a settlement agreement on September 16, 2003, under which the Company is required to make monthly payments of $5,185.47. The total settlement amount under the agreement is $62,225.64. The Company is making payments pursuant to the settlement agreement.

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

         George M. Madanat, Civil No. KC 035616, Superior Court of the State of California for the County of Los Angeles, East District. Suit was brought against the company on or about April 2, 2001, under allegations that the company owed $121,824.90 under the terms of a promissory note. A Stipulation for Settlement and for Entry of Judgment was executed by the parties wherein the Company agreed to arrange for payment of a principal amount of $145,000 in 48 monthly installments. The Company subsequently defaulted on its obligations under the settlement agreement, and judgment was entered against the Company. As of September 30, 2003, the Company is not aware of any collection efforts.

         Internal Revenue Service. The Internal Revenue Service has notified the Company that the Company owes approximately $1.7 million in payroll taxes. The Company, in response to collection notices, filed a due process appeal with the Internal Revenue Service's Appeals Office. The appeal has been resolved by an agreement with the Appeals Office that will allow the Company to file an offer in compromise of all federal tax liabilities owed by the Company based on its ability to pay. As part of the agreement, the Internal Revenue Service will halt all collection action against the Company until the offer in compromise proceedings are completed.

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

         Howard Salamon, dba Salamon Brothers vs. CirTran Corporation, Civil No. 2:03-00787, U.S. District Court, District of Utah. Howard Salamon originally filed suit against the Company in the U.S. District Court, Eastern District of New York, seeking finders fees, consisting of shares of the Company's common stock valued at $350,000, allegedly owed in connection with Salamon's introducing the Company to Cornell Capital Partners, L.P., the Equity Line Investor. The Company disputes the claims in the complaint. The case was dismissed in New York and refiled in Utah. The Company has filed its answer in the Utah case and the lawsuit is proceeding. The Company is also currently conducting settlement negotiations.

         The Money Store Commercial Mortgage, Inc., vs. I&R Properties, LLC, CirTran Corporation, and Circuit Technology, Inc., aka Circuit Technologies, Inc., Civil No. 030922472, Third Judicial District Court, Salt Lake County, State of Utah. In October 2003, suit was brought against the Company and two other named defendants by plaintiff The Money Store Commercial Mortgage, Inc. ("The Money Store"), bringing claims of unlawful detainer and breach of contract. By way of background, the Company was leasing its company headquarters and facility (the "Property") from I&R Properties, LLC. In 1998, I&R Properties had entered into two promissory note in favor of The Money Store, which were secured by two deeds of trust on the Property. I&R Properties defaulted on the notes, and in August 2003, The Money Store caused the Property to be sold under the first deed of trust. In September 2003, The Money Store served a Notice to Quit on the Company, directing the Company to vacate the Property by September 30, 2003. The Company did not vacate the Property, and The Money Store brought this action against the Company for unlawful detainer. The Company received an extension to file its answer by November 21, 2003. The Company is negotiating with The Money Store to settle this matter and to arrange for a third party to purchase the Property and lease it to the Company. The Company does not believe it will be disruptive to its business if it is required to locate new headquarters facilities.

Item 2.      Changes in Securities

         Recent Sales of Unregistered Securities

Pursuant to the Amended Equity Line of Credit Agreement (discussed above), the Company is entitled to put to the Equity Line Investor, in lieu of repayment of amounts drawn on the Equity Line, shares of the Company's common stock. Although the Company has filed a registration statement to register the resale by the Equity Line Investor of the shares put to it by the Company, the issuances of shares to the Company are made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the shares have been and will be issued to only one investor which has represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. Through November 6, 2003, the company has issued 37,770,262 shares of common stock to the Equity Line Investor in connection with draws on the Equity Line.

Item 6.      Exhibits and Reports on Form 8-K

         Reports on Form 8-K: The following reports on Form 8-K were filed by us during the three-month period ended September 30, 2003:

(i) None.

         Exhibits:

31   Certifications

32   Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CIRTRAN CORPORATION

Date:   November 11, 2003          By: /s/ Iehab Hawatmeh

                                      Iehab J. Hawatmeh
                                      President and Chief Financial Officer