Form 10QSB/A
period 2003-09-30
CIRTRAN CORP
filed 2003-11-25
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

Table of Contents


                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Balance Sheets as of September 30, 2003, (unaudited) and           3
         December 31, 2002

         Statements of Operations for the Three and Nine Months ended       4
         September 30, 2003, (unaudited) and 2002 (unaudited)

         Statements of Cash Flows for the Nine Months ended                 5
         September 30, 2003, (unaudited) and 2002 (unaudited)

         Notes to Condensed Consolidated Financial Statements               7
         (unaudited)

Item 2   Management's Discussion and Analysis of or Plan of Operation      17

Item 3   Evaluation of Controls and Procedures                             21

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 22

Item 2   Changes in Securities                                             27

Item 6   Exhibits and Reports on Form 8-K                                  28

Signatures                                                                 28

                       CIRTRAN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BANANCE SHEETS



                                                           September 30,   December 31,
                                                               2003           2002
--------------------------------------------------------  --------------  -------------

ASSETS
Current Assets
Cash and cash equivalents                                 $     27,934    $        500
Trade accounts receivable, net of allowance for doubtful
accounts of $37,840 and $37,037, respectively                   60,164          37,464
Inventory                                                    1,492,002       1,550,553
Other                                                          104,832         100,189
--------------------------------------------------------  --------------  -------------
Total Current Assets                                         1,684,932       1,688,706
--------------------------------------------------------  --------------  -------------

Property and Equipment, Net                                    639,331         865,898

Other Assets, Net                                                5,390          12,236

Deferred Offering Costs                                              -          13,475
--------------------------------------------------------  --------------  -------------

Total Assets                                              $  2,329,653    $  2,580,315
--------------------------------------------------------  --------------  -------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                  $          -    $     19,531
Accounts payable                                             1,414,941       1,359,723
Accrued liabilities                                          3,450,949       3,030,970
Current maturities of long-term notes payable                1,632,839       1,059,987
Notes payable to stockholders                                   42,215          20,376
Notes payable to related parties                               788,742         688,742
--------------------------------------------------------  --------------  -------------
Total Current Liabilities                                    7,329,686       6,179,329
--------------------------------------------------------  --------------  -------------

Long-Term Notes Payable, Less Current Maturities                47,371         295,083
--------------------------------------------------------  --------------  -------------


Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000
shares; issued and outstanding shares: 296,231,317 and
247,184,691 net of 3,000,000 shares held in treasury
at no cost at September 30, 2003 and December 31, 2002,
respectively                                                   296,232         247,185
Additional paid-in capital                                  11,827,741      11,089,020
Accumulated deficit                                        (17,171,377)    (15,230,302)
--------------------------------------------------------  --------------  -------------
Total Stockholders' Deficit                                 (5,047,404)     (3,894,097)
--------------------------------------------------------  --------------  -------------
Total Liabilities and Stockholders' Deficit               $  2,329,653    $  2,580,315
--------------------------------------------------------  --------------  -------------

                See accompanying notes to condensed consolidated
                             financial statements.

CIRTRAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                          For the Three Months Ended              For the Nine Months Ended
                                                                September 30,                           September 30,
                                                    --------------------------------------- ---------------------------------------
                                                                 2003                 2002                2003                2002
--------------------------------------------------- --------------------- ----------------- ----------------------- ---------------

Net Sales                                           $         267,494     $        367,755  $          954,030      $    1,981,103

Cost of Sales                                                 180,660              358,869             637,587           1,735,380
--------------------------------------------------- --------------------- ----------------- ----------------------- ---------------

Gross Profit                                                   86,834                8,886             316,443             245,723
--------------------------------------------------- --------------------- ----------------- ----------------------- ---------------

Operating Expenses
Selling, general and administrative expenses                  596,238              516,650           1,735,837           1,400,240
Non-cash employee compensation expense                         25,000               25,000              97,500              25,000
--------------------------------------------------- --------------------- ----------------- ----------------------- ---------------
Total Operating Expenses                                      621,238              541,650           1,833,337           1,425,240
--------------------------------------------------- --------------------- ----------------- ----------------------- ---------------

Loss From Operations                                         (534,404)            (532,764)         (1,516,894)         (1,179,517)
--------------------------------------------------- --------------------- ----------------- ----------------------- ---------------

Other Income (Expense)
Interest                                                     (128,178)             (41,865)           (361,905)           (282,609)
Settlement expense                                            (62,226)                   -             (62,226)                  -
Other, net                                                        (50)                  97                 (50)            162,289
--------------------------------------------------- --------------------- ----------------- ----------------------- ---------------
Total Other Expense, Net                                     (190,454)             (41,768)           (424,181)           (120,320)
--------------------------------------------------- --------------------- ----------------- ----------------------- ---------------

Net Loss                                            $        (724,858)    $       (574,532) $       (1,941,075)     $   (1,299,837)
--------------------------------------------------- --------------------- ----------------- ----------------------- ---------------

Basic and diluted loss per common share             $           (0.00)    $          (0.00) $            (0.01)     $        (0.01)
--------------------------------------------------- --------------------- ----------------- ----------------------- ---------------
Basic and diluted weighted-average
common shares outstanding                                 278,797,940          209,652,626         262,142,159         205,907,734
--------------------------------------------------- --------------------- ----------------- ----------------------- ---------------

                See accompanying notes to condensed consolidated
                             financial statements.

IRTRAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,                                                       2003                    2002
                                                                                ---------------------   -------------------

Cash flows from operating activities
Net loss                                                                        $       (1,941,075)     $       (1,299,837)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                              232,094                 368,376
Provision for loss on trade receivables                                                        803                 (33,999)
Cash paid for settlement of litigation                                                           -                 (25,000)
Non-cash compensation expense                                                               97,500                  25,000
Amortization of loan costs                                                                  77,650                       -
Note payable issued as settlement of litigation expense                                     62,226                       -
Stock issued for consulting expense                                                          1,996                       -
Payments made on behalf of the Company
as settlement of a sublease agreement                                                            -                (152,500)
Changes in assets and liabilities:
Trade accounts receivable                                                                  (23,503)                244,442
Inventories                                                                                 58,551                 149,345
Prepaid expenses and other assets                                                            2,203                  (8,739)
Accounts payable                                                                           102,779                (547,727)
Accrued liabilities                                                                        605,184                 366,602
                                                                                ---------------------   -------------------

Total adjustments                                                                        1,217,483                 385,800
                                                                                ---------------------   -------------------

Net cash used in operating activities                                                     (723,592)               (914,037)
                                                                                ---------------------   -------------------

Cash flows from investing activities
Purchase of property and equipment                                                          (5,527)                 (2,822)
                                                                                ---------------------   -------------------

Net cash used in investing activities                                                       (5,527)                 (2,822)
                                                                                ---------------------   -------------------

Cash flows from financing activities
Decrease in checks written in excess of cash in bank                                       (19,531)                (36,696)
Proceeds from notes payable to stockholders                                                262,504                   2,465
Payments on notes payable to stockholders                                                 (240,665)               (140,125)
Proceeds from notes payable, net of cash paid for offering costs                           531,597                 655,000
Principal payments on notes payable                                                       (139,852)               (348,402)
Proceeds from notes payable to related parties                                             100,000                       -
Proceeds from exercise of options and warrants to purchase
common stock                                                                               262,500                 285,000
Proceeds from issuance of common stock                                                           -                 500,000
                                                                                ---------------------   -------------------

Net cash provided by financing activities                                                  756,553                 917,242
                                                                                ---------------------   -------------------

Net increase in cash and cash equivalents                                                   27,434                     383

Cash and cash equivalents at beginning of year                                                 500                     499
                                                                                ---------------------   -------------------

Cash and cash equivalents at end of year                                        $           27,934      $               882
                                                                                ---------------------   -------------------

                See accompanying notes to condensed consolidated
                             financial statements.

CIRTRAN CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)


For the Nine Months Ended September 30,                                                       2003                    2002
---------------------------------------------------------------------------------   -----------------     -----------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                                            $       74,204        $        186,311

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations                     $       47,561        $        345,263
Common stock issued for notes payable to stockholders                               $            -        $      1,250,000
Common stock issued upon conversion of notes payable                                $      284,000        $      1,499,090
Legal fees to be paid on behalf of lender                                           $            -        $        120,000
Accrued interest converted to notes payable                                         $      45,205         $        41,301
Exercise of options for subscription receivable                                     $            -        $         25,000
Stock options exercised for settlement of accrued interest
and accrued compensation                                                            $      130,000        $              -
Common stock issued for accrued compensation                                        $       10,000        $              -
Loan costs included in notes payable                                                $       77,650        $              -

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



                                      CIRTRAN CORPORATION

Date:   November 25, 2003          By: /s/ Iehab Hawatmeh

                                      Iehab J. Hawatmeh
                                      President and Chief Financial Officer