Form 10KSB
period 2003-12-31
CIRTRAN CORP
filed 2004-04-02
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from ________ to ________.

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year:  $1,215,245

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 25, 2004, was $6,263,563.

As of March 25, 2004, the Registrant had outstanding 389,913,214 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None

                     TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                Page

Part I

1. Description of Business                                              3

2. Description of Properties                                            11

3. Legal Proceedings                                                    11

4.   Submission of Matters to a Vote of Security Holders                15

Part II

5.   Market for Common Equity and Related Stockholder Matters           15

6.   Management's Discussion and Analysis or Plan of Operation          17

7.    Financial Statements                                              23

8.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                              23

8A.   Controls and Procedures                                           23

Part III

9.    Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act                 23

10.   Executive Compensation                                            25

11.  Security Ownership of Certain Beneficial Owners and Management     27

12.  Certain Relationships and Related Transactions                     29

13.  Exhibits and Reports on Form 8-K                                   30

14.   Principal Accountant Fees and Services                            32

Signatures                                                              34

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS


CirTran Corporation ("We" or the "Company") is a full-service contract electronics manufacturer servicing original equipment manufactures ("OEMs") in the following industries: communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semi-conductor. We conduct our operations through two main divisions: circuit board manufacturing and assembly, and Ethernet card design and manufacture.

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

Electronics Assembly and Manufacture

Approximately 85% of our revenues are generated by our electronics assembly activities, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production. Our goal is to offer customers significant competitive advantages that can be obtained from manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management and increased purchasing power.

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

In June 2001, Racore received a $225,000 order for specially-designed Ethernet cards for a federal law enforcement agency. In September 2001, Racore submitted a bid for business with the same agency that, if accepted, would have resulted in a contract valued at over $2.0 million over three years. This bid was ultimately not accepted, but Racore remains committed to actively pursuing government contracts for its Ethernet card technology. These contracts are generally awarded in September of each year, the last month of the government's fiscal year. In February of 2003, Racore received additional orders from GTSI for another government agency in the amount of $40,000. The final part of this order was shipped the first week in April 2003 and finally payment was made in May 2003. Further, Racore received additional orders through 2003 that totaled over $44,000 and expects to receive additional orders throughout 2004.

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


Research and Development
During 2003 and 2002, CirTran Corporation spent approximately $52,200 and $43,272, respectively, on research and development of new products and services. The costs of that research and development were paid for by our customers. In addition, during the same periods, our subsidiary, Racore, spent approximately $45,244 and $45,000, respectively. None of Racore's expenses were paid for by its customers. We remain committed, particularly in the case of Racore, to continuing to develop and enhance our product line as part of our overall business strategy.
Beginning 2004, Racore started working more aggressively on marketing existing products by simplifying ordering and sales processing to existing customers. We are also working towards some cost reduced versions of existing product line and adding new sales channels. We are also in the process of expanding the current product line, adding new product categories to existing sales channels, along with products with reduced development costs, quicker time to market, higher profit margins, greatly reduced support costs, less pressure from competitors and shorter sales cycles. We are currently developing one new product that is unique in the market and one new product that will provide us with a more complete product line.
In the coming months Racore will introduce several new products that will include not only cost reduced versions of existing products, but also similar yet unique products that will satisfy market needs which currently have no deliverable or affordable solutions. These products will realize reduced development costs, quicker time to market, higher profit margins, greatly reduced support costs, less pressure from competitors, and shorter sales and delivery cycles. These products will leverage our expertise in the areas of fiber optics, security, and portability.


Sales and Marketing

We are working aggressively to market existing products through current sales channels. We will also add major new conduits to deliver products and services directly to end users, as well as motivate our distributors, partners, and other third party sales mechanisms. We continue to simplify and improve the sales, order, and delivery process.

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

In 2003, 96% of our net sales were derived from pre-existing customers, whereas during the year ended December 31, 2002, over 94% of our net sales were derived from customers that were also customers during 2001. Historically, a small number of customers accounted for a significant portion of our net sales. In 2003 our three largest customers accounted for approximately 60% of our total sales compared to 2002 where our three largest customers accounted for approximately 45% of our total sales. However in 2001 no single customer accounted for more than 10% of our total sales.

During 2001 and 2002, we operated without a line of credit and many of our vendors stopped credit sales of components used by us in the manufacturing of products, thus hampering our ability to attract and retain turnkey customer business. In addition, although our sales in 2002 were higher than 2001, financial constraints experienced in 2001 and 2002 mandated a reduction in our general work force, which experienced a 50% reduction in size. These factors, as well as general economic conditions during the second half of 2002, resulted in a significant decrease in sales during 2002. The year 2003 was devoted to getting prepared for 2004 as is demonstrated by our back log. Although our sales were down, we spent the last half of the year aggressively pursuing new businesses, pricing new projects, and approaching new turnkey customers. Funds became available from the equity line of credit as of June of 2003, which put us in a position to be able to service turnkey customers along with our consigned customers.

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. At December 31, 2003, our backlog was approximately $809,000. At December 31, 2002, our backlog was approximately $450,000. As of March 25, 2004, our backlog has increased to $1,107,000.

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

With respect to the contracts with Intermotive, Inc. ("Intermotive"), referenced in the October 10, 2001, press release, through December 31, 2002, we had entered into purchase orders with Intermotive ranging from approximately $4,607 to $34,077. The Company's relationship with Intermotive remains productive, and management believes that this relationship should continue to produce revenue for the Company, although there can be no guarantee that Intermotive will continue to order from us or that any future orders will be substantial. During 2003, we have done no business with Intermotive.

In the last quarter of 2001 and into 2002, we also took steps to increase our sales volume by adding three new sales representatives, hiring a sales manager, implementing software to access databases containing potential new customers and sales opportunities, and continuing our efforts to improve our competitive position by installing additional surface-mount technology equipment that had previously been at our Colorado location and by seeking ISO (International Organization for Standardization) 9002 certification, which we hoped to obtain by the end of 2003. The certification process is longer than anticipated and we now hope to obtain it by the end of the second quarter of 2004. This certification would allow us to ensure to prospective customers that we comply with internationally-recognized quality production standards.

In February 2003, CirTran received Certification Approval under the Joint Certification Program ("JCP") from the United States/Canada Joint Certification Office, Defense Logistics Information Service. Certification under the JCP establishes the eligibility of a U.S. or Canadian contractor to receive technical data governed, in the U.S. by Department of Defense ("DoD") directive 5230.25 and, in Canada, by the Technical Data Control Regulations ("TDCR"). We feel JCP benefits the U.S. and Canadian defense and high technology industries by facilitating their continued access to unclassified technical data disclosing critical technology in the possession of, or under the control of the U.S. DoD or the Canadian Department of National Defense ("DND"). This is an important recognition for CirTran and is consistent with our efforts to expand our revenue opportunities. Our approved access to technologies in the U.S. Department of Defense and the Canadian Department of National Defense will allow us to support the commercial activities of the broad range of manufacturers working with the U.S. and Canadian governments.

In January and March 2004, we issued two press releases relating to:

           "CirTran Corp., is pleased to announced it has issued a Letter of Intent to purchase all the assets of a leading Contract Electronics Manufacturer
(CEM) of printed circuit board assemblies based in Orange County, California. Under the terms of the Letter of Intent, CirTran will complete due diligence over the next two months. Contingent upon the results of that due diligence and the execution of a Definitive Purchase Agreement, the acquisition should close within the next ninety days." January 21, 2004 press release

           "CirTran Corp. (OTC BB: CIRT), a full-service contract electronics manufacturer of printed circuit board assemblies, cables and harnesses, today announced it is close to completing its due diligence on its intended acquisition of a leading Southern California based Contract Manufacturer." March 2, 2004 press release

On January 22, 2004, CirTran announced that it had entered into a Letter of Intent to purchase all the assets of a leading Contract Electronics Manufacturer of printed circuit board assemblies based in Orange County, California. CirTran's due diligence included the review of the Company's Financial Statements and Records, Audit Facilities and Procedures, Interview Customers and Key Employees. The LOI was expired on March 5th 2004 and no agreement has been reached on a new extension.

In March 2004, we issued two press releases relating to:

           "CirTran Corp., a full-service contract electronics manufacturer of printed circuit board assemblies, cables and harnesses, today announced it has signed a Letter of Intent (LOI) to acquire a minority ownership interest in a leading manufacturer in the Digital Fiber Optic Cable Communications firm based in Southern California." March 18, 2004 press release

           "CirTran Corp., On behalf of the Board of Directors, Iehab J. Hawatmeh, President and CEO of CirTran Corporation, wishes to alert the investment community to the following significant events taking place." March 26, 2004 press release

The Company expects to finalize both agreements with a manufacture in Southern California, the revenues of which would be a multiple of last year's total revenue. This Strategic Alliance is highly significant is it reflects the Company's current policy of pursuing long-term, multiple streams of revenues in order to assure organic growth and enhance shareholder value. Once signed, both agreements will be announced via press releases.

Under the terms of the agreement, CirTran performs exclusive "Turn-Key" Manufacturing managing all manufacturing operations from Material Procurement to complete finished Box-Build of all of the partner company's products. Based on the company's current backlog and November 7, 2003 Private Placement Memorandum they are projecting 2004 annual revenues of approximately $10,000,000 with profitability of which 50-70% if that revenue would translate into new business for CirTran.

The year 2003 was a challenging, yet critical year for CirTran Corporation and as we look back on it years from now, we believe it will be viewed as the pivotal year CirTran transitioned itself into a viable and leading technology manufacturing firm. The most significant event for CirTran in 2003 was the execution of our $5,000,000 Structured Equity Line with our investment banking partner. This new influx of capital has enabled CirTran to invest in our future. We have significantly increased our sales capacity with the addition of new manufacturer / engineering representative firms almost doubling our sales staff, we have invested much of ourselves in establishing and cementing our strategic alliances with customers and we have set into place an aggressive debt restructuring plan which should reduce our working capital deficit.

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

Employees

We employ 65 persons, 4 in administrative positions, 3 in engineering and design, 56 in clerical and manufacturing, and 2 in sales.

Corporate Background

Our core business was commenced by Circuit Technology, Inc. ("Circuit"), in 1993 by our president, Iehab Hawatmeh. Circuit enjoyed increasing sales and growth in the subsequent five years, going from $2.0 million in sales in 1994 to $15.4 million in 1998, leading to the purchase of two additional SMT assembly lines in 1998 and the acquisition of Racore Computer Products, Inc., in 1997. During that period, Circuit hired additional management personnel to assist in managing its growth, and Circuit executed plans to expand its operations by acquiring a second manufacturing facility in Colorado. Circuit subsequently determined in early 1999, however, that certain large contracts that accounted for significant portions of our total revenues provided insufficient profit margins to sustain the growth and resulting increased overhead. Furthermore, internal accounting controls then in place failed to apprise management on a timely basis of our deteriorating financial position. During the last several years, we have experienced significant losses, including $2,933,084 in 2001, $2,149,810 in 2002 and $2,984,178 in 2003.

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

                        ITEM 2. DESCRIPTION OF PROPERTIES

We lease approximately 40,000 square feet of office and manufacturing space in West Valley City, Utah, at a monthly lease rate of approximately $17,000. The lease is renewable in December of 2013 for two additional ten-year periods. This facility serves as our principal offices and manufacturing facility and is leased from PFE Properties, LLC. We believe our lease for the facility is on commercially reasonable terms.

                            ITEM 3. LEGAL PROCEEDINGS


As of December 31, 2003, the Company had accrued liabilities in the amount of $2,107,930 for delinquent payroll taxes, including interest estimated at $393,311 and penalties estimated at $230,927. Of this amount, approximately $329,739 was due the State of Utah. During the first quarter of 2003, no payments were made to the State of Utah. During the third and fourth quarter of 2003, partial payments were made to the State of Utah. Approximately $1,767,253 was owed to the Internal Revenue Service as of December 31, 2003. As discussed below, the Company has reached an agreement with the Internal Revenue Service's Appeals Office to allow the Company to file an offer in compromise to resolve the Company's tax liability on a compromise basis. Further, the Utah State Tax Commission has entered into an agreement to allow the Company to pay the liability owing to the State of Utah in equal monthly installments over an extended period of time, yet to be determined.

           Approximately $10,939 was owed to the State of Colorado as of December 31, 2003.

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

           As of May 16, 2003, the Company was in default of its obligations under the settlement agreement with Sunborne, i.e., the total payment due thereunder had not been made, a registration statement with respect to the escrowed shares was not filed, and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. Accordingly, Sunborne has filed the Confession of Judgment and proceeded with execution thereon. The Company is continuing to negotiate with Sunborne in an attempt to settle the remaining obligation.

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

           Arrow Electronics adv. Circuit Technology Corporation, Civil No. 010406732, Third Judicial District Court, Sandy Department, Salt Lake County, State of Utah. Suit was brought against the Company on or about June 28, 2001, under allegations that the Company owes $41,486.26. Judgment was entered against the Company on January 7, 2002. Subsequent to year end, this claim was purchased by Abacas and recorded as an increase to the amount owed to Abacas under terms of the bridge loan.

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

     Future  Electronics  Corp v.  Circuit  Technology  Corporation,  Civil  No.

000900296, Third Judicial District Court, Salt Lake County, State of Utah. Suit was brought against the Company on or about January 12, 2000, under allegations that the Company owed $646,283.96 for the cost of goods or services provided to the Company for the Company's use and benefit. Claims were asserted for breach of contract, fraud, negligent misrepresentation, unjust enrichment, account stated and dishonored instruments. The Company answered the complaint, admitting that it owed certain sums for conforming goods and services and denying all other claims. Partial Summary Judgment was entered in the amount of $646,783.96 as to certain claims against the Company. Negotiations for settlement resulted in an agreement for settlement of all claims of Future against the Company subject to performance by the Company under the agreement. The Company also issued to Future 352,070 shares of its restricted common stock. The Company did not perform its obligations under the settlement agreement, and a Confession of Judgment was entered in January 2002 in the amount of $519,052.00. The Company disputes the amount of the judgment entered. No collection efforts have been made. The Company is negotiating settlement.

     Christine Hindenes v. Racore Network, Inc., and CirTran Corporation, Superior Court of California, County of Santa Clara, Civil No. CV811051. Ms. Hindenes brought suit against the Company and Racore for unpaid wages seeking $40,516.44. The parties reached a settlement agreement under which the Company agreed to pay $10,000 in monthly installments of $1,000. The parties also agreed to a confession of judgment in the amount of $52,961, less payments made, which could be entered if the Company defaulted under its obligations under the settlement agreement. The Company has made the required payments through March, 2004.

     John J. La Porta v. Circuit Technology, Inc. et al., Case No. 010900785, Third Judicial District Court, Salt Lake Department, Salt Lake County, State of Utah. Mr. La Porta filed suit on or about January 23, 2001, seeking to recover the principal sum of $135,941 plus interest on a promissory note given by Racore Technology Corp. Mr. La Porta claims that the Company is a guarantor of the promissory note and the Company should be held liable because of Racore's default on the note. The Company denies liability and will defend the suit. The parties have engaged in settlement negotiations.

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

           Wells Fargo Equipment Finance adv. Circuit Technology Corporation, Civil No. 901207 Third Judicial District Court, Salt Lake County, State of Utah. Suit was brought against the Company on or about February 10, 2000, under allegations that the Company owed $439,493.56 for a loan provided to the Company for the Company's use and benefit. Claims are asserted for breach of contract, breach of guarantee and replevin. The Company has answered, admitting that it owed certain sums for conforming goods and services and denying all other claims. Initial discovery is beginning. Judgment has been entered against the Company and certain guarantors in the amount of $427,291.69 plus interest at the rate of 8.61% per annum from June 27, 2000. The parties reached a settlement agreement under which the Company agreed to pay approximately $12,000 per month beginning in January 2003 to resolve this claim. The parties are presently negotiating a settlement to supercede their prior agreements because the Company did not perform all its obligations under the prior agreements.

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

           George M. Madanat, Civil No. KC 035616, Superior Court of the State of California for the County of Los Angeles, East District. Suit was brought against the company on or about April 2, 2001, under allegations that the company owed $121,824.90 under the terms of a promissory note. A Stipulation for Settlement and for Entry of Judgment was executed by the parties wherein the Company agreed to arrange for payment of a principal amount of $145,000 in 48 monthly installments. The Company subsequently defaulted on its obligations under the settlement agreement, and judgment was entered against the Company. As of March 24, 2004, the Company is not aware of any collection efforts.

           Internal Revenue Service. The Internal Revenue Service has notified the Company that the Company owes approximately $1.7 million in payroll taxes. The Company, in response to collection notices, filed a due process appeal with the Internal Revenue Service's Appeals Office. The appeal was resolved by an agreement with the Appeals Office that allowed the Company to file an offer in compromise of all federal tax liabilities owed by the Company based on its ability to pay. The Company filed its offer in compromise with the IRS, which has gone through the initial stages of consideration by the IRS and will now be assigned to an IRS offer specialist for consideration.

     Cardio Pulmonary Technologies, Inc., vs. Patrick M. Volz, Peripheral Systems, Inc., and CirTran Corporation, Civil No. 03090501B, Third Judicial District Court, Salt Lake County, State of Utah. On April 4, 2003, suit was brought against the Company and two other named defendants by plaintiff Cardio Pulmonary Technologies ("CPT"), alleging a breach of contract between CPT and the other two named defendants. Plaintiff's claims against the Company arise out of an alleged breach of an alleged agreement between the Company and Peripheral Systems, Inc. The Company has answered the Complaint, and intends to defend vigorously against these claims. The parties are also attempting to negotiate settlement.

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

           P R Newswire Association, Inc., v. CirTran, Superior Court of New Jersey, DC-000359-04. On March 9, 2004, a judgment was entered against CirTran in the amount of $5,106.28, with fees of $171.13. The Parties are presently negotiating settlement of this matter.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 31, 2003.

                                     PART II


        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock traded sporadically on the Pink Sheets under the symbol "CIRT" from July 2000 to July 2002. Effective July 15, 2002, the NASD approved our shares of common stock for quotation on the NASD Over-the-Counter Electronic Bulletin Board. The following table sets forth, for the calendar years ending December 31, 2003 and 2002, the prices of our common stock as reported and summarized on the Pink Sheets. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended       High Bid     Low Bid

December 31, 2003             $0.03        $0.02
September 30, 2003            $0.03        $0.01
June 30, 2003                 $0.04        $0.01
March 31, 2003                $0.04        $0.01
December 31, 2002             $0.12        $0.03
September 30, 2002            $0.16        $0.03
June 30, 2002                 $0.07        $0.02
March 31, 2002                $0.08        $0.02

As of March 25, 2004, we had approximately 540 shareholders of record holding 389,913,214 shares of common stock.

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


Recent Sales of Unregistered Securities

Pursuant to the Equity Line of Credit Agreement (discussed more fully below under "Liquidity and Financing Arrangements"), we are entitled to put to the Equity Line Investor, in lieu of repayment of amounts drawn on the Equity Line, shares of the Company's common stock. Although the Company has filed a registration statement to register the resale by the Equity Line Investor of the shares put to it by the Company, the issuances of shares to the Company are made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the shares have been and will be issued to only one investor which has represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. Through December 31, 2003, we issued 64,253,508 shares of common stock to the Equity Line Investor in connection with draws on the Equity Line. Subsequent to December 31, 2003, and through March 25, 2004, we received an additional $500,000 related to notes payable under the Equity Line of which $454,000 was cash and $46,000 was for fees, and issued 30,075,515 additional shares of common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder.

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

           Checks Written in Excess of Cash in Bank

Historically, banks have temporarily lent funds to us by paying out more funds than were in our accounts under existing lines of credit with those banks. Subsequent to May 2000, when Abacas purchased our line of credit obligation, the Company no longer had lines of credit with banks, and those loans were no longer available or made to us. The Company acquired an equity line of credit effective as of June of 2003.

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

Results of Operations - Comparison of Years Ended December 31, 2003 and 2002

           Sales and Cost of Sales

Net sales decreased 47.2 % to $1,215,245 for the year ended December 31, 2003 as compared to $2,299,668 for the year ended December 31, 2002. Due to a lack of funds we could not pursue turnkey business. As a result our sales decreased because we had to rely on pre-existing customers and more consigned business. For CirTran Corporation, we had two pre-existing customers that have generated approximately 51% of the sales for 2003.

Cost of sales for the year ended December 31, 2003 was $854,542, as compared to $1,966,851 during the prior year. Those costs as a percentage of net sales were 70.3% during 2003 as compared to 85.5% during 2002. The improvement in the cost of sales was attributed to the higher margin contracts the company completed and additional consigned business, where the customer supplies all materials needed and our costs are for direct labor only.

Additionally, improvement of inventory management and control has positively affected our gross margins. We traditionally tracked inventory by customer rather than by like-inventory item, and, as a result, we often purchased new inventory to produce products for a new customer, when we likely had the necessary inventory on hand under a different customer name. This prior practice led to a reserve for obsolescence and excess inventory, which for the year 2003 was $700,207, as compared to $540,207 in 2002. However, because of the higher margin sales, our cost of sales decreased. We have changed our method of managing and controlling our inventory so that we can identify inventory by a general part number, rather than a customer number, and we have instituted monthly reviews to better update and control our inventory. We believe these improvements have led to better inventory control and will contribute to decreased cost of sales. If we are successful in decreasing our cost of sales further, and if we are able to maintain and increase our levels of sales, we believe we will be successful in generating sufficient gross profit to cover our selling, general and administrative expenses.

The following charts present (i) comparisons of sales, cost of sales and gross profit generated by our two main areas of operations, i.e., electronics assembly and Ethernet technology, during 2002 and 2003; and (ii) comparisons during these two years for each division between sales generated by pre-existing customers and sales generated by new customers.



-------------------- ----------------- ---------------------- ----------------------- -------------------------
                           Year                Sales              Cost of Sales          Gross Loss/Margin
-------------------- ----------------- ---------------------- ----------------------- -------------------------
Electronics                2003                    1,050,090              929,800(1)                   120,290
Assembly
-------------------- ----------------- ---------------------- ----------------------- -------------------------
                           2002                    1,838,781               1,673,739                   165,042
-------------------- ----------------- ---------------------- ----------------------- -------------------------
Ethernet                   2003                      165,155                  84,742                    80,413
Technology
-------------------- ----------------- ---------------------- ----------------------- -------------------------
                           2002                      460,887                 293,112                   167,775
-------------------- ----------------- ---------------------- ----------------------- -------------------------

-------------------- ----------------- ---------------------- ----------------------- -------------------------
                           Year                Total          Pre-existing Customers            New
                                               Sales                                         Customers
-------------------- ----------------- ---------------------- ----------------------- -------------------------
Electronics                2003                    1,050,090               1,036,418                    13,672
Assembly
-------------------- ----------------- ---------------------- ----------------------- -------------------------
                           2002                    1,838,781               1,817,312                    21,469
-------------------- ----------------- ---------------------- ----------------------- -------------------------
Ethernet                   2003                      165,155                 127,040                    38,115
Technology
-------------------- ----------------- ---------------------- ----------------------- -------------------------
                           2002                      460,887                 338,927                   121,960
-------------------- ----------------- ---------------------- ----------------------- -------------------------

               (1) Includes the writedown of carrying value of inventories of $160,000

           Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at December 31, 2003 was $1,247,428, as compared to $1,550,553 at December 31, 2002. The decrease is due to the increase in the reserve of obsolete and slow moving inventory of $160,000 and increased efforts to use inventory on hand.

           Selling, General and Administrative Expenses

During the year ended December 31, 2003, selling, general and administrative expenses were $2,586,868 versus $2,180,226 for 2002, a 18.7% increase. The increase was due to an increase in the legal fees and financing fees for our equity line of credit, along with our efforts to aggressively market our products during a period of economic downturn.

           Other Income and Expense

Interest expense for 2003 was $460,344 as compared to $437,074 for 2002, an increase of 5.3%. This increase is primarily attributable to an increase in interest for the accrued liabilities and in delinquent payroll tax liabilities, the penalties on which were previously recorded as part of interest expense. As of December 31, 2003 and 2002, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,107,930 and $2,029,626, respectively.

As of December 31, 2002 there was a gain on the settlement of the sub-lease in Colorado Springs of $152,500, which was the majority of the other income of $159,673 for the year ending December 31, 2002.

As a result of the above factors, our overall net loss increased 38.8% to $2,984,178 for the year ended December 31, 2003, as compared to $2,149,810 for the year ended December 31, 2002.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $18,214,480 at December 31, 2003 and was $15,230,302 at December 31, 2002. Our net loss for the year ending December 31, 2003 was $2,984,178, compared to $2,149,810 for the year ending December 31, 2002. Our current liabilities exceeded our current assets by $5,529,244 as of December 31, 2003 and $4,490,623 as of December 31, 2002. The increase in the difference is mostly attributed to an increase in accrued liabilities. For the years ended December 31, 2003 and 2002, we recorded negative cash flows from operations of $1,123,818 and $1,142,148, respectively.

           Cash

We had cash on hand of $54,135 at December 31, 2003 compared to $500 at December 31, 2002. The increase in cash on hand is due to a new cash management system that was established during 2003.

Net cash used in operating activities was $1,123,818 for the fiscal year ended December 31, 2003. During 2003, net cash used in operations was primarily attributable to $2,984,978 in net losses from operations, partially offset by increases in accrued liabilities of $901,718 and in decreases to inventories of $143,125. The non-cash charge was for depreciation and amortization of $300,520.

Net cash used in investing activities during the fiscal year ended December 31, 2003, consisted of equipment purchases of $12,225.

Net cash provided by financing activities was $1,189,678 during the fiscal year ended December 31, 2003. Principal sources of cash were proceeds from stockholder notes payable of $41,500, proceeds of $1,605,847 from long-term notes payable, proceeds from the exercise of options to purchase common stock of $301,500 and proceeds from notes payable to related parties of $350,000. Principal uses of cash during 2003 consisted of $1,099,786 principal payments of notes payable and notes payable to related parties and stockholders and a decrease to checks written in excess of cash in the bank of $9,908.

           Accounts Receivable

At December 31, 2003, we had receivables of $89,187, net of a reserve for doubtful accounts of $28,876, as compared to $37,464 at December 31, 2002, net of a reserve of $37,037. The smaller reserve for doubtful accounts in 2003 is attributable to increased efforts to improve the aging and quality of our current receivables.

            Accounts Payable

Accounts payable were $1,300,597 at December 31, 2003 as compared to $1,359,723 at December 31, 2002. This decrease is a very nominal amount.

           Liquidity and Financing Arrangements

We sustained substantial losses from operations in 2003 and 2002. We had an accumulated deficit of $18,214,480 and a total stockholders' deficit of $4,941,251 at December 31, 2003. In addition, during 2003 and 2002, we have used, rather than provided, cash in our operations. As of December 31, 2003, our monthly operating costs and interest expenses averaged approximately $265,000 per month.

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

During 2003 and 2002, we converted approximately $34,049 and $316,762, respectively of trade payables into notes and stock. During January 2002, in addition to the above-described transactions with the Saliba trusts, we issued 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable to various stockholders. See "Item 12 - Certain Relationships and Related Transactions." We continue to work with vendors in an effort to convert other trade payables into long-term notes and common stock and to cure defaults with lenders with forbearance agreements that we are able to service.

Despite our efforts to make our debt-load more serviceable, significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. As at December 31, 2003, we were in default of notes payable whose principal amount, not including the amount owing to Abacas Ventures, Inc., exceeded $635,000. In addition, the principal amount of notes that either mature in 2003 or are payable on demand exceed $875,000 which includes $650,000 of notes to the equity line investor. The total amount per month that we have committed to paying pursuant to various settlements for outstanding debt, litigation and delinquent payroll taxes is currently approximately $38,000, all of which is against accrued liabilities and notes payable. None of these settlements, however, have resulted in the forgiveness of any amounts owed, but have simply resulted in a restructuring in the terms of the various debts.

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

In conjunction with our efforts to improve our results of operations, discussed above, on November 5, 2002, we entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with Cornell Capital Partners, LP, a private investor ("Cornell"). We subsequently terminated the Equity Line Agreement, and on April 8, 2003, we entered into an amended equity line agreement (the "Amended Equity Line Agreement") with Cornell. Under the Amended Equity Line Agreement, we have the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of our common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered. Cornell is required under the Amended Equity Line Agreement to tender the funds requested by us within two trading days after the five-trading-day period used to determine the market price. Through March 25, 2004 we had received advances of $2,330,000 in the form of notes payable to Cornell. Of the $2,330,000, $2,090,600 was for cash and $239,400 was for fees. Through March 25, 2004 we issued 94,329,023 shares of common stock to Cornell for payment of $1,830,000 in notes payable less deferred offering costs of $44,228.

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


            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    ITEM 8A.

                             CONTROLS AND PROCEDURES

           (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") as of December 31, 2003, has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

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

           Name                Age   Positions

Iehab J. Hawatmeh               37   President, Chief Financial Officer, Secretary and Director of
                                     CirTran Corporation; President of CirTran Corporation (Utah).
                                     Served since July 2000.

Raed Hawatmeh                   39   Director since June 2001.

Trevor Saliba                   29   Director since June 2001.  Senior Vice-President, Sales and Marketing since January 2002.



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

Trevor Saliba. Mr. Saliba has served as a director since June 2001 and was appointed Senior Vice-President, Sales and Marketing in January 2002. In 1997, Mr. Saliba founded Saliba Corporation, a San Francisco construction company, and has served as its president from the founding through June 2002. Prior to 1997, Mr. Saliba was employed as a project engineer for Tutor-Saliba Corporation.

           At this time, the Company does not have an audit committee. The Company's Board of Directors acts as the Company's audit committee. Similarly, the Company's Board of Directors has determined that the Company does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

         In June 2002 Mr. Saliba filed for personal bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California, which has not yet been discharged. The bankruptcy was unrelated to Mr. Saliba's involvement in CirTran.

Compliance with Section 16(a) of the Exchange Act.

           Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003, we are aware of the following untimely filings:

           In April 2003, Iehab Hawatmeh sold a total of fifteen million shares of the Company's common stock which he held directly. The transaction should have been reported on a Form 4. It will be reported on a Form 5 to be filed. Additionally, in February, May, and November 2003 and January 2004, Mr. Iehab Hawatmeh exercised options to purchase shares of the Company's stock and sold the shares received upon exercise of the options. The transactions should have been reported on Forms 4. They will be reported on a Form 5 to be filed.

           In January, March, June, September, and December 2003, Mr. Saliba exercised options to purchase shares of the Company's stock and sold the shares received upon exercise of the options. The transactions should have been reported on Forms 4. They will be reported on a Form 5 to be filed.

           In February 2003 and January 2004, Raed Hawatmeh exercised options to purchase shares of the Company's stock and sold the shares received upon exercise of the options. The transactions should have been reported on Forms 4. They will be reported on a Form 5 to be filed.

Code of Ethics. The Company has not yet adopted a code of ethics. The Board of Directors anticipates that it will adopt a code of ethics during the second quarter of 2004, and that we will file the code of ethics as an exhibit to our second quarterly report.

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


                         ITEM 10. EXECUTIVE COMPENSATION



The following table sets forth certain information regarding the annual and long-term compensation for services to us in all capacities (including Circuit Technologies, Inc.) for the prior fiscal years ended December 31, 2003, 2002, and 2001, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year. The individuals named below received no other compensation of any type, other than as set out below, during the fiscal years indicated.

                Annual Compensation Long-Term Compensation Awards

                                                                                   Restricted
                                                                                      Stock            Stock
Name and                                               Salary       Bonus            Awards           Options          All Other
Principal Position                            Year       ($)         ($)               ($)              (#)           Compensation
------------------                            ------   ---------   ---------       -----------     --------------     ------------
Iehab J. Hawatmeh                               2003    175,000       -                 -            6,500,000             -
      President, Secretary,                     2002    175,000       -                 -            1,850,000             -
      Treasurer and Director                    2001    175,000       -                 -                -                 -
                                                2000    175,000       -                 -                -                 -

Trevor M. Saliba                                2003                  -                 -                                  -
      Sr. Vice President and Director           2002    127,000       -                 -                                  -
        of CirTran Corporation                  2001    118,000       -                 -            3,000,000             -
                                                2000      -           -                 -              500,000             -

Raed S. Hawatmeh                                2003      -           -                 -                                  -
        Director of CirTran Corporation         2002      -           -                 -                                  -
                                                2001      -           -                 -            3,000,000             -
                                                2000      -           -                 -              500,000             -



              Option/SAR Grants in the Year Ended December 31, 2003

---------------------------- -------------------------- -------------------------- ------------------------- ---------------------
                             Number of Securities       %   of   Total    Options
                             Underlying Options/SARs     Granted to Employees in    Exercise or Base Price
Name                             Granted (#)                Fiscal Year                    ($/Sh)               Expiration Date
---------------------------- -------------------------- -------------------------- ------------------------- ---------------------
Iehab Hawatmeh                       6,500,000                   15.95%                 $0.02 - $0.03             Feb - Nov 2008
---------------------------- -------------------------- -------------------------- ------------------------- ---------------------
Trevor Saliba                        3,000,000                    7.36%                 $0.02 - $0.03             Feb - Nov 2008
---------------------------- -------------------------- -------------------------- ------------------------- ---------------------
Raed Hawatmeh                        3,000,000                    7.36%                 $0.02 - $0.03             Feb - Nov 2008
---------------------------- -------------------------- -------------------------- ------------------------- ---------------------

       Aggregated Option/SAR Exercises in the Year Ended December 31, 2003
                    and December 31, 2003 Option/SAR Values

--------------------- -------------------------- -------------------------- ------------------------- --------------------------
                                                                            Number   of   Securities  Value   of    Unexercised
                                                                            Underlying   Unexercised  In-the-Money
                                                                            Options/SARs  at FY  End  Options/SARs   at  FY-End
                                                                            (#)                       ($)
                      Shares     Acquired    on                             Exercisable/              Exercisable/
Name                  Exercise (#)               Value Realized ($)         Unexercisable             Unexercisable
--------------------- -------------------------- -------------------------- ------------------------- --------------------------
Iehab Hawatmeh                6,500,000                  $140,000                      -                      $    -
--------------------- -------------------------- -------------------------- ------------------------- --------------------------
Trevor Saliba                 3,000,000                  $ 65,000                      -                      $    -
--------------------- -------------------------- -------------------------- ------------------------- --------------------------
Raed Saliba                    500,000                   $ 15,000                 1,500,000/0                 $30,000/0
--------------------- -------------------------- -------------------------- ------------------------- --------------------------

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

2002 Stock Plan

The 2002 Stock Plan has been fully distributed.

2003 Stock Plan

In November 2003, our board approved and adopted our 2003 Stock Plan, or the 2003 Plan, subject to shareholder approval. An aggregate of 35,000,000 shares of our common stock are subject to the 2003 Plan, which provides for grants to employees, officers, directors and consultants of both non-qualified (or non-statutory) stock options and "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended). The 2003 Plan also provides for the grant of certain stock purchase rights, which are subject to a purchase agreement between us and the recipient. The purpose of the 2003 Plan is to enable us to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to such persons, and to promote the success of our business.

The 2003 Plan is administered by our board of directors, which designates from time to time the individuals to whom awards are made under the 2003 Plan, the amount of any such award and the price and other terms and conditions of any such award. The 2003 Plan shall continue in effect until the date which is ten years from the date of its adoption by the board of directors, subject to earlier termination by our board. The board may suspend or terminate the 2003 Plan at any time.

The board determines the persons to whom options are granted, the option price, the number of shares to be covered by each option, the period of each option, the times at which options may be exercised and whether the option is an incentive or non-statutory option. No employee may be granted options or stock purchase rights under the 2003 Plan for more than an aggregate of 15,000,000 shares in any given fiscal year. We do not receive any monetary consideration upon the granting of options. Options are exercisable in accordance with the terms of an option agreement entered into at the time of grant.

The board may also award our shares of common stock under the 2003 Plan as stock purchase rights. The board determines the persons to receive awards, the number of shares to be awarded and the time of the award. Shares received pursuant to a stock purchase right are subject to the terms, conditions and restrictions determined by the board at the time the award is made, as evidenced by a restricted stock purchase agreement. As of March 25, 2004, 26,750,000 stock purchase rights have been granted under the 2003 Plan.

                           ITEM 11. SECURITY OWNERSHIP
                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of the 389,913,214 outstanding shares of our common stock which, according to the information supplied to us, were beneficially owned, as of March 25, 2004, by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. None of the individuals listed below own any options or warrants to purchase our common stock.

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


                     Name and Address                             Relationship             Common Shares            Percent of Class

Saliba Private Annuity Trust (1)                                       5%                   52,173,990                   13.38%
115 S. Valley Street                                               Shareholder
Burbank, CA 91505

Roger Kokozyon                                                         5%                   27,715,620                    7.11%
4539 Haskell Avenue                                                Shareholder
Encino, CA 91436

Iehab J. Hawatmeh                                                   Director,               60,048,621(2)                14.29%
4125 South 6000 West                                                 Officer
West Valley City, Utah 84128                                    & 5% Shareholder

Raed Hawatmeh                                                       Director                27,790,530                    7.13%
10989 Bluffside Drive                                                 & 5%
Studio City, CA 91604                                              Shareholder

Trevor Saliba (1)                                                   Director                 1,750,000                     *
13848 Valleyheart Drive
Sherman Oaks, CA 91423

All Officers and Directors as a Group                                                       89,589,151                   21.32%
(3 persons)
-------------------

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

        (2) Includes 30,288,465 shares issuable in connection with an agreement between Mr. Hawatmeh and the Company for cancellation of debt owed to Mr. Hawatmeh. As of the date of this report, the shares had not been issued.

Securities authorized for issuance under equity compensation plans

           The following table sets forth information about the Company's equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under the specified plan through March 25, 2004.

----------------------------------- -------------------------------- --------------------------- --------------------------------
                                                                                                 Number of securities
                                    Number of securities to           Weighted average           remaining available for
                                    be issued upon exercise           exercise price of          future issuance under
                                    of outstanding options,           outstanding options,       equity compensation
Plan Category                       warrants, and rights              warrants, and rights       plans
----------------------------------- -------------------------------- --------------------------- --------------------------------
Equity      compensation     plans
approved by shareholders                         0                              0                            0
----------------------------------- -------------------------------- --------------------------- --------------------------------
Equity   compensation   plans  not
approved by shareholders            2001 Plan:          0 options    2001 Plan:  0 options *     2001 Plan:           0 options

                                    2002 Plan:    537,500 options    2002 Plan:  $0.09/share     2002 Plan:           0 options

                                    2003 Plan:  3,500,000 options    2003 Plan:  $0.01/share     2003 Plan:   8,250,000 options

----------------------------------- -------------------------------- --------------------------- --------------------------------
Total                                           4,037,500                                                     8,250,000
----------------------------------- -------------------------------- --------------------------- --------------------------------

* All options issued under this plan to date have been exercised.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During 2002, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the years ended December 31, 2003 and 2002, the Company was advanced $350,000 and $845,000, respectively, and made cash payments of $875,000 and $156,258, respectively, for an outstanding balance on the bridge loan of $163,742 and $688,742, respectively.

As of December 31, 2001, Iehab Hawatmeh had loaned us a total of $1,390,125. The loans were demand loans, bore interest at 10% per annum and were unsecured. Effective January 14, 2002, we entered into four substantially identical agreements with existing shareholders pursuant to which we issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share for $500,000 in cash and the cancellation of $2,749,090 principal amount of our debt. Two of these agreements were with the Saliba Private Annuity Trust, one of our principal shareholders, and a related entity, the Saliba Living Trust. The Saliba trusts are also principals of Abacas Ventures, Inc., which entity purchased our line of credit in May 2000. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity and Financing Arrangements.") Pursuant to the Saliba agreements, the trusts were issued a total of 26,654,520 shares of common stock in exchange for $500,000 cash and the cancellation of $1,499,090 of debt. We used the $500,000 cash from the sale of the shares for working capital. As a result of this transaction, the percentage of our common stock owned by the Saliba Private Annuity Trust and the Saliba Living Trust increased from approximately 6.73% to approximately 17.76%. Mr. Trevor Saliba, one of our directors and officers, is a passive beneficiary of the Saliba Private Annuity Trust. Pursuant to the other two agreements made in January, we issued an aggregate of 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable by two shareholders, Mr. Iehab Hawatmeh (our president, a director and our principal shareholder) and Mr. Rajai Hawatmeh. Of these shares, 15,333,333 were issued to Iehab Hawatmeh in exchange for the cancellation of $1,150,000 in debt. As a result of this transaction, the percentage of our common stock owned by Mr. Hawatmeh increased from 19.9% to approximately 22.18%.

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

Also, as of December 31, 2003 the company owed I&R Properties, LLC, the previous owner of our principal office and manufacturing facility, a total amount of $374,001 in accrued rent. I&R Properties is a company owned and controlled by individuals who are officers, directors and principal stockholders.

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

21.       Subsidiaries of the Registrant

31.       Certification   of   President   and  Chief   Financial   Officer

32.       Certification pursuant to 18 U.S.C. Section 1350


        We did not file any reports on Form 8-K during the last quarter of 2002.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

           The aggregate fees billed for the fiscal year ended December 31, 2003, for professional services rendered by Hansen Barnett & Maxwell, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2003 and 2002 were $54,975 and $73,876, respectively.

(2) AUDIT-RELATED FEES

           The aggregate fees billed for the fiscal year ended December 31, 2003, for assurance and related services by Hansen Barnett & Maxwell, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2003 and 2002 were $0 and $0, respectively.

(3) TAX FEES

           The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002, for professional services rendered by Hansen Barnett & Maxwell for tax compliance, tax advice, and tax planning, for those fiscal years were $2,000 and $8,675, respectively. Services provided included preparation of federal and state income tax returns.

(4) ALL OTHER FEES

           The aggregate fees billed in each of the fiscal years ended December 31, 2003 and 2002, for products and services provided by Hansen Barnett & Maxwell other than those services reported above, for those fiscal years were $0 and $0, respectively.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

           Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

           Not applicable.


                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CIRTRAN CORPORATION


Date:  April 2, , 2004                    By: /s/ Iehab J. Hawatmeh
                                            ----------------------------------
                                                Iehab J. Hawatmeh, President

           In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/ Iehab J. Hawatmeh
Date:  April 2,  2004                   ------------------------------------
                                        Iehab J. Hawatmeh
                                        President, Chief Financial
                                        Officer and Director

                                        /s/ Raed Hawatmeh
Date:  April 2, 2004                    ------------------------------------
                                        Raed Hawatmeh, Director


                                        /s/ Trevor Saliba
Date:  April 2, 2004                    ------------------------------------
                                        Trevor Saliba, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon are filed as part of this Form 10-KSB:

                                                                                          Page
Report of Independent Certified Public Accountants                                        F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002                              F-3
Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2002      F-4

Consolidated  Statement of Stockholders' Deficit for the Years Ended December 31, 2002
and 2003                                                                                  F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002      F-6

Notes to Consolidated Financial Statements                                                F-8

 HANSEN, BARNETT & MAXWELL
     A Professional Corporation             Registered with the Public Company
     CERTIFIED PUBLIC ACCOUNTANTS               Accounting Oversight Board
                 AND
        BUSINESS CONSULTANTS
      5 Triad Center, Suite 750                 [GRAPHIC OMITTED]
    Salt Lake City, UT 84180-1128
        Phone: (801) 532-2200
         Fax: (801) 532-7944
           www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Directors and the Stockholders
CirTran Corporation


We have audited the accompanying consolidated balance sheets of CirTran Corporation and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                              /s/ Hansen, Barnett & Maxwell


                                                 HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 11, 2004

                       CIRTRAN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BANANCE SHEETS



                                                                    December 31,   December 31,
                                                                       2003           2002
---------------------------------------------------------------  ---------------  --------------
ASSETS
Current Assets
Cash and cash equivalents                                        $     54,135     $         500
Trade accounts receivable, net of allowance for doubtful
accounts of $28,876 and $37,037, respectively                          89,187            37,464
Inventory                                                           1,247,428         1,550,553
Other                                                                 165,091           100,189
---------------------------------------------------------------  ---------------  --------------
Total Current Assets                                                1,555,841         1,688,706
---------------------------------------------------------------  ---------------  --------------

Property and Equipment, Net                                           577,603           865,898

Other Assets, Net                                                      10,390            12,236

Deferred Offering Costs                                                     -            13,475
---------------------------------------------------------------  ---------------  --------------

Total Assets                                                     $  2,143,834     $   2,580,315
---------------------------------------------------------------  ---------------  --------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                         $      9,623     $      19,531
Accounts payable                                                    1,300,597         1,359,723
Accrued liabilities                                                 3,615,264         3,030,970
Current maturities of long-term notes payable                       1,964,021         1,059,987
Notes payable to stockholders                                          31,838            20,376
Notes payable to related parties                                      163,742           688,742
---------------------------------------------------------------  ---------------  --------------
Total Current Liabilities                                           7,085,085         6,179,329
---------------------------------------------------------------  ---------------  --------------

Long-Term Notes Payable, Less Current Maturities                            -           295,083
---------------------------------------------------------------  ---------------  --------------


Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 349,087,699 and 247,184,691
net of 3,000,000 shares held in treasury at no cost at
December 31, 2003 and 2002, respectively                              349,088           247,185
Additional paid-in capital                                         12,924,141        11,089,020
Accumulated deficit                                               (18,214,480)      (15,230,302)
---------------------------------------------------------------  ---------------  --------------
Total Stockholders' Deficit                                        (4,941,251)       (3,894,097)
---------------------------------------------------------------  ---------------  --------------
Total Liabilities and Stockholders' Deficit                      $  2,143,834     $   2,580,315
---------------------------------------------------------------  ---------------  --------------


The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS





For the Years Ended December 31,                                                                2003                     2002
----------------------------------------------------------------------------------  ------------------------  ----------------

Net Sales                                                                           $      1,215,245          $     2,299,668
Cost of Sales                                                                               (854,542)              (1,966,851)
Writedown of carrying value of inventories                                                  (160,000)                       -
----------------------------------------------------------------------------------  ------------------------  ----------------

Gross Profit                                                                                 200,703                  332,817
----------------------------------------------------------------------------------  ------------------------  ----------------

Operating Expenses
Selling, general and administrative expenses                                               2,586,868                2,180,226
Non-cash employee compensation expense                                                       137,500                   25,000
----------------------------------------------------------------------------------  ------------------------  ----------------
Total Operating Expenses                                                                   2,724,368                2,205,226
----------------------------------------------------------------------------------  ------------------------  ----------------

Loss From Operations                                                                      (2,523,665)              (1,872,409)
----------------------------------------------------------------------------------  ------------------------  ----------------

Other Income (Expense)
Interest                                                                                    (460,344)                (437,074)
Other, net                                                                                      (169)                 159,673
----------------------------------------------------------------------------------  ------------------------  ----------------
Total Other Expense, Net                                                                    (460,513)                (277,401)
----------------------------------------------------------------------------------  ------------------------  ----------------

Net Loss                                                                            $     (2,984,178)         $    (2,149,810)
----------------------------------------------------------------------------------  ------------------------  ----------------

Basic and diluted loss per common share                                             $          (0.01)         $         (0.01)
----------------------------------------------------------------------------------  ------------------------  ----------------
Basic and diluted weighted-average
common shares outstanding                                                                277,068,175              208,236,039
----------------------------------------------------------------------------------  ------------------------  ----------------

The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003




                                        Common Stock                        Additional
                                          Number                            Paid-in          Accumulated
                                         of Shares          Amount          Capital            Deficit            Total
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Balance - December 31, 2001               160,951,005      $  160,951     $   5,977,164     $  (13,080,492)   $  (6,942,377)
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Shares issued for cash                      6,666,667           6,667           493,333                  -          500,000
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Shares issued for conversion
of  notes payable                          36,654,519          36,654         2,712,436                  -        2,749,090
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Exercise of stock options
by employees                               10,350,000          10,350           438,650                  -          449,000
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Shares issued for conversion
of notes payable and accrued
interest to related parties                30,000,000          30,000         1,470,000                  -        1,500,000
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Shares issued to placement
agent for equity line of credit             2,562,500           2,563            (2,563)                 -                -
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Net loss                                            -               -                 -         (2,149,810)      (2,149,810)
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Balance - December 31, 2002               247,184,691      $  247,185     $  11,089,020     $  (15,230,302)   $  (3,894,097)
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Shares issued for accrued wages               500,000             500             9,500                  -           10,000
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Shares issued for conversion
of  notes payable to equity
line investor                              64,253,508          64,254         1,071,518                  -        1,135,772
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Options granted to employees,
consultants and attorneys                           -               -           239,227                  -          239,227
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Exercise of stock options
by directors and employees                 33,900,000          33,900           517,600                  -          551,500
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Exercise of stock options by
consultants and attorneys                   3,249,500           3,249            (2,724)                 -              525
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Net loss                                            -               -                 -         (2,984,178)      (2,984,178)
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------
Balance - December 31, 2003               349,087,699      $  349,088     $  12,924,141     $  (18,214,480)   $  (4,941,251)
--------------------------------------  -----------------  -------------  ----------------  ----------------  --------------


The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                                                2003                      2002
--------------------------------------------------------------------------------  ------------------------  -------------------

Cash flows from operating activities
Net loss                                                                          $       (2,984,178)       $       (2,149,810)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                                300,520                   470,849
Provision for loss on trade receivables                                                       (8,161)                        -
Provision for obsolete inventory                                                             160,000                         -
Cash paid for settlement of litigation                                                             -                   (25,000)
Non-cash compensation expense                                                                137,500                    25,000
Amortization of loan costs                                                                   193,400                         -
Note payable issued as settlement of litigation expense                                       62,226                         -
Options issued to attorneys and consultants for services                                     101,727                         -
Payments made on behalf of the Company
as settlement of a sublease agreement                                                              -                  (152,500)
Legal fees paid on behalf of lender                                                                -                  (120,000)
Changes in assets and liabilities:
Trade accounts receivable                                                                    (43,562)                  361,065
Inventories                                                                                  143,125                   194,056
Prepaid expenses and other assets                                                            (63,056)                    2,498
Accounts payable                                                                             (25,077)                 (513,786)
Accrued liabilities                                                                          901,718                   765,480
--------------------------------------------------------------------------------  ------------------------  -------------------

Total adjustments                                                                          1,860,360                 1,007,662
--------------------------------------------------------------------------------  ------------------------  -------------------

Net cash used in operating activities                                                     (1,123,818)               (1,142,148)
--------------------------------------------------------------------------------  ------------------------  -------------------

Cash flows from investing activities
Purchase of property and equipment                                                           (12,225)                   (2,822)
--------------------------------------------------------------------------------  ------------------------  -------------------

Net cash used in investing activities                                                        (12,225)                   (2,822)
--------------------------------------------------------------------------------  ------------------------  -------------------

Cash flows from financing activities
Change in checks written in excess of cash in bank                                            (9,908)                 (140,433)
Proceeds from notes payable to stockholders                                                   41,500                   618,305
Payments on notes payable to stockholders                                                    (30,038)                 (738,054)
Proceeds from notes payable, net of cash paid for offering costs                           1,605,847                   845,000
Principal payments on notes payable                                                         (194,748)                 (363,848)
Proceeds from notes payable to related parties                                               350,000                         -
Payment on notes payable to related parties                                                 (875,000)                        -
Proceeds from exercise of options and warrants to purchase
common stock                                                                                 301,500                   424,000
Exercise of options issued to attorneys and consultants
for services                                                                                     525                         -
Proceeds from issuance of common stock                                                             -                   500,000
--------------------------------------------------------------------------------  ------------------------  -------------------

Net cash provided by financing activities                                                  1,189,678                 1,144,970
--------------------------------------------------------------------------------  ------------------------  -------------------

Net increase in cash and cash equivalents                                                     53,635                         -

Cash and cash equivalents at beginning of year                                                   500                       500
--------------------------------------------------------------------------------  ------------------------  -------------------

Cash and cash equivalents at end of year                                          $           54,135        $              500
--------------------------------------------------------------------------------  ------------------------  -------------------


The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


For the Years Ended December 31,                                                                2003                      2002
--------------------------------------------------------------------------------------  --------------------- -----------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                                                $     54,531          $        152,093

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations                         $     34,049          $        316,762
Common stock issued for notes payable to stockholders                                   $          -          $      1,250,000
Common stock issued for deferred offering costs                                         $          -          $        205,000
Common stock issued upon conversion of notes payable                                    $  1,134,000          $              -
Common stock issued for notes payable to related parties                                $          -          $      2,519,244
Common stock issued for accrued interest payable to
related parties                                                                         $          -          $        479,846
Accrued and deferred offering costs                                                     $          -          $         13,475
Accrued interest converted to notes payable                                             $     57,424          $         52,955
Stock options exercised for settlement of accrued interest
and accrued compensation                                                                $    250,000          $              -
Common stock issued for accrued compensation                                            $     10,000          $              -
Loan costs included in notes payable                                                    $    193,400          $              -



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

Depreciation expense for the years ended December 31, 2003 and 2002 was $300,520 and $470,849.

Impairment of Long-Lived Assets --The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2003, the Company does not consider any of its long-lived assets to be impaired.

Checks Written in Excess of Cash in Bank--Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. These overdrafts are included as a current liability in the balance sheets.

Stock-Based Compensation -- At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note
12. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the years ended December 31, 2003 and 2002, the Company recognized compensation expense relating to stock options and warrants of $137,500 and $25,000, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                              Years Ended December 31,
                                                                     -------------------------------------------
                                                                            2003                   2002
-------------------------------------------------------------------- ----------------------- -------------------
Net loss, as reported                                                $        (2,984,178)    $       (2,149,810)

Add:  Stock-based  employee compensation expense
included in net loss                                                             137,500                 25,000

Deduct:  Total stock-based employee compensation
expense determined under fair value based
method for all awards                                                           (292,247)              (193,387)
-------------------------------------------------------------------- ----------------------- -------------------

Pro forma net loss                                                   $        (3,138,925)    $       (2,318,197)
-------------------------------------------------------------------- ----------------------- -------------------

Basic and diluted loss per common share as reported                  $             (0.01)    $            (0.01)
-------------------------------------------------------------------- ----------------------- -------------------

Basic and diluted loss per common share pro forma                    $             (0.01)    $            (0.01)
-------------------------------------------------------------------- ----------------------- -------------------

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

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Concentrations of Risk --Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2003 and 2002, this allowance was $28,876 and $37,037, respectively.

During the year ended December 2003, sales to two customers accounted for 29 percent and 11 percent of net sales. No individual customer account receivable balance at December 31, 2003 created a concentration of credit risk.

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

Loss Per Share --Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 3,850,500 and zero in potentially issuable common shares at December 31, 2003 and 2002, respectively. The potentially issuable common shares at December 31, 2003 were excluded from the calculation of diluted loss per share because the effects are anti-dilutive.

 Reclassifications -- Certain 2002 amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on the previously reported net loss.

New Accounting Standards - In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the requirements of SFAS 150 in the accompanying financial statements.

In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 sets forth the disclosures required by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the requirements FIN 45 in the accompanying financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $2,984,178 and $2,149,810 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company had an accumulated deficit of $18,214,480 and $15,230,302, respectively, and a total stockholders' deficit of $4,941,251 and $3,894,097, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $1,123,818 and $1,142,148 for the years ended December 31, 2003 and 2002, respectively.

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

Abacas Ventures, Inc. ("Abacas") purchased the Company's line of credit from the lender. During 2002, the Company has entered into agreements whereby the Company has issued common stock to certain principals of Abacas in exchange for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. During 2003 and 2002, the Company successfully converted trade payables of approximately $2,986 and $316,762, respectively, into notes. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. As discussed in Note 10, the Company has entered into an equity line of credit agreement with a private investor. Realization of any proceeds under the equity line of credit is not assured.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                    2003                    2002
------------------------------------------ ------------------------ ----------------------
Raw Materials                              $             1,114,445  $           1,363,276
Work-in-process                                            130,810                170,724
Finished goods                                               2,173                 16,553
------------------------------------------ ------------------------ ----------------------
                                           $             1,247,428  $           1,550,553
------------------------------------------ ------------------------ ----------------------


During 2003, write downs of $160,000 were recorded to reduce items considered obsolete or slow moving to their fair market value.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

                                                                                                Estimated
                                                                                              Service Lives
                                                        2003                 2002                in Years
----------------------------------------------------------------------  ----------------    -------------------
Production equipment                                   $3,146,488            $3,141,993            5-10
Leasehold improvements                                    958,939               958,940            7-10
Office equipment                                          639,375               631,645            5-10
Other                                                     118,029               118,029            3-7
----------------------------------------------------------------------  ----------------
                                                        4,862,831             4,850,607
Less accumulated depreciation
and amortization                                        4,285,228             3,984,709
----------------------------------------------------------------------  ----------------

                                                        $ 577,603             $ 865,898
----------------------------------------------------------------------  ----------------


NOTE 5 - NOTES PAYABLE Notes Payable consist of the following:

Notes Payable
                                                                               2003                    2002
---------------------------------------------------------------------   --------------------    -------------------
Notes payable to Equity Line Investor, no interest,
matures 70 days after issuance, to be paid with
procedes from the equity line of credit.                                $           650,000     $                -

Note payable to a company,  interest at 8.00%, matured
August 2002, collateralized by 3,000,000 shares of
the Company's common stock currently held in
escrow, in default.                                                                 115,875                115,875




                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note payable to a company, due in monthly installments
of $1,323, interest at 8.00%, matures May 2005,
unsecured.                                                                           23,549                      -

Note payable to a company, due in monthly installments
of $5,185, interest at 8.00%, matures September 2004,
unsecured.                                                                           41,484                      -

Note payable to a financial institution, due in monthly
installments of $9,462, interest at 8.61%, matures
April 2004, collateralized by equipment.                                            215,516                258,644

Note payable to a company, due in monthly installments
of $6,256, interest at 8.00%, matured July 2003,
collateralized by equipment, in default.                                            183,429                183,429

Note payable to a financial institution, due in monthly
installments of $9,000, interest at 13.50%, matures
December 2004, collateralized by equipment.                                         161,109                199,023

Note payable to an individual, due in monthly installments
of $12,748, matures February 2006, interest at 10.00%
unsecured, in default.                                                              107,919                107,919

Note payable to a company, due in monthly installments
of $1,972, matures November 2005, interest at 8.00%,
unsecured, in default.                                                               87,632                 87,632

Note payable to an individual, due in monthly installments
of $5,000, interest at a rate of 9.5%, matured May
2000, collateralized by all assets of the Company,
in default.                                                                          85,377                 85,377

Note payable to a finance corporation, due in monthly
installments of $4,127, interest at prime plus 3.00%
(7.25% at December 31, 2002), matures December
2004, collateralized by equipment.                                                   93,832                 92,097

Note payable to a company, due in 18 monthly installments
of $1,460 followed by six monthly installments of
$2,920, interest at 6.00%, matured April 2003,
unsecured, in default.                                                               60,133                 60,133

Note payable to a finance corporation, due in monthly
installments of $2,736, interest at 9.00%, matures
December 2004, collateralized by equipment and
trade accounts receivable.                                                           55,831                 60,005




                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note payable to a finance corporation, due in monthly
installments of $562, interest at 9.00%, matures
December 2004, collateralized by equipment and
trade accounts receivable.                                                                -                 12,252

Note payable to a finance corporation, due in monthly
installments of $637, interest at 9.00%, matures
December 2004, collateralized by equipment and
trade accounts receivable.                                                                -                 13,949

Note payable to a bank, payable on demand, interest
at 10.00%, unsecured.                                                                36,901                 36,901

Note payable to a finance corporation, due in increasing
monthly installments of $50 to $5,443, interest at
12.00%, matures December 2004, collateralized by
equipment and trade accounts receivable.                                             45,434                 41,834
---------------------------------------------------------------------   --------------------    -------------------

Total Notes Payable                                                               1,964,021              1,355,070
Less current maturities                                                          (1,964,021)            (1,059,987)
---------------------------------------------------------------------   --------------------    -------------------

Long-Term Notes Payable                                                 $                 -     $          295,083
---------------------------------------------------------------------   --------------------    -------------------




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

NOTE 6 - LEASES

The Company conducts a substantial portion of its operations utilizing leased facilities consisting of a warehouse and a manufacturing plant. The lease was originally with a related party. In December of 2003, the related party sold the facilities to an unrelated party. The Company entered into a new ten-year lease agreement with an unrelated party.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum lease payments under the operating lease:

Year Ending December 31,
----------------------------------------------------- ------------
2004                                                  $   203,688
2005                                                      203,688
2006                                                      203,688
2007                                                      203,688
2008                                                      203,688
Thereafter                                              1,018,440
----------------------------------------------------- ------------
Total                                                 $ 2,036,880
----------------------------------------------------- ------------


The building lease provides for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $200,492 and $200,992 for 2003 and 2002, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Stockholder Notes Payable --The Company had amounts due to stockholders from two separate notes. The balance due to stockholders at December 31, 2003 and 2002, was $31,838 and $20,376, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent. Unpaid accrued interest was $6,900 and $2,378 at December 31, 2003 and 2002, respectively, and is included in accrued liabilities. These notes are due on demand.

Related Party Notes Payable -- The Company had amounts due to Abacas Ventures, Inc., a related party, under the terms of a note payable and a bridge loan.

During 2002, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the years ended December 31, 2003 and 2002, the Company was advanced $350,000 and $845,000, respectively, and made cash payments of $875,000 and $156,258, respectively, for an outstanding balance on the bridge loan of $163,742 and $688,742, respectively.

The balance due to Abacas related to the note payable was paid in full at December 31, 2002. The note accrued interest at 10%. The amounts owed were due on demand with no required monthly payments. This note was collateralized by assets of the Company. As discussed in Note 10, a significant amount of the Abacas note was converted to shares of the Company's common stock during 2002.

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

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The total principal amount owed to Abacas between the note payable and the bridge loan was $163,742 and $688,742 as of December 31, 2003 and 2002, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was $230,484 and $71,686 as of December 31, 2003 and 2002, respectively, and is included in accrued liabilities.

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

Litigation - During 2000, the Company settled a lawsuit filed by a vendor by issuing 5,281,050 shares of the Company's common stock valued at $324,284, paying $83,000 in cash and issuing two notes payable totaling $239,000. During 2002, the vendor filed a confession of judgement claiming that the Company defaulted on its agreement and claims the 2000 lawsuit was not properly satisfied. At December 31, 2003, the Company owed $60,133 of principal under the terms of the remaining note payable. The Company denies the vendor's claims and intends to vigorously defend itself against the confession of judgement.

During 2003, an investment firm filed suit in the U.S. District Court, District of Utah seeking finders fees, consisting of common stock valued at $350,000 for allegedly introducing the Company to the Equity Line Investor. The case was

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

previously dismissed in a New York court. The Company estimates that the risk of loss is remote, therefore no accrual has been made.

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

During October 1999, a former vendor of the Company brought action against the Company alleging that the Company owed approximately $199,600 for materials and services and pursuant to the terms of a promissory note. The Company entered a settlement agreement under which the Company is to pay $6,256 each month until the obligation and interest thereon are paid. This did not represent the forgiveness of any obligation, but rather the restructuring of the terms of the previous agreement. At December 31, 2003, the Company owed $183,429 for this settlement. The Company has defaulted on its payment obligations under the settlement agreement. Subsequent to year end, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

Judgment was entered in favor of a vendor during March 2002, in the amount of $181,342 for nonpayment of costs of goods or services provided to the Company. At December 31, 2003, the Company had accrued the entire amount of the claim. The Company is currently in settlement negotiations with the vendor.

In December 1999, a vendor of the Company filed a lawsuit that seeks payment in the amount of $44,269 for the cost of goods provided to the Company. The Company admits owing certain amounts to the vendor and has accrued the entire amount claimed as of December 31, 2003. No trial date has been set and the Company is currently negotiating a settlement of these claims.

During 2002, a vendor of the Company filed a lawsuit that seeks payment in the amount of $31,745 for the cost of goods provided to the Company. The Company has accrued the entire amount claimed. No trial date has been set. Subsequent to year end, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

An individual filed suit during January 2001, seeking to recover the principal sum of $135,941, plus interest on a promissory note. The parties are presently negotiating settlement.

During March 2000, a vendor brought suit against the Company under allegations that the Company owed approximately $97,000 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company issued a note payable to the vendor in settlement of the amount owed and is required to pay the vendor $1,972 each month until paid. At December 31, 2003, the Company owed $87,632 on this settlement agreement. The Company is currently in default on this obligation and is currently negotiating a new settlement agreement.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A financial institution brought suit against the Company during February 2000, alleging that the Company owed approximately $439,000 for a loan provided to the Company for the Company's use and benefit. Judgment was entered against the Company and certain guarantors in the amount of $427,292 plus interest at the rate of 8.61% per annum from June 27, 2000. The Company has made payments to the financial institution, reducing the obligation to $215,516 at December 31, 2003, plus interest accruing from January 1, 2002. The Company is in default on this obligation and is negotiating for settlement of the remaining claims.

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

Various vendors have notified the Company that they believe they have claims against the Company totaling $193,604. None of these vendors have filed lawsuits in relation to these claims. The Company has accrued the entire amount of these claims and it is included in accounts payable.

The Company is the defendant in numerous legal actions, primarily resulting from nonpayment of vendor invoices for goods and services received, that it has determined the probability of realizing any loss is remote. The total amount of these legal actions is $159,908. The Company has made no accrual for the legal actions and is currently in the process of negotiating the dismissal of these claims with the various vendors.

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

Accrued Payroll Tax Liabilities -- As of December 31, 2003, the Company had accrued liabilities in the amount of $2,107,930 for delinquent payroll taxes, including interest estimated at $393,311 and penalties estimated at $230,927. Of this amount, approximately $329,739 was due the State of Utah. During 2002, the Company negotiated a monthly payment schedule of $4,000 to the State of Utah, which did not provide for the forgiveness of any taxes, penalties or interest. Approximately $1,767,253 was owed to the Internal Revenue Service as of December

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2003. During 2002, the Company negotiated a payment schedule with respect to this amount, pursuant to which monthly payments of $25,000 were required. The Company is currently renegotiating the terms of the payment schedule with the Internal Revenue Service. Approximately $10,939 was owed to the State of Colorado as of December 31, 2003.

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

NOTE 9 - INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2003 and 2002, are as follows:

                                                                               2003                    2002
---------------------------------------------------------------------   --------------------    -------------------
Deferred Income Tax Assets:
Inventory reserve                                                       $           261,177     $          216,305
Bad debt reserve                                                                     10,771                 13,815
Vacation reserve                                                                     26,177                 17,356
Research and development credits                                                     26,360                 17,979
Net operating loss carryforward                                                   4,460,660              3,443,676
Intellectual property                                                               130,067                144,553
---------------------------------------------------------------------   --------------------    -------------------

Total Deferred Income Tax Assets                                                  4,915,212              3,853,684
Valuation allowance                                                              (4,838,840)            (3,795,179)

Deferred Income Tax Liability - depreciation                                        (76,372)               (58,505)
---------------------------------------------------------------------   --------------------    -------------------

Net Deferred Income Tax Asset                                           $                 -     $                -
---------------------------------------------------------------------   --------------------    -------------------

The Company has sufficient long-term deferred income tax assets to offset the deferred income tax liability related to depreciation. The long-term deferred income tax assets relate to the net operating loss carryforward and the intellectual property.

The Company has sustained net operating losses in both periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit presented for the years ended December 31, 2003 and 2002.

As of December 31, 2003, the Company had net operating loss carryforwards for tax reporting purposes of approximately $11,958,873. These net operating loss

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carryforwards, if unused, begin to expire in 2019. Utilization of approximately $1,193,685 of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership.



The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2003 and 2001:

                                                        2003               2002
------------------------------------------------    --------------    ----------------
Benefit at statuatory rate (34%)                    $    (985,256)    $      (730,935)
Non-deductible expenses                                    37,225              39,752
Change in valuation allowance                           1,043,661             762,129
State tax benefit, net of federal tax benefit             (95,630)            (70,946)
------------------------------------------------    --------------    ----------------
Net Benefit from Income Taxes                       $           -     $             -
------------------------------------------------    --------------    ----------------



NOTE 10 - STOCKHOLDER'S EQUITY

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

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bid price of the Company's common stock over the five trading days after the advance notice is tendered. The maximum amount of any single draw is $85,000

The Equity Line Investor is required under the Equity Line Agreement to tender the funds requested by the Company within two trading days after the five-trading-day period used to determine the market price.

In order to facilitate the issuance of shares of common stock to the Equity Line Investor, the Company placed 100,000,000 shares of common stock into an escrow account held by its transfer agent. All shares issued to the Equity Line Investor are to be issued from these escrowed shares.

In connection with the Equity Line Agreement, the Company issued 2,562,500 shares of the Company's common stock as placement shares at no cost in 2002. The Company also granted registration rights to the Equity Line Investor, in connection with which the Company has filed a registration statement and had it declared effective by the Securities and Exchange Commission.

In order to facilitate the Company's receiving cash proceeds in excess of the single draw limit of $85,000, the Company has entered into a series of note payable agreements with the Equity Line Investor. Rather than receiving cash for each individual put, the proceeds are used to pay down the note payable to the Equity Line Investor. Because the number of shares to be issued is determined based upon the stock price within five days of actual issuance, the shares are deemed to be issued at market and there is no beneficial conversion feature.

During the year ended December 31, 2003, the Company issued $1,830,000 of notes payable to the Equity Line Investor for $1,636,600 cash and $193,400 in fees and offering costs. The notes are due seventy days after issuance and bear no interest. Because of the short term of the notes, no interest rate has been imputed. Should the Company fail to pay the notes in full, within seventy days; the notes will accrue interest at 24% per annum. The Company will use proceeds from the Equity Line Agreement to pay the balance due.

During the year ended December 31, 2003, the Company issued 64,253,508 shares of common stock from the escrowed shares under the Equity Line Agreement in lieu of payments of $1,180,000 on notes payable, which was offset by prior offering costs of $44,228, leaving a balance at December 31, 2003 of $650,000.

Subsequent to December 31, 2003, the Company placed an additional 40,000,000 common shares in escrow to fund conversions related to the Equity Line Agreement and issued 30,0075,575 shares of common stock from the escrowed shares under the Equity Line Agreement as note payable payments of $650,000.

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

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Stock Option Plan - During February 2003, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") with 25,000,000 shares of common stock reserved for issuance there under. Also, during November 2003, the Company adopted the 2003 Stock Option Plan (the "2003 Plan") with 35,000,000 shares of common stock reserved for issuance there under. The Company's Board of Directors administers the plans and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting and exercise prices.

Non-Employee Grants - During 2003, the Company granted options to purchase 5,250,000 shares of common stock to non-employees for services, prepaid services and in settlement of amounts owed for previous services at exercise prices of $0.0001 per share. The options were all five year options and vested on the dates granted. 3,249,500 of these options were exercised for cash proceeds of $525, leaving 2,000,500 options to non-employees outstanding at December 31, 2003.

Employee Grants - During the year ended December 31, 2003, the Company granted options to purchase 40,750,000 shares of common stock to directors and employees of the Company pursuant to the 2002 and 2003 Plans. These options are five year options that vested on the date of grant. The related exercise prices range from $0.01 to $0.14 per share. As of September 30, 2003, the Company had granted 5,000,000 more options under the 2002 Plan than were available under that plan. Prior to December 31, 2003, the Company rescinded the grant of those options through agreements with three option holders. 33,900,000 of these options were exercised during 2003 for $301,500 of cash, $175,000 of accrued interest and $75,000 of accrued compensation, leaving 1,850,000 options outstanding at December 31, 2003.

During the year ended December 31, 2002, the Company granted options to purchase 10,350,000 shares of common stock to certain officers and employees of the Company pursuant to the 2002 and 2001 Plan. These options were five year options and vested on the date of grant. The related exercise prices range from $0.03 to $0.05 per share. During 2002 these options were exercised for $424,000 of cash and $25,000 of non-cash compensation leaving no options outstanding at December 31, 2002.

A summary of the stock option activity for the years ended December 31, 2003 and 2002 is as follows:

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                Weighted Average
                                                                              Shares             Exercise Price
                                                                        --------------------    -------------------
Outstanding at December 31, 2001                                                          -     $                -
Granted                                                                          10,350,000     $             0.04
Exercised                                                                       (10,350,000)                  0.04
                                                                        --------------------    -------------------
Outstanding at December 31, 2002                                                          -                      -
Granted                                                                          46,000,000     $             0.02
Exercised                                                                       (37,149,500)                  0.01
Cancelled                                                                        (5,000,000)                  0.01
                                                                        --------------------    -------------------
Outstanding at December 31, 2003                                                  3,850,500     $             0.02
                                                                        ====================    ===================

Excercisable at December 31, 2002                                                         -     $                -
                                                                        ====================    ===================
Excercisable at December 31, 2003                                                 3,850,500     $             0.02
                                                                        ====================    ===================


The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended 2003 and 2002:

                                                                                       2003                   2002
                                                                        --------------------    -------------------
Expected dividend yield                                                                   -                      -
Risk free interest rate                                                               2.85%                  3.78%
Expected volatility                                                                    338%                   399%
Expected life                                                                     .10 years              .10 years
Weighted average fair value per share                                   $              0.02     $             0.02


A summary of stock option and warrant grants with exercise prices less than, equal to or greater than the estimated market value on the date of grant during the years ended December 31, 2003 and 2002 is as follows:

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Weighted
                                                                                      Weighted                Average
                                                               Options                Average              Fair Value of
                                                               Granted             Exercise Price             Options
                                                         --------------------    -------------------     -------------------
Year Ended - December 31, 2003
Grants with exercise prices less than the estimated
market value of the common stock                                  21,750,000                 $ 0.01                  $ 0.01
Grants with exercise prices equal to the estimated
market value of the common stock                                  23,000,000                 $ 0.02                  $ 0.01
Grants with exercise prices greater than the estimated
market value of the common stock                                   1,250,000                 $ 0.05                     $ -

Year Ended - December 31, 2002
Grants with exercise prices less than the estimated
market value of the common stock                                   2,500,000                 $ 0.03                  $ 0.02
Grants with exercise prices equal to the estimated
market value of the common stock                                   5,850,000                 $ 0.04                  $ 0.02
Grants with exercise prices greater than the estimated
market value of the common stock                                   2,000,000                 $ 0.05                  $ 0.01


A summary of the stock options outstanding and exercisable at December 31, 2003 follows:

          Options Outstanding                                                   Options Exercisable
------------------------------------------------------------------------  ---------------------------------
                                            Weighted-
                                            Average         Weighted                           Weighted-
                                            Remaining       Average                            Average
   Range of               Options           Contractual     Exercise       Number              Exercise
   Exercise Prices        Outstanding       Life            Price          Exercisable         Price
---------------------  ------------------  --------------   ------------  ------------------  -------------
             $0.0001           2,000,500            4.89        $0.0001           2,000,500        $0.0001
               $0.02           1,500,000            4.89          $0.02           1,500,000          $0.02
               $0.14             350,000            0.67          $0.14             350,000          $0.14

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                    Electronics          Ethernet
                                                      Assembly          Technology              Total
---------------------------------------------    -----------------    ----------------    -------------------

                       2003

Sales to external customers                      $      1,050,090     $       165,155     $        1,215,245
Intersegment sales                                         75,814                   -                 75,814
Segment loss                                           (2,762,592)           (221,586)            (2,984,178)
Segment assets                                          1,920,221             223,613              2,143,834
Depreciation and amortization                             295,439               5,081                300,520

                       2002

Sales to external customers                      $      1,838,781     $       460,887     $        2,299,668
Intersegment sales                                        179,451                   -                179,451
Segment loss                                           (1,890,097)           (259,713)            (2,149,810)
Segment assets                                          2,342,881             237,434              2,580,315
Depreciation and amortization                             449,914              20,935                470,849

                      Sales                                                2003                  2002
------------------------------------------------------------------    ----------------    -------------------
Total sales for reportable segments                                   $     1,291,059     $        2,479,119
Elimination of intersegment sales                                             (75,814)              (179,451)
------------------------------------------------------------------    ----------------    -------------------
Consolidated net sales                                                $     1,215,245     $        2,299,668
------------------------------------------------------------------    ----------------    -------------------

                   Total Assets                                            2003                  2002
------------------------------------------------------------------    ----------------    -------------------
Total assets for reportable segments                                  $     2,143,834     $        2,580,315
Adjustment for intersegment amounts                                                 -                      -
------------------------------------------------------------------    ----------------    -------------------
Consolidated total assets                                             $     2,143,834     $        2,580,315
------------------------------------------------------------------    ----------------    -------------------

                       CIRTRAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - REVENUES

All revenue-producing assets are located in North America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales by geographic area are as follows:

                                                                           2003                  2002
------------------------------------------------------------------    ----------------    -------------------
United States of America                                              $     1,206,510     $        2,291,946
Europe/Africa/Middle East                                                       8,735                  7,722
------------------------------------------------------------------    ----------------    -------------------
                                                                      $     1,215,245     $        2,299,668
------------------------------------------------------------------    ----------------    -------------------


NOTE 14 - SUBSEQUENT EVENTS

During January and February 2004, the Company granted options to purchase 10,750,000 shares of common stock to certain employees of the Company and to members of the board of directors pursuant to the 2003 Plan. These options vested on the date of grant. The related exercise price was from $0.01 to $0.015 per share, which was equal to the market value of the common stock on the dates granted. The options are exercisable through 2009. All options granted were exercised. The options were exercised for $55,000 of cash, $11,250 of accrued interest to directors and $42,500 of accrued compensation. The Company estimated the fair value of the options at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes model to determine the fair value of the options to purchase a share of common stock of $0.01: risk-free interest rate of 2.98 to 3.18 percent, dividend yield of 0 percent, volatility of 314 to 317 percent, and expected lives of 0.10 years.

During January and March of 2004, the Company issued $500,000 of additional notes payable to the Equity Line Investor for $454,000 cash and $46,000 in fees and offering costs. The notes are on the same terms as all other notes to the Equity Line Investor as described in Note 10.

Subsequent to December 31, 2003, the Company issued an additional 40,000,000 shares to escrow for future funding of the equity line of credit agreement (see
Note 10).

Subsequent to December 31, 2003, the Company issued 30,075,515 shares of common stock from the escrowed shares under the Equity Line Agreement in lieu of payments of $650,000 on notes payable to the Equity Line Investor.

Subsequent to December 31, 2003, Abacas completed negotiations with several vendors of the Company, whereby Abacas purchased various past due amounts for goods and services provided by vendors, as well as certain notes payable. The total of these obligations was $805,613. The Company has recorded this transaction as a $805,613 non-cash increase to the bridge loan owed to Abacas, pursuant to the terms of the Abacas agreement.