Form 10KSB/A
period 2003-12-31
CIRTRAN CORP
filed 2004-04-05
CIK 813716

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

           In April 2003, Iehab Hawatmeh exchanged a total of 15,333,333 shares of the Company's common stock which he held directly in exchange for personal debt. The transaction should have been reported on a Form 4. It will be reported on a Form 5 to be filed. Additionally, in February, May, and November 2003 and January 2004, Mr. Iehab Hawatmeh exercised options to purchase shares of the Company's stock and sold the shares received upon exercise of the options. The transactions should have been reported on Forms 4. They will be reported on a Form 5 to be filed.

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