Form 10QSB
period 2004-03-31
CIRTRAN CORP
filed 2004-05-21
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004
OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ -----

     The number of shares outstanding of the registrant's common stock as of May 20, 2004: 399,219,310.


Transitional Small Business Disclosure Format (check one): Yes ______   NO  X
                                                                            --

Table of Contents


                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Balance Sheets as of March 31, 2004, (unaudited) and              3
         December 31, 2003

         Statements of Operations for the Three ended                      4
         March 31, 2004, (unaudited) and 2003 (unaudited)

         Statements of Cash Flows for the Three Months ended               5
         March 31, 2004, (unaudited) and 2003 (unaudited)

         Notes to Condensed Consolidated Financial Statements              7
         (unaudited)

Item 2   Management's Discussion and Analysis of or Plan of Operation     17

Item 3   Evaluation of Controls and Procedures                            21

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                22

Item 2   Changes in Securities                                            27

Item 6   Exhibits and Reports on Form 8-K                                 28

Signatures                                                                28

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements of CirTran Corporation and related notes thereto are filed as part of this Form 10-QSB:

                                                                            Page

 Condensed Consolidated Balance Sheets as of March 31, 2004 and
 December 31, 2003                                                           F-2
 Condensed Consolidated Statements of Operations for the Three
 Months March 31, 2004 and 2003                                              F-3

 Condensed Consolidated Statements of Cash Flows for the Three
 Months March 31, 2004 and 2003                                              F-4

 Notes to Condensed Consolidated Financial Statements                        F-6

                       CIRTRAN CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                       March 31,       December 31,
                                                                         2004               2003
                                                                  -----------------    -------------

ASSETS
Current Assets
Cash and cash equivalents                                         $       88,443       $     54,135
Trade accounts receivable, net of allowance for doubtful
accounts of $28,876                                                      278,206             89,187
Inventory                                                              1,483,153          1,247,428
Other                                                                    165,091            165,091
                                                                  -----------------    -------------
Total Current Assets                                                   2,014,893          1,555,841
                                                                  -----------------    -------------

Property and Equipment, Net                                              533,034            577,603

Other Assets, Net                                                         16,555             10,390
                                                                  -----------------    -------------


Total Assets                                                      $    2,564,482       $  2,143,834
                                                                  -----------------    -------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                          $            -       $      9,623
Accounts payable                                                         833,163          1,300,597
Accrued liabilities                                                    3,776,539          3,615,264
Current maturities of long-term notes payable                          2,253,436          1,964,021
Notes payable to stockholders                                              7,086             31,838
Notes payable to related parties                                         257,345            163,742
                                                                  -----------------    -------------
Total Current Liabilities                                              7,127,569          7,085,085
                                                                  -----------------    -------------

Long-Term Notes Payable, Less Current Maturities                               -                  -
                                                                  -----------------    -------------


Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 391,455,709 and 349,087,699
net of 3,000,000 shares held in treasury at no cost at
March 31, 2004 and December 31, 2003, respectively                       391,455            349,088
Additional paid-in capital                                            13,764,525         12,924,141
Accumulated deficit                                                  (18,719,067)       (18,214,480)
                                                                  -----------------    -------------
Total Stockholders' Deficit                                           (4,563,087)        (4,941,251)
                                                                  -----------------    -------------
Total Liabilities and Stockholders' Deficit                       $    2,564,482       $  2,143,834
                                                                  -----------------    -------------

The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



For the Three Months Ended March 31,                     2004                   2003
                                                   ------------------     ----------------

Net Sales                                          $       645,612        $       269,774
Cost of Sales                                             (433,759)              (185,716)
                                                   ------------------     ----------------

Gross Profit                                               211,853                 84,058
                                                   ------------------     ----------------

Operating Expenses
Selling, general and administrative expenses               680,068                555,554
Non-cash employee compensation expense                      33,750                 72,500
                                                   ------------------     ----------------
Total Operating Expenses                                   713,818                628,054
                                                   ------------------     ----------------

Loss From Operations                                      (501,965)              (543,996)
                                                   ------------------     ----------------

Other Income (Expense)
Interest                                                   (81,562)              (110,743)
Other, net                                                     (96)                     -
Gain on forgiveness of debt                                 79,036                      -
                                                   ------------------     ----------------
Total Other Expense, Net                                    (2,622)              (110,743)
                                                   ------------------     ----------------

Net Loss                                           $      (504,587)       $      (654,739)
                                                   ------------------     ----------------

Basic and diluted loss per common share            $            -         $            -
                                                   ------------------     ----------------
Basic and diluted weighted-average
common shares outstanding                              373,825,900            248,129,897
                                                   ------------------     ----------------





The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,                                                          2004                    2003
                                                                               ----------------------   -------------------

Cash flows from operating activities
Net loss                                                                       $          (504,587)     $         (654,739)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                               61,769                  83,295
Loss on disposal of equipment                                                                2,305                       -
Gain on forgiveness of debt                                                                (79,036)                      -
Non-cash compensation expense                                                               33,750                  72,500
Loan costs paid from loan proceeds                                                         136,500                       -
Options issued to attorneys and consultants for services                                    93,701                       -
Changes in assets and liabilities:
Trade accounts receivable                                                                 (189,019)                (45,593)
Inventories                                                                               (235,725)                 27,694
Prepaid expenses and other assets                                                           (6,165)                   (175)
Accounts payable                                                                            36,245                  85,042
Accrued liabilities                                                                        253,187                  84,894
                                                                               ----------------------   -------------------

Total adjustments                                                                          107,512                 307,657
                                                                               ----------------------   -------------------

Net cash used in operating activities                                                     (397,075)               (347,082)
                                                                               ----------------------   -------------------

Cash flows from investing activities
Purchase of property and equipment                                                         (19,505)                 (6,495)
                                                                               ----------------------   -------------------

Net cash used in investing activities                                                      (19,505)                 (6,495)
                                                                               ----------------------   -------------------

Cash flows from financing activities
Change in checks written in excess of cash in bank                                          (9,623)                 60,856
Proceeds from notes payable to stockholders                                                  5,748                  17,914
Payments on notes payable to stockholders                                                  (30,500)                      -
Proceeds from notes payable, net of cash paid for offering costs                         1,363,500                  10,568
Principal payments on notes payable                                                       (179,619)                (33,261)
Proceeds from notes payable to related parties                                             451,223                 100,000
Payment on notes payable to related parties                                             (1,185,141)                      -
Proceeds from exercise of options and warrants to purchase
common stock                                                                                35,000                 197,500
Exercise of options issued to attorneys and consultants
for services                                                                                   300                       -
                                                                               ----------------------   -------------------

Net cash provided by financing activities                                                  450,888                 353,577
                                                                               ----------------------   -------------------

Net increase in cash and cash equivalents                                                   34,308                       -

Cash and cash equivalents at beginning of year                                              54,135                     500
                                                                               ----------------------   -------------------

Cash and cash equivalents at end of year                                        $           88,443      $               500
                                                                               ----------------------   -------------------


The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the Three Months Ended March 31,                                                          2004                    2003
                                                                               --------------------------------------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                                       $            67,292        $         22,543

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations                $           503,679        $              -
Common stock issued for settlement of note payable                             $            30,000        $              -
Common stock issued upon conversion of notes payable                           $           650,000        $              -
Accrued interest converted to notes payable                                    $             9,160        $              -
Stock options exercised for settlement of accrued interest
and accrued compensation                                                       $            40,000        $              -
Note issued for settlement of notes payable and accrued
interest                                                                       $           323,842        $              -




The accompanying notes are an integral part of these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Stock-Based Compensation -- At March 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. The Company accounts for the plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. During the three months ended March 31, 2004 and 2003, the Company recognized compensation expense relating to stock options and warrants of $33,750 and $72,500, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                            Three Months Ended March 31,
                                                                     -------------------------------------------
                                                                            2004                   2003
                                                                     --------------------   --------------------
Net loss, as reported                                                $          (504,587)   $          (654,739)
Add:  Stock-based  employee compensation expense
included in net loss                                                              33,750                 72,500
Deduct:  Total stock-based employee compensation
expense determined under fair value based
method for all awards                                                           (135,473)              (141,665)
                                                                     --------------------   --------------------

Pro forma net loss                                                   $          (606,310)   $          (723,904)
                                                                     --------------------   --------------------

Basic and diluted loss per common share as reported                  $             (0.00)   $             (0.00)
                                                                     --------------------   --------------------

Basic and diluted loss per common share pro forma                    $             (0.00)   $             (0.00)
                                                                     --------------------   --------------------


                         NOTE 2 - REALIZATION OF ASSETS


The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $504,587 and $2,984,178 for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, the Company had an accumulated deficit of $18,719,067 and $18,214,480, respectively, and a total stockholders' deficit of $4,563,087 and $4,941,251, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $426,307 and $1,123,818 for the three months ended March 31, 2004, and the year ended December 31, 2003, respectively.

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

Abacas Ventures, Inc. ("Abacas") purchased the Company's line of credit from the lender. During 2002, the Company entered into agreements whereby the Company has issued common stock to certain principals of Abacas in exchange for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock, and to cure defaults with lenders through forbearance agreements that the Company will be able to service. During the three months ended March 31, 2004, and the year ended December 31, 2003, the Company successfully converted trade payables, notes payable, and accrued interest of approximately $827,521 and $2,986, respectively, into notes. Accrued interest of $17,666 associated with the notes payable was not converted to the note payable with Abacus; therefore, a gain on forgiveness of debt was recorded for $17,666 for the three months ended March 31, 2004. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. As discussed in Note 4, the Company has entered into an equity line of credit agreement with a private investor. Realization of any proceeds under the equity line of credit is not assured.

NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholder Notes Payable -- The Company had amounts due to stockholders from two separate notes. The balance due to stockholders at March 31, 2004, and December 31, 2003, was $7,086 and $31,838, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent. Unpaid accrued interest was $6,929 and $6,900 at March 31, 2004, and December 31, 2003, respectively, and is included in accrued liabilities. These notes are due on demand.

Related Party Notes Payable -- The Company had amounts due to Abacas Ventures, Inc., a related party, under the terms of a note payable and a bridge loan. During 2002, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the three months ended March 31, 2004, and the year ended December 31, 2003, the Company was advanced $451,223 and $350,000, respectively, and made cash payments of $1,185,141 and $875,000, respectively, for an outstanding balance on the bridge loan of $257,355 and $163,742, respectively.

The balance due to Abacas related to the note payable was paid in full at December 31, 2002. The note accrued interest at 10%. The amounts owed were due on demand with no required monthly payments. This note was collateralized by assets of the Company.

The total principal amount owed to Abacas between the note payable and the bridge loan was $257,345 and $163,742 as of March 31, 2004, and December 31, 2003, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was $252,613 and $230,484 as of March 31, 2004, and December 31, 2003, respectively, and is included in accrued liabilities.

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

During 2003, an investment firm filed suit in the U.S. District Court, District of Utah seeking finders fees, consisting of common stock valued at $350,000 for allegedly introducing the Company to the Equity Line Investor. The case was previously dismissed in a New York court. The Company estimates that the risk of loss is remote, therefore no accrual has been made.

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

During October 1999, a former vendor of the Company brought action against the Company alleging that the Company owed approximately $199,600 for materials and services and pursuant to the terms of a promissory note. The Company entered a settlement agreement under which the Company is to pay $6,256 each month until the obligation and interest thereon are paid. This did not represent the forgiveness of any obligation, but rather the restructuring of the terms of the previous agreement. At December 31, 2003, the Company owed $183,429 for this settlement. The Company has defaulted on its payment obligations under the settlement agreement. During the first quarter, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

Judgment was entered in favor of a vendor during March 2002, in the amount of $181,342 for nonpayment of costs of goods or services provided to the Company. At December 31, 2003, the Company had accrued the entire amount of the claim. During the first quarter, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

In December 1999, a vendor of the Company filed a lawsuit that seeks payment in the amount of $44,269 for the cost of goods provided to the Company. The Company admits owing certain amounts to the vendor and has accrued the entire amount claimed as of December 31, 2003. During the first quarter, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

During 2002, a vendor of the Company filed a lawsuit that seeks payment in the amount of $31,745 for the cost of goods provided to the Company. The Company has accrued the entire amount claimed. No trial date has been set. During the first quarter, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

An individual filed suit during January 2001, seeking to recover the principal sum of $135,941, plus interest on a promissory note. The parties are presently negotiating settlement.

During March 2000, a vendor brought suit against the Company under allegations that the Company owed approximately $97,000 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company issued a note payable to the vendor in settlement of the amount owed and is required to pay the vendor $1,972 each month until paid. At December 31, 2003, the Company owed $87,632 on this settlement agreement. During the first quarter, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

A financial institution brought suit against the Company during February 2000, alleging that the Company owed approximately $439,000 for a loan provided to the Company for the Company's use and benefit. Judgment was entered against the Company and certain guarantors in the amount of $427,292 plus interest at the rate of 8.61% per annum from June 27, 2000. The Company has made payments to the financial institution, reducing the obligation to $215,516 at December 31, 2003, plus interest accruing from January 1, 2002. The Company has settled this claim in full as discussed in Note 5.

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

Additionally, in connection with the Company's entering into an Equity Line of Credit Agreement (described in Note 6), the Company granted to the equity line investor (the "Equity Line Investor") registration rights, in connection with which the Company is required to file a registration statement covering the resale of shares put to the Equity Line Investor under the equity line. The Company is also required to keep the registration statement effective until two years following the date of the last advance under the equity line. The Company has filed such registration statement and has had it declared effective by the Securities and Exchange Commission.

Accrued Payroll Tax Liabilities -- As of March 31, 2004, the Company had accrued liabilities in the amount of $2,114,092 for delinquent payroll taxes, including interest estimated at $415,244 and penalties estimated at $230,927. Of this amount, approximately $316,828 was due the State of Utah. During 2002, the Company negotiated a monthly payment schedule of $4,000 to the State of Utah, which did not provide for the forgiveness of any taxes, penalties or interest. Approximately $1,786,325 was owed to the Internal Revenue Service as of March 31, 2004. During 2002, the Company negotiated a payment schedule with respect to this amount, pursuant to which monthly payments of $25,000 were required. The Company is currently renegotiating the terms of the payment schedule with the Internal Revenue Service. Approximately $10,939 was owed to the State of Colorado as of March 31, 2004.

NOTE 5- NOTES PAYABLE

In March 2004, the Company settled a note payable with a financial institution. The outstanding loan balance and accrued interest at the time of settlement was $189,663. The balance was settled for $90,000 in cash and 542,495 shares of common stock valued at $30,000. A gain on forgiveness of debt of $61,370 was recorded on this transaction.

NOTE 6 - STOCKHOLDER'S EQUITY

Common Stock Issuance -- As discussed in Note 5, the Company issued 542,495 shares of common stock valued at $30,000 as part of a settlement agreement for a note payable.

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

In connection with the Equity Line Agreement, the Company issued 2,562,500 shares of the Company's common stock as placement shares at no cost in 2002. The Company also granted registration rights to the Equity Line Investor, in connection with which the Company has filed a registration statement, which was declared effective by the Securities and Exchange Commission. In order to facilitate the Company's receiving cash proceeds in excess of the single draw limit of $85,000, the Company has entered into a series of note payable agreements with the Equity Line Investor. Rather than receiving cash for each individual put, the proceeds are used to pay down the note payable to the Equity Line Investor. Because the number of shares to be issued is determined based upon the stock price within five days of actual issuance, the shares are deemed to be issued at market and there is no beneficial conversion feature.

During the three months ended March 31, 2004, the Company issued $1,500,000 of notes payable to the Equity Line Investor for $1,363,500 cash and $136,500 in fees and offering costs. The notes are due seventy days after issuance and bear no interest. Because of the short term of the notes, no interest rate has been imputed. Should the Company fail to pay the notes in full within seventy days, the notes will accrue interest at 24% per annum. The Company will use proceeds from the Equity Line Agreement to pay the balance due.

During the three months ended March 31, 2004, the Company issued 30,075,515 shares of common stock from the escrowed shares under the Equity Line Agreement in lieu of payments of $650,000 on notes payable, leaving an unpaid principal balance on notes payable at March 31, 2004 of $1,500,000.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation - The Company accounts for stock options issued to directors, officers and employees under APB No. 25 and related interpretations. Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non-employees at their fair value in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Stock Option Plan - During February 2003, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") with 25,000,000 shares of common stock reserved for issuance there under. Also, during November 2003, the Company adopted the 2003 Stock Option Plan (the "2003 Plan") with 35,000,000 shares of common stock reserved for issuance there under. The Company's Board of Directors administers the plans and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting, and exercise prices.

Non-Employee Grants - During the three months ended March 31, 2004, the Company granted options to purchase 3,000,000 shares of common stock to attorneys for services at exercise prices of $0.0001 per share. The options were all five year options and vested on the dates granted. The weighted average fair value of the options on the grant dates was $0.031, which resulted in a fair value of $93,701 which reduced the amount owed for prior services provided. The attorneys exercised the 3,000,000 options for cash proceeds of $300.

Employee Grants - During the three months ended March 31, 2004, the Company granted options to purchase 11,750,000 shares of common stock to directors and employees of the Company pursuant to the 2002 and 2003 Plans. These options are five year options that vested on the date of grant. The related exercise prices range from $0.01 to $0.015 per share. 11,750,000 of these options were exercised during the three months ended March 31, 2004 for $35,000 of cash, $33,750 of compensation and $40,000 of accrued compensation.

A summary of the stock option activity for the three months ended March 31, 2004, is as follows:

                                                                           Shares           Weighted Average
                                                                                            Exercise Price
                                                                     --------------------   --------------------
Outstanding at December 31, 2003                                               3,850,500                      -
Granted                                                                       11,750,000    $              0.01
Exercised                                                                    (11,750,000)                  0.01
Cancelled                                                                              -                      -
                                                                     --------------------   --------------------
Outstanding at March 31, 2004                                                  3,850,500    $              0.02
                                                                     ====================   ====================

Excercisable at March 31, 2004                                                 3,850,500    $              0.02
                                                                     ====================   ====================

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2004:

                                                       2004
                                         -------------------
Expected dividend yield                                   -
Risk free interest rate                               3.05%
Expected volatility                                    317%
Expected life                                     .10 years
Weighted average fair value per share                $ 0.01




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

                                                    Electronics          Ethernet
                                                      Assembly          Technology              Total
                                                   ---------------    ----------------    -------------------

                  March 31, 2004

Sales to external customers                        $      621,614     $        23,998     $          645,612
Intersegment sales                                          8,721                   -                  8,721
Segment loss                                             (443,517)            (61,070)              (504,587)
Segment assets                                          2,334,885             229,597              2,564,482
Depreciation and amortization                              60,845                 924                 61,769

                  March 31, 2003

Sales to external customers                        $      227,511     $        42,263     $          269,774
Intersegment sales                                         16,301                   -                 16,301
Segment loss                                             (598,963)            (55,776)              (654,739)
Segment assets                                          2,273,392             255,297              2,528,689
Depreciation and amortization                              81,846               1,449                 83,295

                                                                                     March 31,
                                                                      ---------------------------------------
                      Sales                                                2004                  2003
                                                                      ----------------    -------------------

Total sales for reportable segments                                   $       654,333     $          286,075
Elimination of intersegment sales                                              (8,721)               (16,301)
                                                                      ----------------    -------------------

Consolidated net sales                                                $       645,612     $          269,774
                                                                      ----------------    -------------------

                                                                                     March 31,
                                                                      ---------------------------------------
                   Total Assets                                            2004                  2003
                                                                      ----------------    -------------------

Total assets for reportable segments                                  $     2,564,482     $        2,528,869
Adjustment for intersegment amounts                                                 -                      -
                                                                      ----------------    -------------------

Consolidated total assets                                             $     2,564,482     $        2,528,869
                                                                      ----------------    -------------------



NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company issued 7,763,601 shares of common stock from the escrowed shares under the Equity Line Agreement in lieu of payments of $500,000 on notes payable to the Equity Line Investor.

On April 1, 2004, the Company settled outstanding notes payable with a finance corporation. The outstanding loan balances and accrued interest at the time of settlement were $194,221. The balance was settled for $75,000 in cash. A gain on forgiveness of debt of $119,221 was recorded on this transaction.

On April 13, 2004, the Company entered into a stock purchase agreement with an unrelated party under which the Company purchased 400,000 shares of the investee's Series B Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $300,000 cash. The Preferred Shares are convertible, at the Company's option, into an equivalent number of shares of investee common stock, subject to adjustment. The Preferred Shares are not redeemable by the investee. As a holder of the Preferred Shares, the Company has the right to vote the number of shares of investee common stock into which the Preferred Shares are convertible at the time of the vote. The investment represents less than a 5% interest in the investee.

The Company and the investee also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services handling most of the investee's manufacturing operations from material procurement to complete finished box-build of all of investee products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party.

On April 14, 2004 an unrelated party filed a claim against the Company alleging that the Company stopped paying amounts due under a note entered into in June 1998. The suit seeks $90,500 plus fees and costs. The Company denies all claims and intends to vigorously defend itself in this matter.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion should be read in conjunction with Managements' Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Overview

We provide a mixture of high- and medium volume turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole and custom injection molded cabling for leading electronics original equipment manufactures ("OEMs") in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing, and post-manufacturing services. Through our subsidiary, Racore Technology Corporation, we design and manufacture Ethernet technology products. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

Significant Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Financial Statements contained in our Annual Report on form 10-KSB/A includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

         Checks Written in Excess of Cash in Bank

Historically, banks have temporarily lent funds to us by paying out more funds than were in our accounts, under existing lines of credit with those banks. Subsequent to May 2000, when Abacas purchased our line of credit obligation, the Company no longer had lines of credit with banks, and those loans were no longer available or made to us. The Company acquired an equity line of credit effective as of June of 2003, described more fully under "Liquidity and Financing Arrangements."

Under our cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. These overdrafts are included as a current liability in the balance sheets.

Related Party Transactions

Certain transactions involving Abacas Ventures, Inc., the Saliba Private Annuity Trust and the Saliba Living Trust are regarded as related party transactions under FAS 57. Disclosure concerning these transactions is set out in this Item 6 under "Liquidity and Capital Resources - Liquidity and Financing Arrangements," and in "Item 5 - Other Information."

Results of Operations - Comparison of Periods Ended March 31, 2004 and 2003

         Sales and Cost of Sales

Net sales increased to $645,612 for the three-month period ended March 31, 2004, as compared to $269,774 during the same period in 2003 for an increase of 139.3%. The first quarter sales increase can be attributed to a several factors, including the strengthening of the overall market economy. Industry wide, we are seeing more OEMs release larger order commitments with extended time tables. The second significant factor directly related to CirTran is our marketing approach. Most contract manufacturers approach customers on a job-by-job basis. CirTran approaches customers on a partner basis. We have developed a program where we can be more effective when we control the material procurement, purchasing, and final assembly, providing the customer a final quality product delivered on time and at a lower market cost. Cost of sales increased by 133.6%, from $185,716 during the three-month period ended March 31, 2003, to $433,759 during the same period in 2004. Our gross profit margin for the three-month period ended March 31, 2004, was 32.8%, up from 31.2% for the same period in 2003. The increase is negligible.

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required.

This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at March 31, 2004, was $1,483,153, as compared to $1,247,248 at December 31, 2003. The increase in inventory is required to facilitate the increase in turnkey sales.

         Selling, General and Administrative Expenses

During the quarter ended March 31, 2004, selling, general and administrative expenses were $680,068 versus $555,554 for the same period in 2003, a 22.4% increase. The increase is substantially the result of increased legal fees, additional equity line fees and an increase in our selling expenses. Selling, general and administrative expenses as a percentage of sales as of March 31, 2004 were 110.6% as compared to 205.9% during the same period in 2003. This decrease is due in part to an increase in sales and better management.

         Interest Expense

Interest expense for quarter ended March 31, 2004, was $81,562 as compared to $110,743 for the same period in 2003, a decrease of 26.4%. This decrease is primarily attributable to an effort to pay off certain debts and settle other debts. As of March 31, 2004, and December 31, 2003, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,114,092 and $2,107,930, respectively.

As a result of the above factors, our overall net loss decreased 22.9% to $504,587 for the quarter ended March 31, 2004, as compared to $654,739 for the quarter ended March 31, 2003. This decrease was in part attributed to a substantial increase in sales with better margins.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $18,719,067 at March 31, 2004, and $18,214,480 at December 31, 2003. Our net operating loss for the quarter ending March 31, 2004, was $504,587, compared to $654,739 for the quarter ended March 31, 2003. Our current liabilities exceeded our current assets by $5,112,676 as of March 31, 2004, and $5,529,244 as of December 31, 2003. The decrease was mostly attributable to decreasing account payables, notes payable, and accrued liabilities. For the three months ended March 31, 2004 and 2003, we had negative cash flows from operations of $426,307 and $347,082, respectively.

         Cash

We had cash on hand of $88,443 at March 31, 2004, and $54,135 at December 31, 2003.

Net cash used in operating activities was $426,307 for the three months ended March 31, 2004. During three months ended March 31, 2004, net cash used in operations was primarily attributable to $504,587 in net losses from operations, partially offset by increases in accrued liabilities of $223,955, and in an increase to inventories of $235,725. The non-cash charges were for depreciation and amortization of $61,295 and loan costs paid from loan proceeds of $136,500.

Net cash used in investing activities during the three months ended March 31, 2004, consisted of equipment purchases of $19,505.

Net cash provided by financing activities was $480,120 during the three months ended March 31, 2004. Principal sources of cash were proceeds of $480,455 from notes payable to related parties, net proceeds from notes payable of $1,363,500, and proceeds from the exercise of options to purchase common stock of $35,000. These proceeds were offset by principal payments on notes payable to related parties in the amount of $1,185,141.

         Accounts Receivable

At March 31, 2004, we had receivables of $278,206, net of a reserve for doubtful accounts of $28,876, as compared to $89,187 at December 31, 2003, net of a reserve of $28,876. This increase was primarily attributed to sales having increased compared to the last two months in 2003.

          Accounts Payable

Accounts payable were $833,163 at March 31, 2004, as compared to $1,300,597 at December 31, 2003. This decrease is primarily attributed to conversions of accounts payable to notes payable in relation to settlements made by Abacas Ventures.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $18,719,067 and a total stockholders' deficit of $4,563,087 at March 31, 2004. As of March 31, 2004, our monthly operating costs and interest expenses averaged approximately $265,000 per month.

Significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. At March 31, 2004, we were in default of notes payable whose principal amount, not including the amount owing to Abacas Ventures, Inc., was approximately $725,000. In addition, the principal amount of notes that either mature in 2004 or are payable on demand was approximately $1,525,000.

In conjunction with our efforts to improve our results of operations, discussed above, we are also actively seeking infusions of capital from investors and are seeking to replace our operating line of credit. It is unlikely that we will be able, in our current financial condition, to obtain additional debt financing; and if we did acquire more debt, we would have to devote additional cash flow to paying the debt and securing the debt with assets. We may therefore have to rely on equity financing to meet our anticipated capital needs. There can be no assurances that we will be successful in obtaining such capital. If we issue additional shares for debt and/or equity, this will dilute the value of our common stock and existing shareholders' positions.

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

During the three months ended March 31, 2004, the Company issued 30,075,515 shares of common stock from the escrowed shares under the Equity Line Agreement in lieu of payments of $650,000 on notes payable, leaving an unpaid principal balance on notes payable at March 31, 2004 of $1,500,000.

Forward-looking statements

All statements made in this report, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of operations and other such matters, are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of parts inventory, creditor actions, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we currently operate. Because of the factors listed above, as well as other factors beyond our control, actual results may differ from those in the forward-looking statements.


Item 3.  Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls, or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

         As of March 31, 2004, the Company had accrued liabilities in the amount of $2,114,092 for delinquent payroll taxes, including interest estimated at $415,244 and penalties estimated at $230,927. Of this amount, approximately $316,828 was due the State of Utah. During the first quarter of 2003, no payments were made to the State of Utah. During the third and fourth quarter of 2003, partial payments were made to the State of Utah. Approximately $1,767,253 was owed to the Internal Revenue Service as of December 31, 2003. The Company, in response to collection notices, filed a due process appeal with the Internal Revenue Service's Appeals Office. The appeal was resolved by an agreement with the Appeals Office that allowed the Company to file an offer in compromise of all federal tax liabilities owed by the Company based on its ability to pay. The Company filed its offer in compromise with the IRS, which has gone through the initial stages of consideration by the IRS and will now be assigned to an IRS offer specialist for consideration. Further, the Utah State Tax Commission has entered into an agreement to allow the Company to pay the liability owing to the State of Utah in equal monthly installments over an extended period of time, yet to be determined. Approximately $10,939 was owed to the State of Colorado as of March 31, 2004.

         We (as successor to Circuit Technology, Inc.) were a defendant in an action in El Paso County, Colorado District Court, brought by Sunborne XII, LLC, a Colorado limited liability company, for alleged breach of a sublease agreement involving facilities located in Colorado. Effective January 18, 2002, we entered into a settlement agreement with Sunborne with respect to the above-described litigation. The settlement agreement required us to pay Sunborne the sum of $250,000. Of this amount, $25,000 was paid upon execution of the agreement, and the balance of $225,000, together with interest at 8% per annum, was payable by July 18, 2002. As security for payment of the balance, we executed and delivered to Sunborne a Confession of Judgment and also issued to Sunborne 3,000,000 shares of our common stock, which are held in escrow and have been treated as treasury stock recorded at no cost. Because, 75% of the balance owing under the agreement was not paid by May 18, 2002, we were required to prepare and file a registration statement to register the resale of the escrowed shares.

         As of May 16, 2003, the Company was in default of its obligations under the settlement agreement with Sunborne, i.e., the total payment due thereunder had not been made, a registration statement with respect to the escrowed shares was not filed, and the Company had not replaced the escrowed shares with registered, free-trading shares as per the terms of the agreement. Accordingly, Sunborne filed a foreign judgment in Salt Lake City and proceeded with execution thereon. The Company is continuing to negotiate with Sunborne in an attempt to settle the remaining obligation.

         Pursuant to a Termination of Sublease Agreement dated as of May 22, 2002 among the Company, Sunborne and other parties, the sublease agreement that was the subject of the Colorado litigation with Sunborne was terminated and a payment of approximately $109,000 was credited against the amount owed by the Company to Sunborne under the settlement agreement. Sunborne has filed a claim that this amount was to be an additional rent expense rather than a payment on the note payable. The Company disputes this claim and intends to vigorously defend the action.

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

         Advanced Component Labs adv. Circuit Technology Corporation Civil No. 990912318, Third Judicial District Court, Salt Lake Department, Salt Lake County, State of Utah. Suit was brought against the Company on or about December 8, 1999, under allegations that the Company owed $44,269.43 for the cost of goods or services provided to the Company for the Company's use and benefit. Claims are asserted for breach of implied contract and unjust enrichment. The parties are presently negotiating a settlement agreement.

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

         Christine Hindenes v. Racore Network, Inc., and CirTran Corporation, Superior Court of California, County of Santa Clara, Civil No. CV811051. Ms. Hindenes brought suit against the Company and Racore for unpaid wages seeking $40,516.44. The parties reached a settlement agreement under which the Company agreed to pay $10,000 in monthly installments of $1,000. The parties also agreed to a confession of judgment in the amount of $52,961, less payments made, which could be entered if the Company defaulted under its obligations under the settlement agreement. The Company made the required payments through March, 2004. The Company and Ms. Hindenes have entered into a settlement agreement, in connection with which Ms. Hindenes has agreed to dismiss the lawsuit with prejudice upon payment by the Company. As of the date of this report, the Company had tendered payment but the suit had not been dismissed.

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

         KPP Family Limited Partnership v. Circuit Technology, Inc., Case No. 040907278, Third Judicial District Court, Salt Lake Department, Salt Lake County, State of Utah. Suit was brought against Circuit Technology alleging that Circuit had stopped paying amounts due under a note entered into in June 1998. The suit seeks $90,500 plus fees and costs. The parties are negotiating final terms of a settlement agreement to resolve this matter.

Item 2.      Changes in Securities

         Recent Sales of Unregistered Securities

Pursuant to the Amended Equity Line of Credit Agreement (discussed above), the Company is entitled to put to the Equity Line Investor, in lieu of repayment of amounts drawn on the Equity Line, shares of the Company's common stock. Although the Company has filed a registration statement to register the resale by the Equity Line Investor of the shares put to it by the Company, the issuances of shares to the Company are made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the shares have been and will be issued to only one investor which has represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. Through May 19, 2004, the company has issued 102,092,624 shares of common stock to the Equity Line Investor in connection with draws on the Equity Line.

Item 5.  Other Information

Broadata Manufacturing Agreement

         On April 13, 2004, the Company entered into a stock purchase agreement with Broadata Communications, Inc., a California corporation ("Broadata") under which the Company purchased 400,000 shares of Broadata Series B Preferred Stock (the "Broadata Preferred Shares") for an aggregate purchase price of $300,000. The Broadata Preferred Shares are convertible, at the Company's option, into an equivalent number of shares of Broadata common stock, subject to adjustment. The Broadata Preferred Shares are not redeemable by Broadata. As a holder of the Broadata Preferred Shares, the Company has the right to vote the number of shares of Broadata common stock into which the Broadata Preferred Shares are convertible at the time of the vote.

         The Company and Broadata also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services handling most of Broadata's manufacturing operations from material procurement to complete finished box-build of all of Broadata's products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party.

Abacas Ventures

         Abacas Ventures, Inc. ("Abacas") purchased the Company's line of credit from the lender. During 2002, the Company entered into agreements whereby the Company has issued common stock to certain principals of Abacas in exchange for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock, and to cure defaults with lenders through forbearance agreements that the Company will be able to service. During the three months ended March 31, 2004, and the year ended December 31, 2003, the Company successfully converted trade payables, notes payable, and accrued interest of approximately $827,521 and $2,986, respectively, into notes. Accrued interest of $17,666 associated with the notes payable was not converted to the note payable with Abacus; therefore, a gain on forgiveness of debt was recorded for $17,666 for the three months ended March 31, 2004. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. As discussed in Note 4, the Company has entered into an equity line of credit agreement with a private investor. Realization of any proceeds under the equity line of credit is not assured.

Item 6.      Exhibits and Reports on Form 8-K

         Reports on Form 8-K: The following reports on Form 8-K were filed by us during the three-month period ended March 31, 2004:

(i) None.

         Exhibits:

     10.1 Preferred Manufacturing Agreement between the Company and Broadata Communications, Inc., dated as of April 13, 2004

     31   Certification

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CIRTRAN CORPORATION

Date:   May 20, 2004               By: /s/ Iehab J. Hawatmeh

                                   Iehab J. Hawatmeh
                                   President and Chief Financial Officer