Form 10KSB/A
period 2003-12-31
CIRTRAN CORP
filed 2004-08-17
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from __________ to
     ______________.

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

The purpose of this amendment to our annual report on Form 10-KSB is to clarify certain matters related to promissory notes and the functioning of our equity line of credit, together with the reclassification of offering costs and interest expense.

                     TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                             Page

Part I

1. Description of Business                                               3

2. Description of Properties                                            11

3. Legal Proceedings                                                    11

4.   Submission of Matters to a Vote of Security Holders                15

Part II

5.   Market for Common Equity and Related Stockholder Matters           15

6.   Management's Discussion and Analysis or Plan of Operation          17

7.    Financial Statements                                              23

8.    Changes in and Disagreements with Accountants on                  23
      Accounting and Financial Disclosure

8A.   Controls and Procedures                                           23

Part III

9.    Directors, Executive Officers, Promoters and Control              23
         Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                            25

11.  Security Ownership of Certain Beneficial Owners and Management     27

12.  Certain Relationships and Related Transactions                     29

13.  Exhibits and Reports on Form 8-K                                   30

14.   Principal Accountant Fees and Services                            32

Signatures                                                              34

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

Corporate Background

Our core business was commenced by Circuit Technology, Inc. ("Circuit"), in 1993 by our president, Iehab Hawatmeh. Circuit enjoyed increasing sales and growth in the subsequent five years, going from $2.0 million in sales in 1994 to $15.4 million in 1998, leading to the purchase of two additional SMT assembly lines in 1998 and the acquisition of Racore Computer Products, Inc., in 1997. During that period, Circuit hired additional management personnel to assist in managing its growth, and Circuit executed plans to expand its operations by acquiring a second manufacturing facility in Colorado. Circuit subsequently determined in early 1999, however, that certain large contracts that accounted for significant portions of our total revenues provided insufficient profit margins to sustain the growth and resulting increased overhead. Furthermore, internal accounting controls then in place failed to apprise management on a timely basis of our deteriorating financial position. During the last several years, we have experienced significant losses, including $2,933,084 in 2001, $2,149,810 in 2002 and $2,910,978 in 2003.

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


Recent Sales of Unregistered Securities

Pursuant to the Equity Line of Credit Agreement (discussed more fully below under "Liquidity and Financing Arrangements"), we are entitled to put to the Equity Line Investor, in lieu of repayment of amounts drawn on the Equity Line, shares of the Company's common stock. Although the Company has filed a registration statement to register the resale by the Equity Line Investor of the shares put to it by the Company, the issuances of shares to the Company are made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the shares have been and will be issued to only one investor which has represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. Through December 31, 2003, we issued 64,253,508 shares of common stock to the Equity Line Investor in connection with draws on the Equity Line. Subsequent to December 31, 2003, and through March 25, 2004, we drew an additional $650,000 under the Equity Line Agreement, and issued 30,075,515 additional shares of common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder.

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



------------------ -------------- ------------------- ------------------ ----------------------
                       Year             Sales           Cost of Sales      Gross Loss/Margin
------------------ -------------- ------------------- ------------------ ----------------------
Electronics            2003                1,050,090         929,800(1)                120,290
Assembly
------------------ -------------- ------------------- ------------------ ----------------------
                       2002                1,838,781          1,673,739                165,042
------------------ -------------- ------------------- ------------------ ----------------------
Ethernet               2003                  165,155             84,742                 80,413
Technology
------------------ -------------- ------------------- ------------------ ----------------------
                       2002                  460,887            293,112                167,775
------------------ -------------- ------------------- ------------------ ----------------------



------------------ -------------- ------------------- ------------------ ----------------------
                       Year             Total           Pre-existing              New
                                        Sales             Customers            Customers
------------------ -------------- ------------------- ------------------ ----------------------
Electronics            2003                1,050,090          1,036,418                 13,672
Assembly
------------------ -------------- ------------------- ------------------ ----------------------
                       2002                1,838,781          1,817,312                 21,469
------------------ -------------- ------------------- ------------------ ----------------------
Ethernet               2003                  165,155            127,040                 38,115
Technology
------------------ -------------- ------------------- ------------------ ----------------------
                       2002                  460,887            338,927                121,960
------------------ -------------- ------------------- ------------------ ----------------------

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

         Selling, General and Administrative Expenses

During the year ended December 31, 2003, selling, general and administrative expenses were $2,402,968 versus $2,180,226 for 2002, a 10.2% increase. The increase was due to an increase in the legal fees and financing fees for our equity line of credit, along with our efforts to aggressively market our products during a period of economic downturn.

         Other Income and Expense

Interest expense for 2003 was $571,044 as compared to $437,074 for 2002, an increase of 30.7%. This increase is primarily attributable to an increase in interest for the accrued liabilities and in delinquent payroll tax liabilities, the penalties on which were previously recorded as part of interest expense. As of December 31, 2003 and 2002, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,107,930 and $2,029,626, respectively.

As of December 31, 2002 there was a gain on the settlement of the sub-lease in Colorado Springs of $152,500, which was the majority of the other income of $159,673 for the year ending December 31, 2002.

As a result of the above factors, our overall net loss increased 35.4% to $2,910,978 for the year ended December 31, 2003, as compared to $2,149,810 for the year ended December 31, 2002.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses and our accumulated deficit was $18,141,280 at December 31, 2003 and was $15,230,302 at December 31, 2002. Our net loss for the year ending December 31, 2003 was $2,910,978, compared to $2,149,810 for the year ending December 31, 2002. Our current liabilities exceeded our current assets by $5,529,244 as of December 31, 2003 and $4,490,623 as of December 31, 2002. The increase in the difference is mostly attributed to an increase in accrued liabilities. For the years ended December 31, 2003 and 2002, we recorded negative cash flows from operations of $1,123,818 and $1,142,148, respectively.

         Cash

We had cash on hand of $54,135 at December 31, 2003 compared to $500 at December 31, 2002. The increase in cash on hand is due to a new cash management system that was established during 2003.

Net cash used in operating activities was $1,123,818 for the fiscal year ended December 31, 2003. During 2003, net cash used in operations was primarily attributable to $2,910,978 in net losses from operations, partially offset by increases in accrued liabilities of $901,718 and in decreases to inventories of $143,125. The non-cash charge was for depreciation and amortization of $300,520.

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

         Liquidity and Financing Arrangements

We sustained substantial losses from operations in 2003 and 2002. We had an accumulated deficit of $18,141,280 and a total stockholders' deficit of $4,915,251 at December 31, 2003. In addition, during 2003 and 2002, we have used, rather than provided, cash in our operations. As of December 31, 2003, our monthly operating costs and interest expenses averaged approximately $265,000 per month.

Since February 2000, we have operated without a line of credit. Abacas Ventures, Inc., an entity whose shareholders include the Saliba Private Annuity Trust, one of our major shareholders (see "Item 11 - Security Ownership of Certain Beneficial Owners and Management") and a related entity, the Saliba Living Trust, purchased our line of credit of $2,792,609, and this amount was converted into a note payable to Abacas bearing an interest rate of 10%. As of December 31, 2001, a total of $2,405,507, plus $380,927 in accrued interest, was owed to Abacas pursuant to this note payable. During 2002, we entered into agreements with the Saliba Private Annuity Trust and the Saliba Living Trust to exchange 19,987,853 shares of our common stock for $1,499,090 in principal amount of this debt and to issue an additional 6,666,667 shares to these trusts for $500,000 cash which was used for working capital for the Company. During December 2002, an additional $1,020,154 of principal and $479,846 of accrued interest owed to Abacas was converted to 30,000,000 shares of our common stock. We issued no common stock to Abacas during 2003. During 2003 and 2002, the Company received $350,000 and $845,000 of cash proceeds under the terms of a bridge loan from Abacas. The Company made principal payments of $875,000 and 156,268 during 2003 and 2002, respectively, on the bridge loan. At December 31, 2003, the balance owed on the bridge loan was $163,742. See "Item 12 - Certain Relationships and Related Transactions."

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

During 2003, we borrowed a total of $1,830,000 from Cornell Capital Partners, LP, pursuant to nine unsecured promissory notes. The loans were made and the notes were issued from June 2003 through December 2003. In lieu of interest, we paid fees at closing to an affiliate of the lender, ranging from 5% to 10% of the amount of the loan. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by us and by the lender and its affiliate. The notes were repayable over periods ranging from 70 days to 131 days. Each of the notes stated that if we did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through December 31, 2003, we directed the repayment of $1,180,000 of these notes from proceeds generated under the Equity Line Agreement, discussed below. At December 31, 2003, the balance owing on these notes was $650,000. All notes were paid when due or before, and at no time did we incur the 24% penalty interest rate.

Subsequent to December 31, 2003, Cornell loaned us an additional $500,000 pursuant to two additional unsecured promissory notes. The loans were made and the notes were issued in January through March 2004, bringing the total aggregate loans from Cornell to $2,330,000. As before, in lieu of interest, we paid fees at closing to an affiliate of the lender, ranging from 4% to 5% of the amount of the loan. The fees were negotiated in each instance and agreed upon by us and by the lender and its affiliate. The notes were repayable over periods of 87 days and 88 days. Each of the notes stated that if we did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Subsequent to December 31, 2003, we directed the repayment of $650,000 on these notes, consisting of the remaining $650,000 owing on the loans made in 2003, from proceeds generated under the Equity Line Agreement, discussed below.

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

In conjunction with efforts to improve the results of operations, discussed above, on November 5, 2002, we entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with Cornell Capital Partners, LP, a private investor ("Cornell"). We subsequently terminated the Equity Line Agreement, and on April 8, 2003, we entered into an amended equity line agreement (the "Amended Equity Line Agreement") with Cornell. Under the Amended Equity Line Agreement, we have the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of our common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered. Cornell is required under the Amended Equity Line Agreement to tender the funds requested by us within two trading days after the five-trading-day period used to determine the market price.

During the year ended December 31, 2003, we drew an aggregate amount of $1,180,000 under the Equity Line Agreement, pursuant to draws on the equity line, net of fees of $47,200 and prior offering costs of $44,228, and issued a total of 64,253,508 shares of common stock to Cornell under the Equity Line Agreement. At our direction, Cornell retained the proceeds of the draws under the Equity Line Agreement and applied them as payments on the notes to Cornell, discussed above.

Pursuant to the Equity Line Agreement, in connection with each draw the Company agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the year ended December 31, 2003 were $73,200. Of these fees, $47,200 was offset against additional paid in capital as shares were issued under the Equity Line Agreement and $26,000 was classified as deferred offering costs at December 31, 2003. These deferred offering costs were offset against additional paid in capital as shares were issued under the Equity Line Agreement subsequent to December 31, 2003.

Subsequent to December 31, 2003, the Company drew an aggregate of $650,000 under the Equity Line Agreement, net of deferred offering costs of $26,000, and issued 30,075,515 shares of common stock to Cornell under the Equity Line Agreement.
At our direction, Cornell retained the proceeds of the draws under the Equity Line Agreement and applied them as payments on the notes to Cornell, discussed above.

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

         In April 2003, Iehab Hawatmeh exchanged a total of 15,333,333 shares of the Company's common stock which he held directly in exchange for forgiveness of personal debt. The transaction should have been reported on a Form 4. It will be reported on a Form 5 to be filed. Additionally, in February, May, and November 2003 and January 2004, Mr. Iehab Hawatmeh exercised options to purchase shares of the Company's stock and sold the shares received upon exercise of the options. The transactions should have been reported on Forms 4. They will be reported on a Form 5 to be filed.

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


                Annual Compensation Long-Term Compensation Awards

                                                                      Restricted
                                                                         Stock         Stock
Name and                                      Salary     Bonus          Awards        Options        All Other
Principal Position                     Year     ($)       ($)             ($)           (#)        Compensation

Iehab J. Hawatmeh                        2003 175,000      -               -         6,500,000           -
      President, Secretary,              2002 175,000      -               -         1,850,000           -
      Treasurer and Director             2001 175,000      -               -             -               -
                                         2000 175,000      -               -             -               -

Trevor M. Saliba                         2003 127,000      -               -         3,000,000           -
      Sr. Vice President and             2002 118,000      -               -          500,000            -
       Director                          2001    -         -               -             -               -
        of CirTran Corporation           2000    -         -               -             -               -

                                         2003    -         -               -         3,000,000           -
Raed S. Hawatmeh                         2002    -         -               -          500,000            -
        Director of CirTran              2001    -         -               -             -               -
Corporation                              2000    -         -               -             -               -

              Option/SAR Grants in the Year Ended December 31, 2003

------------------------ ---------------------- ---------------------- ---------------------- ----------------------

                         Number of  Securities
                         Underlying             %  of  Total  Options
                         Options/SARs           Granted to  Employees  Exercise    or   Base
Name                                            in Fiscal Year         Price ($/Sh)           Expiration Date
                         Granted (#)
------------------------ ---------------------- ---------------------- ---------------------- ----------------------
Iehab Hawatmeh                 6,500,000               15.95%              $0.02 - $0.03         Feb - Nov 2008
------------------------ ---------------------- ---------------------- ---------------------- ----------------------
Trevor Saliba                  3,000,000                7.36%              $0.02 - $0.03         Feb - Nov 2008
------------------------ ---------------------- ---------------------- ---------------------- ----------------------
Raed Hawatmeh                  3,000,000                7.36%              $0.02 - $0.03         Feb - Nov 2008
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

                Aggregated Option/SAR Exercises in the Year Ended
           December 31, 2003 and December 31, 2003 Option/SAR Values

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
                                                                       Number of  Securities  Value of  Unexercised
                                                                       Underlying             In-the-Money
                                                                       Unexercised            Options/SARs       at
                                                                       Options/SARs   at  FY  FY-End ($)
                                                                       End (#)                Exercisable/
                                                                       Exercisable/           Unexercisable
                         Shares   Acquired  on                         Unexercisable
Name                     Exercise (#)           Value Realized ($)
------------------------ ---------------------- ---------------------- ---------------------- ----------------------
Iehab Hawatmeh                 6,500,000              $140,000                   -                     $ -
------------------------ ---------------------- ---------------------- ---------------------- ----------------------
Trevor Saliba                  3,000,000               $65,000                   -                     $ -
------------------------ ---------------------- ---------------------- ---------------------- ----------------------
Raed Saliba                     500,000                $15,000              1,500,000/0             $30,000/0
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

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
10989 Bluffside Drive                                       & 5%
Studio City, CA 91604                                   Shareholder

Trevor Saliba (1)                                         Director             1,750,000                 *
13848 Valleyheart Drive
Sherman Oaks, CA 91423

All Officers and Directors as a Group                                         89,589,151               21.32%
(3 persons)
___________________
     *      Less than 1%.

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

------------------------------ ---------------------------- --------------------------- ----------------------------
                                                                                        Number    of     securities
                               Number of  securities to be  Weighted  average exercise  remaining   available   for
                               issued  upon   exercise  of  price    of    outstanding  future    issuance    under
                               outstanding        options,  options,   warrants,   and  equity compensation plans
Plan Category                  warrants, and rights         rights
------------------------------ ---------------------------- --------------------------- ----------------------------
Equity   compensation   plans
approved by shareholders                  0                           0                          0
------------------------------ ---------------------------- --------------------------- ----------------------------
Equity   compensation   plans
not approved by shareholders   2001 Plan:  0 options        2001 Plan:  0 options *     2001 Plan:   0 options
                               2002 Plan: 537,500 options   2002 Plan:  $0.09/share     2002 Plan:   0 options
                               2003 Plan:3,500,000 options  2003 Plan:  $0.01/share     2003 Plan: 8,250,000 options
------------------------------ ---------------------------- --------------------------- ----------------------------
Total                                   4,037,500                  $0.02/share                   8,250,000
------------------------------ ---------------------------- --------------------------- ----------------------------


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

                                         CIRTRAN CORPORATION


Date:  August 16, 2004            By: /s/ Iehab J. Hawatmeh, President

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  August 16, 2004            /s/ Iehab J. Hawatmeh
                                 Iehab J. Hawatmeh
                                 President, Chief Financial Officer and Director

Date:  August 16, 2004            /s/ Raed Hawatmeh
                                 Raed Hawatmeh, Director

Date:  Augsut 16, 2004            /s/ Trevor Saliba
                                  Trevor Saliba, Director

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

                Consolidated  Statement of Stockholders' Deficit for the Years Ended December 31, 2002
                and 2003                                                                                  F-5

                Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002      F-6

                Notes to Consolidated Financial Statements                                                F-8

HANSEN, BARNETT & MAXWELL
    A Professional Corporation          Registered with the Public Company
  CERTIFIED PUBLIC ACCOUNTANTS          Accounting Oversight Board
              AND
      BUSINESS CONSULTANTS
     5 Triad Center, Suite 750
   Salt Lake City, UT 84180-1128
       Phone: (801) 532-2200
        Fax: (801) 532-7944
          www.hbmcpas.com


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM


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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 1, the accompanying 2003 consolidated financial statements have been restated.


                                              HANSEN, BARNETT & MAXWELL

                                              /s/ Hansen, Barnett & Maxwell

Salt Lake City, Utah
March 11, 2004

                       CIRTRAN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                           December 31, December 31,
                                                                                2003            2002
                                                                        -------------   -------------
                                                                (AS RESTATED - NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents                                               $     54,135    $        500
Trade accounts receivable, net of allowance for doubtful
accounts of $28,876 and $37,037, respectively                                 89,187          37,464
Inventory                                                                  1,247,428       1,550,553
Other                                                                        165,091         100,189
                                                                        -------------   -------------
Total Current Assets                                                       1,555,841       1,688,706
                                                                        -------------   -------------

Property and Equipment, Net                                                  577,603         865,898

Other Assets, Net                                                             10,390          12,236

Deferred Offering Costs                                                       26,000          13,475
                                                                        -------------   -------------

Total Assets                                                            $  2,169,834    $  2,580,315
                                                                        -------------   -------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                                $      9,623    $     19,531
Accounts payable                                                           1,300,597       1,359,723
Accrued liabilities                                                        3,615,264       3,030,970
Current maturities of long-term notes payable                              1,964,021       1,059,987
Notes payable to stockholders                                                 31,838          20,376
Notes payable to related parties                                             163,742         688,742
                                                                        -------------   -------------
Total Current Liabilities                                                  7,085,085       6,179,329
                                                                        -------------   -------------

Long-Term Notes Payable, Less Current Maturities                                   -         295,083
                                                                        -------------   -------------


Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 349,087,699 and 247,184,691
net of 3,000,000 shares held in treasury at no cost at
December 31, 2003 and 2002, respectively                                     349,088         247,185
Additional paid-in capital                                                12,876,941      11,089,020
Accumulated deficit                                                      (18,141,280)    (15,230,302)
                                                                        -------------   -------------
Total Stockholders' Deficit                                               (4,915,251)     (3,894,097)
                                                                        -------------   -------------
Total Liabilities and Stockholders' Deficit                             $  2,169,834    $  2,580,315
                                                                        -------------   -------------



                 The accompanying notes are an integral part of
                          these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended December 31,                                                              2003                   2002
                                                                              ---------------------   --------------------
                                                                             (AS RESTATED - NOTE 1)
Net Sales                                                                     $          1,215,245    $         2,299,668
Cost of Sales                                                                             (854,542)            (1,966,851)
Writedown of carrying value of inventories                                                (160,000)                     -
                                                                              ---------------------   --------------------

Gross Profit                                                                               200,703                332,817
                                                                              ---------------------   --------------------

Operating Expenses
Selling, general and administrative expenses                                             2,402,968              2,180,226
Non-cash employee compensation expense                                                     137,500                 25,000
                                                                              ---------------------   --------------------
Total Operating Expenses                                                                 2,540,468              2,205,226
                                                                              ---------------------   --------------------

Loss From Operations                                                                    (2,339,765)            (1,872,409)
                                                                              ---------------------   --------------------

Other Income (Expense)
Interest                                                                                  (571,044)              (437,074)
Other, net                                                                                    (169)               159,673
                                                                              ---------------------   --------------------
Total Other Expense, Net                                                                  (571,213)              (277,401)
                                                                              ---------------------   --------------------

Net Loss                                                                      $         (2,910,978)   $        (2,149,810)
                                                                              ---------------------   --------------------

Basic and diluted loss per common share                                       $              (0.01)   $             (0.01)
                                                                              ---------------------   --------------------
Basic and diluted weighted-average
common shares outstanding                                                              277,068,175            208,236,039
                                                                              ---------------------   --------------------



                 The accompanying notes are an integral part of
                          these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

                                     Common Stock                    Additional
                                    ------------------------------
                                        Number                        Paid-in        Accumulated
                                       of Shares        Amount        Capital          Deficit          Total
                                    ---------------- ------------- --------------- ---------------- --------------

Balance - December 31, 2001             160,951,005  $    160,951  $    5,977,164  $   (13,080,492) $  (6,942,377)

Shares issued for cash                    6,666,667         6,667         493,333                -        500,000

Shares issued for conversion
of  notes payable                        36,654,519        36,654       2,712,436                -      2,749,090

Exercise of stock options
by employees                             10,350,000        10,350         438,650                -        449,000

Shares issued for conversion
of notes payable and accrued
interest to related parties              30,000,000        30,000       1,470,000                -      1,500,000

Shares issued to placement
agent for equity line of credit           2,562,500         2,563          (2,563)               -              -

Net loss                                          -             -               -       (2,149,810)    (2,149,810)
                                    ---------------- ------------- --------------- ---------------- --------------

Balance - December 31, 2002             247,184,691  $    247,185  $   11,089,020  $   (15,230,302) $  (3,894,097)
                                    ---------------- ------------- --------------- ---------------- --------------

Shares issued for accrued wages             500,000           500           9,500                -         10,000

Shares issued for to equity line
investor, net of fees (as
restated - Note 1)                       64,253,508        64,254       1,024,318                -      1,088,572

Options granted to employees,
consultants and attorneys                         -             -         239,227                -        239,227

Exercise of stock options
by directors and employees               33,900,000        33,900         517,600                -        551,500

Exercise of stock options by
consultants and attorneys                 3,249,500         3,249          (2,724)               -            525

Net loss (as restated Note 1)                     -             -               -       (2,910,978)    (2,910,978)
                                    ---------------- ------------- --------------- ---------------- --------------

Balance - December 31, 2003
(As restated - Note 1)                  349,087,699  $    349,088  $   12,876,941  $   (18,141,280) $  (4,915,251)
                                    ---------------- ------------- --------------- ---------------- --------------




                 The accompanying notes are an integral part of
                          these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31,                                                                 2003                    2002
                                                                               -----------------------    --------------------
                                                                                (As restated - Note 1)

Cash flows from operating activities
Net loss                                                                       $           (2,910,978)    $        (2,149,810)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                                 300,520                 470,849
Provision for loss on trade receivables                                                        (8,161)                      -
Provision for obsolete inventory                                                              160,000                       -
Cash paid for settlement of litigation                                                              -                 (25,000)
Non-cash compensation expense                                                                 137,500                  25,000
Loan costs and fees in lieu of interest on notes payable                                      120,200                       -
Note payable issued as settlement of litigation expense                                        62,226                       -
Options issued to attorneys and consultants for services                                      101,727                       -
Payments made on behalf of the Company
as settlement of a sublease agreement                                                               -                (152,500)
Legal fees paid on behalf of lender                                                                 -                (120,000)
Changes in assets and liabilities:
Trade accounts receivable                                                                     (43,562)                361,065
Inventories                                                                                   143,125                 194,056
Prepaid expenses and other assets                                                             (63,056)                  2,498
Accounts payable                                                                              (25,077)               (513,786)
Accrued liabilities                                                                           901,718                 765,480
                                                                               -----------------------    --------------------

Total adjustments                                                                           1,787,160               1,007,662
                                                                               -----------------------    --------------------

Net cash used in operating activities                                                      (1,123,818)             (1,142,148)
                                                                               -----------------------    --------------------

Cash flows from investing activities
Purchase of property and equipment                                                            (12,225)                 (2,822)
                                                                               -----------------------    --------------------

Net cash used in investing activities                                                         (12,225)                 (2,822)
                                                                               -----------------------    --------------------

Cash flows from financing activities
Change in checks written in excess of cash in bank                                             (9,908)               (140,433)
Proceeds from notes payable to stockholders                                                    41,500                 618,305
Payments on notes payable to stockholders                                                     (30,038)               (738,054)
Proceeds from notes payable, net of cash paid for costs                                     1,605,847                 845,000
Principal payments on notes payable                                                          (194,748)               (363,848)
Proceeds from notes payable to related parties                                                350,000                       -
Payment on notes payable to related parties                                                  (875,000)                      -
Proceeds from exercise of options and warrants to purchase
common stock                                                                                  301,500                 424,000
Exercise of options issued to attorneys and consultants
for services                                                                                      525                       -
Proceeds from issuance of common stock                                                              -                 500,000
                                                                               -----------------------    --------------------

Net cash provided by financing activities                                                   1,189,678               1,144,970
                                                                               -----------------------    --------------------

Net increase in cash and cash equivalents                                                      53,635                       -

Cash and cash equivalents at beginning of year                                                    500                     500
                                                                               -----------------------    --------------------

Cash and cash equivalents at end of year                                       $               54,135     $               500
                                                                               -----------------------    --------------------




                 The accompanying notes are an integral part of
                          these financial statements.

                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



For the Years Ended December 31,                                                                 2003                    2002
                                                                               -----------------------    --------------------
                                                                               (As restated - Note 1)
Supplemental disclosure of cash flow information
Cash paid during the period for interest                                       $               54,531     $           152,093

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations                $               34,049     $           316,762
Common stock issued for notes payable to stockholders                          $                    -     $         1,250,000
Common stock issued for deferred offering costs                                $                    -     $           205,000
Common stock issued for which the Company directed the
proceeds to be applied as payment of notes payable                             $            1,134,000     $                 -
Common stock issued for notes payable to related parties                       $                    -     $         2,519,244
Common stock issued for accrued interest payable to
related parties                                                                $                    -     $           479,846
Accrued and deferred offering costs                                            $                    -     $            13,475
Accrued interest converted to notes payable                                    $               57,424     $            52,955
Stock options exercised for settlement of accrued interest
and accrued compensation                                                       $              250,000     $                 -
Common stock issued for accrued compensation                                   $               10,000     $                 -
Loan costs included in notes payable                                           $              120,200     $                 -
Fees withheld from notes payable for Equity Line Agreement                     $               47,200     $                 -
Deferred offering costs withheld from notes payable proceeds                   $               26,000     $                 -








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

                                                                              Years Ended December 31,
                                                                     -------------------------------------------
                                                                            2003                   2002
                                                                     --------------------   --------------------
Net loss, as reported                                                $        (2,910,978)   $        (2,149,810)
Add:  Stock-based  employee compensation expense
included in net loss                                                             137,500                 25,000
Deduct:  Total stock-based employee compensation
expense determined under fair value based
method for all awards                                                           (292,247)              (193,387)
                                                                     --------------------   --------------------

Pro forma net loss                                                   $        (3,065,725)   $        (2,318,197)
                                                                     --------------------   --------------------

Basic and diluted loss per common share as reported                  $             (0.01)   $             (0.01)
                                                                     --------------------   --------------------

Basic and diluted loss per common share pro forma                    $             (0.01)   $             (0.01)
                                                                     --------------------   --------------------



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

Concentrations of Risk -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2003 and 2002, this allowance was $28,876 and $37,037, respectively.

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

Loss Per Share -- Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 3,850,500 and zero in potentially issuable common shares at December 31, 2003 and 2002, respectively. The potentially issuable common shares at December 31, 2003 were excluded from the calculation of diluted loss per share because the effects are anti-dilutive.

 Reclassifications -- Certain 2002 amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on the previously reported net loss.

New Accounting Standards -- In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the requirements of SFAS 150 in the accompanying financial statements.

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


Restatement of Financial Statements -- The Company has reclassified offering costs related to the Equity Line of Credit from selling, general and administrative expenses to additional paid-in capital and interest expense related to notes payable to the Equity Line Investor related to selling, general and administrative expenses (see Notes 5 and 10) for the year ended December 31, 2003. The effects of the restatement were as follows:


                                                   As Previously         Effect of                As
                                                      Reported          Restatement            Restated
                                                   ---------------    ----------------    -------------------

For the Year Ended December 31, 2003
Selling, general and administrative expense        $    2,586,868     $      (183,900)    $        2,402,968
Loss from operations                                    2,523,665            (183,900)             2,339,765
Interest expense                                          460,344             110,700                571,044
Net loss                                                2,984,178             (73,200)             2,910,978
Basic and diluted loss per common share                      0.01                   -                   0.01


As of December 31, 2003
Deferred offering costs                            $            -     $        26,000     $           26,000
Total assets                                            2,143,834              26,000              2,169,834
Additional paid in capital                             12,924,141             (47,200)            12,876,941
Accumulated deficit                                   (18,214,480)             73,200            (18,141,280)
Total stockholders' deficit                            (4,941,251)             26,000             (4,915,251)



NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $2,910,978 and $2,149,810 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company had an accumulated deficit of $18,141,280 and $15,230,302, respectively, and a total stockholders' deficit of $4,915,251 and $3,894,097, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $1,123,818 and $1,142,148 for the years ended December 31, 2003 and 2002, respectively.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

                         2003               2002
                    ---------------    ----------------
Raw materials       $    1,114,445     $     1,363,276
Work-in process            130,810             170,724
Finished goods               2,173              16,553
                    ---------------    ----------------
                    $    1,247,428     $     1,550,553
                    ---------------    ----------------


During 2003, write downs of $160,000 were recorded to reduce items considered obsolete or slow moving to their fair market value.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

                                                                                              Estimated
                                                                                            Service Lives
                                                        2003               2002                in Years
                                                   ---------------    ----------------    -------------------
Production equipment                               $    3,146,488     $     3,141,993            5-10
Leasehold improvements                                    958,939             958,940            7-10
Office equipment                                          639,375             631,645            5-10
Other                                                     118,029             118,029            3-7
                                                   ---------------    ----------------
                                                        4,862,831           4,850,607
Less accumulated depreciation
and amortization                                        4,285,228           3,984,709
                                                   ---------------    ----------------

                                                   $      577,603     $       865,898
                                                   ---------------    ----------------

NOTE 5 - NOTES PAYABLE

Notes Payable consist of the following:

Notes Payable
                                                                            2003                   2002
                                                                     --------------------   --------------------

Notes payable to Equity Line Investor, no periodic interest,
matures 70 to 131 days after issuance, (See below).                  $           650,000    $                 -

Note payable to a company,  interest at 8.00%, matured
August 2002, collateralized by 3,000,000 shares of
the Company's common stock currently held in
escrow, in default.                                                              115,875                115,875

Note payable to a company, due in monthly installments
of $1,323, interest at 8.00%, matures May 2005,
unsecured.                                                                        23,549                      -

Note payable to a company, due in monthly installments
of $5,185, interest at 8.00%, matures September 2004,
unsecured.                                                                        41,484                      -

Note payable to a financial institution, due in monthly
installments of $9,462, interest at 8.61%, matures
April 2004, collateralized by equipment.                                         215,516                258,644

Note payable to a company, due in monthly installments
of $6,256, interest at 8.00%, matured July 2003,
collateralized by equipment, in default.                                         183,429                183,429

Note payable to a financial institution, due in monthly
installments of $9,000, interest at 13.50%, matures
December 2004, collateralized by equipment.                                      161,109                199,023

Note payable to an individual, due in monthly installments
of $12,748, matures February 2006, interest at 10.00%
unsecured, in default.                                                           107,919                107,919

Note payable to a company, due in monthly installments
of $1,972, matures November 2005, interest at 8.00%,
unsecured, in default.                                                            87,632                 87,632




Note payable to an individual, due in monthly installments
of $5,000, interest at a rate of 9.5%, matured May
2000, collateralized by all assets of the Company,
in default.                                                                       85,377                 85,377

Note payable to a finance corporation, due in monthly
installments of $4,127, interest at prime plus 3.00%
(7.25% at December 31, 2002), matures December
2004, collateralized by equipment.                                                93,832                 92,097

Note payable to a company, due in 18 monthly installments
of $1,460 followed by six monthly installments of
$2,920, interest at 6.00%, matured April 2003,
unsecured, in default.                                                            60,133                 60,133

Note payable to a finance corporation, due in monthly
installments of $2,736, interest at 9.00%, matures
December 2004, collateralized by equipment and
trade accounts receivable.                                                        55,831                 60,005

Note payable to a finance corporation, due in monthly
installments of $562, interest at 9.00%, matures
December 2004, collateralized by equipment and
trade accounts receivable.                                                             -                 12,252

Note payable to a finance corporation, due in monthly
installments of $637, interest at 9.00%, matures
December 2004, collateralized by equipment and
trade accounts receivable.                                                             -                 13,949

Note payable to a bank, payable on demand, interest
at 10.00%, unsecured.                                                             36,901                 36,901

Note payable to a finance corporation, due in increasing
monthly installments of $50 to $5,443, interest at
12.00%, matures December 2004, collateralized by
equipment and trade accounts receivable.                                          45,434                 41,834
                                                                     --------------------   --------------------

Total Notes Payable                                                            1,964,021              1,355,070
Less current maturities                                                       (1,964,021)            (1,059,987)
                                                                     --------------------   --------------------

Long-Term Notes Payable                                              $                 -    $           295,083
                                                                     --------------------   --------------------

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

Notes Payable to Equity Line Investor -- During 2003, the Company borrowed a total of $1,830,000 from Cornell Capital Partners, LP, pursuant to nine unsecured promissory notes. The loans were made and the notes were issued from June 2003 through December 2003. In lieu of interest, the Company paid fees to the lender, ranging from 5% to 10%, of the amount of the loan. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by the Company and by the lender and its affiliate. The notes were repayable over periods ranging from 70 days to 131 days. Each of the notes stated that if the Company did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through December 31, 2003, the Company directed the repayment of $1,180,000 of these notes from proceeds generated under the Equity Line Agreement, discussed in Note 10 below. At December 31, 2003, the balance owing on these notes was $650,000. All notes were paid when due or before, and at no time did the Company incur the 24% penalty interest rate.

Subsequent to December 31, 2003, Cornell loaned the Company an additional $500,000 pursuant to two additional unsecured promissory notes. The loans were made and the notes were issued in January through March 2004, bringing the total aggregate loans from Cornell to $2,330,000. As before, in lieu of interest, the Company paid fees to the lender, ranging from 4% to 5%, of the amount of the loan. The fees were negotiated in each instance and agreed upon by the Company and by the lender and its affiliate. The notes were repayable over periods of 87 days and 88 days. Each of the notes stated that if the Company did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Subsequent to December 31, 2003, the Company directed the repayment of $650,000 of these notes, consisting of the remaining $650,000 owing on the loans made in 2003, from proceeds generated under the Equity Line Agreement, discussed in Note 10 below.

NOTE 6 - LEASES

The Company conducts a substantial portion of its operations utilizing leased facilities consisting of a warehouse and a manufacturing plant. The lease was originally with a related party. In December of 2003, the related party sold the facilities to an unrelated party. The Company entered into a new ten-year lease agreement with an unrelated party.

The following is a schedule of future minimum lease payments under the operating lease:

Year Ending December 31,
                                                   ---------------
2004                                               $      203,688
2005                                                      203,688
2006                                                      203,688
2007                                                      203,688
2008                                                      203,688
Thereafter                                              1,018,440
                                                   ---------------
Total                                              $    2,036,880
                                                   ---------------


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

NOTE 9 - INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2003 and 2002, are as follows:

                                                                            2003                   2002
                                                                     --------------------   --------------------
Deferred Income Tax Assets:
Inventory reserve                                                    $           261,177    $           216,305
Bad debt reserve                                                                  10,771                 13,815
Vacation reserve                                                                  26,177                 17,356
Research and development credits                                                  26,360                 17,979
Net operating loss carryforward                                                4,465,571              3,443,676
Intellectual property                                                            130,067                144,553
                                                                     --------------------   --------------------

Total Deferred Income Tax Assets                                               4,920,123              3,853,684
Valuation allowance                                                           (4,843,751)            (3,795,179)

Deferred Income Tax Liability - depreciation                                     (76,372)               (58,505)
                                                                     --------------------   --------------------

Net Deferred Income Tax Asset                                        $                 -    $                 -
                                                                     --------------------   --------------------


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

As of December 31, 2003, the Company had net operating loss carryforwards for tax reporting purposes of approximately $11,972,039. These net operating loss carryforwards, if unused, begin to expire in 2019. Utilization of approximately $1,193,685 of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2003 and 2001:

                                                        2003               2002
                                                   ---------------    ----------------
Benefit at statuatory rate (34%)                   $     (989,733)    $      (730,935)
Non-deductible expenses                                    37,225              39,752
Change in valuation allowance                           1,048,572             762,129
State tax benefit, net of federal tax benefit             (96,064)            (70,946)
                                                   ---------------    ----------------

Net Benefit from Income Taxes                      $            -     $             -
                                                   ---------------    ----------------

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

Equity Line of Credit Agreement - In conjunction with efforts to improve the results of operations, discussed above, on November 5, 2002, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with Cornell Capital Partners, LP, a private investor ("Cornell"). The Company subsequently terminated the Equity Line Agreement, and on April 8, 2003, the Company entered into an amended equity line agreement (the "Amended Equity Line Agreement") with Cornell. Under the Amended Equity Line Agreement, the Company has the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of the Company's common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered. Cornell is required under the Amended Equity Line Agreement to tender the funds requested by the Company within two trading days after the five-trading-day period used to determine the market price.

During the year ended December 31, 2003, the Company drew an aggregate amount of $1,180,000 under the Equity Line Agreement, pursuant to draws on the equity line, net of fees of $47,200 and prior offering costs of $44,228, and issued a total of 64,253,508 shares of common stock to Cornell under the Equity Line Agreement. At the Company's direction, Cornell retained the proceeds of the draws under the Equity Line Agreement and applied them as payments on the notes to Cornell, discussed in Note 5 above.

Pursuant to the Equity Line Agreement, in connection with each draw the Company agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the year ended December 31, 2003 were $73,200. Of these payments, $47,200 was offset against additional paid in capital as shares were issued under the Equity Line Agreement and $26,000 was classified as deferred offering costs at December 31, 2003. These deferred offering costs were offset against additional paid in capital as shares were issued under the Equity Line Agreement subsequent to December 31, 2003.

Subsequent to December 31, 2003, the Company drew an aggregate of $650,000 under the Equity Line Agreement, net of deferred offering costs of $26,000, and issued 30,075,515 shares of common stock to Cornell under the Equity Line Agreement.
At the Company's direction, Cornell retained the proceeds of the draws under the Equity Line Agreement and applied them as payments on the notes to Cornell, discussed in Note 5 above.

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

A summary of the stock option activity for the years ended December 31, 2003 and 2002 is as follows:

                                                                           Shares           Weighted Average
                                                                                             Exercise Price
                                                                     --------------------   --------------------
Outstanding at December 31, 2001                                                       -    $                 -
Granted                                                                       10,350,000    $              0.04
Exercised                                                                    (10,350,000)                  0.04
                                                                     --------------------   --------------------
Outstanding at December 31, 2002                                                       -                      -
Granted                                                                       46,000,000    $              0.02
Exercised                                                                    (37,149,500)                  0.01
Cancelled                                                                     (5,000,000)                  0.01
                                                                     --------------------   --------------------
Outstanding at December 31, 2003                                               3,850,500    $              0.02
                                                                     ====================   ====================

Excercisable at December 31, 2002                                                      -    $                 -
                                                                     ====================   ====================
Excercisable at December 31, 2003                                              3,850,500    $              0.02
                                                                     ====================   ====================


The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended 2003 and 2002:


                                                         2003                   2002
                                          --------------------   --------------------
Expected dividend yield                                     -                      -
Risk free interest rate                                 2.85%                  3.78%
Expected volatility                                      338%                   399%
Expected life                                       .10 years              .10 years
Weighted average fair value per share                  $ 0.02                 $ 0.02


A summary of stock option and warrant grants with exercise prices less than, equal to or greater than the estimated market value on the date of grant during the years ended December 31, 2003 and 2002 is as follows:

                                                                                                             Weighted
                                                                                     Weighted                Average
                                                               Options                Average             Fair Value of
                                                               Granted            Exercise Price             Options
                                                         --------------------   --------------------    -------------------
Year Ended - December 31, 2003
Grants with exercise prices less than the estimated
market value of the common stock                                  21,750,000                 $ 0.01                 $ 0.01
Grants with exercise prices equal to the estimated
market value of the common stock                                  23,000,000                 $ 0.02                 $ 0.01
Grants with exercise prices greater than the estimated
market value of the common stock                                   1,250,000                 $ 0.05                    $ -

Year Ended - December 31, 2002
Grants with exercise prices less than the estimated
market value of the common stock                                   2,500,000                 $ 0.03                 $ 0.02
Grants with exercise prices equal to the estimated
market value of the common stock                                   5,850,000                 $ 0.04                 $ 0.02
Grants with exercise prices greater than the estimated
market value of the common stock                                   2,000,000                 $ 0.05                 $ 0.01


A summary of the stock options outstanding and exercisable at December 31, 2003 follows:

          Options Outstanding                                                   Options Exercisable
------------------------------------------------------------------------  ---------------------------------
                                           Weighted-
                                           Average           Weighted-                        Weighted-
                                           Remaining         Average                          Average
Range of                Options            Contractual       Exercise     Number              Exercise
Exercise Price          Outstanding        Life              Price        Exercisable         Price
---------------------  ------------------  --------------   ------------  ------------------  -------------
             $0.0001           2,000,500            4.89        $0.0001           2,000,500        $0.0001
               $0.02           1,500,000            4.89          $0.02           1,500,000          $0.02
               $0.14             350,000            0.67          $0.14             350,000          $0.14

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

                                                    Electronics          Ethernet
                                                      Assembly          Technology              Total
                                                   ------------------   ------------------    ---------------

                       2003

Sales to external customers                        $    1,050,090       $     165,155         $    1,215,245
Intersegment sales                                         75,814                   -                 75,814
Segment loss                                           (2,689,392)           (221,586)            (2,910,978)
Segment assets                                          1,946,221             223,613              2,169,834
Depreciation and amortization                             295,439               5,081                300,520

                       2002

Sales to external customers                        $    1,838,781       $     460,887         $    2,299,668
Intersegment sales                                        179,451                   -                179,451
Segment loss                                           (1,890,097)           (259,713)            (2,149,810)
Segment assets                                          2,342,881             237,434              2,580,315
Depreciation and amortization                             449,914              20,935                470,849



                      Sales                                                2003                  2002
                                                                      ----------------    -------------------
Total sales for reportable segments                                   $     1,291,059     $        2,479,119
Elimination of intersegment sales                                             (75,814)              (179,451)
                                                                      ----------------    -------------------
                                                                      ----------------    -------------------

Consolidated net sales                                                $     1,215,245     $        2,299,668
                                                                      ----------------    -------------------

                   Total Assets                                            2003                  2002
                                                                      ----------------    -------------------

Total assets for reportable segments                                  $     2,169,834     $        2,580,315
Adjustment for intersegment amounts                                                 -                      -
                                                                      ----------------    -------------------

Consolidated total assets                                             $     2,169,834     $        2,580,315
                                                                      ----------------    -------------------

NOTE 13 - REVENUES

All revenue-producing assets are located in North America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales by geographic area are as follows:

                                       2003                  2002
                              --------------------    -------------------

United States of America      $         1,206,510     $        2,291,946
Europe/Africa/Middle East                   8,735                  7,722
                              --------------------    -------------------
                              $         1,215,245     $        2,299,668
                              --------------------    -------------------


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