Form 10QSB/A
period 2004-03-31
CIRTRAN CORP
filed 2004-08-18
CIK 813716

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


(801) 963-5112
(Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No
                        -----    ----

The number of shares outstanding of the registrant's common stock as of May 20, 2004: 399,219,310.


Transitional Small Business Disclosure Format (check one): Yes ______   NO  X
                                                                            --

The purpose of this amendment to our quarterly report on Form 10-QSB is to clarify certain matters related to promissory notes and the functioning of our equity line of credit, together with the reclassification of offering costs and interest expense.

Table of Contents


                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Balance Sheets as of March 31, 2004, (unaudited) and            3
         December 31, 2003

         Statements of Operations for the Three ended                    4
         March 31, 2004, (unaudited) and 2003 (unaudited)

         Statements of Cash Flows for the Three Months ended             5
         March 31, 2004, (unaudited) and 2003 (unaudited)

         Notes to Condensed Consolidated Financial Statements            7
         (unaudited)

Item 2   Management's Discussion and Analysis of or Plan of Operation   17

Item 3   Evaluation of Controls and Procedures                          21

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                              22

Item 2   Changes in Securities                                          27

Item 6   Exhibits and Reports on Form 8-K                               28

Signatures                                                              28

                       CIRTRAN CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                                      March 31,      December 31,
                                                                           2004              2003
                                                                  --------------   ---------------
                                                                  (As Restated
                                                                    - Note 1)
ASSETS
Current Assets
Cash and cash equivalents                                         $      88,443    $       54,135
Trade accounts receivable, net of allowance for doubtful
accounts of $28,876                                                     278,206            89,187
Inventory                                                             1,483,153         1,247,428
Other                                                                   165,091           165,091
                                                                  --------------   ---------------
Total Current Assets                                                  2,014,893         1,555,841
                                                                  --------------   ---------------

Property and Equipment, Net                                             533,034           577,603

Other Assets, Net                                                        16,555            10,390
Deferred Offering Costs                                                  60,000            26,000
                                                                  --------------   ---------------


Total Assets                                                      $   2,624,482    $    2,169,834
                                                                  --------------   ---------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                          $           -    $        9,623
Accounts payable                                                        833,163         1,300,597
Accrued liabilities                                                   3,776,539         3,615,264
Current maturities of long-term notes payable                         2,253,436         1,964,021
Notes payable to stockholders                                             7,086            31,838
Notes payable to related parties                                        257,345           163,742
                                                                  --------------   ---------------
Total Current Liabilities                                             7,127,569         7,085,085
                                                                  --------------   ---------------

Long-Term Notes Payable, Less Current Maturities                              -                 -
                                                                  --------------   ---------------


Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 391,455,709 and 349,087,699
net of 3,000,000 shares held in treasury at no cost at
March 31, 2004 and December 31, 2003, respectively                      391,455           349,088
Additional paid-in capital                                           13,691,325        12,876,941
Accumulated deficit                                                 (18,585,867)      (18,141,280)
                                                                  --------------   ---------------
Total Stockholders' Deficit                                          (4,503,087)       (4,915,251)
                                                                  --------------   ---------------
Total Liabilities and Stockholders' Deficit                       $   2,624,482    $    2,169,834
                                                                  --------------   ---------------


The accompanying notes are an integral part of these financial statements.
                                      F-2

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,                                                          2004                   2003
                                                                              ---------------------   --------------------
                                                                              (As Restated - Note 1)

Net Sales                                                                     $            645,612    $           269,774
Cost of Sales                                                                             (433,759)              (185,716)
                                                                              ---------------------   --------------------

Gross Profit                                                                               211,853                 84,058
                                                                              ---------------------   --------------------

Operating Expenses
Selling, general and administrative expenses                                               545,068                555,554
Non-cash employee compensation expense                                                      33,750                 72,500
                                                                              ---------------------   --------------------
Total Operating Expenses                                                                   578,818                628,054
                                                                              ---------------------   --------------------

Loss From Operations                                                                      (366,965)              (543,996)
                                                                              ---------------------   --------------------

Other Income (Expense)
Interest                                                                                  (156,562)              (110,743)
Other, net                                                                                     (96)                     -
Gain on forgiveness of debt                                                                 79,036                      -
                                                                              ---------------------   --------------------
Total Other Expense, Net                                                                   (77,622)              (110,743)
                                                                              ---------------------   --------------------

Net Loss                                                                      $           (444,587)   $          (654,739)
                                                                              ---------------------   --------------------

Basic and diluted loss per common share                                       $              (0.00)   $             (0.00)
                                                                              ---------------------   --------------------
Basic and diluted weighted-average
common shares outstanding                                                              373,825,900            248,129,897
                                                                              ---------------------   --------------------





The accompanying notes are an integral part of these financial statements.
                                      F-3

                       CIRTRAN CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,                                                          2004                    2003
                                                                               --------------------    --------------------
                                                                               (As Restated - Note 1)

Cash flows from operating activities
Net loss                                                                       $          (444,587)    $          (654,739)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                               61,769                  83,295
Loss on disposal of equipment                                                                2,305                       -
Gain on forgiveness of debt                                                                (79,036)                      -
Non-cash compensation expense                                                               33,750                  72,500
Loan costs and interest paid from loan proceeds                                             76,500                       -
Options issued to attorneys and consultants for services                                    93,701                       -
Changes in assets and liabilities:
Trade accounts receivable                                                                 (189,019)                (45,593)
Inventories                                                                               (235,725)                 27,694
Prepaid expenses and other assets                                                           (6,165)                   (175)
Accounts payable                                                                            36,245                  85,042
Accrued liabilities                                                                        253,187                  84,894
                                                                               --------------------    --------------------

Total adjustments                                                                           47,512                 307,657
                                                                               --------------------    --------------------

Net cash used in operating activities                                                     (397,075)               (347,082)
                                                                               --------------------    --------------------

Cash flows from investing activities
Purchase of property and equipment                                                         (19,505)                 (6,495)
                                                                               --------------------    --------------------

Net cash used in investing activities                                                      (19,505)                 (6,495)
                                                                               --------------------    --------------------

Cash flows from financing activities
Change in checks written in excess of cash in bank                                          (9,623)                 60,856
Proceeds from notes payable to stockholders                                                  5,748                  17,914
Payments on notes payable to stockholders                                                  (30,500)                      -
Proceeds from notes payable                                                              1,363,500                  10,568
Principal payments on notes payable                                                       (179,619)                (33,261)
Proceeds from notes payable to related parties                                             451,223                 100,000
Payment on notes payable to related parties                                             (1,185,141)                      -
Proceeds from exercise of options and warrants to purchase
common stock                                                                                35,000                 197,500
Exercise of options issued to attorneys and consultants
for services                                                                                   300                       -
                                                                               --------------------    --------------------

Net cash provided by financing activities                                                  450,888                 353,577
                                                                               --------------------    --------------------

Net increase in cash and cash equivalents                                                   34,308                       -

Cash and cash equivalents at beginning of year                                              54,135                     500
                                                                               --------------------    --------------------

Cash and cash equivalents at end of year                                       $            88,443     $               500
                                                                               --------------------    --------------------


The accompanying notes are an integral part of these financial statements.
                                      F-4

                       CIRTRAN CORPORATION AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


For the Three Months Ended March 31,                                                          2004                    2003
                                                                               --------------------    --------------------
                                                                               (As Restated - Note 1)
Supplemental disclosure of cash flow information

Cash paid during the period for interest                                       $            67,292     $            22,543

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations                $           503,679     $                 -
Common stock issued for settlement of note payable                             $            30,000     $                 -
Common stock issuance in which proceeds were retained
  as payment of notes payable                                                  $           650,000     $                 -
Accrued interest converted to notes payable                                    $             9,160     $                 -
Stock options exercised for settlement of accrued interest
and accrued compensation                                                       $            40,000     $                 -
Note issued for settlement of notes payable and accrued
interest                                                                       $           323,842     $                 -
Fees withheld from notes payable for Equity Line Agreement                     $            26,000     $                 -
Deferred offering costs withheld from notes payable proceeds                   $            60,000     $                 -




The accompanying notes are an integral part of these financial statements.
                                      F-5

                       CIRTRAN CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB/A. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.


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

                                                                            Three Months Ended March 31,
                                                                     -------------------------------------------
                                                                            2004                   2003
                                                                     --------------------   --------------------
Net loss, as reported                                                $          (444,587)   $          (654,739)
Add:  Stock-based  employee compensation expense
included in net loss                                                              33,750                 72,500
Deduct:  Total stock-based employee compensation
expense determined under fair value based
method for all awards                                                           (135,473)              (141,665)
                                                                     --------------------   --------------------
Pro forma net loss                                                   $          (546,310)   $          (723,904)
                                                                     --------------------   --------------------
Basic and diluted loss per common share as reported                  $             (0.00)   $             (0.00)
                                                                     --------------------   --------------------
Basic and diluted loss per common share pro forma                    $             (0.00)   $             (0.00)
                                                                     --------------------   --------------------



Restatement of Financial Statements -- The Company has reclassified offering costs related to the Equity Line of Credit from selling, general and administrative expenses to additional paid-in capital and interest expense related to notes payable to the Equity Line Investor from selling, general and administrative expenses (see Notes 5 and 6) for the three months ended March 31, 2004.The effects of the restatement were as follows:

                                                   As Previously         Effect of                As
                                                      Reported          Restatement            Restated
                                                   ---------------    ----------------    -------------------

For the Three Months Ended March 31, 2004
Selling, general and administrative expense        $      680,068     $      (135,000)    $          545,068
Loss from operations                                      501,965            (135,000)               366,965
Interest expense                                           81,562              75,000                156,562
Net loss                                                  504,587             (60,000)               444,587
Basic and diluted loss per common share                         -                   -                      -

As of March 31, 2004
Deferred offering costs                            $            -     $        60,000     $           60,000
Total assets                                            2,564,482              60,000              2,624,482
Additional paid in capital                             13,764,525             (73,200)            13,691,325
Accumulated deficit                                   (18,719,067)            133,200            (18,585,867)
Total stockholders' deficit                            (4,563,087)             60,000             (4,503,087)



NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $444,587 and $2,910,978 for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, the Company had an accumulated deficit of $18,585,867 and $18,141,280, respectively, and a total stockholders' deficit of $4,503,087 and $4,915,251, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $397,075 and $1,123,818 for the three months ended March 31, 2004, and the year ended December 31, 2003, respectively.

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

During 2002, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the three months ended March 31, 2004, and the year ended December 31, 2003, the Company was advanced $451,223 and $350,000, respectively, and made cash payments of $1,185,141 and $875,000, respectively, for an outstanding balance on the bridge loan of $257,345 and $163,742, respectively.

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

Notes Payable to Equity Line Investor -- At December 31, 2003, the Company owed $650,000 to Cornell Capital Partners, LP, pursuant to prior unsecured promissory notes. During the three months ended March 31, 2004, the Company borrowed an additional $1,500,000 from Cornell, pursuant to three additional unsecured promissory notes. In lieu of interest, the Company paid fees at closing of 5% of the loan amount to an affiliate of the lender. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by the Company and by the lender and its affiliate. The notes were repayable over periods ranging from 88 days to 132 days. Each of the notes stated that if the Company did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through March 31, 2004, the Company directed the repayment of $650,000 of these notes from proceeds generated under the Amended Equity Line Agreement, discussed in Note 6 below. At March 31, 2004, the balance owing on these notes was $1,500,000. All notes were paid when due or before, and at no time did the Company incur the 24% penalty interest rate.

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

During the three months ended March 31, 2004, the Company drew an aggregate amount of $650,000 under the Amended Equity Line Agreement, pursuant to draws on the equity line, net of fees of $26,000, and issued a total of 30,075,515 shares of common stock to Cornell under the Amended Equity Line Agreement. At the Company's direction, Cornell retained the proceeds of the draws under the Amended Equity Line Agreement and applied them as payments on the notes to Cornell, discussed in Note 5 above.

Pursuant to the Amended Equity Line Agreement, in connection with each draw the Company agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the three months ended March 31, 2004 were $60,000. These fees were classified as deferred offering costs at March 31, 2004. These deferred offering costs were offset against additional paid-in capital as shares were issued under the Amended Equity Line Agreement subsequent to March 31, 2004.

Subsequent to March 31, 2004, the Company drew an aggregate of $500,000 under the Amended Equity Line Agreement, net of deferred offering costs of $20,000 which were included in the deferred offering costs at March 31, 2004, and issued 7,763,601 shares of common stock to Cornell under the Amended Equity Line Agreement. At the Company's direction, Cornell applied the proceeds of the draws under the Amended Equity Line Agreement as payments on the notes to Cornell, discussed in Note 5 above.


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
                                    ====================   ====================


The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2004:

                                                            2004
                                             --------------------
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

                                                    Electronics          Ethernet
                                                      Assembly          Technology              Total
                                                   ---------------    ----------------    -------------------

                  March 31, 2004

Sales to external customers                        $      621,614     $        23,998     $          645,612
Intersegment sales                                          8,721                   -                  8,721
Segment loss                                             (383,517)            (61,070)              (444,587)
Segment assets                                          2,394,885             229,597              2,624,482
Depreciation and amortization                              60,845                 924                 61,769

                  March 31, 2003

Sales to external customers                        $      227,511     $        42,263     $          269,774
Intersegment sales                                         16,301                   -                 16,301
Segment loss                                             (598,963)            (55,776)              (654,739)
Segment assets                                          2,273,392             255,297              2,528,689
Depreciation and amortization                              81,846               1,449                 83,295

                                                                                     March 31,
                                                                  -------------------------------------------
                      Sales                                                2004                  2003
                                                                  --------------------    -------------------

Total sales for reportable segments                               $           654,333     $          286,075
Elimination of intersegment sales                                              (8,721)               (16,301)
                                                                  --------------------    -------------------

Consolidated net sales                                            $           645,612     $          269,774
                                                                  --------------------    -------------------

                                                                                     March 31,
                                                                  -------------------------------------------
                   Total Assets                                            2004                  2003
                                                                  --------------------    -------------------

Total assets for reportable segments                              $         2,624,482     $        2,528,869
Adjustment for intersegment amounts                                                 -                      -
                                                                  --------------------    -------------------

Consolidated total assets                                         $         2,624,482     $        2,528,869
                                                                  --------------------    -------------------


NOTE 9 - SUBSEQUENT EVENTS

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

In connection with the purchase of the Preferred Shares, the Company and the investee also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services handling most of the investee's manufacturing operations from material procurement to complete finished box-build of all of investee products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party.

On April 14, 2004 an unrelated party filed a claim against the Company alleging that the Company stopped paying amounts due under a note entered into in June 1998. The suit seeks $90,500 plus fees and costs. The Company denies all claims and intends to vigorously defend itself in this matter.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion should be read in conjunction with Managements' Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

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

         Selling, General and Administrative Expenses

During the quarter ended March 31, 2004, selling, general and administrative expenses were $545,068 versus $555,554 for the same period in 2003, a 1.9% decrease. The decrease was very nominal. Selling, general and administrative expenses as a percentage of sales as of March 31, 2004 were 84.4% as compared to 205.9% during the same period in 2003. This decrease is due in part to an increase in sales and better management.

         Interest Expense

Interest expense for quarter ended March 31, 2004, was $156,562 as compared to $110,743 for the same period in 2003, an increase of 41.4%. The increase is primarily due to interest expense related to notes payable to the Equity Line Investor. As of March 31, 2004, and December 31, 2003, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,114,092 and $2,107,930, respectively.

As a result of the above factors, our overall net loss decreased 32.1% to $444,587 for the quarter ended March 31, 2004, as compared to $654,739 for the quarter ended March 31, 2003. This decrease was in part attributed to a substantial increase in sales with better margins.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $18,585,867 at March 31, 2004, and $18,141,280 at December 31, 2003. Our net operating loss for the quarter ending March 31, 2004, was $444,587, compared to $654,739 for the quarter ended March 31, 2003. Our current liabilities exceeded our current assets by $5,112,676 as of March 31, 2004, and $5,529,244 as of December 31, 2003. The decrease was mostly attributable to decreasing account payables, and in increase in accounts receivable and inventory. For the three months ended March 31, 2004 and 2003, we had negative cash flows from operations of $397,075 and $347,082, respectively.

         Cash

We had cash on hand of $88,443 at March 31, 2004, and $54,135 at December 31, 2003.

Net cash used in operating activities was $397,075 for the three months ended March 31, 2004. During three months ended March 31, 2004, net cash used in operations was primarily attributable to $444,587 in net losses from operations, partially offset by increases in accrued liabilities of $253,187. The non-cash charges were for depreciation and amortization of $61,769 and loan costs and interest paid from loan proceeds of $76,500.

Net cash used in investing activities during the three months ended March 31, 2004, consisted of equipment purchases of $19,505.

Net cash provided by financing activities was $450,888 during the three months ended March 31, 2004. Principal sources of cash were proceeds of $451,223 from notes payable to related parties, proceeds from notes payable of $1,363,500, and proceeds from the exercise of options to purchase common stock of $35,000. These proceeds were offset by principal payments on notes payable to related parties in the amount of $1,185,141.

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

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $18,585,867 and a total stockholders' deficit of $4,503,087 at March 31, 2004. As of March 31, 2004, our monthly operating costs and interest expenses averaged approximately $265,000 per month.

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

Notes Payable to Equity Line Investor -- At December 31, 2003, we owed $650,000 to Cornell Capital Partners, LP, pursuant to prior unsecured promissory notes. During the three months ended March 31, 2004, we borrowed an additional $1,500,000 from Cornell, pursuant to three additional unsecured promissory notes. In lieu of interest, we paid fees at closing of 5% of the loan amount to an affiliate of the lender. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by us and by the lender and its affiliate. The notes were repayable over periods ranging from 88 days to 132 days. Each of the notes stated that if we did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through March 31, 2004, we directed the repayment of $650,000 of these notes from proceeds generated under the Amended Equity Line Agreement, discussed below. At March 31, 2004, the balance owing on these notes was $1,500,000. All notes were paid when due or before, and at no time did we incur the 24% penalty interest rate.

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

In conjunction with efforts to improve the results of our operations, discussed above, on November 5, 2002, we entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with Cornell Capital Partners, LP, a private investor ("Cornell"). We subsequently terminated the Equity Line Agreement, and on April 8, 2003, we entered into an amended equity line agreement (the "Amended Equity Line Agreement") with Cornell. Under the Amended Equity Line Agreement, we have the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of our common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered. Cornell is required under the Amended Equity Line Agreement to tender the funds requested by us within two trading days after the five-trading-day period used to determine the market price.

During the three months ended March 31, 2004, we drew an aggregate amount of $650,000 under the Equity Line Agreement, pursuant to draws on the equity line, net of fees of $26,000, and issued a total of 30,075,515 shares of common stock to Cornell under the Amended Equity Line Agreement. At our direction, Cornell retained the proceeds of the draws under the Amended Equity Line Agreement and applied them as payments on the notes to Cornell, discussed above.

Pursuant to the Amended Equity Line Agreement, in connection with each draw, we agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the three months ended March 31, 2004 were $60,000. These fees were classified as deferred offering costs at March 31, 2004. These deferred offering costs were offset against additional paid-in capital as shares were issued under the Amended Equity Line Agreement subsequent to March 31, 2004.

Subsequent to March 31, 2004, we drew an aggregate of $500,000 under the Amended Equity Line Agreement, net of deferred offering costs of $20,000 which were included in the deferred offering costs at March 31, 2004, and issued 7,763,601 shares of common stock to Cornell under the Amended Equity Line Agreement. At our direction, Cornell applied the proceeds of the draws under the Amended Equity Line Agreement as payments on the notes to Cornell, discussed above.


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

Item 6.      Exhibits and Reports on Form 8-K

         Reports on Form 8-K: The following reports on Form 8-K were filed by us during the three-month period ended March 31, 2004:

(i) None.

         Exhibits:

     10.1 Preferred Manufacturing Agreement between the Company and Broadata Communications, Inc., dated as of April 13, 2004 (filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed with the Commission on May 21, 2004)

     31   Certification

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CIRTRAN CORPORATION

Date:   August 17,  2004            By: /s/ Iehab Hawatmeh
                                        ----------------------------------
                                          Iehab J. Hawatmeh
                                          President and Chief Financial Officer