Form 10QSB
period 2004-06-30
CIRTRAN CORP
filed 2004-08-19
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004
OR

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

The number of shares outstanding of the registrant's common stock as of August 18, 2004: 411,123,012.


Transitional Small Business Disclosure Format (check one): Yes ______   NO  X
                                                                            --

Table of Contents


                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Balance Sheets as of June 30, 2004, (unaudited) and             3
         December 31, 2003

         Statements of Operations for the Three ended                    4
         June 30, 2004, (unaudited) and 2003 (unaudited)

         Statements of Cash Flows for the Three Months ended             5
         June 30, 2004, (unaudited) and 2003 (unaudited)

         Notes to Condensed Consolidated Financial Statements            7
         (unaudited)

Item 2   Management's Discussion and Analysis of or Plan of Operation   17

Item 3   Evaluation of Controls and Procedures                          21

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                              22

Item 2   Changes in Securities                                          27

Item 6   Exhibits and Reports on Form 8-K                               28

Signatures                                                              28

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                       CIRTRAN CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BANANCE SHEETS



                                                                        June 30,       December 31,
                                                                            2004               2003
                                                                 ----------------   ----------------

ASSETS
Current Assets
Cash and cash equivalents                                        $        35,089    $        54,135
Trade accounts receivable, net of allowance for doubtful
accounts of $28,876                                                    1,038,259             89,187
Inventory                                                              1,590,014          1,247,428
Other                                                                    179,334            165,091
                                                                 ----------------   ----------------
Total Current Assets                                                   2,842,696          1,555,841
                                                                 ----------------   ----------------

Property and Equipment, Net                                              704,198            577,603

Investment in Securities at Cost                                         300,000                  -

Other Assets, Net                                                         13,247             10,390
Deferred Offering Costs                                                   96,000             26,000
                                                                 ----------------   ----------------


Total Assets                                                     $     3,956,141    $     2,169,834
                                                                 ----------------   ----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                         $             -    $         9,623
Accounts payable                                                         944,159          1,300,597
Accrued liabilities                                                    3,886,477          3,615,264
Current maturities of long-term notes payable                          2,731,199          1,964,021
Notes payable to stockholders                                                 86             31,838
Notes payable to related parties                                         409,256            163,742
                                                                 ----------------   ----------------
Total Current Liabilities                                              7,971,177          7,085,085
                                                                 ----------------   ----------------

Long-Term Notes Payable, Less Current Maturities                               -                  -
                                                                 ----------------   ----------------


Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 411,123,012 and 349,087,699
net of 3,000,000 shares held in treasury at no cost at
March 31, 2004 and December 31, 2003, respectively                       411,123            349,088
Additional paid-in capital                                            14,660,707         12,876,941
Accumulated deficit                                                  (19,086,866)       (18,141,280)
                                                                 ----------------   ----------------
Total Stockholders' Deficit                                           (4,015,036)        (4,915,251)
                                                                 ----------------   ----------------
Total Liabilities and Stockholders' Deficit                      $     3,956,141    $     2,169,834
                                                                 ----------------   ----------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                            For the Three Months Ended  For the Six Months Ended
                                                       June 30,                    June 30,
                                            --------------------------  --------------------------
                                                   2004          2003          2004          2003
                                            ------------  ------------  ------------  ------------

Net Sales                                   $ 1,924,242   $   416,762   $ 2,603,604   $   686,536
Cost of Sales                                (1,562,788)     (271,211)   (1,996,547)     (456,927)
                                            ------------  ------------  ------------  ------------

Gross Profit                                    361,454       145,551       607,057       229,609
                                            ------------  ------------  ------------  ------------

Operating Expenses
Selling, general and administrative expenses    650,759       559,545     1,364,576     1,115,099
Non-cash employee compensation expense           45,000             -        78,750        72,500
                                            ------------  ------------  ------------  ------------
Total Operating Expenses                        695,759       559,545     1,443,326     1,187,599
                                            ------------  ------------  ------------  ------------

Loss From Operations                           (334,305)     (413,994)     (836,269)     (957,990)
                                            ------------  ------------  ------------  ------------

Other Income (Expense)
Interest                                       (233,031)     (138,284)     (314,593)     (249,027)
Other, net                                          (61)            -          (157)            -
Gain on forgiveness of debt                     205,433             -       205,433             -
                                            ------------  ------------  ------------  ------------
Total Other Expense, Net                        (27,659)     (138,284)     (109,317)     (249,027)
                                            ------------  ------------  ------------  ------------

Net Loss                                    $  (361,964)  $  (552,278)  $  (945,586)  $ (1,207,017)
                                            ------------  ------------  ------------  ------------

Basic and diluted loss per common share     $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                            ------------  ------------  ------------  ------------
Basic and diluted weighted-average
common shares outstanding                   402,089,809   256,305,246   387,597,854   253,676,241
                                            ------------  ------------  ------------  ------------






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Six Months Ended June 30,                                                             2004                    2003
                                                                               --------------------    --------------------
Cash flows from operating activities
Net loss                                                                       $          (945,586)    $        (1,207,017)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                              116,228                 157,154
Loss on disposal of equipment                                                                2,305                       -
Gain on forgiveness of debt                                                               (205,433)                      -
Non-cash compensation expense                                                                    -                  72,500
Settlement expense                                                                          60,000                       -
Loan costs and interest paid from loan proceeds                                            145,000                       -
Options exercised in lieu of board compensation                                             78,750
Options issued to attorneys and consultants for services                                   143,601                       -
Changes in assets and liabilities:
Trade accounts receivable                                                                 (949,072)                (52,164)
Inventories                                                                               (342,586)                 12,147
Prepaid expenses and other assets                                                          (17,100)                  3,713
Accounts payable                                                                           355,456                 187,312
Accrued liabilities                                                                        427,143                 455,767
                                                                               --------------------    --------------------

Total adjustments                                                                         (185,708)                836,429
                                                                               --------------------    --------------------

Net cash used in operating activities                                                   (1,131,294)               (370,588)
                                                                               --------------------    --------------------

Cash flows from investing activities
Purchase of investment                                                                    (300,000)                      -
Purchase of property and equipment                                                        (245,128)                 (4,495)
                                                                               --------------------    --------------------

Net cash used in investing activities                                                     (545,128)                 (4,495)
                                                                               --------------------    --------------------

Cash flows from financing activities
Change in checks written in excess of cash in bank                                          (9,623)                (19,531)
Payments for deferred offering costs                                                             -                 (30,753)
Proceeds from notes payable to stockholders                                                      -                 107,725
Payments on notes payable to stockholders                                                  (31,752)                (96,551)
Proceeds from notes payable, net of cash paid for offering costs                         2,927,000                 230,800
Principal payments on notes payable                                                       (290,500)                (59,081)
Proceeds from notes payable to related parties                                           1,895,233                 100,000
Payment on notes payable to related parties                                             (2,913,432)                      -
Proceeds from exercise of options and warrants to purchase
common stock                                                                                80,000                 187,500
Exercise of options issued to attorneys and consultants
for services                                                                                   450                       -
                                                                               --------------------    --------------------

Net cash provided by financing activities                                                1,657,376                 420,109
                                                                               --------------------    --------------------

Net increase in cash and cash equivalents                                                  (19,046)                 45,026

Cash and cash equivalents at beginning of year                                              54,135                     500
                                                                               --------------------    --------------------

Cash and cash equivalents at end of year                                       $            35,089     $            45,526
                                                                               --------------------    --------------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


For the Six Months Ended June 30,                                                             2004                    2003
                                                                               --------------------    --------------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                                       $            59,263     $            85,804

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations                $           711,894     $            47,561
Common stock issued for settlement of note payable                             $            30,000     $                 -
Common stock issuance in which proceeds were retained
  as payment of notes payable                                                  $         1,450,000     $                 -
Common stock issued for accrued compensation                                   $                 -     $            10,000
Accrued interest converted to notes payable                                    $             9,160     $            32,054
Stock options exercised for settlement of accrued interest
and accrued compensation                                                       $            61,000     $            90,000
Note issued for settlement of notes payable and accrued
interest                                                                       $           551,819     $                 -
Fees withheld from notes payable for Equity Line Agreement                     $            58,000     $             1,840
Deferred offering costs withheld from notes payable proceeds                   $           128,000     $             9,200




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB/A. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Principles of Consolidation -- In June 2004, the Company incorporated CirTran-Asia, Inc., a Utah corporation, as a wholly owned subsidiary. CirTran-Asia was formed to manufacture, either directly or through foreign subcontractors, certain products under an exclusive manufacturing agreement. Other such agreements will be sought in the future.

The condensed consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation and CirTran-Asia Inc. All significant intercompany transactions have been eliminated in consolidation.


Stock-Based Compensation -- At June 30, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for the plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. During the six months ended June 30, 2004 and 2003, the Company recognized compensation expense relating to stock options and warrants of $78,750 and $72,500, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                          Three Months Ended June 30,               Six Months Ended June 30,
                                                    -----------------------------------    ------------------------------------
                                                         2004                   2003              2004                  2003
                                                    ------------   --------------------    -------------   --------------------
Net loss, as reported                               $  (361,964)   $          (552,278)    $   (945,586)   $        (1,207,017)
Add:  Stock-based  employee compensation expense
included in net loss                                     45,000                      -           78,750                 72,500
Deduct:  Total stock-based employee compensation
expense determined under fair value based
method for all awards                                  (168,993)                57,863         (304,466)              (199,528)
                                                    ------------   --------------------    -------------   --------------------

Pro forma net loss                                  $  (485,957)   $          (494,415)    $ (1,171,302)   $        (1,334,045)
                                                    ------------   --------------------    -------------   --------------------

Basic and diluted loss per common share as reported $     (0.00)   $             (0.00)    $      (0.00)   $             (0.01)
                                                    ------------   --------------------    -------------   --------------------

Basic and diluted loss per common share pro forma   $     (0.00)   $             (0.00)    $      (0.00)   $             (0.01)
                                                    ------------   --------------------    -------------   --------------------



NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of

America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $945,586 and $2,910,978 for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. As of June 30, 2004 and December 31, 2003, the Company had an accumulated deficit of $19,086,866 and $18,141,280, respectively, and a total stockholders' deficit of $4,015,036 and $4,915,251, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $1,131,294 and $1,123,818 for the six months ended June 30, 2004, and the year ended December 31, 2003, respectively.

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

In addition, the Company is a defendant in numerous legal actions (see Note 5). These matters may have a material impact on the Company's financial position, although no assurance can be given regarding the effect of these matters in the future.

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

Abacas Ventures, Inc. ("Abacas") purchased the Company's line of credit from the lender. During 2002, the Company entered into agreements whereby the Company has issued common stock to certain principals of Abacas in exchange for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock, and to cure defaults with lenders through forbearance agreements that the Company will be able to service. During the six months ended June 30, 2004, and the year ended December 31, 2003, the Company successfully converted trade payables, notes payable, and accrued interest of approximately $1,263,713 and $2,986, respectively, into notes. Accrued interest of $27,020 associated with the notes payable was not converted to the note payable with Abacus; therefore, a gain on forgiveness of debt was recorded for $27,020 for the six months ended June 30, 2004. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. As discussed in Note 7, the Company has entered into an equity line of credit agreement with a private investor. Realization of additional proceeds under the equity line of credit is not assured.

NOTE 3 - INVESTMENT IN SECURITIES AT COST

On April 13, 2004, the Company entered into a stock purchase agreement with an unrelated party under which the Company purchased 400,000 shares of the investee's Series B Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $300,000 cash. This purchase was made at fair value. The Preferred Shares are convertible, at the Company's option, into an equivalent number of shares of investee common stock, subject to adjustment. The Preferred Shares are not redeemable by the investee. As a holder of the Preferred Shares, the Company has the right to vote the number of shares of investee common stock into which the Preferred Shares are convertible at the time of the vote. The investment represents less than a 5% interest in the investee.

Separate from the purchase of the Preferred Shares, the Company and the investee also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services handling most of the investee's manufacturing operations from material procurement to complete finished box-build of all of investee products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party.

NOTE 4 - RELATED PARTY TRANSACTIONS

Stockholder Notes Payable -- The Company had amounts due to stockholders from two separate notes. The balance due to stockholders at June 30, 2004, and December 31, 2003, was $86 and $31,838, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent. Unpaid accrued interest was $7,178 and $6,900 at June 30, 2004, and December 31, 2003, respectively, and is included in accrued liabilities. These notes are due on demand.

Related Party Notes Payable -- The Company had amounts due to Abacas Ventures, Inc., a related party, under the terms of a note payable and a bridge loan.

During 2002, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the six months ended June 30, 2004, and the year ended December 31, 2003, the Company was advanced $3,158,946 and $350,000, respectively, and made cash payments of $2,913,431 and $875,000, respectively, for an outstanding balance on the bridge loan of $409,256 and $163,742, respectively.

The balance due to Abacas related to the note payable was paid in full at December 31, 2002. The note accrued interest at 10%. The amounts owed were due on demand with no required monthly payments. This note was collateralized by assets of the Company.

The total principal amount owed to Abacas between the note payable and the bridge loan was $409,256 and $163,742 as of March 31, 2004, and December 31, 2003, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was $325,916 and $230,484 as of June 30, 2004, and December 31, 2003, respectively, and is included in accrued liabilities.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

On April 14, 2004 an unrelated party filed a claim against the Company alleging that the Company stopped paying amounts due under a note entered into in June 1998. The suit seeks $90,500 plus fees and costs. During May 2004, the Company settled this claim by issuing 1,000,000 shares of common which resulted in a settlement expense of $60,000.

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

In December 1999, a vendor of the Company filed a lawsuit that alleges breach of contract and seeks payment in the amount of approximately $213,000 of punitive damages from the Company related to the Company's non-payment for materials provided by the vendor. Judgment was entered against the Company in May 2002 in the amount of $213,718. During 2004, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

During October 1999, a former vendor of the Company brought action against the Company alleging that the Company owed approximately $199,600 for materials and services and pursuant to the terms of a promissory note. The Company entered a settlement agreement under which the Company is to pay $6,256 each month until the obligation and interest thereon are paid. This did not represent the forgiveness of any obligation, but rather the restructuring of the terms of the previous agreement. At December 31, 2003, the Company owed $183,429 for this settlement. The Company has defaulted on its payment obligations under the settlement agreement. During 2004, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

Judgment was entered in favor of a vendor during March 2002, in the amount of $181,342 for nonpayment of costs of goods or services provided to the Company. At December 31, 2003, the Company had accrued the entire amount of the claim. During 2004, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

In December 1999, a vendor of the Company filed a lawsuit that seeks payment in the amount of $44,269 for the cost of goods provided to the Company. The Company admits owing certain amounts to the vendor and has accrued the entire amount claimed as of December 31, 2003. During 2004, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

During 2002, a vendor of the Company filed a lawsuit that seeks payment in the amount of $31,745 for the cost of goods provided to the Company. The Company has accrued the entire amount claimed. No trial date has been set. During 2004, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

An individual filed suit during January 2001, seeking to recover the principal sum of $135,941, plus interest on a promissory note. During 2004, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

During March 2000, a vendor brought suit against the Company under allegations that the Company owed approximately $97,000 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company issued a note payable to the vendor in settlement of the amount owed and is required to pay the vendor $1,972 each month until paid. At December 31, 2003, the Company owed $87,632 on this settlement agreement. During 2004, this claim was purchased by Abacus and recorded as an increase to the amount owed to Abacus under the terms of the bridge loan.

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

Various vendors have notified the Company that they believe they have claims against the Company totaling $127,236. None of these vendors have filed lawsuits in relation to these claims. The Company has accrued the entire amount of these claims and it is included in accounts payable.

The Company is the defendant in numerous legal actions, primarily resulting from nonpayment of vendor invoices for goods and services received, that it has determined the probability of realizing any loss is remote. The total amount of these legal actions is $102,447. The Company has made no accrual for the legal actions and is currently in the process of negotiating the dismissal of these claims with the various vendors.

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

Accrued Payroll Tax Liabilities -- As of June 30, 2004, the Company had accrued liabilities in the amount of $2,125,183 for delinquent payroll taxes, including interest estimated at $437,042 and penalties estimated at $230,927. Of this amount, approximately $308,847 was due the State of Utah. During 2002, the Company negotiated a monthly payment schedule of $4,000 to the State of Utah, which did not provide for the forgiveness of any taxes, penalties or interest. Approximately $1,805,397 was owed to the Internal Revenue Service as of June 30, 2004. During 2002, the Company negotiated a payment schedule with respect to this amount, pursuant to which monthly payments of $25,000 were required. The Company is currently renegotiating the terms of the payment schedule with the Internal Revenue Service. Approximately $10,939 was owed to the State of Colorado as of June 30, 2004.

NOTE 6 - NOTES PAYABLE

In March 2004, the Company settled a note payable with a financial institution. The outstanding loan balance and accrued interest at the time of settlement was $189,663. The balance was settled for $90,000 in cash and 542,495 shares of common stock valued at $30,000. A gain on forgiveness of debt of $61,370 was recorded on this transaction.

In April 2004, the Company settled three notes payable with a financing company. The outstanding loan balances and accrued interest at the time of settlement was $192,043. The balance was settled for $75,000 in cash. A gain on forgiveness of debt of $117,043 was recorded on this transaction.

Notes Payable to Equity Line Investor -- At December 31, 2003, the Company owed $650,000 to Cornell Capital Partners, LP, pursuant to prior unsecured promissory notes. During the six months ended June 30, 2004, the Company borrowed an additional $3,200,000 from Cornell, pursuant to four additional unsecured promissory notes. In lieu of interest, the Company paid fees at closing of 4% to

5% of the loan amount to an affiliate of the lender. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by the Company and by the lender and its affiliate. The notes were repayable over periods ranging from 88 days to 193 days. Each of the notes stated that if the Company did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through June 30, 2004, the Company directed the repayment of $1,450,000 of these notes from proceeds generated under the Amended Equity Line Agreement, discussed in Note 7 below. At June 30, 2004, the balance owing on these notes was $2,400,000 and the Company had not incurred the 24% penalty interest rate.

NOTE 7 - STOCKHOLDER'S EQUITY

Common Stock Issuance -- As discussed in Note 6, the Company issued 542,495 shares of common stock valued at $30,000 as part of a settlement agreement for a note payable.

As discussed in Note 5, during May 2004, the Company settled a legal claim by issuing 1,000,000 shares of common which resulted in a settlement expense of $60,000.

Equity Line of Credit Agreement - In conjunction with efforts to improve the results of operations, discussed above, on November 5, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP, a private investor ("Cornell"). The Company subsequently terminated the original Equity Line of Credit Agreement, and on April 8, 2003, the Company entered into an amended equity line agreement (the "Equity Line Agreement") with Cornell. Under the Equity Line Agreement, the Company has the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of the Company's common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered. Cornell is required under the Equity Line Agreement to tender the funds requested by the Company within two trading days after the five-trading-day period used to determine the market price.

During the six months ended June 30, 2004, the Company drew an aggregate amount of $1,450,000 under the Equity Line Agreement, pursuant to draws on the equity line, net of fees of $58,000, and issued a total of 43,542,818 shares of common stock to Cornell under the Equity Line Agreement. At the Company's direction, Cornell retained the proceeds of the draws under the Equity Line Agreement and applied them as payments on the notes to Cornell, discussed in Note 6 above.

Pursuant to the Equity Line Agreement, in connection with each draw the Company agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the six months ended June 30, 2004 were $128,000. Of these payments, $32,000 was offset against additional paid-in capital as shares were issued under the Equity Line Agreement and $96,000 was classified as deferred offering costs at June 30, 2004. These deferred offering costs will be offset against additional paid-in capital as shares are issued under the Equity Line Agreement subsequent to June 30, 2004.

From January 1, 2004 through August 18, 2004, the Company drew an aggregate of $2,150,000 under the Equity Line Agreement, net of deferred offering costs of $86,000 and issued 57,464,386 shares of common stock to Cornell under the Equity Line Agreement. At the Company's direction, Cornell has applied the proceeds of the draws under the Equity Line Agreement as payments on the notes to Cornell, discussed in Note 6 above.

NOTE 8 - STOCK OPTIONS AND WARRANTS

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

Non-Employee Grants - During the six months ended June 30, 2004, the Company granted options to purchase 4,000,000 shares of common stock to attorneys for services at exercise prices of $0.0001 per share. The options were all five year options and vested on the dates granted. The weighted average fair value of the options on the grant dates was $0.048, which resulted in a fair value of $143,701 which reduced the amount owed for prior services provided. The attorneys exercised the 4,000,000 options for cash proceeds of $400. An additional 500,000 of previously issued options were exercised for cash proceeds of $50.

Employee Grants - During the six months ended June 30, 2004, the Company granted options to purchase 13,200,000 shares of common stock to directors and employees of the Company pursuant to the 2003 Plan. These options are five year options that vested on the date of grant. The related exercise prices range from $0.01 to $0.03 per share. 12,450,000 of these options were exercised during the six months ended June 30, 2004 for $80,000 of cash, $78,750 of compensation and $61,000 of accrued compensation.

A summary of the stock option activity for the six months ended June 30, 2004, is as follows:

                                        Shares             Weighted Average
                                                            Exercise Price
                                  --------------------   --------------------
Outstanding at December 31, 2003            3,850,500    $              0.02
Granted                                    17,200,000    $              0.01
Exercised                                 (16,950,000)   $              0.01
Cancelled                                           -                      -
                                  --------------------
Outstanding at June 30, 2004                4,100,500    $              0.03
                                  ====================

Excercisable at June 30, 2004               4,100,500    $              0.03
                                  ====================



The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2004:

                                                      2004
                                       --------------------
Expected dividend yield                                  -
Risk free interest rate                              3.25%
Expected volatility                                   216%
Expected life                                    .07 years
Weighted average fair value per share               $ 0.02

NOTE 9 -SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has three reportable segments: electronics assembly, Ethernet technology, and contract manufacturing. The electronics assembly segment manufactures and assembles circuit boards and electronic component cables. The Ethernet technology segment designs and manufactures Ethernet cards. The contract manufacturing segment manufactures, either directly or through foreign subcontractors, certain products under an exclusive manufacturing agreement. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                           Electronics             Ethernet               Contract
                                             Assembly             Technology            Manufacturing              Total
                                        -------------------   -------------------    --------------------    ------------------

                        June 30, 2004

Sales to external customers             $        1,594,976    $           42,816     $           965,812     $       2,603,604
Intersegment sales                                  11,325                   167                       -                11,492
Segment loss                                      (553,362)             (123,166)               (269,058)             (945,586)
Segment assets                                   3,653,509               206,677                  95,955             3,956,141
Depreciation and amortization                      115,069                 1,159                       -               116,228

                        June 30, 2003

Sales to external customers             $          552,442    $          134,094     $                 -     $         686,536
Intersegment sales                                  52,242                     -                       -                52,242
Segment loss                                    (1,128,351)              (78,666)                      -            (1,207,017)
Segment assets                                   2,259,617               243,254                       -             2,502,871
Depreciation and amortization                      154,354                 2,800                       -               157,154


                                                            June 30,
                                         -------------------------------------------
                            Sales               2004                   2003
                                         -------------------    --------------------

Total sales for reportable segments      $        2,615,096     $           738,778
Elimination of intersegment sales                   (11,492)                (52,242)
                                         -------------------    --------------------

Consolidated net sales                   $        2,603,604     $           686,536
                                         -------------------    --------------------

                                                            June 30,
                                         -------------------------------------------
                        Total Assets            2004                   2003
                                         -------------------    --------------------

Total assets for reportable segments     $        3,956,141     $         2,502,871
Adjustment for intersegment amounts                       -                       -
                                         -------------------    --------------------

Consolidated total assets                $        3,956,141     $         2,502,871
                                         -------------------    --------------------

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

During 2004, we have established a new division, CirTran-Asia, Inc., which has contributed to a large portion of the increase in revenue for the three months ended June 30, 2004. This new division CirTran-Asia is our Asian-based wholly-owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase; engineering and design, product development and prototyping, tooling, and hi-volume manufacturing.

CirTran has established a dedicated satellite office for CirTran-Asia, and has retained Mr. Charles Ho to lead the new division. Having proven the value and reliability of its core products, CirTran Corporation has chosen to expand into previously untapped product lines. CirTran-Asia will pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail and direct consumer markets.

We have been preparing for more than a year for this strategic move into the Asian market. Management anticipates that this new division will elevate CirTran to an international contract manufacturer status of multiple products in a wide variety of industries, and will, in short order, allow us to target large-scale contracts. We anticipate that our new clients will be leading manufacturing and marketing firms in the retail and direct consumer markets.

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

Results of Operations - Comparison of Periods Ended June 30, 2004 and 2003

         Sales and Cost of Sales

Net sales increased to $1,924,242 for the three-month period ended June 30, 2004, as compared to $416,762 during the same period in 2003 for an increase of 361.7%. The second quarter sales increase can be attributed to several factors, including the strengthening of the overall market economy. Industry-wide, we are seeing more OEMs release larger order commitments with extended time tables. The second significant factor directly related to CirTran is our marketing approach. Most contract manufacturers approach customers on a job-by-job basis. CirTran approaches customers on a partner basis. We have developed a program where we can be more effective when we control the material procurement, purchasing, and final assembly, providing the customer a final quality product delivered on time and at a lower market cost. And the biggest factor is establishing a new division CirTran-Asia, which has contributed to a large portion of the increase in revenue. This new division CirTran-Asia, is our Asian based wholly-owned subsidiary of CirTran Corporation provides a myriad of manufacturing services to the Direct Response and Retail consumer markets. Our vast experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase; Engineering and Design, Product Development and Prototyping, Tooling, Hi-Volume Manufacturing etc.. Cost of sales increased by 476.2%, from $271,211 during the three-month period ended June 30, 2003, to $1,562,788 during the same period in 2004. The increase in cost of sale is due to increase in revenue. Our gross profit margin for the three-month period ended June 30, 2004, was 18.8%, down from 34.9% for the same period in 2003. The decrease is due to the increase of cost of sales for CirTran-Asia sales that have smaller gross margin.

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at June 30, 2004, was $1,590,014, as compared to $1,247,248 at December 31, 2003. The increase in inventory is required to facilitate the increase in turnkey sales.

         Selling, General and Administrative Expenses

During the quarter ended June 30, 2004, selling, general and administrative expenses were $650,759 versus $559,545 for the same period in 2003, a 16.3% increase. The increase was due to a $315,000 increase in our acquisition and organizational costs in starting up CirTran-Asia division, along with our efforts to aggressively market our products during a period of economic downturn. Selling, general and administrative expenses as a percentage of sales as of June 30, 2004 were 33.8% as compared to 134.3% during the same period in 2003. This decrease is due in part to an increase in sales and better management of expenses.

         Interest Expense

Interest expense for quarter ended June 30, 2004, was $233,031 as compared to $138,284 for the same period in 2003, an increase of 68.5%. The increase is primarily due to interest expense related to notes payable to the Equity Line Investor. As of June 30, 2004, and December 31, 2003, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,125,183 and $2,107,930, respectively.

As a result of the above factors, our overall net loss decreased 34.5% to $361,964 for the quarter ended June 30, 2004, as compared to $552,278 for the quarter ended June 30, 2003. This decrease was in part attributed to a substantial increase in sales and better cost controls.


Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $19,086,866 at June 30, 2004, and $18,141,280 at December 31, 2003. Our net operating loss for the quarter ending June 30, 2004, was $361,964, compared to $552,278 for the quarter ended June 30, 2003. Our current liabilities exceeded our current assets by $5,128,208 as of June 30, 2004, and $5,529,244 as of December 31, 2003. The decrease was mostly attributable to decreasing account payables, and in increase in accounts receivable and inventory. For the six months ended June 30, 2004 and 2003, we had negative cash flows from operations of $1,131,294 and $370,588, respectively.

         Cash

We had cash on hand of $35,089 at June 30, 2004, and $54,135 at December 31, 2003.

Net cash used in operating activities was $1,131,294 for the six months ended June 30, 2004. During six months ended June 30, 2004, net cash used in operations was primarily attributable to $945,586 in net losses from operations and an increase in accounts receivable of $949,072, partially offset by increases in accrued liabilities and accounts payable of $427,143 and $355,456, respectively. The non-cash charges were for depreciation and amortization of $166,228 and loan costs and interest paid from loan proceeds of $145,000.

Net cash used in investing activities during the six months ended June 30, 2004, consisted of equipment purchases of $245,128 and a purchase of investment securities I the amount of $300,000.

Net cash provided by financing activities was $1,657,376 during the six months ended June 30, 2004. Principal sources of cash were proceeds of $1,895,233 from notes payable to related parties, proceeds from notes payable of $2,927,000, and proceeds from the exercise of options to purchase common stock of $80,000. These proceeds were offset by principal payments on notes payable to related parties in the amount of $2,913,432.

         Accounts Receivable

At June 30, 2004, we had receivables of $1,038,259, net of a reserve for doubtful accounts of $28,876, as compared to $89,187 at December 31, 2003, net of a reserve of $28,876. This increase was primarily attributed to sales having substantially increased in the last month of the second quarter as compared to the last two months in 2003.

          Accounts Payable

Accounts payable were $944,159 at June 30, 2004, as compared to $1,300,597 at December 31, 2003. This decrease is primarily attributed to conversions of accounts payable to notes payable in relation to settlements made by Abacas Ventures.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $19,086,866 and a total stockholders' deficit of $3,956,141 at June 30, 2004. As of June 30, 2004, our monthly operating costs and interest expenses averaged approximately $280,000 per month.

Significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. At June 30, 2004, we were in default of notes payable whose principal amount, not including the amount owing to Abacas Ventures, Inc., was approximately $320,000. In addition, the principal amount of notes that either mature in 2004 or are payable on demand was approximately $2,410,000.

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

Notes Payable to Equity Line Investor -- At December 31, 2003, we owed $650,000 to Cornell Capital Partners, LP, pursuant to prior unsecured promissory notes. During the six months ended June 30, 2004, we borrowed an additional $3,200,000 from Cornell, pursuant to four additional unsecured promissory notes. In lieu of interest, we paid fees at closing of 5% of the loan amount to an affiliate of the lender. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by us and by the lender and its affiliate. The notes were repayable over periods ranging from 88 days to 193 days. Each of the notes stated that if we did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through June 30, 2004, we directed the repayment of $1,450,000 of these notes from proceeds generated under the Equity Line Agreement, discussed below. At June 30, 2004, the balance owing on these notes was $2,400,000. All notes were paid when due or before, and at no time did we incur the 24% penalty interest rate.


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

In conjunction with efforts to improve the results of our operations, discussed above, on November 5, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP, a private investor ("Cornell"). We subsequently terminated that agreement, and on April 8, 2003, we entered into an amended equity line agreement (the "Equity Line Agreement") with Cornell. Under the Equity Line Agreement, we have the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of our common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered. Cornell is required under the Equity Line Agreement to tender the funds requested by us within two trading days after the five-trading-day period used to determine the market price.

During the three months ended June 30, 2004, we drew an aggregate amount of $800,000 under the Equity Line Agreement, pursuant to draws on the Equity
Line, net of fees of $32,000, and issued a total of 13,467,303 shares of common stock to Cornell under the Equity Line Agreement. At our direction, Cornell retained the proceeds of the draws under the Equity Line Agreement and applied them as payments on the notes to Cornell, discussed above.

Pursuant to the Equity Line Agreement, in connection with each draw, we agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the three months ended June 30, 2004 were $68,000. Of these payments, $32,000 was offset against additional paid-in capital as shares were issued under the Equity Line Agreement and $36,000 was recorded as deferred offering costs for total deferred offering costs of $96,000 at June 30, 2004. These deferred offering costs will be offset against additional paid-in capital as shares are issued under the Equity Line Agreement subsequent to June 30, 2004.

From January 1, 2004 through August 18, 2004, we drew an aggregate of $2,150,000 under the Equity Line Agreement, net of deferred offering costs of $86,000 and issued 57,464,386 shares of common stock to Cornell under the Equity Line Agreement. At our direction, Cornell has applied the proceeds of the draws under the Equity Line Agreement as payments on the notes to Cornell, discussed above.

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


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

         As of June 30, 2004, the Company had accrued liabilities in the amount of $2,125,183 for delinquent payroll taxes, including interest estimated at $437,042 and penalties estimated at $230,927. Of this amount, approximately $308,847 was due the State of Utah. During the first quarter of 2003, no payments were made to the State of Utah. During the third and fourth quarter of 2003, partial payments were made to the State of Utah. Approximately $1,805,397 was owed to the Internal Revenue Service as of December 31, 2003. The Company, in response to collection notices, filed a due process appeal with the Internal Revenue Service's Appeals Office. The appeal was resolved by an agreement with the Appeals Office that allowed the Company to file an offer in compromise of all federal tax liabilities owed by the Company based on its ability to pay. The Company filed its offer in compromise with the IRS, and the IRS is in the process of reviewing the offer. Further, the Utah State Tax Commission has entered into an agreement to allow the Company to pay the liability owing to the State of Utah in equal monthly installments over an extended period of time, yet to be determined. Approximately $10,939 was owed to the State of Colorado as of June 30, 2004.

         We (as successor to Circuit Technology, Inc.) were a defendant in an action in El Paso County, Colorado District Court, brought by Sunborne XII, LLC, a Colorado limited liability company, for alleged breach of a sublease agreement involving facilities located in Colorado. Effective January 18, 2002, we entered into a settlement agreement with Sunborne with respect to the above-described litigation. The settlement agreement required us to pay Sunborne the sum of

$250,000. Of this amount, $25,000 was paid upon execution of the agreement, and the balance of $225,000, together with interest at 8% per annum, was payable by July 18, 2002. As security for payment of the balance, we executed and delivered to Sunborne a Confession of Judgment and also issued to Sunborne 3,000,000 shares of our common stock, which are held in escrow and have been treated as treasury stock recorded at no cost. Because 75% of the balance owing under the agreement was not paid by May 18, 2002, we were required to prepare and file a registration statement to register the resale of the escrowed shares.

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

         SuhTech Electronics adv. Circuit Technology Corporation, Civil No. 00L14505, Circuit Court of Cook County Department, Law Division, State of Illinois. Suit was brought against the Company on or about December 23, 1999, under allegations that the Company owed $213,717.70 for the cost of goods or services provided to the Company for the Company's use and benefit. Claims are asserted for breach of contract, unjust enrichment and account stated. The Company has answered, admitting that it owed certain sums for conforming goods and services and denying all other claims. Judgment was subsequently entered against the Company on May 29, 2002. The parties subsequently entered into a settlement agreement, and the Company has paid the amounts required. Under the settlement agreement, SuhTech is required to dismiss the case, but as of the date of this Report, the case had not been dismissed.

         University of Utah v. CirTran Corporation, Third District Court, Salt Lake County, Civil No. 020900494 . The University of Utah filed a claim against the Company on January 18, 2002, seeking $37,473.10 in damages. Summary judgment was entered against the Company. The Company entered into a settlement agreement on September 16, 2003, under which the Company is required to make monthly payments of $5,185.47. The total settlement amount under the agreement is $62,225.64. The Company has made all of the required payments, and the University of Utah has agreed to dismiss the case. As of the date of this Report, the case had not been dismissed.

         Volt Temporary Services has notified the Company that it believes it has a claim against the Company in the amount of $30,986 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company is reviewing its records in an effort to confirm the validity of the claims and has been involved in settlement negotiations.

         George M. Madanat, Civil No. KC 035616, Superior Court of the State of California for the County of Los Angeles, East District. Suit was brought against the company on or about April 2, 2001, under allegations that the company owed $121,824.90 under the terms of a promissory note. A Stipulation for Settlement and for Entry of Judgment was executed by the parties wherein the Company agreed to arrange for payment of a principal amount of $145,000 in 48 monthly installments. The Company subsequently defaulted on its obligations under the settlement agreement, and judgment was entered against the Company. The Company is attempting to settle this matter with Mr. Madanat.

         Cardio Pulmonary Technologies, Inc., vs. Patrick M. Volz, Peripheral Systems, Inc., and CirTran Corporation, Civil No. 03090501B, Third Judicial District Court, Salt Lake County, State of Utah. On April 4, 2003, suit was brought against the Company and two other named defendants by plaintiff Cardio Pulmonary Technologies ("CPT"), alleging a breach of contract between CPT and the other two named defendants. Plaintiff's claims against the Company arise out of an alleged breach of an alleged agreement between the Company and Peripheral Systems, Inc. The Company answered the Complaint. Cardio Pulmonary Technologies has voluntarily agreed to dismiss the claims against the Company without prejudice. As of the date of this Report, the case had not been dismissed.

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

         RecovAR Group, LLC vs. CirTran Corporation, Inc., District Court of Maryland. This matter arises from an agreement between the Company and United Parcel Services, Inc. ("UPS"). UPS alleges that the Company owes approximately $8,024 for services rendered. RecovAR Group, LLC, brought the action on behalf of UPS. The Company is in settlement negotiations with RecovAR Group, LLC.


Item 2.      Changes in Securities

         Recent Sales of Unregistered Securities

Pursuant to the Equity Line of Credit Agreement (discussed above), the Company is entitled to put to the Equity Line Investor, in lieu of repayment of amounts drawn on the Equity Line, shares of the Company's common stock. Although the Company has filed a registration statement to register the resale by the Equity Line Investor of the shares put to it by the Company, the issuances of shares to the Company are made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the shares have been and will be issued to only one investor which has represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. During the quarter ended June 30, 2004, we have issued 13,467,303 shares of common stock to the Equity Line Investor in connection with draws on the Equity Line.

Item 5.  Other Information

Abacas Ventures

         Abacas Ventures, Inc. ("Abacas") purchased the Company's line of credit from the lender. During 2002, the Company entered into agreements whereby the Company has issued common stock to certain principals of Abacas in exchange for a portion of the debt. The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock, and to cure defaults with lenders through forbearance agreements that the Company will be able to service. During the six months ended June 30, 2004, and the year ended December 31, 2003, the Company successfully converted trade payables, notes payable, and accrued interest of approximately $1,263,713 and $2,986, respectively, into notes. Accrued interest of $27,020 associated with the notes payable was not converted to the note payable with Abacus; therefore, a gain on forgiveness of debt was recorded for $27,020 for the six months ended June 30, 2004. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. As discussed above, the Company has entered into an equity line of credit agreement with a private investor. Realization of any proceeds under the equity line of credit is not assured.

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



                                        CIRTRAN CORPORATION

Date:   August 19,  2004            By: /s/ Iehab Hawatmeh

                                        Iehab J. Hawatmeh
                                        President and Chief Financial Officer