Form 10QSB
period 2004-09-30
CIRTRAN CORP
filed 2004-11-22
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004
OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from ________ to ________.


                         Commission file number 0-26059

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)




         Nevada                                       68-0121636
----------------------------           ----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No)
incorporation or organization)

         4125 South 6000 West
         West Valley City, Utah                              84128
-------------------------------------------------          --------------
(Address of Principal Executive Offices)                      (Zip Code)


(801) 963-5112 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the registrant's common stock as of November 18, 2004: 427,844,580.


Transitional Small Business Disclosure Format (check one): Yes ______   NO  X

Table of Contents


                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of September 30, 2004, (unaudited) and           3
         December 31, 2003

         Statements of Operations for the Three and Nine Months ended       4
         September 30, 2004, (unaudited) and 2003 (unaudited)

         Statements of Cash Flows for the Three and Nine Months ended       5
         September 30, 2004, (unaudited) and 2003 (unaudited)

         Notes to Condensed Consolidated Financial Statements               7
         (unaudited)

Item 2.  Management's Discussion and Analysis of or Plan of Operation      17

Item 3.  Evaluation of Controls and Procedures                             21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22

Item 5.  Other Information                                                 27

Item 6   Exhibits                                                          28

Signatures                                                                 28

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements of CirTran Corporation and related notes thereto are filed as part of this Form 10-QSB:

                                                                          Page

Condensed  Consolidated  Balance  Sheets as of September 30,
2004 and December 31, 2003 (Unaudited)                                       F-2

Condensed  Consolidated  Statements  of  Operations  for the
Three and Nine  Months  Ended  September  30,  2004 and 2003
(Unaudited)                                                                  F-3

Condensed  Consolidated  Statements  of Cash  Flows  for the
Three and Nine  Months  Ended  September  30,  2004 and 2003
(Unaudited)                                                                  F-4

Notes  to  Condensed   Consolidated   Financial   Statements
(Unaudited)                                                                  F-6

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                   September 30,   December 31,
                                                                      2004              2003
                                                                 ----------------   ---------------

ASSETS
Current Assets
Cash and cash equivalents                                        $       118,762    $       54,135
Trade accounts receivable, net of allowance for doubtful
accounts of $27,626 and $28,876, respectively                            546,259            89,187
Inventory                                                              1,444,614         1,247,428
Other                                                                    181,696           165,091
                                                                 ----------------   ---------------
Total Current Assets                                                   2,291,331         1,555,841

Property and Equipment, Net                                              865,607           577,603

Investment in Securities at Cost                                         300,000                 -

Other Assets, Net                                                         13,098            10,390
Deferred Offering Costs                                                   68,000            26,000
                                                                 ----------------   ---------------


Total Assets                                                     $     3,538,036    $    2,169,834
                                                                 ----------------   ---------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                                     $ -           $ 9,623
Accounts payable                                                         773,322         1,300,597
Accrued liabilities                                                    3,756,257         3,615,264
Current maturities of long-term notes payable                          2,020,828         1,964,021
Notes payable to stockholders                                             18,586            31,838
Notes payable to related parties                                         653,066           163,742
                                                                 ----------------   ---------------
Total Current Liabilities                                              7,222,059         7,085,085
                                                                 ----------------   ---------------

Long-Term Notes Payable, Less Current Maturities                               -                 -
                                                                 ----------------   ---------------


Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 427,844,580 and 349,087,699
net of 3,000,000 shares held in treasury at no cost at
September 30, 2004 and December 31, 2003, respectively                   427,844           349,088
Additional paid-in capital                                            15,527,086        12,876,941
Accumulated deficit                                                  (19,638,953)      (18,141,280)
                                                                 ----------------   ---------------
Total Stockholders' Deficit                                           (3,684,023)       (4,915,251)
                                                                 ----------------   ---------------
Total Liabilities and Stockholders' Deficit                      $     3,538,036    $    2,169,834
                                                                 ----------------   ---------------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For the Three Months Ended  For the Nine Months Ended
                                                    September 30,               September 30,
                                            -----------------------------  ----------------------------
                                                  2004           2003           2004           2003
                                            --------------  -------------  -------------   ------------

Net Sales                                   $   2,626,770   $    267,494   $  5,230,374    $   954,030
Cost of Sales                                  (2,069,828)      (180,659)    (4,066,375)      (637,586)
                                            --------------  -------------  -------------   ------------

Gross Profit                                      556,942         86,835      1,163,999        316,444
                                            --------------  -------------  -------------   ------------

Operating Expenses
Selling, general and administrative expenses      876,043        636,815      2,240,620      1,751,914
Non-cash employee compensation expense            147,500         25,000        226,250         97,500
                                            --------------  -------------  -------------   ------------
Total Operating Expenses                        1,023,543        661,815      2,466,870      1,849,414
                                            --------------  -------------  -------------   ------------

Loss From Operations                             (466,601)      (574,980)    (1,302,871)    (1,532,970)
                                            --------------  -------------  -------------   ------------

Other Income (Expense)
Interest                                          (85,446)      (143,028)      (400,039)      (392,055)
Other, net                                            (39)           (50)          (196)           (50)
Gain on forgiveness of debt                             -              -        205,433              -
                                            --------------  -------------  -------------   ------------
Total Other Expense, Net                          (85,485)      (143,078)      (194,802)      (392,105)
                                            --------------  -------------  -------------   ------------

Net Loss                                    $    (552,086)  $   (718,058)  $  (1,497,673)  $  (1,925,075)
                                            --------------  -------------  -------------   ------------

Basic and diluted loss per common share           $ (0.00)  $      (0.00)  $      (0.00)   $     (0.01)
                                            --------------  -------------  -------------   ------------
Basic and diluted weighted-average
common shares outstanding                     424,095,306    278,797,940    400,091,599     262,142,159
                                            --------------  -------------  -------------   ------------






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Nine Months Ended September 30,                                                2004                    2003
                                                                               --------------------    --------------------

Cash flows from operating activities
Net loss                                                                       $        (1,497,673)    $        (1,925,075)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                              181,414                 232,094
Provision for loss on trade receivables                                                     (1,200)                    803
Loss on disposal of equipment                                                               33,238                       -
Gain on forgiveness of debt                                                               (205,433)                      -
Non-cash compensation expense                                                                    -                  97,500
Settlement expense                                                                          60,000                  62,226
Amortization of loan costs                                                                       -                  77,650
Loan costs and interest paid from loan proceeds                                            145,000                       -
Stock issued for consulting expense                                                              -                   1,996
Intrinsic value of options issued to employees                                             125,000                       -
Options exercised in lieu of board and employee compensation                               101,250                       -
Options issued to attorneys and consultants for services                                   175,602                       -
Changes in assets and liabilities:
Trade accounts receivable                                                                 (455,872)                (23,503)
Inventories                                                                               (197,186)                 58,551
Prepaid expenses and other assets                                                          (19,313)                  2,203
Accounts payable                                                                           184,619                 102,779
Accrued liabilities                                                                        294,597                 605,184
                                                                               --------------------    --------------------

Total adjustments                                                                          421,716               1,217,483
                                                                               --------------------    --------------------

Net cash used in operating activities                                                   (1,075,957)               (707,592)
                                                                               --------------------    --------------------

Cash flows from investing activities
Purchase of investment                                                                    (300,000)                      -
Purchase of property and equipment                                                        (502,657)                 (5,527)
                                                                               --------------------    --------------------

Net cash used in investing activities                                                     (802,657)                 (5,527)
                                                                               --------------------    --------------------

Cash flows from financing activities
Change in checks written in excess of cash in bank                                          (9,623)                (19,531)
Proceeds from notes payable to stockholders                                                 18,500                 262,504
Payments on notes payable to stockholders                                                  (31,752)               (240,665)
Proceeds from notes payable, net of cash paid for offering costs                         2,927,000                 515,597
Principal payments on notes payable                                                       (298,545)               (139,852)
Proceeds from notes payable to related parties                                           2,145,233                 100,000
Payment on notes payable to related parties                                             (2,919,622)                      -
Proceeds from exercise of options and warrants to purchase
common stock                                                                               111,500                 262,500
Exercise of options issued to attorneys and consultants
for services                                                                                   550                       -
                                                                               --------------------    --------------------

Net cash provided by financing activities                                                1,943,241                 740,553
                                                                               --------------------    --------------------

Net increase in cash and cash equivalents                                                   64,627                  27,434

Cash and cash equivalents at beginning of year                                              54,135                     500
                                                                               --------------------    --------------------

Cash and cash equivalents at end of period                                     $          118,762      $            27,934
                                                                               --------------------    --------------------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)


For the Nine Months Ended September 30,                                                2004                    2003
                                                                               --------------------    --------------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                                       $           230,572     $            74,204

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations                $           711,894     $            47,561
Common stock issued for settlement of note payable                             $            30,000     $                 -
Common stock issuance in which proceeds were retained
  as payment of notes payable                                                  $         2,150,000     $           284,000
Common stock issued for accrued compensation                                   $                 -     $            10,000
Accrued interest converted to notes payable                                    $             6,834     $            45,205
Stock options exercised for settlement of accrued interest
and accrued compensation                                                       $            61,000     $           130,000
Note issued for settlement of notes payable and accrued
interest                                                                       $           551,819     $                 -
Fees withheld from notes payable for Equity Line Agreement                     $            86,000     $            11,360
Deferred offering costs withheld from notes payable proceeds                   $           128,000     $            16,000
Loan costs included in notes payable                                                             -     $            77,650





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB/A. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

Stock-Based Compensation -- At September 30, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for the plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. During the nine months ended September 30, 2004 and 2003, the Company recognized compensation expense relating to stock options and warrants of $226,250 and $97,500, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                                     -----------------------------------    --------------------------------------
                                                         2004                  2003               2004               2003
                                                     ----------------    ---------------    --------------   ---------------------
Net loss, as reported                                $      (552,086)    $     (718,058)    $  (1,497,673)   $         (1,925,075)
Add:  Stock-based  employee compensation expense
included in net loss                                         147,500             27,225           226,250                  97,500
Deduct:  Total stock-based employee compensation
benefit (expense) determined under fair value based
method for all awards                                       (108,091)           (74,639)         (412,557)               (274,167)
                                                     ----------------    ---------------    --------------   ---------------------

Pro forma net loss                                   $      (512,677)    $     (765,472)    $  (1,683,980)   $         (2,101,742)
                                                     ----------------    ---------------    --------------   ---------------------

Basic and diluted loss per common share as reported  $         (0.00)    $        (0.00)    $       (0.00)   $              (0.01)
                                                     ----------------    ---------------    --------------   ---------------------

Basic and diluted loss per common share pro forma    $         (0.00)    $        (0.00)    $       (0.00)   $              (0.01)
                                                     ----------------    ---------------    --------------   ---------------------

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $1,497,673 and $2,910,978 for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. As of September 30, 2004 and December 31, 2003, the Company had an accumulated deficit of $19,638,953 and $18,141,280, respectively, and a total stockholders' deficit of $3,684,023 and $4,915,251, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $1,075,957 and $1,123,818 for the nine months ended September 30, 2004, and the year ended December 31, 2003, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock, and to cure defaults with lenders through forbearance agreements that the Company will be able to service. During the nine months ended September 30, 2004, and the year ended December 31, 2003, the Company successfully converted trade payables, notes payable, and accrued interest of approximately $1,263,713 and $2,986, respectively, into notes. Accrued interest of $27,020 associated with the notes payable was not converted to the note payable with Abacus Ventures, Inc. ("Abacus"); therefore, a gain on forgiveness of debt was recorded for $27,020 for the nine months ended September 30, 2004.

The Company intends to continue to pursue this type of debt conversion going forward with other creditors. As discussed in Note 7, the Company has entered into an equity line of credit agreement and a standby equity distribution agreement with a private investor. The Company intends to terminate the equity line of credit agreement when it is able to draw against the standby equity distribution agreement. Realization of additional proceeds under either agreement is not assured.

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

Separate from the purchase of the Preferred Shares, the Company and the investee also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services handling most of the investee's manufacturing operations from material procurement to complete finished box-build of all of investee products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party. Sales under this agreement totaled $89,969 and $510,141 for the three and nine months ended September 30, 2004, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholder -- The Company had amounts due to stockholders from three separate notes. The balance due to stockholders at September 30, 2004, and December 31, 2003, was $18,586 and $31,838, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent. Unpaid accrued interest was $7,577 and $6,900 at September 30, 2004, and December 31, 2003, respectively, and is included in accrued liabilities. These notes are due on demand.

Notes Payable to Related Party -- The Company had amounts due to Abacas Ventures, Inc., a related party, under the terms of a note payable and a bridge loan.

During 2002, the Company entered into a verbal bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the nine months ended September 30, 2004, and the year ended December 31, 2003, the Company was advanced $3,408,946 and $350,000, respectively, and made cash payments of $2,919,621 and $875,000, respectively, for an outstanding balance on the bridge loan of $653,066 and $163,742, respectively.

The total accrued interest owed to Abacas was $361,101 and $230,484 as of September 30, 2004, and December 31, 2003, respectively, and is included in accrued liabilities.

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

On April 14, 2004, an unrelated party filed a claim against the Company alleging that the Company stopped paying amounts due under a note entered into in June 1998. The suit seeks $90,500 plus fees and costs. During May 2004, the Company settled this claim by issuing 1,000,000 shares of common which resulted in a settlement expense of $60,000.

Litigation - During 2000, the Company settled a lawsuit filed by a vendor by issuing 5,281,050 shares of the Company's common stock valued at $324,284, paying $83,000 in cash and issuing two notes payable totaling $239,000. During 2002, the vendor filed a confession of judgment, in the amount of $519,052, claiming that the Company defaulted on its agreement and claims the 2000 lawsuit was not properly satisfied. At December 31, 2003, the Company owed $60,133 of principal under the terms of the remaining note payable. The Company denies the vendor's claims and intends to vigorously defend itself against the confession of judgement.

During 2003, an investment firm filed suit in the U.S. District Court, District of Utah seeking finders fees, consisting of common stock valued at $350,000 for allegedly introducing the Company to the Equity Line Investor (Notes 6 and 7). The case was previously dismissed in a New York court. The Company estimates that the risk of loss is remote, therefore no accrual has been made.

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

A financial institution brought suit against the Company during February 2000, alleging that the Company owed approximately $439,000 for a loan provided to the Company for the Company's use and benefit. Judgment was entered against the Company and certain guarantors in the amount of $427,292 plus interest at the rate of 8.61% per annum from June 27, 2000. The Company has made payments to the financial institution, reducing the obligation to $215,516 at December 31, 2003, plus interest accruing from January 1, 2002. The Company has settled this claim in full as discussed in Note 6.

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

A financial institution brought suit against the Company in June 2003 for the non-payment of $39,367 under the terms of a note payable. This amount is included in notes payable at December 31, 2003. The Company is currently in settlement negotiations to settle this matter.

Various vendors have notified the Company that they believe they have claims against the Company totaling $116,119. None of these vendors have filed lawsuits in relation to these claims. The Company has accrued the entire amount of these claims and they are included in accounts payable.

The Company is the defendant in numerous legal actions, primarily resulting from nonpayment of vendor invoices for goods and services received, that it has determined the probability of realizing any loss is remote. The total amount of these legal actions is $68,952. The Company has made no accrual for the legal actions and is currently in the process of negotiating the dismissal of these claims with the various vendors.

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

Additionally, in connection with the Company's entering into an Equity Line of Credit Agreement (described in Note 7), the Company granted to the equity line investor (the "Equity Line Investor") registration rights, in connection with which the Company is required to file a registration statement covering the resale of shares put to the Equity Line Investor under the equity line. The Company is also required to keep the registration statement effective until two years following the date of the last advance under the equity line.

Also, in connection with the Company's entering into a standby equity distribution agreement (described in Note 7), the Company granted to the investor registration rights, in connection with which the Company is required to file a registration statement covering the resale of shares put to the investor under the standby equity distribution agreement. The Company is also required to keep the registration statement effective until two years following the date of the last advance under the standby equity distribution agreement. The Company has not yet had such registration statement declared effective by the Securities and Exchange Commission.

Accrued Payroll Tax Liabilities -- As of September 30, 2004, the Company had accrued liabilities in the amount of $2,136,891 for delinquent payroll taxes, including interest estimated at $458,677 and penalties estimated at $230,927. Of this amount, approximately $306,153 was due the State of Utah. Approximately $1,830,738 was owed to the Internal Revenue Service as of September 30, 2004. The Company, in response to collection notices, filed a due process appeal with the Internal Revenue Service's Appeals Office. The appeal was resolved by an agreement with the Appeals Office that allowed the Company to file an offer in compromise of all federal tax liabilities owed by the Company based on its ability to pay. The Company filed its offer in compromise with the IRS in November 2003, and after meeting with IRS personnel, filed a revised offer in compromise on August 31, 2004. The Company was notified in November 2004 that the IRS had accepted the offer in compromise. Under the offer, the Company is required to pay $500,000 no later than February 3, 2005. Additionally, the Company must remain current in its payment of taxes for 5 years, and may not claim any NOL's for the years 2001 through 2015, or until the Company pays taxes in an amount equal to the taxes waived by the offer in compromise.

Further, the Utah State Tax Commission has entered into an agreement to allow the Company to pay the liability owing to the State of Utah in equal monthly installments of $4,000 over a two-year period running through December 2005. Through October 2004, the Company had made the required payments.

Marketing Agreement -- On October 1, 2004, the Company signed an agreement with a marketing firm to provide strategic planning advice. The term of the agreement is for six months from October 1, 2004 through March 31, 2005. The agreement shall be automatically extended for successive six month periods unless either party gives written notice of its intent not to renew the agreement. The Company will pay the marketing firm a commission of ten percent of all net proceeds from any new business brought to the Company by the marketing firm. Net proceeds are defined in the agreement as payments actually received by the Company from new business (net of returns, discounts, and rebates) from which costs of sales is subtracted. The Company will also pay $7,500 to the marketing firm during each of the first three months of the agreement. These payments are nonrefundable, but may be applied toward future commissions earned.

Manufacturing Agreement -- On June 10, 2004, the Company entered into an exclusive manufacturing agreement with certain Developers. Under the terms of the agreement, the Company, through its wholly-owned subsidiary CirTran-Asia has the exclusive right to manufacture the Ab King Pro., The Hot Dog Express and any other products developed by the Developers or any of their affiliates. The Developers will continue to provide marketing and consulting services related to the products under the agreement. Should the Developers early terminate the agreement, they must pay the Company $150,000. Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment.

In connection with this agreement the Company has agreed to issue options to purchase 1,500,000 shares common stock to the Developers upon the sale, shipment and payment for 200,000 Ab King Pro. units. The options will be exercisable at $0.06 per share, vest on the grant date and expire on June 10, 2005. As of September 30, 2004, the Company had sold, shipped and received payment for, 130,177 Ab King Pro. units. Because the Developers must provide future services for the options to vest, the options are treated as unissued for accounting purposes. The cost of these options will be recognized when the options are earned.

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

Notes Payable to Equity Line Investor -- At December 31, 2003, the Company owed $650,000 to Cornell Capital Partners, LP, pursuant to prior unsecured promissory notes. During the nine months ended September 30, 2004, the Company borrowed an additional $3,200,000, before offering costs of $273,000, from Cornell, pursuant to four additional unsecured promissory notes. In lieu of interest, the Company paid fees at closing of 4% to 5% of the loan amount to an affiliate of the lender. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by the Company and by the lender and its affiliate. The notes were repayable over periods ranging from 88 days to 193 days. Each of the notes stated that if the Company did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through September 30, 2004, the Company directed the repayment of $2,150,000 of these notes from proceeds generated under the Equity Line Agreement, discussed in Note 7 below. At September 30, 2004, the balance owing on these notes was $1,700,000 and the Company had not incurred the 24% penalty interest rate.

NOTE 7 - STOCKHOLDER'S EQUITY

Common Stock Issuance -- As discussed in Note 6, the Company issued 542,495 shares of common stock with a fair value of $30,000, based on the per share fair value of the Company's common stock on the date of issuance, as part of a settlement agreement for a note payable.

As discussed in Note 5, during May 2004, the Company settled a legal claim by issuing 1,000,000 shares of common which resulted in a settlement expense of $60,000, which was the fair value of the shares issued based on the per share fair value of the Company's common stock on the date of issuance.

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

During the nine months ended September 30, 2004, the Company drew an aggregate amount of $2,150,000 under the Equity Line Agreement, pursuant to draws on the equity line, net of fees of $86,000, and issued a total of 57,464,386 shares of common stock to Cornell under the Equity Line Agreement. At the Company's direction, Cornell retained the proceeds of the draws under the Equity Line Agreement and applied them as payments on the notes to Cornell, discussed in
Note 6 above.

Pursuant to the Equity Line Agreement, in connection with each draw the Company agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the nine months ended September 30, 2004 were $128,000. Of these payments, $86,000 was offset against additional paid-in capital as shares were issued under the Equity Line Agreement and $68,000 was classified as deferred offering costs at September 30, 2004. These deferred offering costs will be offset against additional paid-in capital as shares are issued under the Equity Line Agreement subsequent to September 30, 2004.

Standby Equity Distribution Agreement - The Company entered into a Standby Equity Distribution Agreement dated May 21, 2004, with Cornell. Under the Agreement, the Company has the right, at its sole discretion, to draw up to $20 million on the standby equity facility (the "SEDA Facility") and put to Cornell shares of its common stock in lieu of repayment of the draws. The number of shares to be issued in connection with each draw is determined by dividing the amount of the draw by the lowest volume-weighted average price of our common stock during the five consecutive trading days after the advance is sought. The maximum advance amount is $1,000,000 per advance, with a minimum of seven trading days between advances. Cornell will retain 5% of each advance as a fee under the Agreement. The term of the Agreement runs over a period of twenty-four months after a registration statement related to the Agreement is declared effective or until the full $20 million has been drawn, whichever comes first.

The Company intends to terminate the Equity Line of Credit Agreement and cease further draws or issuances of shares in connection with the Equity Line Agreement when it is able to draw against the SEDA Facility, which will be when the SEC declares effective a registration statement registering resale by Cornell of shares issued under the SEDA Facility. The SEC has not yet declared the registration statement effective.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation - The Company accounts for stock options issued to directors, officers and employees under APB No. 25 and related interpretations. Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non-employees, including the developers mentioned in Note 5, at their fair value in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

Non-Employee Grants - During the nine months ended September 30, 2004, the Company granted options to purchase 5,000,000 shares of common stock to attorneys for services at exercise prices of $0.0001 per share. The options were all five year options and vested on the dates granted. The weighted average fair value of the options on the grant dates was $0.044, which resulted in a fair value of $175,602 which reduced the amount owed for prior services provided.

These options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging from 2.80% to 3.72%, dividend yield of 0.0%, volatility ranging from 289% to 317%, and expected average life ranging between 3 and 5 years. The attorneys exercised the 5,000,000 options for cash proceeds of $500. An additional 500,000 of previously issued options were exercised for cash proceeds of $50.

Employee Grants - During the nine months ended September 30, 2004, the Company granted options to purchase 15,000,000 shares of common stock to directors and employees of the Company pursuant to the 2003 Plan. These options are five year options that vested on the date of grant. The related exercise prices range from $0.01 to $0.03 per share. The Company's common stock had a fair value of $0.01 to $0.05 per share at the time these options were granted. Non-cash compensation relating to the grant of these options was recognized for $125,000 during the nine months ended September 30, 2004, based upon the intrinsic value of options on the grant date. 14,250,000 of these options were exercised during the nine months ended September 30, 2004 for $111,500 of cash, $101,250 of compensation and $61,000 of accrued compensation. The $101,250 of compensation was recorded in conjunction with the cashless exercise of 4,500,000 of the options.

A summary of the stock option activity for the nine months ended September 30, 2004, is as follows:

                                                                            Weighted Average
                                                      Shares                 Exercise Price
                                               ----------------------    ----------------------
Outstanding at December 31, 2003                           3,850,500                    $ 0.02
Granted                                                   20,000,000                    $ 0.01
Exercised                                                (19,750,000)                   $ 0.01
Cancelled                                                          -                         -
                                               ----------------------
Outstanding at September 30, 2004                          4,100,500                    $ 0.03
                                               ======================

Excercisable at September 30, 2004                         4,100,500                    $ 0.03
                                               ======================


The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended September 30, 2004:

                                                  2004
                                          ----------------------
Expected dividend yield                                       -
Risk free interest rate                                   3.28%
Expected volatility                                        311%
Expected life                                         .10 years
Weighted average fair value per share                    $ 0.02

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

                                           Electronics             Ethernet               Contract
                                             Assembly             Technology            Manufacturing              Total
                                        -------------------   -------------------    --------------------    ------------------
September 30, 2004

Sales to external customers             $        2,424,582    $           46,328     $         2,759,464     $       5,230,374
Intersegment sales                                  11,325                   167                       -                11,492
Segment loss                                    (1,011,083)             (189,543)               (297,047)           (1,497,673)
Segment assets                                   2,875,515               204,716                 457,805             3,538,036
Depreciation and amortization                      168,332                 1,787                  11,295               181,414

September 30, 2003

Sales to external customers             $          795,239    $          158,791     $                 -     $         954,030
Intersegment sales                                  65,435                     -                       -                65,435
Segment loss                                    (1,784,619)             (140,456)                      -            (1,925,075)
Segment assets                                   2,136,110               205,543                       -             2,341,653
Depreciation and amortization                      227,985                 4,109                       -               232,094

                                                                                                   September 30,
                                                                                    -------------------------------------------
                            Sales                                                          2004                   2003
                                                                                    -------------------    --------------------

Total sales for reportable segments                                                 $        5,241,866     $         1,019,465
Elimination of intersegment sales                                                              (11,492)                (65,435)
                                                                                    -------------------    --------------------

Consolidated net sales                                                              $        5,230,374     $           954,030
                                                                                    -------------------    --------------------

                                                                                                  September 30,
                                                                                    -------------------------------------------
                        Total Assets                                                       2004                   2003
                                                                                    -------------------    --------------------

Total assets for reportable segments                                                $        3,538,036     $         2,341,653
Adjustment for intersegment amounts                                                                  -                       -
                                                                                    -------------------    --------------------

Consolidated total assets                                                           $        3,538,036     $         2,341,653
                                                                                    -------------------    --------------------

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion should be read in conjunction with Managements' Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

Overview

We provide a mixture of high- and medium-volume turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole, and custom injection molded cabling for leading electronics original equipment manufactures ("OEMs") in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing, and post-manufacturing services. Through our subsidiary, Racore Technology Corporation, we design and manufacture Ethernet technology products. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

During 2004, we established a new division, CirTran-Asia, Inc. ("CirTran-Asia"), which has contributed to a large portion of the increase in revenue for the nine months ended September 30, 2004. This new division, CirTran-Asia, is our Asian-based, wholly owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing.

CirTran has established a dedicated satellite office for CirTran-Asia, and has retained Mr. Charles Ho to lead the new division. Having proven the value and reliability of its core products, CirTran Corporation has chosen to expand into previously untapped product lines. CirTran-Asia will pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets.

We have been preparing for more than a year for this strategic move into the Asian market. Management anticipates that this new division will elevate CirTran to an international contract manufacturer status for multiple products in a wide variety of industries, and will, in short order, allow us to target large-scale contracts. We anticipate that our new clients will be leading manufacturing and marketing firms in the retail and direct consumer markets.

Information relating to recent developments in our increasing line of fitness products is as follows:

On June 7, 2004, we announced that CirTran-Asia had received an initial purchase order on May 26, 2004, relating to the manufacture of 80,000 AB KING PRO fitness machines. This order was the first order placed with CirTran-Asia under the exclusive manufacturing agreement. Subsequently, on June 14, 2004, we received another order for 80,000 units of the AB KING PRO, which was announced on June 16, 2004, through a separate press release. Since these announcements, CirTran-Asia has manufactured, shipped, and received payment of approximately $2,400,000 on approximately 120,000 units. On August 13, 2004, we also announced that on August 11, 2004 we had received new orders for Wal-Mart. The company shipped to Wal-Mart the complete order of 5,000 AB KING PRO machines and received payment of approximately $100,000 in September 2004. The units were distributed to Wal-Mart stores throughout Canada.

On September 9, 2004, we announced that on September 6, 2004, CirTran-Asia had been awarded the rights to manufacture a new abdominal fitness machine under the exclusive manufacturing agreement. This new product is called the AB Trainer Club Pro. We are still awaiting production orders to begin manufacturing and shipping this product.

On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been was awarded the rights to manufacture the AB Roller, an abdominal fitness machine under the exclusive manufacturing agreement. Through November 18, 2004, we have received orders and shipped in excess of 17,000 units valued at over $85,000. We anticipate that payment will be received within 30 days of shipping.

On September 14, 2004, we announced that on September 7, 2004, we had begun manufacturing an abdominal fitness machine entitled InStant Abs under the exclusive manufacturing agreement. Through November 18, 2004, we have received orders to manufacture and ship in excess of 31,000 units. We anticipate that payment will be received within 30 days of shipping.

On September 30, 2004, we announced that on September 23, 2004, CirTran-Asia had been awarded the rights to manufacture a Pilates fitness machine under the exclusive manufacturing agreement. Through November 18, 2004, we had received orders to manufacture and ship approximately 2,900 units of this product. As of November 18, 2004, this product was in the process of being manufactured, and we anticipated that we would ship the entire order by the end of November 2004.

Information relating to recent developments in new products under development along with procuring new products for development is as follows:

On August 11, 2004, we announced that CirTran-Asia received a purchase order on August 10, 2004 relating to the manufacture of a household cooking appliance for hot dogs and sausages, called The Hot Dog Express. We are still awaiting final approval of the proto-type unit and instructions to begin manufacturing.

On October 1, 2004, we entered into an agreement with Transactional Marketing Partners, Inc. ("TMP"), for consulting services. Pursuant to the agreement, we engaged TMP to provide strategic planning and for introduction of new business to us. Under the agreement, we agreed to pay to TMP a fee of ten percent of the net proceeds received by us from business brought to us by TMP. The fee is to be paid within 15 calendar days following the end of the month in which we receive the net proceeds. Additionally, we agreed to pay $7,500 during each of the first three months of the term of the agreement, with such payments being viewed as an advance against the fee to be earned. The advance payments are not refundable, but will be deducted from fees earned by TMP. The agreement has an initial term of six months, beginning October 1, 2004, and will be automatically extended for successive six-month periods unless either party gives written notice at least 30 days prior to the expiration of the term of the agreement of its intent not to renew. Additionally, we may terminate the agreement at any time by giving 30 days written notice.

Employment Agreements

On July 1, 2004, CirTran Corporation entered into an employment agreement with Iehab Hawatmeh, dated as of June 26, 2004. The agreement, which is for a term of five years and renews automatically on a year-to year basis, provides for a base salary of $225,000, plus a bonus of 5% of our earnings before interest, taxes, depreciation, and amortization, payable quarterly, as well as any other bonus our board of directors may approve. Under the Agreement, Mr. Hawatmeh agreed to serve as our Chief Executive Officer and President and to perform such other duties as delegated by our board of directors. The agreement provides for benefits including health insurance coverage, cell phone, car allowance, life insurance, and D&O insurance. Under the Agreement, Mr. Hawatmeh's employment may be terminated for cause, or upon his death or disability. In the event that Mr. Hawatmeh is terminated without cause, we are obligated to pay him, as a severance payment, an amount equal to five full years of his then-current annual base compensation, half upon such termination and half one year later, together with a continuation of insurance benefits for a period of five years.

Additionally, on July 1, 2004, CirTran Corporation entered into an employment agreement with Trevor Saliba, dated as of June 26, 2004. The agreement, which is for a term of three years and renews automatically on a year-to year basis, provides for a base salary of $120,000, plus a bonus of 1% of our gross sales generated directly by Mr. Saliba, a bonus of 5% of all gross investments made into CirTran which are directly generated and arranged by Mr. Saliba, a bonus of 1% of the net purchase price of any acquisitions completed by us which are directly generated and arranged by Mr. Saliba (payable in CirTran common stock), as well as any other bonus our board of directors may approve. Under the Agreement, Mr. Saliba agreed to serve as our Executive Vice President of Sales and Marketing, and to perform such other duties as delegated by our board of directors. The agreement provides for benefits including health insurance coverage, cell phone, car allowance, life insurance, and D&O insurance. Under the Agreement, Mr. Saliba's employment may be terminated for cause, or upon his death or disability. In the event that Mr. Saliba is terminated without cause, we are obligated to pay him, as a severance payment, an amount equal to one years' salary. If the Agreement expires of its terms or is terminated for any reason, Mr. Saliba may not compete with us for a period of one year from the date of termination of the agreement. Mr. Saliba also agreed not to solicit our employees or customers, or attempt to induce anyone to cease doing business with us for a period of two years after the termination of the agreement.

On July 1, 2004, we also entered into an employment agreement, dated as of June 26, 2004, with Shaher Hawatmeh, the brother of Iehab Hawatmeh. The agreement, which is for a term of three years and renews automatically on a year-to year basis, provides for a base salary of $150,000, plus a bonus of 1% of our earnings before interest, taxes, depreciation, and amortization, payable quarterly, as well as any other bonus our board of directors may approve. Under the Agreement, Mr. Shaher Hawatmeh agreed to serve as our Chief Operating Officer, and to perform such other duties as delegated by our board of directors. The agreement provides for benefits including health insurance coverage, cell phone, life insurance, and D&O insurance. Under the Agreement, Mr. Shaher Hawatmeh's employment may be terminated for cause, or upon his death or disability. In the event that Mr. Shaher Hawatmeh is terminated without cause, we are obligated to pay him, as a severance payment, an amount equal to one years' salary. If the Agreement expires of its terms or is terminated for any reason, Mr. Shaher Hawatmeh may not compete with us for a period of one year from the date of termination of the agreement. Mr. Shaher Hawatmeh also agreed not to solicit our employees or customers, or attempt to induce anyone to cease doing business with us for a period of two years after the termination of the agreement.

On June 15, 2004, our subsidiary, CirTran-Asia, entered into an employment agreement with Charles Ho. The agreement, which is for a term of three years and renews automatically on a year-to year basis, provides that for each additional product that Mr. Ho procures pursuant to the agreement between CirTran-Asia and Michael Casey Enterprises, LTD., Mr. Ho shall be entitled to receive such compensation as provided for in that agreement in the form of options to purchase shares of CirTran common stock. Under the Agreement, CirTran-Asia will not provided benefits to Mr. Ho., and his employment may be terminated for cause, or upon his death or disability. If the Agreement expires of its terms or is terminated for any reason, Mr. Ho may not compete with us for a period of one year from the date of termination of the agreement. Mr. Ho also agreed not to solicit our employees or customers, or attempt to induce anyone to cease doing business with us for a period of two years after the termination of the agreement.


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

Related Party Transactions

Certain transactions involving Abacas Ventures, Inc., the Saliba Private Annuity Trust and the Saliba Living Trust are regarded as related party transactions under FAS 57. Disclosure concerning these transactions is set out in this Item 2 under "Liquidity and Capital Resources - Liquidity and Financing Arrangements," and in "Item 5 - Other Information."

Results of Operations - Comparison of Periods Ended September 30, 2004 and 2003

         Sales and Cost of Sales

Net sales increased to $2,626,770 for the three-month period ended September 30, 2004, as compared to $267,494 during the same period in 2003 for an increase of 882.0%. The third quarter sales increase can be attributed to several factors, including the strengthening of the overall market economy. Industry-wide, we are seeing more OEMs release larger order commitments with extended time tables. We estimate that $237,465 of the sales increase relates to the strengthening of the overall market economy. The second significant factor directly related to CirTran is our marketing approach. Most contract manufacturers approach customers on a job-by-job basis. CirTran approaches customers on a partner basis. We have developed a program where we can be more effective when we control the material procurement, purchasing, and final assembly, providing the customer a final quality product delivered on time and at a lower market cost. This approach has resulted in sales to new customers of $276,788 during the three months ended September 30, 2004. The biggest factor contribution to the increase of net sales during the third quarter was the establishment of the new division CirTran-Asia, which has contributed $1,793,673 of the increase in revenue. CirTran-Asia, our Asian-based wholly owned subsidiary of CirTran Corporation, provides a myriad of manufacturing services to the direct response and retail consumer markets. Our vast experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase; engineering and design, product development and prototyping, tooling, high-volume manufacturing. Cost of sales increased by 1045.7%, from $180,659 during the three-month period ended September 30, 2003, to $2,069,828 during the same period in 2004. The increase in cost of sale is due to increase in revenue. Our gross profit margin for the three-month period ended September 30, 2004, was 21.2%, down from 32.5% for the same period in 2003. The decrease is due to the increase of cost of sales for CirTran-Asia products that have smaller gross margins, but higher volume.

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at September 30, 2004, was $1,444,614, as compared to $1,247,428 at December 31, 2003. The increase in inventory is required to facilitate the increase in turnkey sales.

         Selling, General and Administrative Expenses

During the quarter ended September 30, 2004, selling, general and administrative expenses were $876,043 versus $636,815 for the same period in 2003, a 37.6% increase. The increase was due to expenses related to the CirTran-Asia division, along with our efforts to aggressively market our products. Selling, general and administrative expenses as a percentage of sales as of September 30, 2004 were 33.4% as compared to 238.1% during the same period in 2003. This decrease is due in part to an increase in sales and better control of expenses.

         Interest Expense

Interest expense for quarter ended September 30, 2004, was $85,446 as compared to $143,028 for the same period in 2003, a decrease of 40.3%. The decrease is primarily due to the reduction in interest expense related the settlement of various notes payable. As of September 30, 2004, and December 31, 2003, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $2,136,891 and $2,107,930, respectively.

As a result of the above factors, our overall net loss decreased 23.1% to $552,086 for the quarter ended September 30, 2004, as compared to $718,058 for the quarter ended September 30, 2003. This decrease was in part attributed to a substantial increase in sales and better cost controls.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $19,638,953 at September 30, 2004, and $18,141,280 at December 31, 2003. Our net loss for the quarter ending September 30, 2004, was $466,601, compared to $574,980 for the quarter ended September 30, 2003. Our current liabilities exceeded our current assets by $4,930,728 as of September 30, 2004, and $5,529,244 as of December 31, 2003. The decrease was mostly attributable to decreasing account payables, settlements of notes payable, and an increase in accounts receivable and inventory. For the nine months ended September 30, 2004 and 2003, we had negative cash flows from operations of $1,075,957 and $707,592 respectively. For the nine months ended September 30, 2004, we have improved the cash flow by $368,365, as compared to the nine months ended September 30, 2003.

         Cash

We had cash on hand of $118,762 at September 30, 2004, and $54,135 at December 31, 2003.

Net cash used in operating activities was $1,075,957 for the nine months ended September 30, 2004. Cash received from customers of $4,773,302 was not sufficient to offset cash paid to vendors, suppliers, and employees of $5,849,259. The non-cash charges were for depreciation and amortization of $181,414 and loan costs and interest paid from loan proceeds of $145,000. Because the Company has negative cash flows from operations, it must rely on sources of cash other than customers to support its operations. It is anticipated that various methods of equity financing will be required to support operations until cash flows from operations are positive.

Net cash used in investing activities during the nine months ended September 30, 2004, consisted of equipment purchases of $502,657 and a purchase of investment securities in the amount of $300,000.

Net cash provided by financing activities was $1,943,241 during the nine months ended September 30, 2004. Principal sources of cash were proceeds of $2,145,233 from notes payable to related parties, proceeds from notes payable of $2,927,000, and proceeds from the exercise of options to purchase common stock of $111,500. These proceeds were offset by principal payments on notes payable to related parties in the amount of $2,919,622.

         Accounts Receivable

At September 30, 2004, we had receivables of $546,259, net of a reserve for doubtful accounts of $27,626, as compared to $89,187 at December 31, 2003, net of a reserve of $28,876. This increase was primarily attributed to sales having substantially increased in the last month of the third quarter as compared to the last two months in 2003. The Company has implemented an aggressive process to collect past due accounts over the past eighteen months. As such, the receivables that were past due for a period of greater than 45 days as of September 30, 2004, were less than 5% of total receivables. Individual accounts are continually monitored for collectibilty. As part of monitoring individual customer accounts, the Company evaluates the adequacy of its allowance for doubtful accounts. Since the implementation of the new collection process, very few accounts have been deemed uncollectible. In addition, the majority of the increase in accounts receivable as of September 30, 2004, related to sales that occurred in the last month of the quarter. Therefore they were not deemed uncollectible.

         Accounts Payable

Accounts payable were $773,322 at September 30, 2004, as compared to $1,300,597 at December 31, 2003. This decrease is primarily attributed to conversions of accounts payable to notes payable in relation to settlements made by Abacas Ventures.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $19,638,953 and a total stockholders' deficit of $3,684,023 at September 30, 2004. As of September 30, 2004, our monthly operating costs and interest expenses averaged approximately $318,000 per month.

Significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. At September 30, 2004, we were in default of notes payable whose principal amount, not including the amount owing to Abacas Ventures, Inc., was approximately $320,000. In addition, the principal amount of notes that either mature in 2004 or are payable on demand was approximately $1,700,000.

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

Notes Payable to Equity Line Investor -- During 2003, we borrowed a total of $1,830,000 from Cornell Capital Partners, LP, pursuant to nine unsecured promissory notes. The loans were made and the notes were issued from June 2003 through December 2003. In lieu of interest, we paid fees to the lender, ranging from 5% to 10%, of the amount of the loan. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by us and by the lender and its affiliate. The notes were repayable over periods ranging from 70 days to 131 days. Each of the notes stated that if we did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through December 31, 2003, we directed the repayment of $1,180,000 of these notes from proceeds generated under the Equity Line Agreement, discussed in Note 10 below. At December 31, 2003, the balance owing on these notes was $650,000. All notes were paid when due or before, and at no time did we incur the 24% penalty interest rate.

During the nine months ended September 30, 2004, Cornell loaned us an additional $3,200,000 pursuant to four additional unsecured promissory notes, $1,700,000 of which remained outstanding at November 18, 2004. The loans were made and the notes were issued in January through June 2004, bringing the total aggregate loans from Cornell to $5,030,000. As before, in lieu of interest, we paid fees to the lender, ranging from 4% to 5%, of the amount of the loan. The fees were negotiated in each instance and agreed upon by us and by the lender and its affiliate. The notes were repayable over periods of 88 days and 193 days. Each of the notes stated that if we did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance.

As noted above, we received proceeds of $5,030,000 from notes payable to Cornell. We used the proceeds from these notes to fund operating losses of approximately $2,938,000, pay down accounts payable, notes payable and other settlements of approximately $1,401,000, purchase equipment and tooling in the amount of $391,000, and to invest in Broadata in the amount of $300,000.

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

Prior Equity Line of Credit Agreement

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

During the nine months ended September 30, 2004, we drew an aggregate amount of $2,150,000 under the Equity Line Agreement, pursuant to draws on the Equity Line, net of fees of $86,000, and issued a total of 57,464,386 shares of common stock to Cornell under the Equity Line Agreement. At our direction, Cornell retained the proceeds of the draws under the Equity Line Agreement and applied them as payments on the notes to Cornell, discussed above.

Pursuant to the Equity Line Agreement, in connection with each draw, we agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the nine months ended September 30, 2004 were $128,000. Of these payments, $86,000 was offset against additional paid-in capital as shares were issued under the Equity Line Agreement and $68,000 was recorded as deferred offering costs for total deferred offering costs of $68,000 at September 30, 2004. These deferred offering costs will be offset against additional paid-in capital as shares are issued under the Equity Line Agreement subsequent to September 30, 2004.

Standby Equity Distribution Agreement

         We entered into a Standby Equity Distribution Agreement (the "Agreement") dated May 21, 2004, with Cornell Capital Partners, LP (the "SEDA Investor"). Under the Agreement, we have the right, at our sole discretion, to sell periodically to the SEDA Investor shares of our common stock for an aggregate purchase price of up to $20 million. The purchase price for the shares sold to the SEDA Investor is equal to the lowest volume-weighted average price of our common stock during the pricing period consisting of the five consecutive trading days after we give an advance notice. The periodic sale of shares is known as an advance. We may request an advance, by giving a written advance notice to the SEDA Investor, and may not request advances more frequently than every seven trading days. A closing will be held on the first trading day after the end of the pricing period. The maximum advance amount is one million dollars ($1,000,000) per advance, with a minimum of seven trading days between advances. In addition, we may not request advances if the shares to be issued in connection with such advances would result in the SEDA Investors owning more than 9.9% of our outstanding common stock.

         The SEDA Investor will retain a commitment fee of 5% of the amount of each advance under the Agreement.

         Proceeds used under the Agreement will be used for general corporate purposes and likely will include the repayment of notes issued to Cornell, the SEDA Investor. We cannot predict the total amount of proceeds to be raised in this transaction because we have not determined the total amount of the advances we intend to draw.

         As noted above, we intend to use proceeds from the SEDA facility to repay the outstanding balance of $1,700,000 owing to Cornell under a note payable. Doing so will reduce the amount available to us for other corporate purposes under the SEDA facility from $20,000,000 to $18,300,000. Management believes that the remaining amount will be sufficient to sustain our operations for the commitment period of the SEDA facility, which is 24 months from the date a registration statement covering the resale of shares by the SEDA Investor is declared effective. However, if we are able to obtain funding on better terms, or if our operations begin to generate sufficient revenues to allow us to operate without drawing on the SEDA facility or at reduced amounts, we may not draw the full remaining $18,300,000 available to us. As discussed above, under the Agreement we are not required to draw any of the amounts available to us under the SEDA facility. Whether to draw and the extent to which we make draws is in our discretion, and we will make draws only as needed.

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


PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

         As of September 30, 2004, the Company had accrued liabilities in the amount of $2,136,891 for delinquent payroll taxes, including interest estimated at $458,677 and penalties estimated at $230,927. Of this amount, approximately $306,153 was due the State of Utah. Approximately $1,830,738 was owed to the Internal Revenue Service as of September 30, 2004. The Company, in response to collection notices, filed a due process appeal with the Internal Revenue Service's Appeals Office. The appeal was resolved by an agreement with the Appeals Office that allowed the Company to file an offer in compromise of all federal tax liabilities owed by the Company based on its ability to pay. The Company filed its offer in compromise with the IRS in November 2003, and after meeting with IRS personnel, filed a revised offer in compromise on August 31, 2004. The Company was notified in November 2004 that the IRS had accepted the offer in compromise. Under the offer, the Company is required to pay an aggregate amount of $500,000 (representing payments of $350,000 by Circuit Technology, Inc., $100,000 by CirTran Corporation, and $50,000 by Racore Technology, Inc.), not later than February 3, 2005. Additionally, the Company must remain current in its payment of taxes for 5 years, and may not claim any NOLs for the years 2001 through 2015, or until the three companies pay taxes in an amount equal to the taxes waived by the offer in compromise.

         Further, the Utah State Tax Commission has entered into an agreement to allow the Company to pay the liability owing to the State of Utah in equal monthly installments of $4,000 over a two-year period running through December 2005. Through November 2004, we had made the required payments.

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

         Contact East has notified the Company that it believes it has a claim against the Company in the amount of $32,129.89 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company is not aware of a lawsuit being filed, and has been involved in settlement negotiations.

         C/S Utilities has notified the Company that it has a judgment against the Company from a Colorado state court in the amount of $37,966, in connection with utilities services. The Company has been involved in settlement negotiations.

         Future Electronics Corp v. Circuit Technology Corporation, Civil No. 000900296, Third Judicial District Court, Salt Lake County, State of Utah. Suit was brought against the Company on or about January 12, 2000, under allegations that the Company owed $646,283.96 for the cost of goods or services provided to the Company for the Company's use and benefit. Claims were asserted for breach of contract, fraud, negligent misrepresentation, unjust enrichment, account stated and dishonored instruments. The Company answered the complaint, admitting that it owed certain sums for conforming goods and services and denying all other claims. Partial Summary Judgment was entered in the amount of $646,783.96 as to certain claims against the Company. Negotiations for settlement resulted in an agreement for settlement of all claims of Future against the Company subject to performance by the Company under the agreement. The Company also issued to Future 352,070 shares of its restricted common stock. The Company did not perform its obligations under the settlement agreement, and a Confession of Judgment was entered in January 2002 in the amount of $519,052.00. The Company disputes the amount of the judgment entered. No collection efforts have been made. The Company is currently negotiating settlement of this matter.

         Molex has notified the Company that it believes it has a claim against the Company in the amount of $90,000.00 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company is not aware of a lawsuit being filed in connection with this claim, and has been involved in settlement negotiations.

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

         Volt Temporary Services has notified the Company that it believes it has a claim against the Company in the amount of $30,986 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company is not aware of a lawsuit being filed in this matter, and has been involved in settlement negotiations.

         George M. Madanat, Civil No. KC 035616, Superior Court of the State of California for the County of Los Angeles, East District. Suit was brought against the company on or about April 2, 2001, under allegations that the company owed $121,824.90 under the terms of a promissory note. A Stipulation for Settlement and for Entry of Judgment was executed by the parties wherein the Company agreed to arrange for payment of a principal amount of $145,000 in 48 monthly installments. The Company subsequently defaulted on its obligations under the settlement agreement, and judgment was entered against the Company. The Company is continuing its attempts to settle this matter with Mr. Madanat.

         Howard Salamon, dba Salamon Brothers vs. CirTran Corporation, Civil No. 2:03-00787, U.S. District Court, District of Utah. Howard Salamon originally filed suit against the Company in the U.S. District Court, Eastern District of New York, seeking finders fees, consisting of shares of the Company's common stock valued at $350,000, allegedly owed in connection with Salamon's introducing the Company to Cornell Capital Partners, L.P., the Equity Line Investor. The Company disputes the claims in the complaint. The case was dismissed in New York and refiled in Utah. The Company has filed its answer in the Utah case and the lawsuit is proceeding. The Plaintiff has sought leave to file an amended complaint, which the court granted; however, the Company had not been served with the amended complaint as of November 16, 2004. The Company is also currently conducting settlement negotiations.

         RecovAR Group, LLC vs. CirTran Corporation, Inc., District Court of Maryland. This matter arises from an agreement between the Company and United Parcel Services, Inc. ("UPS"). UPS alleges that the Company owes approximately $8,024 for services rendered. RecovAR Group, LLC, brought the action on behalf of UPS. The Company is continuing its settlement negotiations with RecovAR Group, LLC

         US Bank vs. Racore Network, Civil No. 030909879, Third Judicial

District Court, Salt Lake County, State of Utah. US Bank brought suit against Racore Network for $39,366.92, plus interest, and default judgment was entered in June 2003. Racore is in settlement negotiations with US Bank to settle this matter.

Item 5.  Other Information

Abacas Ventures

     An explanation of the relationship between CirTran and Abacas Ventures, Inc., is as follows:

         Two trusts, the Saliba Living Trust and the Saliba Private Annuity Trust (collectively, the "Saliba Trusts"), were investors in Circuit Technology, a Utah corporation and predecessor entity of the Company. The trustees of the trusts are Tom and Betty Saliba, and Tom Saliba, respectively. (Tom Saliba is the nephew of the grandfather of Trevor Saliba, one of the directors of CirTran.) In July 2000, CirTran Corporation merged with Circuit Technology. Through that merger, the Saliba Trusts became shareholders of CirTran. The Saliba Trusts are also two of the shareholders of an entity named Abacas Ventures, Inc. ("Abacas"). At the time of the merger, CirTran was in default on several of its obligations, including an obligation to Imperial Bank. The Saliba Trusts, through Abacas, purchased the bank's claim against CirTran to protect their investment in CirTran. Since that time, Abacas has continued to settle debts of CirTran to improve Abacas's position and to take advantage of certain discounts that creditors of CirTran offered to settle their claims. On two occasions, the Abacas shareholders have agreed to convert outstanding debt owed by CirTran to Abacas into shares of CirTran common stock (discussed below). Abacas continues to work with the company to settle claims by creditors against CirTran, and, on occasion, to provide funding. There can be no assurance that Abacus will agree to convert its existing debt, or any debt it acquires in the future, into shares of CirTran, or that conversions will occur at a price and on terms that are favorable to CirTran. If Abacus and CirTran cannot agree on acceptable conversion terms, Abacus may demand payment of some or all of the debt. If CirTran does not have sufficient cash or credit facilities to pay the amount then due and owing by CirTran to Abacus, Abacus may exercise its rights as a senior secured lender and commence foreclosure or other proceedings against the assets of CirTran. Such actions by Abacus could have a material adverse effect upon CirTran and its ability to continue in business.

         During 2002, the Company entered into a verbal bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the nine months ended September 30, 2004 and the year ended December 31, 2003, the Company was advanced $3,408,946 and $350,000, respectively, and made cash payments of $2,919,621 and $875,000 respectively, for an outstanding balance on the bridge loan of $653,066 and $163,742, respectively. During the nine months ended September 30, 2004, and the year ended December 31, 2003, Abacas purchased certain converted trade payables, notes payable, and accrued interest of the Company of approximately $1,263,713 and $2,986, respectively, and converted the obligations into notes to Abacas. Accrued interest of $27,020 associated with the notes payable was not converted to the note payable with Abacus; therefore, a gain on forgiveness of debt was recorded for $27,020 for the nine months ended September 30, 2004. The Company intends to continue to pursue this type of debt conversion going forward with other creditors.

         Also, as of September 30, 2004 the company owed I&R Properties, LLC, the previous owner of our principal office and manufacturing facility, a total amount of $374,001 in accrued rent. I&R Properties is a company owned and controlled by individuals who are officers, directors and principal stockholders.

         Management believed at the time of each of these transactions and continues to believe that each of these transactions were as fair to the Company as could have been made with unaffiliated third parties.

Item 6.      Exhibits

         Exhibits:

     31   Certification

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CIRTRAN CORPORATION

Date:   November 18,  2004          By: /s/ Iehab J. Hawatmeh

                                       Iehab J. Hawatmeh
                                       President and Chief Financial Officer