Form 10QSB/A
period 2004-09-30
CIRTRAN CORP
filed 2004-12-22
CIK 813716

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


The sole purpose for this amendment is to include additional exhibits as listed in the Exhibit List in Part 2, Item 6.

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

Item 6.      Exhibits

         Exhibits:

       10.20 Standby Equity Distribution Agreement between CirTran Corporation and Cornell Capital Partners, LP, dated as of May 21, 2004

       10.21 Registration Rights Agreement between CirTran Corporation and Cornell Capital Partners, LP, dated as of May 21, 2004

       10.22   Placement  Agent  Agreement   between  CirTran   Corporation  and
               Newbridge Securities  Corporation,  dated as of May 21, 2004

       10.23 Escrow Agreement by and among CirTran Corporation, Cornell Capital Partners, LP, and Butler Gonzalez LLP, dated as of May 21, 2004.

       10.24 Exclusive Manufacturing Agreement ("Exclusive Agreement") by and among Michael Casey; Michael Casey Enterprises, Ltd.; Charles Ho; Uking System Industry Co., Ltd.; David Hayek; HIPMG, Inc. and CirRran-Asia, Inc., dated as of June 10, 2004

       10.25 Appendix A-1 to Exclusive Agreement for AbKing Pro (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission)

       10.26 Appendix A-2 to Exclusive Agreement for AbRoller (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission)

       10.27 Appendix A-3 to Exclusive Agreement for AbTrainer Club Pro (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission)

       10.28 Appendix A-4 to Exclusive Agreement for Instant Abs (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission)

       10.29 Appendix A-5 to Exclusive Agreement for Hot Dog Express (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission)

       10.30 Appendix A-7 to Exclusive Agreement for Condiment Caddy (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission)

       10.31 Appendix A-8 to Exclusive Agreement for Denise Austin Pilates product (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission)

       10.32   Employment  Agreement  with Iehab  Hawatmeh,  dated as of July 1,
               2004

       10.33   Employment  Agreement with Shaher  Hawatmeh,  dated as of July 1,
               2004

       10.34   Employment  Agreement  with  Trevor  Saliba,  dated as of July 1,
               2004

       10.35    Employment Agreement with Charles Ho, dated as of July 1, 2004

       10.36 Letter Agreement between MET Advisors and CirTran Corporation, dated August 1, 2003

       10.37 Consulting Agreement between CirTran Corporation and Cogent Capital Corp., dated September 14, 2003

       10.38   Agreement   between   CirTran   Corporation   and   Transactional
               Marketing Partners, Inc., dated as of October 1, 2004

     31   Certification
     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CIRTRAN CORPORATION

Date:   December 22,  2004          By: /s/ Iehab J. Hawatmeh

                                       Iehab J. Hawatmeh
                                       President and Chief Financial Officer