Form 10KSB
period 2004-12-31
CIRTRAN CORP
filed 2005-04-15
CIK 813716

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004, or

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [ ]

The issuer's revenues for its most recent fiscal year:  $8,862,715

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of April 14, 2005, was $14,079,818.

As of April 8, 2005, the Registrant had outstanding 564,868,569 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None

                     TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                  Page

Part I

1. Description of Business                                                3

2. Description of Properties                                             24

3. Legal Proceedings                                                     25

4.   Submission of Matters to a Vote of Security Holders                 27

Part II

5.   Market for Common Equity and Related Stockholder Matters            27

6.   Management's Discussion and Analysis or Plan of Operation           30

7.    Financial Statements                                               40

8.    Changes in and Disagreements with Accountants on                   40
        Accounting and Financial Disclosure

8A.   Controls and Procedures                                            40

Part III

9.    Directors, Executive Officers, Promoters and Control               41
        Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                             43

11.  Security Ownership of Certain Beneficial Owners and Management      47

12.  Certain Relationships and Related Transactions                      48

13.   Exhibits                                                           50

14.   Principal Accountant Fees and Services                             55

Signatures                                                               57

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS


CirTran Corporation ("we" or the "Company") is a full-service contract electronics manufacturer servicing original equipment manufactures ("OEMs") in the following industries: communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semi-conductor. We conduct our operations through three main divisions: electronics; consumer products; and general merchandise manufacturing. In our electronics division, we manufacture in all areas from printed circuit board assemblies, cables, harnesses, plastic injection molding systems and complete box-build assemblies. Low volume manufacturing is performed at our Salt Lake City facility. High volume manufacturing is performed through subcontractors in Asia. In our consumer products division, we manufacture a variety of products from fitness equipment, small home appliances, personal care and beauty products. These products are manufactured for various marketing and distribution companies who market products via television (infomercials), internet and printed advertisements. We also manufacture a variety of hard goods items ranging from furniture to small collectibles. The products are sold directly to national retailers. All products in the consumer products and general merchandise divisions are manufactured through sub-contractors in China.

Overview

We provide a mixture of high- and medium-volume turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole, and custom injection molded cabling for leading electronics original equipment manufactures ("OEMs") in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing, and post- manufacturing services. Through our subsidiary, Racore Technology Corporation, we design and manufacture Ethernet technology products. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

In June 2004, we established our CirTran-Asia division ("CirTran-Asia"). We anticipate that CirTran- Asia will target the high-volume, Asian manufacturing market. We plan to pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses, and injection molding systems, and look for complete "box build" or "turn-key" relationships in the electronics, retail, and direct consumer markets.

On June 10, 2004, CirTran-Asia, Inc., a subsidiary of CirTran Corporation (the "Company"), signed an Exclusive Manufacturing Agreement (the "Agreement") with Michael Casey, Michael Casey Enterprises, LTC., Charles Ho, Uking System Industry Co., Ltd., David Hayek, and HIPMG, Inc. (each a "Developer" and collectively, the "Developers").

Under the Agreement, the Developers, individuals and entities with marketing rights for different products, agreed that they would work with CirTran-Asia to identify products for which CirTran-Asia would be named the exclusive manufacturer. The Agreement contemplated products including abdominal fitness machines, and hot dog/sausage machines. Additionally, the Agreement contemplated that the Developers would identify additional products for which CirTran-Asia would become the exclusive manufacturer.

The Agreement provides that upon determining additional products, the Developers and CirTran-Asia would negotiate terms for manufacturing the product, including price per unit, and a projection on the number of units to be ordered. Following the identification of the product, the Developer would, at its discretion, place purchase orders with CirTran-Asia to order the products. Under the Agreement, CirTran-Asia is entitled to reject any purchase order that does not conform to the Agreement or for which the product is no longer available at the agreed price.

At the time of entering into the Agreement, no purchase orders were placed, and neither the Company nor CirTran-Asia had entered into a contract to do more than be a manufacturer of products to be identified between the parties to the Agreement

We anticipate that CirTran-Asia will handle most of the high-quantity business through factories located in close proximity to our offices in ShenZhen, China. Our staff in Asia currently consists of Mr. Ho, two full-time accounting staff members, two full-time quality engineers who deal with customers and factories regarding quality compliance, and two full-time design engineers who deal with new product designs.

Since its establishment, CirTran-Asia has contributed to a large portion of the increase in revenue for the twelve months ended December 31, 2004. This new division provides a myriad of manufacturing services to the electronics, consumer products (direct response) and general merchandise retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing.

CirTran has established a dedicated satellite office for CirTran-Asia, and has retained Mr. Charles Ho to lead the new division. Having proven the value and reliability of its core products, CirTran Corporation has chosen to expand into previously untapped product lines. CirTran-Asia pursues manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, consumer products general merchandise markets. In addition, the engineering and support staff has increased to approximately 10 to 12 contracted professionals directly overseen by Mr. Ho.

Mr. Charles Ho, who became the President of our CirTran-Asia division on June 15, 2004, served for many years as the chairman of Meicer Semiconductor Co., Ltd., one of the leading semiconductor manufacturers located in China, and was a co-founder of two of the leading design and manufacturing firms of DVD and CD players: Lead Data Co., Ltd., and Media Group. Mr. Ho has a Master of Business Administration Degree from the University of South Australia and Bachelor of Science degree in Industrial Design from National Taipei University of Technology.

Preparation for this strategic move into the Asian market began in 2003. Management continues its opinion that this new division will elevate CirTran to an international contract manufacturer status for multiple products in a wide variety of industries.

Information relating to recent developments in our increasing line of fitness products is as follows:

On June 7, 2004, we announced that CirTran-Asia had received an initial purchase order on May 26, 2004, relating to the manufacture of 80,000 abdominal fitness machines. This order was the first order placed with CirTran-Asia under the exclusive manufacturing agreement. Subsequently, on June 14, 2004, we received another order for 80,000 units of the abdominal fitness machines, which was announced on June 16, 2004, through a separate press release. Since these announcements, CirTran-Asia has manufactured, shipped, and received payments of approximately $5,288,000. On August 13, 2004, we also announced that on August 11, 2004 we had received new orders for Wal-Mart. The company shipped to Wal-Mart the complete order of abdominal fitness machines and received payments of approximately $400,000 to date. The units were distributed to Wal-Mart stores throughout Canada.

On August 11, 2004, we announced that CirTran-Asia received a purchase order on August 10, 2004 relating to the manufacture of a household cooking appliance for hot dogs and sausages. Since these announcements, CirTran-Asia has manufactured, shipped, and received payments of approximately $362,000.

On September 9, 2004, we announced that on September 6, 2004, CirTran-Asia had been awarded the rights to manufacture a new abdominal fitness machine under the exclusive manufacturing agreement. This new product is another type of abdominal fitness machines. We are still awaiting production orders to begin manufacturing and shipping.

On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been was awarded the rights to manufacture another type of an abdominal fitness machine under the exclusive manufacturing agreement. Since this announcement, CirTran-Asia has manufactured, shipped, and received payments of approximately $720,000.

On September 14, 2004, we announced that on September 7, 2004, we had begun manufacturing another type of abdominal fitness machine under the exclusive manufacturing agreement. Since this announcement, CirTran-Asia has manufactured, shipped, and received payments of approximately $390,000.

On September 30, 2004, we announced that on September 23, 2004, CirTran-Asia had been awarded the rights to manufacture a pilates fitness machine under the exclusive manufacturing agreement. Since this announcement, CirTran-Asia has manufactured, shipped, and received payments of approximately $85,000.

Information relating to recent developments in new products under development along with procuring new products for development is as follows:

On January 19, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with a company relating to the manufacture of a hair product in California. Since these announcements, CirTran-Asia has manufactured, shipped, and received payments of approximately $366,000.

On October 1, 2004, we entered into an agreement with Transactional Marketing Partners, Inc. ("TMP"), for consulting services. Pursuant to the agreement, we engaged TMP to provide strategic planning and for introduction of new business to us. Under the agreement, we agreed to pay to TMP a fee of ten percent of the net proceeds received by us from business brought to us by TMP. The fee is to be paid within 15 calendar days following the end of the month in which we receive the net proceeds. Additionally, we agreed to pay $7,500 during each of the first three months of the term of the agreement, with such payments being viewed as an advance against the fee to be earned. The advance payments are not refundable, but will be deducted from fees earned by TMP. The agreement has an initial term of six months, beginning October 1, 2004, and can be automatically extended for successive six-month periods unless either party gives written notice at least 30 days prior to the expiration of the term of the agreement of its intent not to renew. Additionally, we may terminate the agreement at any time by giving 30 days written notice. In March 2005, we extended our agreement an additional 6 months through early September 2005. The parties will evaluate the relationship at that time and decide if there needs to be another extension. To date, the relationship has proven successful, resulting in multiple new manufacturing relationships.

Due to lack of performance, at management's suggestion, Mr. Michael Casey submitted his written resignation from the board of directors of CirTran-Asia on January 31, 2005. He was provided written acceptance by Mr. Hawatmeh, Chairman of the parent company, CirTran Corp on February 1, 2005.

Industry Background


The contract manufacturing industry specializes in providing the program management, technical and administrative support and manufacturing expertise required to take products from the early design and prototype stages through volume production and distribution. The goal is to provide a quality product, delivered on time and at the lowest cost, to the client. This full range of services gives the client an opportunity to avoid large capital investments in plant, inventory, equipment and staffing and to concentrate instead on innovation, design and marketing. By using our contract manufacturing services, our customers have the ability to improve the return on their investment with greater flexibility in responding to market demands and exploiting new market opportunities.

We believe two important trends have developed in the contract manufacturing industry. First, we believe customers increasingly require contract manufacturers to provide complete turnkey manufacturing and material handling services, rather than working on a consignment basis where the customer supplies all materials and the contract manufacturer supplies only labor. Turnkey contracts involve design, manufacturing and engineering support, the procurement of all materials, and sophisticated in-circuit and functional testing and distribution. The manufacturing partnership between customers and contract manufacturers involves an increased use of "just-in-time" inventory management techniques that minimize the customer's investment in component inventories, personnel and related facilities, thereby reducing costs.

We believe a second trend in the industry, that relates to our electronics division, has been the increasing shift from pin-through-hole, or PTH, to surface mount technology, or SMT, interconnection technologies. Surface mount and pin-through-hole printed circuit board assemblies are printed circuit boards on which various electronic components, such as integrated circuits, capacitors, microprocessors and resistors are mounted. These assemblies are key functional elements of many types of electronic products. PTH technology involves the attachment of electronic components to printed circuit boards with leads or pins that are inserted into pre-drilled holes in the boards. The pins are then soldered to the electronic circuits. The drive for increasingly greater functional density has resulted in the emergence of SMT, which eliminates the need for holes and allows components to be placed on both sides of a printed circuit. SMT requires expensive, highly automated assembly equipment and significantly more operational expertise than PTH technology. We believe the shift to SMT from PTH technology has increased the use of contract manufacturers by OEMs seeking to avoid the significant capital investment required for development and maintenance of SMT expertise.

Electronics Assembly and Manufacture

Approximately 38% of our revenues are generated by our low-volume electronics assembly activities, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production. Our goal is to offer customers significant competitive advantages that can be obtained from manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management and increased purchasing power.

As part of our electronics assembly and manufacture focus, in April 2004, we entered into a Preferred Manufacturing Agreement with Broadata Communications, Inc. ("Broadata"). Under this agreement, we will perform exclusive "turn-key" manufacturing services handling most of Broadata's manufacturing operations from material procurement to complete finished box-build. Beginning in May 2005, we will be handling all of Broadata's manufacturing operations from material procurement to complete finished box- build. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party.

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

Additionally, we have established, and continue to seek to establish, key business alliances with major multinational companies in the computing and data communications industries for which we produce private label, custom designed networking products and technologies on an OEM basis. These alliances generally require that Racore either develop custom products or adapt existing Racore products to become part of the OEM customer's product line. Under a typical contract, Racore provides a product with the customer's logo, packaging, documentation, and custom software and drivers to allow the product to appear unique and proprietary to the OEM customer. Contract terms generally provide for a non- recurring engineering charge for the development and customization charges, together with a contractual commitment for a specific quantity of product over a given term.

Contract Manufacturing

Through our subsidiary, CirTran-Asia, we design, engineer, manufacture and supply (DEMS) a myriad of products in the electronics, consumer products and general merchandise industries for various marketers, distributors and national retailers.

Market and Business Strategy

Our goal is to benefit from the increased market acceptance of, and reliance upon, the use of manufacturing specialists by many OEMs, marketing firms, distributors and national retailers. We believe the trend towards outsourcing manufacturing will continue. OEMs utilize manufacturing specialists for many reasons, including the following:

     - To Reduce Time to Market. Due to intense competitive pressures in the electronics and general manufacturing industry, OEMs are faced with increasingly shorter product life-cycles and, therefore, have a growing need to reduce the time required to bring a product to market. We believe OEMs can reduce their time to market by using a manufacturing specialist's manufacturing expertise and infrastructure.

     - To Reduce Investment. The investment required for internal manufacturing has increased significantly as products have become more technologically advanced and are shipped in greater unit volumes. We believe use of manufacturing specialists allows OEMs to gain access to advanced manufacturing capabilities while substantially reducing their overall resource requirements.

     - To Focus Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs are focusing their resources on activities and technologies which add the greatest value to their operations. By offering comprehensive electronics assembly and related manufacturing services, we believe manufacturing specialists allow OEMs to focus on their own core competencies such as product development and marketing.

     - To Access Leading Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise to manufacture products internally. We believe OEMs are motivated to work with a manufacturing specialist to gain access to the specialist's expertise in interconnect, test and process technologies.

     - To Improve Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large required investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using a manufacturing specialist's volume procurement capabilities. In addition, a manufacturing specialist's expertise in inventory management can provide better control over inventory levels and increase the OEM's return on assets.

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

Another element of our strategy is to provide a complete range of manufacturing management and value- added services, including materials management, board design, concurrent engineering, assembly of complex printed circuit boards and other electronic assemblies, test engineering, software manufacturing, accessory packaging and post-manufacturing services. We believe that as manufacturing technologies become more complex and as product life cycles shorten, OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their time to market and capital asset and inventory costs. We believe that the ability to manage and support large turnkey projects is a critical success factor and a significant barrier to entry for the market it serves. In addition, we believe that due to the difficulty and long lead-time required to change manufacturers, turnkey projects generally increase an OEM's dependence on its manufacturing specialist, which can result in a more stable customer base.

In our high volume electronics, consumer products, and general merchandise manufacturing divisions, we believe we add value by providing turn-key solutions in design, engineering, manufacturing and supply of products to our clients.

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

Research and Development
During 2004 and 2003, CirTran Corporation spent approximately $75,000 and $52,200, respectively, on research and development of new products and services. The costs of that research and development were paid for by our customers. In addition, during the same periods, our subsidiary, Racore, spent approximately $42,536 and $45,244, respectively. None of Racore's expenses were paid for by its customers. We remain committed, particularly in the case of Racore, to continuing to develop and enhance our product line as part of our overall business strategy.
Beginning 2004, Racore started working more aggressively on marketing existing products by simplifying ordering and sales processing to existing customers. We are also working towards some cost reduced versions of existing product line and adding new sales channels. We are also in the process of expanding the current product line, adding new product categories to existing sales channels, along with products with reduced development costs, quicker time to market, higher profit margins, greatly reduced support costs, less pressure from competitors and shorter sales cycles. We are currently developing one new product that is unique in the market and one new product that will provide us with a more complete product line.
In the coming months Racore will introduce several new products that will include not only cost reduced versions of existing products, but also similar yet unique products that will satisfy market needs which currently have no deliverable or affordable solutions. These products will realize reduced development costs, quicker time to market, higher profit margins, greatly reduced support costs, less pressure from competitors, and shorter sales and delivery cycles. These products will leverage our expertise in the areas of fiber optics, security, and portability.

We possess advanced design and engineering capabilities with experienced professional staffs at both our Salt Lake City and ShenZhen offices for electrical, software, mechanical and industrial design. This provides the end client a total solution for original design, re-design and final design of products.

Sales and Marketing

During 2004, we increased our internal sales staff as well as continued to pursue sales representative relationships with firms that work as independent contractors in generating new business. This is advantageous to the company, as it provides the company with a broad sales network with no direct cost. It is our intention to continue pursuing sales representative relationships as well as internal salaried sales executives. The company is considering establishing a dedicated satellite sales/engineering office in Los Angeles to headquarter all business development activities companywide.

We are working aggressively to market existing products through current sales channels. We will also add major new conduits to deliver products and services directly to end users, as well as motivate our distributors, partners, and other third party sales mechanisms. We continue to simplify and improve the sales, order, and delivery process.

Historically, we have had substantial recurring sales from existing customers, though we continue to seek out new customers to generate increased sales. We treat sales and marketing as an integrated process involving direct salespersons and project managers, as well as senior executives. We also use independent sales representatives in certain geographic areas. We have also engaged strategic consulting groups to make strategic introductions to generate new business. This strategy has proven successful, and has already generated multiple manufacturing contracts.

During the typical sales process, a customer provides us with specifications for the product it wants, and we develop a bid price for manufacturing a minimum quantity that includes manufacture engineering, parts, labor, testing, and shipping. If the bid is accepted, the customer is required to purchase the minimum quantity and additional product is sold through purchase orders issued under the original contract. Special engineering services are provided at either an hourly rate or at a fixed contract price for a specified task.

In 2004, due to our new contract manufacturing division, only 20% of our net sales were derived from pre-existing customers, whereas during the year ended December 31, 2003, over 96% of our net sales were derived from customers that were also customers during 2002. In 2004 80% of our sales were derived from new business, with the majority of those sales being secured by exclusive manufacturing contracts. This trend should continue into 2006 and 2007. Historically, a small number of customers accounted for a significant portion of our electronics assembly and manufacture division net sales. In 2004, our three largest customers accounted for approximately 55% of our total sales in the electronics assembly and manufacture division, compared to 2003 where our three largest customers accounted for approximately 60% of our total sales.

Our expansion into China manufacturing has allowed us to increase our sales, manufacturing capacity and output with minimal capital investment required. By using subcontractors we make strategic investments in Asian manufacturing facilities capitalizing tooling, molds, equipment etc. in exchange for dedicated manufacturing responsiveness hence eliminating the costly expense associated with capitalizing complete proprietary facilities.

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. As of April 8, 2005, our backlog was approximately $4,700,000 with confirmed deliveries and a total of $30,000,000 of signed contracts for blanket quantities.

In February 2003, we issued a press release relating to our receiving Certification Approval under the Joint Certification Program ("JCP") from the United States/Canada Joint Certification Office, Defense Logistics Information Service. This is an important recognition for CirTran and is consistent with our efforts to expand our revenue opportunities. Our approved access to technologies in the U.S. Department of Defense and the Canadian Department of National Defense will allow us to support the commercial activities of the broad range of manufacturers working with the U.S. and Canadian governments. We continue to receive proposals on products to manufacture and were able to build products for Hill Air Force Base.

In January and March 2004, we issued two press releases relating to our entering into a Letter of Intent to purchase all the assets of a leading Contract Electronics Manufacturer (CEM) of printed circuit board assemblies based in Orange County, California. In March 2004, the Letter of Intent expired by its terms and we did not pursue the transaction.

In March 2004, we issued two press releases relating to our signing a Letter of Intent (LOI) to acquire a minority ownership interest in a leading manufacturer in the Digital Fiber Optic Cable Communications firm based in Southern California." That Letter of Intent expired and was not renewed.

In December of 2004, we issued a press release relating to our hiring of Mr. Patrick L. Gerrard Sr. as a director of our corporate Quality Control Systems. We also announced that we had received an order for the United States Air Force. The products were built and shipped to them.

Management has continued its internal plan for increasing sales, reducing costs and restructuring the overall financial condition. As part of this strategy, sales for the company in 2004 were greater than sales in 2003, and the company reached an offer in compromise with the Internal Revenue Service and State of Utah settling most outstanding tax liabilities.

The year 2004 was a critical year for CirTran Corporation. The most significant event for CirTran in 2004 was the acceptance of the offer in compromise by the Internal Revenue Service settlement of the Company's prior tax obligation. This has been a top priority for management and the board of directors as the Company's viability was in question. With this new milestone, management feels the Company is financially stable and in position to continue its plan to grow. In addition, our effort to enter high-volume manufacturing in the electronics, consumer products and general merchandise industries has had a dramatic impact to the Company's sales and backlog. Also, management's constant pursuit of establishing the Company as a world-class manufacturer was recognized with the Company receiving ISO9001:2000 certification on March 31, 2005. This is an international monitoring agency that requires all companies who are certified to comply with a set standard of policies on quality and manufacturing.

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

Cogent Agreement

On September 14, 2003, we entered into an agreement with Cogent Capital Corp. ("Cogent"), under which we engaged Cogent to provide strategic planning and advisory services relating to acquisitions and with a view to obtaining a listing on either the American Stock Exchange or the NASDAQ. In a September 2003 press release, we mentioned that Cogent was assisting us in connection with a proposed direct investment in CirTran, but that transaction was not closed. We continue to work with Cogent, and they continue to provide strategic planning and advice.

MET Advisors Agreement

In August 2003, we entered into an agreement with MET Advisors ("MET") under which we retained MET to identify and provide detailed information on potential acquisition targets. Pursuant to the MET agreement, we agreed to pay MET a transaction fee equal to 5% of the total value of the transaction (but not less than $100,000), together with expenses incurred by MET in connection with the potential acquisition.

In January and March 2004, we issued press releases relating to a new agreement with a contract electronics manufacturer. The January 21, 2004, press release stated that we had entered into a Letter of Intent to purchase all the assets of a leading contract electronics manufacturer of printed circuit board assemblies based in Orange County, California. The March 2, 2004 press release was issued to give an update on the due diligence process. However, the letter of intent expired on March 5, 2004, and no agreement was reached regarding an extension. We have decided not to pursue further negotiations relating to this matter.

In March 2004, we issued two additional press releases relating to a our potential acquisition of an interest in a manufacturer of digital fiber optic cable equipment. On March 18, 2004, we announced that we had signed a letter of intent to acquire a minority interest in a manufacturer based in southern California, and that in connection with the acquisition, we anticipated that we would enter into an exclusive manufacturing agreement. On March 26, 2004, we announced that we anticipated that we expected to finalize the acquisition of the interest and the exclusive agreement. On April 13, 2004, we entered into a stock purchase agreement with Broadata Communications, Inc., a California corporation ("Broadata") under which we purchased 400,000 shares of Broadata Series B Preferred Stock (the "Broadata Preferred Shares") for an aggregate purchase price of $300,000. The Broadata Preferred Shares are convertible, at our option, into an equivalent number of shares of Broadata common stock, subject to adjustment. The Broadata Preferred Shares are not redeemable by Broadata. As a holder of the Broadata Preferred Shares, we have the right to vote the number of shares of Broadata common stock into which the Broadata Preferred Shares are convertible at the time of the vote. Separate from the acquisition of the Broadata Preferred Shares, we also entered into a Preferred Manufacturing Agreement with Broadata. Under this agreement, we will perform exclusive "turn-key" manufacturing services handling most of Broadata's manufacturing operations from material procurement to complete finished box-build of all of Broadata's products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party.

As of April 8, 2005 we had no other acquisitions planned or anticipated. We continue to work with MET and Cogent with respect to potential acquisitions.

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

Furthermore, the Asian manufacturing market is growing at a rapid pace. Particularly in China, therefore, management feels that the Company is strategically positioned to hedge against unforeseen obstacles and continues its efforts to increase establishing additional relationships with manufacturing partners, facilities and personnel.

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

Employees

In our Salt Lake headquarters, we employ 70 persons: 5 in administrative positions, 3 in engineering and design, 60 in clerical and manufacturing, and 2 in sales. In our CirTran-Asia division, we employ 7 people; 1 administrative, 2 accounting staff, 2 quality engineers, and 2 design engineers. We believe that our relationship with our employees is good.

Corporate Background

Our core business was commenced by Circuit Technology, Inc. ("Circuit"), in 1993 by our president, Iehab Hawatmeh. Circuit enjoyed increasing sales and growth in the subsequent five years, going from $2.0 million in sales in 1994 to $15.4 million in 1998, leading to the purchase of two additional SMT assembly lines in 1998 and the acquisition of Racore Computer Products, Inc., in 1997. During that period, Circuit hired additional management personnel to assist in managing its growth, and Circuit executed plans to expand its operations by acquiring a second manufacturing facility in Colorado. Circuit subsequently determined in early 1999, however, that certain large contracts that accounted for significant portions of our total revenues provided insufficient profit margins to sustain the growth and resulting increased overhead. Furthermore, internal accounting controls then in place failed to apprise management on a timely basis of our deteriorating financial position. During the previous several years, we have experienced significant losses, including $2,149,810 in 2002, $2,910,978 in 2003 and $658,322 in 2004.

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

The short- and long-term success of CirTran is subject to certain risks, many of which are substantial in nature and outside the control of CirTran. You should consider carefully the following risk factors, in addition to other information contained herein. All forward-looking statements contained herein are deemed by CirTran to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "believes," "expects," "intends," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of CirTran and its subsidiaries discussed above. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by CirTran or any other person that the objectives or plans of CirTran will be achieved.

Risks Related to Our Operations

We have a history of operating losses and we expect to continue to generate losses, which could have a material adverse impact on our ability to operate profitably.

Our expenses are currently greater than our revenues. Our accumulated deficit was $18,799,602 and $18,141,280 at December 31, 2004, and December 31, 2003,
respectively. Our net loss from operations for the year ended December 31, 2004 and 2003, were $658,322 and $2,910,978, respectively. Our level of sales has increase dramatically during the last year, this is due to two factors, our electronics assembly and manufacture division has a large increase in sales and our level of sales has increase dramatically with the addition of the Asia division, which has small margins with a high volume in sales. Our ability to operate profitably depends on our ability to increase our sales further and achieve sufficient gross profit margins for sustained growth. We can give no assurance that we will be able to increase our sales sufficiently to enable us to operate profitably, which could have a material adverse impact on our business. Until our revenues are sufficient to cover our expenses, we will need to seek additional sources of capital to continue our operations, including equity or debt financing. There can be no guarantee that such financing will be available to us or on terms that will allow us to achieve profitability. Our inability to obtain sufficient financing would have a material adverse effect on our operations.

Our current liabilities exceed our current assets by a significant amount, and we may not continue as a going concern.

Our financial statements indicated a trend of an increasingly larger excess of current liabilities over current assets. Our current liabilities exceeded our current assets by the following amounts as of the dates indicated: $4,490,623 at December 31 2002; and by $5,529,244 at December 31, 2003 and by $3,558,826 at
December 31, 2004. This trend raised substantial doubt about our ability to continue as a going concern. Unless we obtain additional financing through operations, investment capital or otherwise, there is significant doubt we will be able to meet our obligations as they come due and will be unable to execute our long-term business plans. During 2004 the company was able to settle many of the outstanding notes payable and other debt to reduce the liabilities.

The "going concern" paragraph in the reports of our independent registered public accounting firm for the years ended December 31, 2004 and 2003, raises doubts about our ability to continue as a going concern.

The independent registered public accounting firm's reports for our financial statements for the years ended December 31, 2004 and 2003 include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This may have an adverse effect on our ability to obtain financing for our operations and to further develop and market our products.

Our volume of sales has fluctuated significantly over the last four years, and there is no guarantee that we will be able to increase sales. These fluctuations in sales volume could have a material adverse impact on our ability to operate our business profitably.

Our sales volume increased in the year of 2004 as compared to 2003. Our sales volumes for the previous four years have changed as indicated by the following levels of net sales for the periods indicated: $1,870,848 for the year ended December 31, 2001; $2,299,668 for the year ended December 31, 2002 and $1,215,245 for the year ended December 31, 2003. On an annualized basis, this trend indicates a 27% decrease in sales from 2000 through the year ended December 31, 2003. Even though our gross profit has improved substantially during the same period, unless we are successful in increasing both sales and net profit margins, there is significant doubt that we will be able to continue as a going concern. For the year ended December 31, 2004 our sales increased to $8,862,715 which is a 629.3% increase from year ended December 31, 2003. There is no guarantee that the fluctuations in the volume of our sales will stabilize or that we will be able to continue to increase our sales volume.

We need to raise additional capital but, due to our current financial situation, we may not be able to do so. If we are unable to raise sufficient capital to finance our operations, we may not be able to continue as a going concern.

As of December 31, 2004, our monthly operating costs and interest expenses averaged approximately $320,000 per month. As income from operations is not sufficient to meet these expenses, we must depend on other sources of capital to fund our operations. We have operated without a line of credit since February 2000, and it is unlikely that we will be able, in our current financial condition, to obtain additional debt financing; and if we did acquire more debt, we would have to devote additional cash flow to pay the debt and secure the debt with assets. Therefore, we likely will have to rely on equity financing to meet our anticipated capital needs. We recently entered into a standby equity distribution agreement to provide financing, but the funds available may not be sufficient to sustain our operations beyond December 2007, assuming our current level of activity. Additionally, the standby equity distribution agreement has a stated term of twenty-four months from the date of effectiveness of a registration statement covering the resale of shares by the SEDA investor. We may need additional capital beyond the term of the standby equity distribution agreement. There can be no assurances that we will be successful in obtaining additional capital. If we issue additional shares in connection with debt or equity financing, this will serve to dilute the value of our common stock and existing shareholders' positions. If we are unsuccessful in obtaining additional funding to finance our operations, there is serious doubt that we will be able to continue as a going concern, and we may be forced to seek the protection of the bankruptcy laws.

We have significant short-term debt which we are not currently able to fully service, which could impair our ability to continue as a going concern.

As of December 31, 2004, we have significant short-term debt, including approximately $1,104,392 in accounts payable, $1,549,173 in demand notes due certain of our shareholders and related parties, and $2,066,022 in accrued liabilities, which partially consists of delinquent federal and state payroll taxes (see "Legal Proceedings"). As of April 8, 2005, we have been successful in negotiating forbearance agreements with many of our creditors and restructuring much of our short-term debt.

We have negotiated settlements with the Internal Revenue Service and the Utah State Tax Commission. However if we are unable to pay the amounts required under the agreements, the IRS and the Utah State Tax Commission could bring statutory foreclosure proceedings against us.

We have entered into agreements with the Internal Revenue Service and the Utah State Tax Commission with respect to certain tax liabilities. However, there can be no assurance that we will be able to service our payment obligations. If we are unable to meet our payment obligations, the Internal Revenue Service and the Utah State Tax Commission could instigate proceedings against us, including foreclosure proceedings, pursuant to the applicable rules and regulations of those two entities.

We are involved in numerous legal proceedings that may give rise to significant liabilities, which could impair our ability to continue as a going concern.

We are involved in legal proceedings, several of which involve lawsuits filed against us. There is substantial risk that the existence and extent of these liabilities could adversely affect our business, operations and financial condition, and we may be forced to curtail our operations, sell part or all of our assets, or seek protection under bankruptcy laws. If we are unable to negotiate settlements or satisfy our obligations, we could be forced into bankruptcy.

We are dependent on the continued services of our President and other officers, and the untimely death or disability of Iehab Hawatmeh could have a serious adverse effect upon our company.

We view the continued services of our president, Iehab Hawatmeh, and our other officers as critical to the success of our company. Though we have employment agreements with Mr. Iehab Hawatmeh, Mr. Trevor Saliba, and Mr. Shaher Hawatmeh (see "Executive Compensation"), and a key-man life insurance policy for Mr. Iehab Hawatmeh, the untimely death or disability of Mr. Hawatmeh could have a serious adverse affect on our operations.

Our international business activities subject us to risks that could adversely affect our business.

 For the year ended December 31, 2004, sales of products manufactured in the United States accounted for 61.2 percent of our total net revenues, and sales of products manufactured in China accounted for 38.8 percent of our total net revenues. We anticipate that sales of our products manufactured internationally will increase, and could represent a larger percentage of our sales for the foreseeable future. Additionally, a significant portion of our products is produced at facilities in close proximity to our CirTran-Asia production facilities in ShenZhen, China. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited, or disrupted by a variety of factors, including:

     o the imposition of or changes in governmental controls, taxes, tariffs, trade restrictions and regulatory requirements;

     o    the costs and risks of localizing products for foreign countries;

     o    longer accounts receivable payment cycles;

     o changes in the value of local currencies relative to our functional currency;

     o    import and export restrictions;

     o    loss of tax benefits due to international production;

     o    general economic and social conditions within foreign countries;

     o    taxation in multiple jurisdictions; and/or

     o    political instability, war or terrorism.

All of these factors could harm future sales of our products to international customers or future production outside of the United States of our products, and have a material adverse effect on our business, results of operations and financial condition.

We may continue to expand our operations in international markets. Our failure to effectively manage our international operations could harm our business.

Entering new international markets, including our recent entry into China with CirTran-Asia, may require significant management attention and expenditures and could adversely affect our operating margins and earnings. To date, we have only recently begun to penetrate international markets. To the extent that we are unable to do so, our growth in international markets would be limited, and our business could be harmed.

We expect that our international business operations will be subject to a number of material risks, including, but not limited to:

     o    difficulties in managing foreign sales channels;

     o    difficulties  in  enforcing  agreements  and  collecting   receivables
          through foreign legal systems and addressing other legal issues;

     o    longer payment cycles;

     o    taxation issues;

     o    differences   in   international   telecommunications   standards  and
          regulatory agencies;

     o    product requirements different from those of our current customers;

     o    fluctuations in the value of foreign currencies; and

     o    unexpected   domestic  and  international   regulatory,   economic  or
          political changes.

A combination of any or all of these risks could have a material adverse impact both on our international business, and on our core business operations in the United States.

We are dependent on the continued services of Charles Ho, the President of our CirTran-Asia subsidiary, and the untimely death or disability of Mr. Ho could have a serious adverse effect upon our subsidiary and company.

We view the continued services of Charles Ho, the president of our CirTran-Asia subsidiary, as critical to the success of that subsidiary. Though we have an employment agreement with Mr. Ho (see "Executive Compensation"), we have no key-man life insurance policy for Mr. Ho. The untimely death or disability of Mr. Ho could have a serious adverse affect on our international operations and our operations overall.

Holders of CirTran common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of common stock in connection with the SEDA Facility.

The following table describes the number of shares of common stock that would be issuable, assuming that the full remaining amount under the SEDA Facility had been drawn and shares put to Cornell (irrespective of the availability of registered shares), and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts:



Hypothetical Conversion       Shares issuable upon draws of $20,000,000 under
Price                         SEDA Facility

$0.01                         2,000,000,000
$0.02                         1,000,000,000
$0.03                           666,666,667
$0.04                           500,000,000
$0.05                           400,000,000
$0.10                           200,000,000
$0.15                           133,333,333
$0.25                            80,000,000
$0.50                            40,000,000

Given the formulas for calculating the shares to be issued under the SEDA Facility, there effectively is no limitation on the number of shares of common stock which may be issued in connection with draws on the SEDA Facility, except for the number of shares registered under prospectuses and related registration statements. As such, holders of our common stock may experience substantial dilution of their interests to the extent that we draw against the SEDA Facility.

Because the number of shares issuable under the SEDA Facility is determined, in part, on the market price of our common stock, we may experience delays in drawing the full amount of the SEDA Facility.

The number of shares issuable under the SEDA Facility is determined, in part, on the market price of our common stock. If the market price of the common stock decreases, the number of shares of common stock issuable in connection with the SEDA Facility will increase and, accordingly, the aggregate amount of draws under the SEDA Facility will decrease. Accordingly, despite our right to draw up to an aggregate of $20,000,000 under the SEDA Facility, we may run out of shares registered under this prospectus and the registration statement of which it is a part to issue to Cornell in connection with our draws. The following table demonstrates the correlation between share price decline and decreases in aggregate draw amounts available, given the maximum 249,900,000 shares of common stock registered under the prospectus and registration statement, which we filed with the SEC, but has not been declared effective, for issuance in connection with draws against the SEDA Facility.

                           Shares issuable upon
      Hypothetical         puts, up to a maximum   Maximum draws available,
      Conversion Price     of 249,900,000          up to $20,000,000
 ----------------------    ---------------------   ------------------------
      $0.01                     249,900,000           $ 2,499,000
      $0.02                     249,900,000           $ 4,998,000
      $0.03                     249,900,000           $ 7,497,000
      $0.04                     249,900,000           $ 9,996,000
      $0.05                     249,900,000           $12,495,000
      $0.10                     200,000,000           $20,000,000
      $0.15                     133,333,333           $20,000,000
      $0.25                      80,000,000           $20,000,000
      $0.50                      40,000,000           $20,000,000

Our issuances of shares under the SEDA Facility likely will result in overall dilution to market value and relative voting power of previously issued common stock, which could result in substantial dilution to the value of shares held by shareholders prior to sales under this prospectus.

The issuance of common stock in connection with the draws under the SEDA Facility may result in substantial dilution to the equity interests of holders of CirTran common stock other than Cornell. Specifically, the issuance of a significant amount of additional common stock will result in a decrease of the relative voting control of our common stock issued and outstanding prior to the issuance of common stock in connection with the SEDA Facility. Furthermore, public resales of our common stock by Cornell following the issuance of common stock in connection with the SEDA Facility likely will depress the prevailing market price of our common stock. Even prior to the time of actual conversions, exercises and public resales, the market "overhang" resulting from the mere existence of our obligation to honor such conversions or exercises could depress the market price of our common stock.

Existing shareholders likely will experience increased dilution with decreases in market value of common stock in relation to our issuances of shares under the SEDA Facility, which could have a material adverse impact on the value of their shares.

The formula for determining the number of shares of common stock to be issued under the SEDA Facility is based, in part, on the market price of the common stock and are equal to the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered by us to Cornell. As a result, the lower the market price of our common stock at and around the time we put shares under the SEDA Facility, the more shares of our common stock Cornell will receive. Any increase in the number of shares of our common stock issued upon puts of shares as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraphs.

As a result of our net tangible book deficit, Cornell will experience immediate and substantial dilution to its holdings as a result of the issuances of common stock in connection with the SEDA Facility.

The net proceeds from the Equity Line and the SEDA Facility could potentially exceed our net tangible book deficit of $2,242,033 at December 31, 2004. Accordingly, Cornell will experience immediate and substantial dilution between approximately $0.0038 to $0.4668 per share, or approximately 37.90% to 93.36% of the estimated average conversion price of $0.01 to $0.50. The dilution at various estimated average conversion prices is as follows:

                   Average                Conversion Price
Estimated          Dilution Per Share     Percent Dilution Per Share
$0.01 (1)          $0.0038                37.90%
$0.02 (1)          $0.0094                46.94%
$0.03 (1)          $0.0161                53.69%
$0.04 (1)          $0.0236                58.91%
$0.05 (1)          $0.0315                63.08%
$0.10              $0.0755                75.50%
$0.15              $0.1225                81.66%
$0.25              $0.2195                87.80%
$0.50              $0.4668                93.36%

(1) At this conversion price, the Company would be required to register additional shares to receive the maximum proceeds available under the SEDA Facility.

There is an increased potential for short sales of our common stock due to the sales of shares put to Cornell in connection with the SEDA Facility, which could materially effect the market price of our stock.

Downward pressure on the market price of our common stock that likely will result from sales of our common stock by Cornell issued in connection with a draws under the SEDA Facility, could encourage short sales of common stock by Cornell. Pursuant to the Agreement, Cornell may be permitted to sell shares of our common stock during a pricing period in connection with an advance from the SEDA Facility. These sales could include short sales. A "short sale" is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe that the price of the stock will fall, and anticipate selling at a price higher than the price at which they will buy the stock. Significant amounts of such short selling could place further downward pressure on the market price of our common stock.

The restrictions on the extent of draws under the SEDA Facility may have little if any effect on the adverse impact of our issuance of shares under the SEDA Facility, and as such, Cornell may sell a large number of shares, resulting in substantial dilution to the value of shares held by our existing shareholders.

We are prohibited from putting shares to Cornell under the SEDA Facility if such put would result in that investor holding more than 9.9% of the then outstanding common stock. These restrictions, however, do not prevent Cornell from selling shares of common stock received in connection with a draw, and then receiving additional shares of common stock in connection with a subsequent draw. In this way, Cornell could sell more than 9.9% of the outstanding common stock in a relatively short time frame while never holding more than 9.9% at one time.

The trading market for our common stock is limited, and investors who purchase shares from Cornell may have difficulty selling their shares.

The public trading market for our common stock is limited. On July 15, 2002, our common stock was listed on the OTC Bulletin Board. Nevertheless, an established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock therefore may have difficulty selling their shares should they desire to do so.

The selling shareholders under a registration statement we have filed with the SEC may sell common stock at any price or time upon effectiveness of that registration statement, which could result in a decrease in the market price of our common stock and a resulting decrease in the value of shares held by existing shareholders.

Upon effectiveness of the registration statement filed in connection with the SEDA Facility, Cornell and Newbridge Securities Corporation, the two selling shareholders under that registration statement, may offer and sell the shares of common stock received in connection with the SEDA Facility and the Agreement at a price and time determined by Cornell or Newbridge. The timing of sales and the price at which the shares are sold by the Selling Shareholders could have an adverse effect upon the public market for our common stock. Although Cornell is a statutory underwriter, there is no independent or third-party underwriter involved in the offering of the shares held by or to be received by Cornell, and there can be no guarantee that the disposition of those shares will be completed in a manner that is not disruptive to the market for our common stock.

We may be unable to continue to make draws or put shares to Cornell if the trading volume in our stock is not sufficient to allow Cornell to sell the shares issued to it.

Despite our contractual right to make draws on the SEDA Facility and sell shares of our stock to Cornell, we are also prohibited by the Agreement from drawing down on the SEDA Facility to the extent any put would cause Cornell to own in excess of 9.9% of our then-outstanding common stock. Because the volume of trading in our stock has been volatile, there can be no assurance that Cornell will be able to sell a sufficient number of shares put to it to allow us to take full advantage of the draws.

For example, as of April 8, 2005, we had approximately 565,000,000 shares of our common stock outstanding. Nine and nine-tenths percent of 565,000,000 shares is approximately 55,836,000 shares. As of April 8, 2005, our average daily trading volume was approximately 2,100,000 shares traded per day. A hypothetical draw of $1,000,000 the maximum amount we are entitled to draw under the Agreement, as of April 8, 2005, would result in the issuance of approximately 33,333,333 shares of our common stock. It could take Cornell longer than the 7 trading days we are required to wait between puts to sell 33,333,333 shares.

If Cornell is unable to sell all of the shares it receives in connection with draws under the SEDA Facility, once the number of unsold shares retained by Cornell reaches 9.9% of the then-outstanding shares of our common stock, we would be unable to make draws on the SEDA Facility until Cornell had sold additional shares into the market. Alternatively, our waiting to make subsequent draws on the SEDA Facility until Cornell has sold all the shares it receives pursuant to draws will result in a delay in our access to the capital available under the Agreement. These restrictions on our access to the capital available under the Agreement could have a material adverse effect on our operations.

It may be more difficult for us to raise funds in subsequent stock offerings as a result of the sales of our common stock by Cornell in this offering.

As noted above, sales by Cornell likely will result in substantial dilution to the holdings and interest of current and new shareholders. Additionally, as noted above, the volume of shares sold by Cornell could depress the market price of our stock. These factors could make it more difficult for us to raise additional capital through subsequent offerings of our common stock, which could have a material adverse effect on our operations.

Risks Related to Our Industry

The variability of customer requirements in the electronics industry could adversely affect our results of operations.

Electronic manufacturing service providers must provide increasingly rapid turnaround time for their OEM customers. We do not obtain firm, long-term purchase commitments from our customers and have experienced a demand for reduced lead-times in customer orders. Our customers may cancel their orders, change production quantities or delay design and production for several factors. Cancellations, reductions or delays by a customer or group of customers could adversely affect our results of operations. Additional factors that affect the electronics industry and that could have a material adverse effect on our business include the inability of our customers to adapt to rapidly changing technology and evolving industry standards and the inability of our customers to develop and market their products. If our customers' products become obsolete or fail to gain commercial acceptance, our results of operations may be materially and adversely affected, which could make it difficult for us to continue as a going concern.

Our customer mix and base fluctuates significantly, and responding to these fluctuations could cause us to lose business or have delayed revenues, which could have a material adverse impact on our business.

The majority of our revenue is generated from our contract manufacturing services. Our customers include electronics, telecommunications, networking, automotive, gaming, exercise equipment, and medical device OEMs that contract with us for the manufacture of specified quantities of products at a particular price and during a relatively short period of time. As a result, the mix and number of our clients varies significantly from time to time. Responding to the fluctuations and variations in the mix and number of our clients can cause significant time delays in the operation of our business and the realization of revenues from our clients. These delays could have a material adverse impact on our business.

Our industry is subject to rapid technological change. If we are not able to adequately respond to changes, our services may become obsolete or less competitive and our operating results may suffer.

We may not be able, especially given our lack of financial resources, to effectively respond to the technological requirements of a changing market, including the need for substantial additional capital expenditures that may be required as a result of these changes. The electronics manufacturing services industry is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities and successfully anticipate or respond to technological changes on a cost- effective and timely basis. In addition, our industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete. If we are unable to respond adequately to such changes, our business operations could be adversely impacted, which could make it difficult for us to continue as a going concern.

There may be shortages of required components which could cause us to curtail our manufacturing or incur higher than expected costs.

Component shortages or price fluctuations in such components could have an adverse effect on our results of operations. We purchase the components we use in producing circuit board assemblies and other electronic manufacturing services and we may be required to bear the risk of component price fluctuations. In addition, shortages of electronic components have occurred in the past and may occur in the future. These shortages and price fluctuations could potentially have an adverse effect on our results of operations.

Our common stock is considered a penny stock. Penny stocks are subject to special regulations, which may make them more difficult to trade on the open market.

Securities in the OTC market are generally more difficult to trade than those on the Nasdaq National Market, the Nasdaq SmallCap Market or the major stock exchanges. In addition, accurate price quotations are also more difficult to obtain. The trading market for our common stock is subject to special regulations governing the sale of penny stock.

A "penny stock," is defined by regulations of the Securities and Exchange Commission as an equity security with a market price of less than $5.00 per share. However, an equity security with a market price under $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

          o the equity security is listed on Nasdaq or a national securities exchange;

          o the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least $5,000,000, or (b) average annual revenue of at least $6,000,000; or

          o the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least $2,000,000.

If you buy or sell a penny stock, these regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock would be subject to Rule 15g-9 of the Exchange Act, which relates to non-Nasdaq and non- exchange listed securities. Under this rule, broker-dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Penny stock regulations will tend to reduce market liquidity of our common stock, because they limit the broker-dealers' ability to trade, and a purchaser's ability to sell the stock in the secondary market. The low price of our common stock will have a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock may also limit our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of many institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders will pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

The price of our common stock is volatile, and an investor may not be able to resell our shares at or above the purchase price.

In recent years, the stock market in general, and the OTC Bulletin Board and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of operating results.

There may be additional unknown risks which could have a negative effect on us and our business.

         The risks and uncertainties described in this section are not the only ones facing CirTran. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the foregoing risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

                        ITEM 2. DESCRIPTION OF PROPERTIES

On December 17, 2003, we entered into a ten-year lease agreement (the "Lease") with PFE Properties, LLC, a Utah limited liability company (the "Lessor"), for our existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in Salt Lake City, Utah. The workspace includes 10,000 square feet of office space to support the Registrant's Administration, Sales, and Engineering Staff. The 30,000 square feet of manufacturing space includes a highly secured inventory area, shipping and receiving areas, and manufacturing and assembly space that support six full surface- mount lines with state-of-the-art equipment capable of placing over 360 million components per year.

Our facilities in Shenzhen, China, constitute a sales and business office. We have no manufacturing facilities in China. Our office in Shenzhen is approximately 1,600 square feet. Under the terms of our lease on the space, the monthly payment is 15,000 Renminbi, which in October 2004 was approximately $2,100, depending on the exchange rate. The term of the lease is for two years, running from July 18, 2004.

We believe that the facilities and equipment described above are generally in good condition, are well maintained, and are generally suitable and adequate for our current and projected operating needs.

On March 31, 2005, the Company entered into a Membership Acquisition Agreement (the "Acquisition Agreement") with Rajayee Sayegh (the "Seller") for the purchase of one hundred percent (100%) of the membership interests in PFE Properties LLC, a Utah limited liability company ("PFE"). Under the Acquisition Agreement, the Company agreed to issue twenty million (20,000,000) shares of its restricted common stock, with a fair value of $680,000 on the date of issuance. No registration rights were granted. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder.

The primary asset of PFE is its rights, titles and interests in and to a parcel of real property, together with any improvements, rents and profits thereon or associated therewith, located at 4125 S. 6000 W., West Valley City, Utah, 84128, where the Company presently has its headquarters and manufacturing facility.

Prior to the purchase of the membership interests, on December 17, 2003, the Company had entered into a ten-year lease with PFE for the property. The lease payments were $16,974. Following the acquisition of the PFE interests, PFE will continue to own the building, and the Company will continue to make lease payments under the 2003 lease.

                            ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2004, the Company had accrued liabilities in the amount of $223,660 for delinquent payroll taxes, including interest and penalties due to the State of Utah. In November 2003, the Company entered into an agreement with the Utah State Tax Commission to allow the Company to pay the liability owing to the State of Utah in equal monthly installments over a two year period. Under the agreement, the Company would make monthly payments of $4,000 per month through November 2005. As of March 31, 2005, the Company was current in its payments to the State of Utah.

Prior to 2004, Racore had accrued state tax liabilities of $9,913 due to the State of Utah. In November 2003, Racore entered into an agreement with the State of Utah whereby Racore would make monthly payments of $1,000 per month through September 2004. Racore made all payments when due.

As of December 31, 2004, the Company had accrued liabilities in the amount of $500,000 for delinquent payroll taxes, including interest and penalties, owed to the Internal Revenue Service. The Company, in response to collection notices, filed a due process appeal with the Internal Revenue Service's Appeals Office. The appeal was resolved by an agreement with the Appeals Office that allowed the Company to file an offer in compromise of all federal tax liabilities owed by the Company based on its ability to pay. The Company filed its offer in compromise with the IRS in November 2003, and after meeting with IRS personnel, filed a revised offer in compromise on August 31, 2004. The Company was notified in November 2004 that the IRS had accepted the offer in compromise. Under the offer, the Company was required to pay an aggregate amount of $500,000 (representing payments of $350,000 by Circuit Technology, Inc., $100,000 by CirTran Corporation, and $50,000 by Racore Technology, Inc.), not later than February 3, 2005. These amounts were paid. Additionally, the Company must remain current in its payment of taxes for 5 years, and may not claim any NOLs for the years 2001 through 2015, or until the three companies pay taxes in an amount equal to the taxes waived by the offer in compromise.

We (as successor to Circuit Technology, Inc.) were a defendant in an action in El Paso County, Colorado District Court, brought by Sunborne XII, LLC, a Colorado limited liability company, for alleged breach of a sublease agreement involving facilities located in Colorado. Our liability in this action was originally estimated to range up to $2.5 million, and we subsequently filed a counter suit in the same court against Sunborne in an amount exceeding $500,000 for missing equipment. Effective January 18, 2002, we entered into a settlement agreement with Sunborne with respect to the above-described litigation. The settlement agreement required us to pay Sunborne the sum of $250,000. Of this amount, $25,000 was paid upon execution of the agreement, and the balance of $225,000, together with interest at 8% per annum, was payable by July 18, 2002. As security for payment of the balance, we executed and delivered to Sunborne a Confession of Judgment and also issued to Sunborne 3,000,000 shares of our common stock, which were held in escrow and have been treated as treasury stock recorded at no cost. Because 75% of the balance owing under the agreement was not paid by May 18, 2002, we were required to prepare and file with the Securities & Exchange Commission, at our expense, a registration statement with respect to the shares that were escrowed. The payment was not made, nor was a registration statement filed with respect to the escrowed shares.

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

As of April 8, 2005, the Company was in default of its obligations under the settlement agreement with

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

C/S Utilities notified the Company that it believes it has a claim against the Company in the amount of $32,472 regarding utilities services. The claim was assigned to BC Services, Inc., which obtained a judgment against Circuit Technology, Inc., for $37,965.84 in El Paso County, Colorado, District Court on February 13, 2003. The Company is reviewing its records in an effort to confirm the validity of the claims and is evaluating its options.

We also assumed certain liabilities of Circuit Technology, Inc., in connection with our transactions with that entity in the year 2000, and as a result we are defendant in a number of legal actions involving nonpayment of vendors for goods and services rendered. We have accrued these payables and have negotiated settlements with respect to some of the liabilities, including those detailed below, and are currently negotiating settlements with other vendors.

Howard Salamon, dba Salamon Brothers vs. CirTran Corporation, Civil No. 2:03-00787, U.S. District Court, District of Utah. Howard Salamon originally filed suit against the Company in the U.S. District Court, Eastern District of New York, seeking finders fees, consisting of shares of the Company's common stock valued at $350,000, allegedly owed in connection with Salamon's introducing the Company to Cornell Capital Partners, L.P., the Equity Line Investor. The Company disputes the claims in the complaint. The case was dismissed in New York and refiled in Utah. The Company has filed its answer in the Utah case and the lawsuit is proceeding. The Plaintiff has sought leave to file an amended complaint, which the court granted. The Company subsequently was served with a supplemental complaint, in which Salamon seeks additional finders fees, consisting of shares of the Company's common stock valued at $1,400,000 (for an aggregate claim of $1,750,000), to which the Company filed its answer. The case is still in the discovery phase. The Company is also currently conducting settlement negotiations.
RecovAR Group, LLC vs. CirTran Corporation, Inc., District Court of Maryland. This matter arises from an agreement between the Company and United Parcel Services, Inc. ("UPS"). UPS alleges that the Company owes approximately $8,024 for services rendered. RecovAR Group, LLC, brought the action on behalf of UPS. The Company is continuing its settlement negotiations with RecovAR Group, LLC.

CirTran Asia v. Mindstorm Civil No. 050902290, Third Judicial District Court, Salt Lake County, State of Utah. CirTran Asia brought suit against Mindstorm Technologies, LLC, for nonpayment for goods provided. As of the date of this report, the suit was in its initial stages, and Mindstorm had not filed its answer.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 31, 2004.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock traded sporadically on the Pink Sheets under the symbol "CIRT" from July 2000 to July 2002. Effective July 15, 2002, the NASD approved our shares of common stock for quotation on the NASD Over-the-Counter Electronic Bulletin Board. The following table sets forth, for the calendar years ending December 31, 2004, 2003, and 2002, the prices of our common stock as reported and summarized on the Pink Sheets. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.


Calendar Quarter Ended       High Bid         Low Bid

December 31, 2004            $0.04            $0.02
September 30, 2004           $0.06            $0.03
June 30, 2004                $0.09            $0.04
March 31, 2004               $0.08            $0.01
December 31, 2003            $0.03            $0.02
September 30, 2003           $0.03            $0.01
June 30, 2003                $0.04            $0.01
March 31, 2003               $0.04            $0.01
December 31, 2002            $0.12            $0.03
September 30, 2002           $0.16            $0.03
June 30, 2002                $0.07            $0.02
March 31, 2002               $0.08            $0.02

As of April 8, 2004, we had approximately 540 shareholders of record holding 564,868,569 shares of common stock.

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

Recent Sales of Unregistered Securities


Pursuant to the Equity Line of Credit Agreement (discussed more fully below under "Liquidity and Financing Arrangements"), we are entitled to put to the Equity Line Investor, in lieu of repayment of amounts drawn on the Equity Line, shares of the Company's common stock. Although the Company has filed a registration statement to register the resale by the Equity Line Investor of the shares put to it by the Company, the issuances of shares to the Company are made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the shares have been and will be issued to only one investor which has represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. Through December 31, 2003, we issued 64,253,508 shares of common stock to the Equity Line Investor in connection with draws on the Equity Line. Subsequent to December 31, 2003, and through March 25, 2004, we drew an additional $2,150,000 under the Equity Line Agreement, and issued 57,464,386 additional shares of common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder.

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

In March 2004, the Company issued 542,495 shares of restricted common stock to a financial institution in partial settlement of an obligation of the Company. The shares were issued without registration under the Securities Act of 1933, as amended (the "1933 Act") in reliance on Section 4(2) of the 1933 Act, and the rules and regulations promulgated thereunder.

In May 2004, the Company issue 1,000,000 shares of restricted common stock to an unrelated party in settlement of a claim that the Company owed an obligation under a note. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act, and the rules and regulations promulgated thereunder.

In November 2004, the Company issued 1,000,000 shares of restricted common stock to a corporation in settlement of an obligation of the Company under a note payable to the corporation. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act, and the rules and regulations promulgated thereunder.

In 2004, the Company issued 45,273,989 shares of restricted common stock to Iehab and Shaher Hawatmeh in settlement of an obligation of the Company related to accrued compensation and accrued interest. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act, and the rules and regulations promulgated thereunder.

In March 2005, CirTran Corporation (the "Company"), entered into agreements with eight individuals or entities (collectively, the "Lenders") to whom the Company was indebted, in an aggregate amount of $2,450,000, pursuant to which, the Company agreed to issue an aggregate of 61,250,000 shares of its restricted common stock in exchange for the Lenders' agreeing to cancel the debt obligations owed by the Company. With respect to $2,050,000 of the indebtedness, that amount was owed to Abacas Ventures, Inc. ("Abacas"), a company that had purchased certain of the Company's obligations. Abacas agreed to the cancellation of the Company's obligation to Abacas in return for the Company's issuing shares to certain of Abacas's shareholders and the other named individuals. Trevor Saliba, who is a beneficiary of the Saliba Private Annuity Trust, has been a director of the Company since June 2001.

The remaining $400,000 was due to I&R Properties in connection with past rent and accrued interest on the Company's headquarters building. I&R Properties is a company owned and controlled by individuals who are officers, directors and principal stockholders.

The Company issued the shares, and the Lenders cancelled the obligations, pursuant to subscription agreements (the "Agreements") with each of the Lenders. Pursuant to the Agreements, the Company issued shares for a purchase price of $0.04 per share. The shares are restricted stock, and will bear standard restricted stock legends. No registration rights were granted to any of the Lenders. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder.

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

During 2004, we established a new division, CirTran-Asia, Inc, which has contributed to a large portion of the increase in revenue for the year ended December 31, 2004. This new division, is our Asian-based, wholly owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing.

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

Information relating to recent developments in our increasing line of fitness products is as follows:

On June 7, 2004, we announced that CirTran-Asia had received an initial purchase order on May 26, 2004, relating to the manufacture of 80,000 abdominal fitness machines. This order was the first order placed with CirTran-Asia under the exclusive manufacturing agreement. Subsequently, on June 14, 2004, we received another order for 80,000 units of the abdominal fitness machines, which was announced on June 16, 2004, through a separate press release. Since these announcements, CirTran-Asia has manufactured, shipped, and received payments of approximately $5,288,000. On August 13, 2004, we also announced that on August 11, 2004 we had received new orders for Wal-Mart. The company shipped to Wal-Mart the complete order of abdominal fitness machines and received payments of approximately $400,000 to date. The units were distributed to Wal-Mart stores throughout Canada.

On August 11, 2004, we announced that CirTran-Asia received a purchase order on August 10, 2004 relating to the manufacture of a household cooking appliance for hot dogs and sausages. Since these announcements, CirTran-Asia has manufactured, shipped, and received payments of approximately $362,000.

On September 9, 2004, we announced that on September 6, 2004, CirTran-Asia had been awarded the rights to manufacture a new abdominal fitness machine under the exclusive manufacturing agreement. This new product is another type of abdominal fitness machines. We are still awaiting production orders to begin manufacturing and shipping.

On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been was awarded the rights to manufacture another type of an abdominal fitness machine under the exclusive manufacturing agreement. Since this announcement, CirTran-Asia has manufactured, shipped, and received payments of approximately $720,000.

On September 14, 2004, we announced that on September 7, 2004, we had begun manufacturing an abdominal fitness machine entitled another type of under the exclusive manufacturing agreement. Since this announcement, CirTran-Asia has manufactured, shipped, and received payments of approximately $390,000.

On September 30, 2004, we announced that on September 23, 2004, CirTran-Asia had been awarded the rights to manufacture a pilates fitness machine under the exclusive manufacturing agreement. Since this announcement, CirTran-Asia has manufactured, shipped, and received payments of approximately $85,000.

Information relating to recent developments in new products under development along with procuring new products for development is as follows:

On January 19, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with a company relating to the manufacture of a hair product in California. Since these announcements, CirTran-Asia has manufactured, shipped, and received payments of approximately $366,000.


On October 1, 2004, we entered into an agreement with Transactional Marketing Partners, Inc. ("TMP"), for consulting services. Pursuant to the agreement, we engaged TMP to provide strategic planning and for introduction of new business to us. Under the agreement, we agreed to pay to TMP a fee of ten percent of the net proceeds received by us from business brought to us by TMP. The fee is to be paid within 15 calendar days following the end of the month in which we receive the net proceeds. Additionally, we agreed to pay $7,500 during each of the first three months of the term of the agreement, with such payments being viewed as an advance against the fee to be earned. The advance payments are not refundable, but will be deducted from fees earned by TMP. The agreement has an initial term of six months, beginning October 1, 2004, and can be automatically extended for successive six-month periods unless either party gives written notice at least 30 days prior to the expiration of the term of the agreement of its intent not to renew. Additionally, we may terminate the agreement at any time by giving 30 days written notice. In March 2005, we extended our agreement to an additional 6 months that will expire in early September 2005. The parties will evaluate the relationship at that time and decide if there needs to be another extension. To date the relationship has proven successful resulting in multiple new manufacturing relationships.

Due to lack of performance, at management's suggestion, Mr. Michael Casey submitted his written resignation from the board of directors of CirTran-Asia on January 31, 2005. He was provided written acceptance by Mr. Hawatmeh, Chairman of the parent company, CirTran Corp on February 1, 2005.

Significant Accounting Policies


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


         Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2004, the Company does not consider any of its long-lived assets to be impaired. Related Party Transactions


Certain transactions involving Abacas Ventures, Inc., the Saliba Private Annuity Trust and the Saliba Living Trust are regarded as related party transactions under FAS 57. Disclosure concerning these transactions is set out in this Item 6 under "Liquidity and Capital Resources - Liquidity and Financing Arrangements," and in "Item 12 - Certain Relationships and Related Transactions."

Results of Operations - Comparison of Years Ended December 31, 2004 and 2003

         Sales and Cost of Sales

Net sales increased 629.3% to $8,862,715 for the year ended December 31, 2004, as compared to $1,215,245 for the year ended December 31, 2003. This sales increase can be attributed to several factors. The first factor was the strengthening of the overall market economy. Industry- wide, we are seeing more OEMs release larger order commitments with extended time tables. The second significant factor directly related to CirTran is our marketing approach. Most contract manufacturers approach customers on a job-by-job basis. CirTran approaches customers on a partner basis. We have developed a program where we can be more effective when we control the material procurement, purchasing, and final assembly, providing the customer a final quality product delivered on time and at a lower market cost. This approach for the electronics assembly and manufacture division has resulted in sales to new customers of $577,337 during the year ended December 31, 2004. The biggest factor contribution to the increase of net sales during the 2004 was the establishment of the new division CirTran-Asia, which has contributed $5,458,944 of the increase in revenue.

Cost of sales increased by 722.8%, from $854,542 during the year ended December 31, 2003, to $7,030,934 during year ended December 31, 2004. The increase in cost of sales is due to an increase in revenue. Our gross profit margin for the year ended December 31, 2004, was 20.5%, up from 16.5% from the year ended December 31, 2003. The increase in margins is attributable to better control of materials and scrap.

The following charts present (i) comparisons of sales, cost of sales and gross profit generated by our two main areas of operations, i.e., electronics assembly and Ethernet technology, during 2003 and 2004; and (ii) comparisons during these two years for each division between sales generated by pre-existing customers and sales generated by new customers.



                  Year             Sales                Cost of Sales        Gross Loss/Margin
----------------- ---------------  -------------------  -------------------  ----------------------
Asia                   2004        $          5,458,944 $         4,736,479  $                722,465
Division
----------------- ---------------  -------------------  -------------------  ----------------------
                       2003                          0                    0                       0
                  ---------------  -------------------  -------------------  ----------------------
Electronics            2004                  3,354,057         2,282,253(2)               1,071,804
Assembly
----------------- ---------------  -------------------  -------------------  ----------------------
                       2003                  1,050,090           929,800(1)                 120,290
                  ---------------  -------------------  -------------------  ----------------------
Ethernet               2004                     49,714               25,202                  24,512
Technology
----------------- ---------------  -------------------  -------------------  ----------------------
                       2003                    165,155               84,742                  80,413
                  ---------------  -------------------  -------------------  ----------------------



                  Year             Total                Pre-existing         New
                                   Sales                Customers            Customers
----------------- ---------------  -------------------  -------------------  ----------------------
Asia                   2004        $         5,458,944  $                 0  $             5,458,944
Division
----------------- ---------------  -------------------  -------------------  ----------------------
                       2003                          0                    0                       0
                  ---------------  -------------------  -------------------  ----------------------
Electronics            2004                  3,354,057            2,796,720                 557,337
Assembly
----------------- ---------------  -------------------  -------------------  ----------------------
                       2003                  1,050,090            1,036,418                  13,672
                  ---------------  -------------------  -------------------  ----------------------
 Ethernet              2004                     49,714               30,257                  19,457
Technology
----------------- ---------------  -------------------  -------------------  ----------------------
                       2003                    165,155              127,040                  38,115
                  ---------------  -------------------  -------------------  ----------------------

          (1)  Includes  the  write-down  of carrying  value of  inventories  of
               $160,000

          (2)  Includes  the  write-down  of carrying  value of  inventories  of
               $13,000


         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at December 31, 2004 was $1,453,754, as compared to $1,247,428 at December 31, 2003. The increase in inventory is required to facilitate the increase in turnkey sales.

         Selling, General and Administrative Expenses

During the year ended December 31, 2004, selling, general and administrative expenses were $3,362,933 versus $2,402,968 for 2003, a 39.9% increase. The increase was due to expenses related to the CirTran- Asia division, along with our efforts to aggressively market our products. Selling, general and administrative expenses as a percentage of sales as of December 30, 2004 were 37.9% as compared to 197.7% during 2003. This decrease is due in part to an increase in sales and better control of expenses.

         Other Income and Expense

Interest expense for 2004 was $495,637 as compared to $571,044 for 2003, a decrease of 13.2%. The decrease is primarily due to the reduction in interest expense related the settlement of various notes payable. As of December 31, 2004 and 2003, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $723,660 and $2,107,930, respectively. We also had a gain on forgiveness of debt related to previously unpaid liabilities in the amount of $1,713,881.

As a result of the above factors, our overall net loss decreased 77.4% to $658,322 for the year ended December 31, 2004, as compared to $2,910,978 for the year ended December 31, 2003.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $18,799,602 at December 31, 2004, and $18,141,280 at December 31, 2003. Our net loss for the year ending December 31, 2004 was $658,322, compared to $2,910,978 for the year ending December 31, 2003. Our current liabilities exceeded our current assets by $3,558,826 as of December 31, 2004, and $5,529,244 as of December 31, 2003. The decrease in the difference is due to the settlement of notes payable and the agreement with the Internal Revenue Service. For the years ended December 31, 2004 and 2003, we recorded negative cash flows from operations of $1,680,054 and $1,123,818, respectively.

         Cash

We had cash on hand of $81,101 at December 31, 2004, compared to $54,135 at December 31, 2003. The increase in cash on hand is due to a new cash management system that was established during 2003.

Net cash used in operating activities was $1,680,054 for the fiscal year ended December 31, 2004. During 2004, net cash used in operations was primarily attributable to $658,322 in net losses from operations, a gain on forgiveness of debt of $1,713,881 and an increase in accounts receivable of $1,211,799, partially offset by increases in accrued liabilities of $538,132 and accounts payable of $515,690. The non-cash charge was for depreciation and amortization of $249,395.

Net cash used in investing activities during the fiscal year ended December 31, 2004, consisted of equipment purchases of $545,844 along with an investment of $300,000 in Broadata. We also have an outstanding deposit on equipment of $100,000.

Net cash provided by financing activities was $2,652,844 during the fiscal year ended December 31, 2004. Principal sources of cash were proceeds from stockholder notes payable of $18,500, proceeds of $2,927,000 from long-term notes payable, proceeds from the exercise of options to purchase common stock of $111,500 and proceeds from notes payable to related parties of $3,128,281. Principal uses of cash during 2004 consisted of $3,523,364 principal payments of notes payable and notes payable to related parties and stockholders and a decrease to checks written in excess of cash in the bank of $9,623.

         Accounts Receivable

At December 31, 2004, we had receivables of $1,288,719, net of a reserve for doubtful accounts of $41,143, as compared to $89,187 at December 31, 2003, net of a reserve of $28,876.

This increase was primarily attributed to sales having substantially increased in the last months of the year as compared to the last two months in 2003. The Company has implemented an aggressive process to collect past due accounts over the past eighteen months. As such, the receivables that were past due for a period of greater than 45 days as of December 31, 2004, were less than 3% of total receivables. Individual accounts are continually monitored for collectibilty. As part of monitoring individual customer accounts, the Company evaluates the adequacy of its allowance for doubtful accounts. Since the implementation of the new collection process, very few accounts have been deemed uncollectible. In addition, the majority of the increase in accounts receivable as of December 31, 2004, related to sales that occurred in the last month of the year. Therefore they were not deemed uncollectible.

          Accounts Payable

Accounts payable were $1,104,392 at December 31, 2004, as compared to $1,300,597 at December 31, 2003. This decrease is primarily attributed to conversions of accounts payable to notes payable in relation to settlements made by Abacas Ventures.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $18,799,602 and a total stockholders' deficit of $2,242,033 at December 31, 2004. In addition, during 2004 and 2003, we have used, rather than provided, cash in our operations. As of December 31, 2004, our monthly operating costs and interest expenses averaged approximately $320,000 per month.

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

Despite our efforts to make our debt-load more serviceable, significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. As at December 31, 2003, we were in default of notes payable whose principal amount, not including the amount owing to Abacas Ventures, Inc., exceeded $635,000. In addition, the principal amount of notes that either mature in 2003 or are payable on demand exceed $875,000 which includes $650,000 of notes to the equity line investor. The total amount per month that we have committed to paying pursuant to various settlements for outstanding debt, litigation and delinquent payroll taxes is currently approximately $38,000, all of which is against accrued liabilities and notes payable. None of these settlements, however, have resulted in the forgiveness of any amounts owed, but have simply resulted in a restructuring in the terms of the various debts.
During the year ended December 31, 2004, Abacas completed negotiations with several vendors of the Company, whereby Abacas purchased various past due amounts for goods and services provided by vendors, as well as notes payable (see Note 6). The total of these obligations was $1,263,713. The Company has recorded this transaction as a $1,263,713 non-cash increase to the note payable owed to Abacas, pursuant to the terms of the Abacas agreement.
The total principal amount owed to Abacas between the note payable and the bridge loan was $1,530,587 and $163,742 as of December 31, 2004 and 2003, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was $430,828 and $230,484 as of December 31, 2004 and 2003, respectively, and is included in accrued liabilities.
In March 2005, the shareholders of Abacas agreed to cancel $2,050,000 to principal and accrued interest in return for the Company's issuing 51,250,000 shares of our restricted common stock to the shareholders of Abacas. No registration rights were granted.

As of December 31, 2004, the Company had accrued liabilities in the amount of 500,000 for delinquent payroll taxes, including interest and penalties, owed to the Internal Revenue Service. The Company, in response to collection notices, filed a due process appeal with the Internal Revenue Service's Appeals Office. The appeal was resolved by an agreement with the Appeals Office that allowed the Company to file an offer in compromise of all federal tax liabilities owed by the Company based on its ability to pay. The Company filed its offer in compromise with the IRS in November 2003, and after meeting with IRS personnel, filed a revised offer in compromise on August 31, 2004. The Company was notified in November 2004 that the IRS had accepted the offer in compromise. Under the offer, the Company was required to pay an aggregate amount of $500,000 (representing payments of $350,000 by Circuit Technology, Inc., $100,000 by CirTran Corporation, and $50,000 by Racore Technology, Inc.), not later than February 3, 2005. These amounts were paid. Additionally, the Company must remain current in its payment of taxes for 5 years, and may not claim any NOLs for the years 2001 through 2015, or until the three companies pay taxes in an amount equal to the taxes waived by the offer in compromise.

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

There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short or the long term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. That would raise substantial doubt about our ability to continue as a going concern.

Notes Payable to Equity Line Investor

During 2003, we borrowed a total of $1,830,000 from Cornell Capital Partners, LP ("Cornell"), pursuant to nine unsecured promissory notes. The loans were made and the notes were issued from June 2003 through December 2003. In lieu of interest, we paid fees to the lender, ranging from 5% to 10%, of the amount of the loan. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by us and by the lender and its affiliate. The notes were repayable over periods ranging from 70 days to 131 days. Each of the notes stated that if we did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through December 31, 2003, we directed the repayment of $1,180,000 of these notes from proceeds generated under the Equity Line Agreement.

At December 31, 2003, the balance owing on these notes was $650,000. All notes were paid when due or before, and at no time did we incur the 24% penalty interest rate.

During the year ended December 31, 2004, Cornell loaned us an additional $3,200,000 pursuant to four additional unsecured promissory notes, $1,700,000 of which remained outstanding at April 8, 2005. The loans were made and the notes were issued in January through June 2004, bringing the total aggregate loans from Cornell to $5,030,000. As before, in lieu of interest, we paid fees to the lender, ranging from 4% to 5%, of the amount of the loan. The fees were negotiated in each instance and agreed upon by us and by the lender and its affiliate. The notes were repayable over periods of 88 days and 193 days. Each of the notes stated that if we did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance.

As discussed above, we received proceeds of $5,030,000 from notes payable to Cornell. We used the proceeds from these notes to fund operating losses of approximately $2,938,000, pay down accounts payable, notes payable and other settlements of approximately $1,401,000, purchase equipment and tooling in the amount of $391,000, and to invest in Broadata in the amount of $300,000. During January 2005 the Company received proceeds of $565,000 from an additional note payable to Cornell to fund the settlement with the Internal Revenue Service. The note has a one-year term, bears interest at 7.5 percent per annum, and will be repaid along with a nine percent premium

The following table lists the notes issued to Cornell, amounts of each note, repayment dates, and other information about each note.


          Date of       Amount      Prepaid Equity   Note        Due Date      Repayment Dates     Value of      Balance
Note      Issuance      of Note     Line Fees        Payable                                       Payments      Outstanding
                                                     Fees                                                        [date]
1         6/9/2003      230,000     9,200            20,800      8/18/2003     6/23/03 - 9/19/03   230,000       -

2         7/16/2003     100,000     4,000            7,150       10/4/2003     9/19/03 - 9/29/03   100,000       -

3         8/28/2003     100,000     4,000            10,500      1/6/2004      10/6/03             100,000       -

4         9/26/2003     200,000     8,000            14,000      11/21/2003    10/20/03 - 10/27/03 200,000       -

5         10/3/2003     300,000     12,000           20,750      1/5/2004      11/3/03 - 11/24/03  300,000       -

6         10/23/2003    250,000     10,000           13,000      12/23/2003    12/8/03 - 12/22/03  250,000       -

7         11/10/2003    250,000     10,000           13,000      1/20/2004     1/5/04 - 1/19/04    250,000       -

8         12/5/2003     250,000     10,000           13,000      2/9/2004      2/16/04 - 3/16/04   250,000       -

9         12/23/2003    150,000     6,000            8,000       3/1/2004      3/16/04 - 3/22/04   150,000       -

10        1/29/2004     250,000     10,000           13,000      4/26/2004     4/5/04              250,000       -

11        2/27/2004     250,000     10,000           13,000      5/24/2004     4/12/04             250,000       -

12        3/23/2004     1,000,000   40,000           50,500      8/2/2004      5/31/04 - 7/19/04   1,000,000     -

13        6/17/2004     1,700,000   68,000           68,500      12/27/2004    none to date        1,700,000     1,700,000

14        1/28/2005     565,000     0                61,500      1/28/2006     none to date        565,000       565,000


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

Equity Line of Credit Agreement

In conjunction with efforts to improve the results of our operations, discussed above, on November 5, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP. We subsequently terminated that agreement, and on April 8, 2003, we entered into an amended equity line agreement (the "Equity Line Agreement") with Cornell. Under the Equity Line Agreement, we have the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of our common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered. Cornell is required under the Equity Line Agreement to tender the funds requested by us within two trading days after the five-trading-day period used to determine the market price.

During the year ended December 31, 2004, we drew an aggregate amount of $2,150,000 under the Equity Line Agreement, pursuant to draws on the Equity Line, net of fees of $86,000, and issued a total of 57,464,386 shares of common stock to Cornell under the Equity Line Agreement. At our direction, Cornell retained the proceeds of the draws under the Equity Line Agreement and applied them as payments on the notes to Cornell, discussed above.

Pursuant to the Equity Line Agreement, in connection with each draw, we agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the year ended December 31, 2004 were $128,000. These fees were withheld from proceeds of notes payable and are in addition to fees paid in relation to these notes. Of these payments, $86,000 was offset against additional paid-in capital as shares were issued under the Equity Line Agreement and $68,000 was recorded as deferred offering costs for total deferred offering costs of $68,000 at December 31, 2004. These deferred offering costs will be offset against additional paid-in capital as shares are issued under the Equity Line Agreement subsequent to December 31, 2004.

The following table shows when shares were issued into escrow in connection with the prior Equity Line Agreement with Cornell. We intend to terminate the prior Equity Line Agreement when the registration statement covering the resale of shares received by Cornell in connection with the SEDA facility has been declared effective. At that point, any shares remaining in escrow will be returned to us and will be canceled.


Date                          Shares                       Total to Date


6/9/2003                     10,000,000                     10,000,000

7/17/2003                    10,000,000                     20,000,000

8/28/2003                    10,000,000                     30,000,000

9/26/2003                    20,000,000                     50,000,000

10/2/2003                    20,000,000                     70,000,000

11/11/2003                   10,000,000                     80,000,000

12/4/2003                    10,000,000                     90,000,000

12/22/2003                   10,000,000                     100,000,000

1/15/2004                    10,000,000                     110,000,000

2/26/2004                    10,000,000                     120,000,000

3/22/2004                    20,000,000                     140,000,000

In connection with the prior Equity Line Agreement, we used the proceeds of draws against that Equity Line to pay down the notes to Cornell.

Standby Equity Distribution Agreement

We entered into a Standby Equity Distribution Agreement (the "Agreement") dated May 21, 2004, with Cornell. Under the Agreement, we have the right, at our sole discretion, to sell periodically to Cornell shares of our common stock for an aggregate purchase price of up to $20 million. The purchase price for the shares sold to Cornell is equal to the lowest volume-weighted average price of our common stock during the pricing period consisting of the five consecutive trading days after we give an advance notice. The periodic sale of shares is known as an advance. We may request an advance, by giving a written advance notice to Cornell, and may not request advances more frequently than every seven trading days. A closing will be held on the first trading day after the end of the pricing period. The maximum advance amount is one million dollars ($1,000,000) per advance, with a minimum of seven trading days between advances. In addition, we may not request advances if the shares to be issued in connection with such advances would result in Cornell's owning more than 9.9% of our outstanding common stock.

Cornell will retain a commitment fee of 5% of the amount of each advance under the Agreement.

Proceeds used under the Agreement will be used for general corporate purposes and likely will include the repayment of notes issued to Cornell. We cannot predict the total amount of proceeds to be raised in this transaction because we have not determined the total amount of the advances we intend to draw.

As noted above, we intend to use proceeds from the SEDA facility to repay the outstanding balance of $1,700,000 owing to Cornell under a note payable. Doing so will reduce the amount available to us for other corporate purposes under the SEDA facility from $20,000,000 to $18,300,000. Management believes that the remaining amount will be sufficient to sustain our operations for the commitment period of the SEDA facility, which is 24 months from the date a registration statement covering the resale of shares by Cornell is declared effective. However, if we are able to obtain funding on better terms, or if our operations begin to generate sufficient revenues to allow us to operate without drawing on the SEDA facility or at reduced amounts, we may not draw the full remaining $18,300,000 available to us. As discussed above, under the Agreement we are not required to draw any of the amounts available to us under the SEDA facility. Whether to draw and the extent to which we make draws is in our discretion, and we will make draws only as needed.

Forward-looking statements

All statements made in this report, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of operations and other such matters, are forward- looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of parts inventory, creditor actions, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we currently operate. Because of the factors listed above, as well as other factors beyond our control, actual results may differ from those in the forward-looking statements.

                          ITEM 7. FINANCIAL STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.


            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                        ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, who is also our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d- 15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 31, 2007. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

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

         Name              Age                                Positions

Iehab J. Hawatmeh          38       President, Chief Financial Officer, Secretary and Director of
                                    CirTran Corporation; President of CirTran Corporation (Utah).
                                    Served since July 2000.

Raed Hawatmeh              39       Director since June 2001.

Trevor Saliba              30       Director since June 2001.  Senior Vice-President, Sales and Marketing since January 2002.

IehabJ. Hawatmeh. Mr. Hawatmeh is our President and Secretary and a member of our Board of Directors. Mr. Hawatmeh served as the President and Chief Executive Officer of Circuit Technology, Inc. from 1993 until we acquired it in July 2000. In this position, he was responsible for all operational, financial, marketing and sales activities of Circuit Technology. He now performs similar functions for us and our operating subsidiary, CirTran Corporation (Utah).

Raed Hawatmeh. Raed Hawatmeh, who is not related to Iehab Hawatmeh, has served as a director since June 2001. Mr. Hawatmeh has been a self-employed investor and venture capitalist for the past five years, specializing in financing start-up companies in various industries.

Trevor Saliba. Mr. Saliba has served as a director since June 2001 and was appointed Senior Vice- President, Sales and Marketing in January 2002. In 1997, Mr. Saliba founded Saliba Corporation, a San Francisco construction company, and has served as its president from the founding through June 2002. Prior to 1997, Mr. Saliba was employed as a project engineer for Tutor-Saliba Corporation.

At this time, the Company does not have an audit committee. The Company's Board of Directors acts as the Company's audit committee. Similarly, the Company's Board of Directors has determined that the Company does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

In June 2002 Mr. Saliba filed for personal bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California, which was discharged in March 2005. The bankruptcy was unrelated to Mr. Saliba's involvement in CirTran.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to us during the fiscal year ended December 31, 2004, we are aware of the following untimely filings:

In January 2004, Iehab Hawatmeh received a total of 30,288,465 shares of the Company's restricted common stock in exchange for forgiveness of debt owed to him by the Company. The transaction should have been reported on a Form 4. It will be reported on a Form 5 to be filed. Additionally, in January and May 2004, Mr. Iehab Hawatmeh exercised options to purchase 1,500,000 shares of the Company's stock and sold the shares received upon exercise of the options. The transactions should have been reported on Forms 4. They will be reported on a Form 5 to be filed.

In January, May, and July 2004, Mr. Saliba exercised options to purchase 2,250,000 shares of the Company's stock and sold the shares received upon exercise of the options. The transactions should have been reported on Forms 4. They will be reported on a Form 5 to be filed.

In January and May 2004, Mr. Raed Hawatmeh exercised options to purchase 1,500,000 shares of the Company's stock and sold the shares received upon exercise of the options. The transactions should have been reported on Forms 4. They will be reported on a Form 5 to be filed.

Code of Ethics. The Company has not yet adopted a code of ethics. The Board of Directors anticipates that it will adopt a code of ethics during the second quarter of 2005, and that we will file the code of ethics as an exhibit to our second quarterly report.




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

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services to us in all capacities (including Circuit Technologies, Inc.) for the prior fiscal years ended December 31, 2004, 2003, and 2002, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year. The individuals named below received no other compensation of any type, other than as set out below, during the fiscal years indicated.

                                     Annual Compensation           Long-Term Compensation Awards

                                                                       Restricted
                                                                       Stock         Stock
Name and                                      Salary    Bonus          Awards        Options        All       Other
Principal Position                   Year     ($)       ($)             ($)          (#)            Compensation

Iehab J. Hawatmeh                    2004     200,000   -              -               3,500,000    -
      President, Secretary,          2003     175,000   -              -               6,500,000    -
      Treasurer and Director         2002     175,000   -              -               1,850,000    -

Trevor M. Saliba
   Sr. Vice President and            2004     108,000   -              -               4,250,000    -
   Director of CirTran Corporation   2003     127,000   -              -               3,000,000    -
                                     2002     118,000   -              -                500,000     -


Raed S. Hawatmeh                     2004     -         -              -               2,500,000    -
   Director of CirTran Corporation   2003     -         -              -               3,000,000    -
                                     2002     -         -              -                 500,000    -


Option/SAR Grants in the Year Ended December 31, 2004


                         Number of Securities
                         Underlying              % of Total Options
                         Options/SARs            Granted to Employees    Exercise or Base Price
Name                     Granted (#)             in Fiscal Year          ($/Sh)                  Expiration Date

Iehab Hawatmeh           3,500,000               14.58%                  $0.015 - $0.03          Jan - Dec 2009
Trevor Saliba            4,250,000               17.71%                  $0.015 - $0.03          Jan - Dec 2009
Raed Hawatmeh            3,500,000               14.58%                  $0.015 - $0.03          Jan - Dec 2009
-----------------------  ----------------------  ----------------------- ----------------------- -----------------------

Aggregated Option/SAR Exercises in the Year Ended December 31, 2004 and December 31, 2004 Option/SAR Values


                                                                         Number of Securities    Value of Unexercised
                                                                         Underlying              In-the-Money
                                                                         Unexercised             Options/SARs at FY-
                         Shares Acquired on                              Options/SARs at FY      End ($)
Name                     Exercise (#)            Value Realized ($)      End (#)                 Exercisable/
                                                                         Exercisable/            Unexercisable
                                                                         Unexercisable

Iehab Hawatmeh           1,500,000               $33,750                 -                       $ -
Trevor Saliba            2,250,000               $56,250                 -                       $ -
-----------------------  ----------------------  ----------------------- ----------------------- -----------------------
Raed Hawatmeh              750,000               $11,250                 2,250,000/0             $52,500/0
-----------------------  ----------------------  ----------------------- ----------------------- -----------------------

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

As of April 8, 2005, 35,000,000 options to purchase shares of common stock and no stock purchase rights have been granted under the 2003 Plan. Therefore, the 2003 Plan has been fully distributed.

2004 Stock Plan

In December 2004, our board approved and adopted our 2004 Stock Plan, or the 2004 Plan, subject to shareholder approval. An aggregate of 40,000,000 shares of our common stock are subject to the 2003 Plan, which provides for grants to employees, officers, directors and consultants of both non-qualified (or non-statutory) stock options and "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended). The 2004 Plan also provides for the grant of certain stock purchase rights, which are subject to a purchase agreement between us and the recipient. The purpose of the 2004 Plan is to enable us to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to such persons, and to promote the success of our business.

The 2004 Plan is administered by our board of directors, which designates from time to time the individuals to whom awards are made under the 2004 Plan, the amount of any such award and the price and other terms and conditions of any such award. The 2004 Plan shall continue in effect until the date which is ten years from the date of its adoption by the board of directors, subject to earlier termination by our board. The board may suspend or terminate the 2004 Plan at any time.

The board determines the persons to whom options are granted, the option price, the number of shares to be covered by each option, the period of each option, the times at which options may be exercised and whether the option is an incentive or non-statutory option. No employee may be granted options or stock purchase rights under the 2004 Plan for more than an aggregate of 15,000,000 shares in any given fiscal year. We do not receive any monetary consideration upon the granting of options. Options are exercisable in accordance with the terms of an option agreement entered into at the time of grant.

The board may also award our shares of common stock under the 2004 Plan as stock purchase rights. The board determines the persons to receive awards, the number of shares to be awarded and the time of the award. Shares received pursuant to a stock purchase right are subject to the terms, conditions and restrictions determined by the board at the time the award is made, as evidenced by a restricted stock purchase agreement.

As of April 8, 2005, 20,000,000 options to purchase shares of common stock and no stock purchase rights have been granted under the 2004 Plan.


                           ITEM 11. SECURITY OWNERSHIP
                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of the 564,868,569 outstanding shares of our common stock which, according to the information supplied to us, were beneficially owned, as of April 8, 2005, by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock.

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


Name and Address                                    Relationship          Common                 Percent of Class
                                                                          Shares

Saliba Private Annuity Trust (1)                    5%                    75,698,990             13.40%
115 S. Valley Street                                Shareholder
Burbank, CA 91505


Iehab J. Hawatmeh *                                 Director,             64,729,621             11.42%
4125 South 6000 West                                Officer
West Valley City, Utah 84128                        &5%
                                                    Shareholder

Raed Hawatmeh **                                    Director              33,566,530              5.94%
10989 Bluffside Drive                               & 5%
Studio City, CA 91604                               Shareholder

Trevor Saliba *                                     Director               13,375,000             2.36%
13848 Valleyheart Drive
Sherman Oaks, CA 91423

All Officers and Directors as a Group                                     187,370,141            19.52%
(3 persons)
___________________

 (1) Includes 13,189,620 shares held by the Saliba Living Trust. Thomas L. Saliba and Betty R. Saliba are the trustees of The Saliba Living Trust and Thomas L. Saliba is the sole trustee of The Saliba Private Annuity Trust. These persons control the voting and investment decisions of the shares held by the respective trusts. Mr. Thomas L. Saliba is a nephew of the grandfather of Mr. Trevor Saliba, one of our directors and officers. Mr. Trevor Saliba is one of five passive beneficiaries of Saliba Private Annuity Trust and has no control over its operations or management. Mr. Saliba disclaims beneficial control over the shares indicated.

     * Includes options of 2,000,000 shares each that can be exercised anytime at exercise price of $0.02 - $0.03 per share.

     ** Includes options of 4,250,000 shares that can be exercised anytime at exercise price of $0.02 - $0.03 per share.

Securities authorized for issuance under equity compensation plans

The following table sets forth information about the Company's equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under the specified plan through April 8, 2005.


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
Equity   compensation   plans
not approved by shareholders   2001 Plan: 0 options           2001 Plan:  0 options *       2001 Plan:   0 options

                               2002 Plan: 500 options         2002 Plan:  $0.0001/share     2002 Plan:   0 options

                               2003 Plan: 3,750,000 options   2003 Plan:  $0.01/share       2003 Plan:   0 options

                               2004 Plan: 10,500,000 options  2004 Plan:   $0.03/share      2004 Plan: 20,000,000 options
------------------------------ ----------------------------   ---------------------------   ----------------------------
Total                          $14,250,000                    $0.03/share                   20,000,000
------------------------------ ----------------------------   ---------------------------   ----------------------------

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

During 2002, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the years ended December 31, 2004 and 2003, the Company was advanced $3,128,281 and $350,000, respectively, and made cash payments of $3,025,149 and $875,000, respectively. During the year ended December 31, 2004, Abacas completed negotiations with several vendors of the Company, whereby Abacas purchased various past due amounts for goods and services provided by vendors, as well as notes payable (see Note 6). The total of these obligations was $1,263,713. The Company has recorded this transaction as a $1,263,713 non-cash increase to the note payable owed to Abacas, pursuant to the terms of the Abacas agreement.
The total principal amount owed to Abacas between the note payable and the bridge loan was $1,530,587 and $163,742 as of December 31, 2004 and 2003, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was $430,828 and $230,484 as of December 31, 2004 and 2003, respectively, and is included in accrued liabilities.
In March 2005, the shareholders of Abacas agreed to cancel $2,050,000 of principal and accrued interest in return for the Company's issuing 51,250,000 shares of our restricted common stock to the shareholders of Abacas. No registration rights were granted.

As of December 31, 2001, Iehab Hawatmeh had loaned us a total of $1,390,125. The loans were demand loans, bore interest at 10% per annum and were unsecured. Effective January 14, 2002, we entered into four substantially identical agreements with existing shareholders pursuant to which we issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share for $500,000 in cash and the cancellation of $2,749,090 principal amount of our debt. Two of these agreements were with the Saliba Private Annuity Trust, one of our principal shareholders, and a related entity, the Saliba Living Trust. The Saliba trusts are also principals of Abacas Ventures, Inc., which entity purchased our line of credit in May 2000. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity and Financing Arrangements.") Pursuant to the Saliba agreements, the trusts were issued a total of 26,654,520 shares of common stock in exchange for $500,000 cash and the cancellation of $1,499,090 of debt. We used the $500,000 cash from the sale of the shares for working capital. As a result of this transaction, the percentage of our common stock owned by the Saliba Private Annuity Trust and the Saliba Living Trust increased from approximately 6.73% to approximately 17.76%. Mr. Trevor Saliba, one of our directors and officers, is a passive beneficiary of the Saliba Private Annuity Trust. Pursuant to the other two agreements made in January 2002, we issued an aggregate of 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable by two shareholders, Mr. Iehab Hawatmeh (our president, a director and our principal shareholder) and Mr. Rajai Hawatmeh. Of these shares, 15,333,333 were issued to Iehab Hawatmeh in exchange for the cancellation of $1,150,000 in debt. As a result of this transaction, the percentage of our common stock owned by Mr. Hawatmeh increased from 19.9% to approximately 22.18%.

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

Also, as of December 31, 2004 the company owed I&R Properties, LLC, the previous owner of our principal office and manufacturing facility for unpaid accrued rent and accrued interest. The Company settled with owed I&R Properties, LLC., on accrued rent and interest of $400,000 by issuing 10,000,000 shares of unregistered common stock in March 2005.


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

          10.3 Form of Product Representative Agreement between CirTran Corporation and a Representative (previously filed as Exhibit No. 3 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33- 13674-LA, and incorporated herein by reference).

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

          10.6 Assignment of Loan dated May 1, 2000 from Imperial Bank to Abacas Ventures, Inc. (previously filed as Exhibit No. 6 to our Annual Report filed on Form 10-KSB for the year ending 12/31/00, Commission File No. 33-13674- LA, and incorporated herein by reference).

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

          10.16Settlement  Agreement  and  Release of Claims  dated  November 3,
               2000 between CirTran Corporation, Iehab Hawatmeh and Future Electronics Corporation (previously filed as Exhibit No. 16 to our Annual Report filed on Form 10-KSB for the year ending
               12/31/00, Commission File No. 33-13674- LA, and incorporated herein by reference).

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

          10.21Standby   Equity    Distribution    Agreement   between   CirTran
               Corporation and Cornell Capital Partners, LP, dated as of May 21, 2004 (previously filed as an exhibit to an amended Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.22Registration  Rights  Agreement  between CirTran  Corporation and
               Cornell Capital Partners, LP, dated as of May 21, 2004 (previously filed as an exhibit to an amended Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.23Placement  Agent  Agreement   between  CirTran   Corporation  and
               Newbridge Securities Corporation, dated as of May 21, 2004 (previously filed as an exhibit to an amended Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.24Placement  Agent  Agreement   between  CirTran   Corporation  and
               Newbridge Securities Corporation, dated as of May 21, 2004 (previously filed as an exhibit to an amended Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.25Exclusive Manufacturing Agreement ("Exclusive Agreement") by and among Michael Casey; Michael Casey Enterprises, Ltd.; Charles Ho; Uking System Industry Co., Ltd.; David Hayek; HIPMG, Inc. and CirRran-Asia, Inc., dated as of June 10, 2004 (previously filed as an exhibit to an amended Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.26Appendix A-1 to Exclusive Agreement for AbKing Pro (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission) (previously filed as an exhibit to an amended Quarterly Report on Form 10- QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.27Appendix A-2 to Exclusive Agreement for AbRoller (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission) (previously filed as an exhibit to an amended Quarterly Report on Form 10- QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.28Appendix  A-3 to  Exclusive  Agreement  for  AbTrainer  Club  Pro
               (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission)

          10.29Appendix A-4 to Exclusive Agreement for Instant Abs (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission) (previously filed as an exhibit to an amended Quarterly Report on Form 10- QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.30Appendix  A-5  to  Exclusive   Agreement   for  Hot  Dog  Express
               (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission) (previously filed as an exhibit to an amended Quarterly Report on Form 10- QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.31Appendix  A-7  to  Exclusive   Agreement  for   Condiment   Caddy
               (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission) (previously filed as an exhibit to an amended Quarterly Report on Form 10- QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.32Appendix A-8 to Exclusive  Agreement  for Denise  Austin  Pilates
               product (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission) (previously filed as an exhibit to an amended Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.33Employment  Agreement  with Iehab  Hawatmeh,  dated as of July 1,
               2004 (previously filed as an exhibit to an amended Quarterly Report on Form 10- QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.34Employment  Agreement with Shaher  Hawatmeh,  dated as of July 1,
               2004 (previously filed as an exhibit to an amended Quarterly Report on Form 10- QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.35Employment  Agreement  with  Trevor  Saliba,  dated as of July 1,
               2004 (previously filed as an exhibit to an amended Quarterly Report on Form 10- QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.36Employment  Agreement  with  Charles Ho, dated as of July 1, 2004
               (previously filed as an exhibit to an amended Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.37Letter  Agreement  between MET Advisors and CirTran  Corporation, dated August 1, 2003 (previously filed as an exhibit to an amended Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.38Consulting  Agreement  between  CirTran  Corporation  and  Cogent
               Capital Corp., dated September 14, 2003 (previously filed as an exhibit to an amended Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.39Agreement   between   CirTran   Corporation   and   Transactional
               Marketing Partners, Inc., dated as of October 1, 2004 (previously filed as an exhibit to an amended Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2004, and incorporated herein by reference).

          10.40Subscription   Agreement  between  CirTran  Corporation  and  the
               Saliba Living Trust (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).

          10.41Subscription   Agreement  between  CirTran  Corporation  and  the
               Saliba Private Annuity Trust (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).

          10.42Subscription  Agreement between CirTran Corporation and Trevor M.
               Saliba (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).

          10.43Subscription  Agreement  between  CirTran  Corporation  and Basem
               Neshiewat (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).

          10.44Subscription   Agreement  between  CirTran  Corporation  and  Sam
               Attallah (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).

          10.45Subscription  Agreement  between  CirTran  Corporation  and  Amer
               Hawatmeh (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).

          10.46Subscription  Agreement  between  CirTran  Corporation  and Anwar
               Ajnass (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).

          10.47Subscription   Agreement  between  CirTran  Corporation  and  I&R
               Properties, LLC (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).

          10.48PFE Properties,  LLC,  Membership  Acquisition  Agreement between
               CirTran Corporation and Rajayee Sayegh, dated as of March 31, 2005 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).

          21.  Subsidiaries of the Registrant

          31.  Certification of President and Chief Financial Officer

          32.  Certification pursuant to 18 U.S.C. Section 1350




                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Hansen Barnett & Maxwell, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 and 2003 were $85,740 and $54,975, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for assurance and related services by Hansen Barnett & Maxwell, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2004 and 2003 were $0 and $0, respectively.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Hansen Barnett & Maxwell for tax compliance, tax advice, and tax planning, for those fiscal years were $2,967 and $2,000, respectively. Services provided included preparation of federal and state income tax returns.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003, for products and services provided by Hansen Barnett & Maxwell other than those services reported above, for those fiscal years were $12,598 and $0, respectively.

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

                                       CIRTRAN CORPORATION


Date:  April 14, 2004                  By: /s/ Iehab J. Hawatmeh, President



In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 14, 2005           /s/ Iehab J. Hawatmeh
                               Iehab J. Hawatmeh
                               President, Chief Financial Officer and Director

Date:  April 14, 2005           /s/ Raed Hawatmeh
                               Raed Hawatmeh, Director

Date:  April 14, 2005           /s/ Trevor Saliba
                                Trevor Saliba, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following report of independent registered public accounting firm, financial statements of CirTran Corporation and related notes thereto are filed as part of this Form 10-KSB:

                                                                          Page
Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003               F-3

Consolidated Statements of Operations for the Years Ended
        December 31, 2004 and 2003                                         F-4

Consolidated  Statements of Stockholders' Deficit for the
Years Ended December 31, 2003 and 2004                                     F-5

Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2004 and 2003                                   F-6

Notes to Consolidated Financial Statements                                 F-8

         HANSEN, BARNETT & MAXWELL
         A Professional Corporation
        CERTIFIED PUBLIC ACCOUNTANTS
          5 Triad Center, Suite 750
         Salt Lake City, UT 84180-1128
            Phone: (801) 532-2200
             Fax: (801) 532-7944
               www.hbmcpas.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Directors and the Stockholders
CirTran Corporation

We have audited the accompanying consolidated balance sheets of CirTran Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company sustained losses from operations, had an accumulated deficit, had a stockholders' deficit, had negative working capital, had negative cash flows from operations, and the Company is a defendant in numerous legal actions. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 14, 2005

                CIRTRAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS




December 31,                                                                    2004            2003
                                                                      ---------------  --------------

ASSETS
Current Assets
Cash and cash equivalents                                             $       81,101   $      54,135
Trade accounts receivable, net of allowance for doubtful
accounts of $41,143 and $28,876, respectively                              1,288,719          89,187
Inventory                                                                  1,453,754       1,247,428
Other                                                                        153,062         165,091
                                                                      ---------------  --------------
Total Current Assets                                                       2,976,636       1,555,841

Property and Equipment, Net                                                  840,793         577,603

Investment in Securities, at Cost                                            300,000               -

Other Assets, Net                                                              8,000          10,390

Deposits                                                                     100,000               -

Deferred Offering Costs                                                       68,000          26,000
                                                                      ---------------  --------------


Total Assets                                                          $    4,293,429   $   2,169,834
                                                                      ---------------  --------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Checks written in excess of cash in bank                              $            -   $       9,623
Accounts payable                                                           1,104,392       1,300,597
Accrued liabilities                                                        2,066,022       3,615,264
Current maturities of long-term notes payable                              1,815,875       1,964,021
Notes payable to stockholders                                                 18,586          31,838
Notes payable to related parties                                           1,530,587         163,742
                                                                      ---------------  --------------
Total Current Liabilities                                                  6,535,462       7,085,085
                                                                      ---------------  --------------

Long-Term Notes Payable, Less Current Maturities                                   -               -
                                                                      ---------------  --------------


Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 474,118,569 and 349,087,699
net of 3,000,000 shares held in treasury at no cost at
December 31, 2004 and 2003, respectively                                     474,114         349,088
Additional paid-in capital                                                16,083,455      12,876,941
Accumulated deficit                                                      (18,799,602)    (18,141,280)
                                                                      ---------------  --------------
Total Stockholders' Deficit                                               (2,242,033)     (4,915,251)
                                                                      ---------------  --------------
Total Liabilities and Stockholders' Deficit                           $    4,293,429   $   2,169,834
                                                                      ---------------  --------------


The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



For the Years Ended December 31,                       2004          2003
                                                ------------   -----------

Net Sales                                       $ 8,862,715    $ 1,215,245
Cost of Sales                                    (7,030,934)      (854,542)
Writedown of carrying value of inventories          (13,000)      (160,000)
                                                ------------   -----------

Gross Profit                                      1,818,781        200,703
                                                ------------   -----------

Operating Expenses
Selling, general and administrative expenses      3,362,933      2,402,968
Non-cash employee compensation expense              332,181        137,500
                                                ------------   -----------
Total Operating Expenses                          3,695,114      2,540,468
                                                ------------   -----------

Loss From Operations                             (1,876,333)    (2,339,765)
                                                ------------   -----------

Other Income (Expense)
Interest                                           (495,637)      (571,044)
Other, net                                             (233)          (169)
Gain on forgiveness of debt                       1,713,881             -
                                                ------------   -----------
Total Other Expense, Net                          1,218,011       (571,213)
                                                ------------   -----------

Net Loss                                        $  (658,322)   $(2,910,978)
                                                ------------   -----------

Basic and diluted loss per common share         $     (0.00)      $ (0.01)
                                                ------------   -----------
Basic and diluted weighted-average
common shares outstanding                       451,620,617    277,068,175
                                                ------------   -----------

The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

                                                           Common Stock            Additional
                                                  -------------------------------
                                                      Number                         Paid-in       Accumulated
                                                     of Shares        Amount         Capital         Deficit          Total
                                                  ---------------- -------------- -------------- ---------------- --------------
Balance - December 31, 2002                           247,184,691  $     247,185  $  11,089,020  $   (15,230,302)  $ (3,894,097)

Shares issued for accrued wages                           500,000            500          9,500                -         10,000

Shares issued for conversion
of  notes payable to equity
line investor                                          64,253,508         64,254      1,024,318                -      1,088,572

Options granted to employees,
consultants and attorneys                                       -              -        239,227                -        239,227

Exercise of stock options
by directors and employees                             33,900,000         33,900        517,600                -        551,500

Exercise of stock options by
consultants and attorneys                               3,249,500          3,249         (2,724)               -            525

Net loss                                                        -              -              -       (2,910,978)    (2,910,978)
                                                  ---------------- -------------- -------------- ---------------- --------------

Balance - December 31, 2003                           349,087,699  $     349,088  $  12,876,941  $   (18,141,280) $  (4,915,251)

Shares issued for conversion
of  notes payable to equity
line investor                                          57,464,386         57,460      2,006,540                -      2,064,000

Shares issued for settlement
of notes payable                                        1,542,495          1,542         53,458                -         55,000

Shares issued for
settlement expense                                      1,000,000          1,000         59,000                -         60,000

Shares issued as settlement
of salaries, accrued salaries
and related interest                                   45,273,989         45,274        498,014                -        543,288

Options granted to employees,
consultants and attorneys                                       -              -        334,952                -        334,952

Exercise of stock options
by directors and employees                             14,250,000         14,250        259,500                -        273,750

Exercise of stock options by
consultants and attorneys                               5,500,000          5,500         (4,950)               -            550

Net loss                                                        -              -              -         (658,322)      (658,322)
                                                  ---------------- -------------- -------------- ---------------- --------------

Balance - December 31, 2004                           474,118,569  $     474,114  $  16,083,455  $   (18,799,602) $  (2,242,033)
                                                  ---------------- -------------- -------------- ---------------- --------------

The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




For the Years Ended December 31,                                                       2004                    2003
                                                                        --------------------    --------------------

Cash flows from operating activities
Net loss                                                                $          (658,322)    $        (2,910,978)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                       249,395                 300,520
Provision for loss on trade receivables                                              12,267                  (8,161)
Provision for obsolete inventory                                                     13,000                 160,000
Loss on disposal of property and equipment                                           33,238                       -
Gain on forgiveness of debt                                                      (1,713,881)                      -
Non-cash compensation expense                                                       226,250                 137,500
Loan costs and fees in lieu of interest on notes payable                            145,000                 120,200
Note payable issued as settlement of litigation expense                                   -                  62,226
Stock issued for employee compensation                                              105,931                       -
Stock issued for settlement expense                                                  60,000                       -
Options issued to attorneys and consultants for services                            209,952                 101,727
Changes in assets and liabilities:
Trade accounts receivable                                                        (1,211,799)                (43,562)
Inventories                                                                        (219,326)                143,125
Prepaid expenses and other assets                                                    14,419                 (63,056)
Accounts payable                                                                    515,690                 (25,077)
Accrued liabilities                                                                 538,132                 901,718
                                                                        --------------------    --------------------

Total adjustments                                                                (1,021,732)              1,787,160
                                                                        --------------------    --------------------

Net cash used in operating activities                                            (1,680,054)             (1,123,818)
                                                                        --------------------    --------------------

Cash flows from investing activities
Purchase of investment                                                             (300,000)                      -
Payment for property and equipment deposit                                         (100,000)                      -
Purchase of property and equipment                                                 (545,824)                (12,225)
                                                                        --------------------    --------------------

Net cash used in investing activities                                              (945,824)                (12,225)
                                                                        --------------------    --------------------

Cash flows from financing activities
Change in checks written in excess of cash in bank                                   (9,623)                 (9,908)
Proceeds from notes payable to stockholders                                          18,500                  41,500
Payments on notes payable to stockholders                                           (31,752)                (30,038)
Proceeds from notes payable, net of cash paid for offering costs                  2,927,000               1,605,847
Principal payments on notes payable                                                (466,463)               (194,748)
Proceeds from notes payable to related parties                                    3,128,281                 350,000
Payment on notes payable to related parties                                      (3,025,149)               (875,000)
Proceeds from exercise of options and warrants to purchase
common stock                                                                        111,500                 301,500
Exercise of options issued to attorneys and consultants
for services                                                                            550                     525
                                                                        --------------------    --------------------

Net cash provided by financing activities                                         2,652,844               1,189,678
                                                                        --------------------    --------------------

Net increase in cash and cash equivalents                                            26,966                  53,635

Cash and cash equivalents at beginning of year                                       54,135                     500
                                                                        --------------------    --------------------

Cash and cash equivalents at end of period                              $            81,101     $            54,135
                                                                        --------------------    --------------------

The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


For the Years Ended December 31,                                                                    2004                    2003
                                                                                     --------------------    --------------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                                             $           298,542     $            54,531

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations                      $           711,894     $            34,049
Common stock issued for settlement of note payable
  and accrued interest                                                               $         2,204,999     $                 -
Common stock issuance in which proceeds were retained
  as payment of notes payable                                                        $                 -     $         1,134,000
Common stock issued for accrued compensation                                         $                 -     $            10,000
Accrued interest converted to notes payable                                          $             9,158     $            57,424
Stock options exercised for settlement of accrued interest
and accrued compensation                                                             $            61,000     $           250,000
Note issued for settlement of notes payable and accrued
interest                                                                             $           551,819     $                 -
Fees withheld from notes payable for Equity Line Agreement                           $            86,000     $            47,200
Loan costs included in notes payable                                                 $                 -     $           120,200
Deferred offering costs withheld from notes payable proceeds                         $           128,000     $            26,000
Shares issued as settlement of salaries, accrued salaries and
related interest                                                                     $           437,357     $                 -

The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Nature of Operations--CirTran Corporation (the "Company") provides turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole, and custom injection molded cabling for leading electronics original equipment manufacturers ("OEMs") in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. The Company also designs, develops, manufactures, and markets a full line of local area network products, with emphasis on token ring and Ethernet connectivity.

In June 2004, the Company incorporated CirTran-Asia, Inc., a Utah corporation, as a wholly owned subsidiary. CirTran-Asia was formed to manufacture, either directly or through foreign subcontractors, certain products under exclusive manufacturing agreements. Other such agreements will be sought in the future.

Principles of Consolidation--The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation and CirTran-Asia Inc. All significant intercompany transactions have been eliminated in consolidation.

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

Inventories-- Inventories are stated at the lower of average cost or market value. Costs include labor, material and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory and finished goods inventory. Indirect overhead costs have been charged to cost of sales or capitalized as inventory based on management's estimate of the benefit of indirect manufacturing costs to the manufacturing process.
When there is evidence that the inventory's value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether technological obsolescence exists. The Company has agreements with most of its customers that require the customer to purchase inventory items related to their contracts in the event that the contracts are cancelled.

Property and Equipment--Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in operating results.

Depreciation expense for the years ended December 31, 2004 and 2003, was $249,394 and $300,520, respectively.

Impairment of Long-Lived Assets--The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2004, the Company did not consider any of its long-lived assets to be impaired.

Checks Written in Excess of Cash in Bank--Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes. These overdrafts are included as a current liability in the balance sheets.

Stock-Based Compensation-- At December 31, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the years ended December 31, 2004 and 2003, the Company recognized compensation expense relating to stock options and warrants of $226,250 and $137,500, respectively. During the year ended December 31, 2004, the Company recognized compensation expense relating to the issuance of common stock of $105,931. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                      Years Ended December 31,    Nine Months Ended September 30,
                                                                    ---------------------------    ---------------------------
                                                                      2004             2003            2004           2003
                                                                    -----------   -------------    -----------   -------------
Net loss, as reported                                               $ (658,322)   $ (2,910,978)    $ (658,322)   $ (2,910,978)
Add:  Stock-based  employee compensation expense
included in net loss                                                   332,181         137,500        226,250          97,500
Deduct:  Total stock-based employee compensation
benefit (expense) determined under fair value based
method for all awards                                                 (517,924)       (292,247)      (412,557)       (274,167)
                                                                    -----------   -------------    -----------   -------------

Pro forma net loss                                                  $ (844,065)   $ (3,065,725)    $ (844,629)   $ (3,087,645)
                                                                    -----------   -------------    -----------   -------------

Basic and diluted loss per common share as reported                    $ (0.00)        $ (0.01)       $ (0.00)        $ (0.01)
                                                                    -----------   -------------    -----------   -------------

Basic and diluted loss per common share pro forma                      $ (0.00)        $ (0.01)       $ (0.00)        $ (0.01)
                                                                    -----------   -------------    -----------   -------------


Income Taxes--The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and the carryforward of operating losses and tax credits and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

Use of Estimates--In preparing the Company's financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Concentrations of Risk-- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2004 and 2003, this allowance was $41,143 and $28,876, respectively.

During the year ended December 2004, sales to two customers accounted for 52 percent and 14 percent of net sales. No individual customer account receivable balance at December 31, 2004 created a concentration of credit risk.

During the year ended December 2003, sales to two customers accounted for 29 percent and 11 percent of net sales. No individual customer account receivable balance at December 31, 2003 created a concentration of credit risk.

Fair Value of Financial Instruments--The carrying value of the Company's cash and cash equivalents and trade accounts receivable approximates their fair values due to their short-term nature. The carrying value of the Company's notes payable also approximates fair value because notes are recorded at fair value plus any default provisions.

Loss Per Share--Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 14,250,500 and 3,850,500 in potentially issuable common shares at December 31, 2004 and 2003, respectively. The potentially issuable common shares at December 31, 2004 and 2003 were excluded from the calculation of diluted loss per share because the effects are anti-dilutive.

New Accounting Standards--In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company will be required to apply this statement to inventory costs incurred after December 31, 2005. The Company is currently evaluating what effect this statement will have on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets." SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions," to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based

Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25) and requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the Company's financial statements. This new standard is effective for interim and annual periods beginning after December 15, 2005. The Company is currently evaluating SFAS No. 123 as revised and intends to implement it in the first quarter of 2006 and does not anticipate that the new standard will have a material effect on the Company's financial statements.


NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $658,322 and $2,910,978 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the Company had an accumulated deficit of $18,799,602 and $18,141,280, respectively, and a total stockholders' deficit of $2,242,033 and $4,915,251, respectively. The Company also had negative working capital of $3,558,826 and $5,529,244 as of December 31, 2004 and 2003, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $1,680,054 and $1,123,818 for the years ended December 31, 2004 and 2003, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In addition, the Company is a defendant in numerous legal actions (see Note 9). These matters may have a material impact on the Company's financial position, although no assurance can be given regarding the effect of these matters in the future.

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

The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock and cure defaults with lenders through forbearance agreements that the Company will be able to service. During 2004 and 2003, the Company successfully converted trade payables of approximately $711,894 and $2,986, respectively, into notes. The Company intends to continue to pursue this type of debt conversion going forward with other creditors.

The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock, and to cure defaults with lenders through forbearance agreements that the Company will be able to service. During the years ended December 31, 2004 and 2003, the Company successfully converted trade payables, notes payable, and accrued interest of approximately $1,263,713 and $2,986, respectively, into notes payable to Abacas Ventures, Inc. ("Abacas"). Accrued interest of $27,020 associated with the notes payable was not converted to the note payable with Abacas; therefore, a gain on forgiveness of debt was recorded for $27,020 for the year ended December 31, 2004. The Company intends to continue to pursue this type of debt conversion going forward with other creditors. As discussed in Note 10, the Company has entered into an equity line of credit agreement with a private investor. Realization of additional proceeds under the agreement is not assured.

NOTE 3 - INVESTMENT IN SECURITIES AT COST

On April 13, 2004, the Company entered into a stock purchase agreement with an unrelated party under which the Company purchased 400,000 shares of the investee's Series B Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $300,000 cash. This purchase was made at fair value. The Preferred Shares are convertible, at the Company's option, into an equivalent number of shares of investee common stock, subject to adjustment. The Preferred Shares are not redeemable by the investee. As a holder of the Preferred Shares, the Company has the right to vote the number of shares of investee common stock into which the Preferred Shares are convertible at the time of the vote. The investment represents less than a 5% interest in the investee. The investment does not have a readily determinable fair value and is stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired. The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. No indicators of impairment were noted for the year ended December 31, 2004.

Separate from the purchase of the Preferred Shares, the Company and the investee also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services handling most of the investee's manufacturing operations from material procurement to complete finished box-build of all of investee products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party. Sales under this agreement totaled $538,233 for the year ended December 31, 2004.

NOTE 4 - INVENTORIES

Inventories consist of the following:

Inventories Note
                        2004                   2003
                 -------------------    -------------------
Raw materials    $        1,095,901     $        1,114,445
Work-in process             356,160                130,810
Finished goods                1,693                  2,173
                 -------------------    -------------------
                 $        1,453,754     $        1,247,428
                 -------------------    -------------------

During 2004 and 2003, write downs of $13,000 and $160,000, respectively, were recorded to reduce items considered obsolete or slow moving to their fair value.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

                                                                                                   Estimated
                                                                                                 Service Lives
                                                        2004                   2003                 in Years
                                                 -------------------    -------------------    -------------------
Production equipment                             $        3,220,847     $        3,146,488            5-10
Leasehold improvements                                      992,018                958,939            7-10
Office equipment                                            159,199                639,375            5-10
Other                                                        47,789                118,029            3-7
                                                 -------------------    -------------------
                                                          4,419,853              4,862,831
Less accumulated depreciation
and amortization                                          3,579,060              4,285,228
                                                 -------------------    -------------------

                                                 $          840,793     $          577,603
                                                 -------------------    -------------------


NOTE 6 - NOTES PAYABLE
During the 2004, the Company successfully converted five notes payable and accrued interest of $551,819 into notes with Abacas (see Note 2). Accrued interest of $27,020 associated with these notes payable was not converted to the note payable with Abacas; therefore, a gain on forgiveness of debt was recorded for $27,020 for the year ended December 31, 2004.

In March 2004, the Company settled a note payable with a financial institution. The outstanding loan balance and accrued interest at the time of settlement was $189,663. The balance was settled for $90,000 in cash and 542,495 shares of common stock valued at $30,000, based on the per share fair value of the Company's common stock on the dates of issuance. A gain on forgiveness of debt of $61,370 was recorded on this transaction.

In April 2004, the Company settled three notes payable with a financing company. The outstanding loan balances and accrued interest at the time of settlement was $192,043. The balance was settled for $75,000 in cash. A gain on forgiveness of debt of $117,043 was recorded on this transaction.

In November 2004, the Company settled a note payable with a corporation. The outstanding loan balance and accrued interest at the time of settlement was $75,000. The balance was settled for $50,000 in cash and 1,000,000 shares of common stock valued at $25,000, based on the per share fair value of the Company's common stock on the dates of issuance.

In December 2004, the Company settled a note payable with a financial institution. The outstanding loan balance and accrued interest at the time of settlement was $36,902. The balance was settled for $10,000 in cash. A gain on forgiveness of debt of $26,902 was recorded on this transaction.

In December 2004, the Company settled a note payable with an individual. The outstanding loan balance and accrued interest at the time of settlement was $145,779. The balance was settled for $120,000 in cash. A gain on forgiveness of debt of $25,779 was recorded on this transaction.

Notes Payable consist of the following at December 31, 2004 and 2003:

                                                                            2004                    2003
                                                                    ----------------------   --------------------

Notes payable to Equity Line Investor, no periodic interest,
matures 70 to 131 days after issuance, (see below).                 $           1,700,000    $           650,000

Note payable to a company, interest at 8.00%, matured August
2002, collateralized by 3,000,000 shares of the Company's
common stock currently held in escrow, in default.                                115,875                115,875

Note payable settled as of December 31, 2004.                                           -                 23,549

Note payable settled as of December 31, 2004.                                           -                 41,484

Note payable settled as of December 31, 2004.                                           -                215,516

Note payable settled as of December 31, 2004.                                           -                183,429

Note payable settled as of December 31, 2004.                                           -                161,109

Note payable settled as of December 31, 2004.                                           -                107,919

Note payable settled as of December 31, 2004.                                           -                 87,632

Note payable settled as of December 31, 2004.                                           -                 85,377

Note payable settled as of December 31, 2004.                                           -                 93,832

Note payable settled as of December 31, 2004.                                           -                 60,133

Note payable settled as of December 31, 2004.                                           -                 55,831

Note payable settled as of December 31, 2004.                                           -                 36,901

Note payable settled as of December 31, 2004.                                           -                 45,434
                                                                    ----------------------   --------------------

Total Notes Payable                                                             1,815,875              1,964,021
Less current maturities                                                        (1,815,875)            (1,964,021)
                                                                    ----------------------   --------------------

Long-Term Notes Payable                                             $                   -    $                 -
                                                                    ----------------------   --------------------

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

Notes Payable to Equity Line Investor -- During 2003, the Company borrowed a total of $1,830,000 from Cornell Capital Partners, LP, pursuant to nine unsecured promissory notes. The loans were made and the notes were issued from June 2003 through December 2003. In lieu of interest, the Company paid fees to the lender, ranging from 5% to 10%, of the amount of the loan. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by the Company and by the lender and its affiliate. The notes were repayable over periods ranging from 70 days to 131 days. Each of the notes stated that if the Company did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through December 31, 2003, the Company directed the repayment of $1,180,000 of these notes from proceeds generated under the Equity Line Agreement, discussed in Note 11 below. At December 31, 2003, the balance owing on these notes was $650,000. All notes were paid when due or before, and at no time did the Company incur the 24% penalty interest rate.

During the year ended December 31, 2004, the Company borrowed an additional $3,200,000, before offering costs of $273,000, from Cornell, pursuant to four additional unsecured promissory notes. In lieu of interest, the Company paid fees at closing of 4% to 5% of the loan amount to an affiliate of the lender. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by the Company and by the lender and its affiliate. The notes were repayable over periods ranging from 88 days to 193 days. Each of the notes stated that if the Company did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through December 31, 2004, the Company directed the repayment of $2,150,000 of these notes from proceeds generated under the Equity Line Agreement, discussed in Note 7 below. At December 31, 2004, the balance owing on these notes was $1,700,000.

NOTE 7 - LEASES

The Company conducts a substantial portion of its operations utilizing leased facilities consisting of a warehouse and a manufacturing plant. The lease was originally with a related party. In December of 2003, the related party sold the facilities to an unrelated party. The Company entered into a new ten-year lease agreement with an unrelated party. As described in Note 15, the Company purchased the entity that owns the building in March 2005 (unaudited).

The following is a schedule of future minimum lease payments under the operating lease:

Year Ending December 31,
                  -------------------
2005                         225,480
2006                         215,492
2007                         203,688
2008                         203,688
Thereafter                 1,018,440
                  -------------------
Total             $        1,866,788
                  -------------------


The building lease provides for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $213,688 and $200,492 for 2004 and 2003, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholder -- The Company had amounts due to stockholders from three separate notes. The balance due to stockholders at December 31, 2004 and 2003, was $18,586 and $31,838, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent. Unpaid accrued interest was $7,976 and $6,900 at December 31, 2004 and 2003, respectively, and is included in accrued liabilities. These notes are due on demand.

Notes Payable to Related Party -- The Company had amounts due to Abacas Ventures, Inc., a related party, under the terms of a note payable and a bridge loan.

During 2002, the Company entered into a bridge loan agreement with Abacas. This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the years ended December 31, 2004 and 2003, the Company was advanced $3,128,281 and $350,000, respectively, and made cash payments of $3,025,149 and $875,000, respectively.

During the year ended December 31, 2004, Abacas completed negotiations with several vendors of the Company, whereby Abacas purchased various past due amounts for goods and services provided by vendors, as well as notes payable (see Note 6). The total of these obligations was $1,263,713. The Company has recorded this transaction as a $1,263,713 non-cash increase to the note payable owed to Abacas, pursuant to the terms of the Abacas agreement.

The total principal amount owed to Abacas between the note payable and the bridge loan was $1,530,587 and $163,742 as of December 31, 2004 and 2003, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was $430,828 and $230,484 as of December 31, 2004 and 2003, respectively, and is included in accrued liabilities.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

On April 14, 2004, an unrelated party filed a claim against the Company alleging that the Company stopped paying amounts due under a note entered into in June 1998. The suit claimed $90,500 plus fees and costs. During May 2004, the Company settled this claim by issuing 1,000,000 shares of common which resulted in a settlement expense of $60,000.

Litigation - During 2000, the Company settled a lawsuit filed by a vendor by issuing 5,281,050 shares of the Company's common stock valued at $324,284, paying $83,000 in cash and issuing two notes payable totaling $239,000. During 2002, the vendor filed a confession of judgment, in the amount of $519,052, claiming that the Company defaulted on its agreement and claims the 2000 lawsuit was not properly satisfied. At December 31, 2003, the Company owed $60,133 of principal under the terms of the remaining note payable. During November 2004, the Company settled the principal and accrued interest of the remaining note payable for $75,000. The balance was settled for $50,000 in cash and 1,000,000 shares of common stock valued at $25,000, based on the per share fair value of the Company's common stock on the date of issuance.

During 2003 and 2004, an investment firm filed suits in the U.S. District Court, District of Utah seeking finders fees, consisting of common stock valued at $1,750,000 for allegedly introducing the Company to the Equity Line Investor (Note 11). The case was previously dismissed in a New York court. The Company estimates that the risk of loss is remote, therefore no accrual has been made.

In December 1999, a vendor of the Company filed a lawsuit that alleges breach of contract and seeks payment in the amount of approximately $213,000 of punitive damages from the Company related to the Company's non-payment for materials provided by the vendor. Judgment was entered against the Company in May 2002 in the amount of $213,718. During 2004, this claim was purchased by Abacas and recorded as an increase to the amount owed to Abacas under the terms of the bridge loan.

During October 1999, a former vendor of the Company brought action against the Company alleging that the Company owed approximately $199,600 for materials and services and pursuant to the terms of a promissory note. The Company entered a settlement agreement under which the Company is to pay $6,256 each month until the obligation and interest thereon are paid. This did not represent the forgiveness of any obligation, but rather the restructuring of the terms of the previous agreement. At December 31, 2003, the Company owed $183,429 for this settlement. The Company has defaulted on its payment obligations under the settlement agreement. During 2004, this claim was purchased by Abacas and recorded as an increase to the amount owed to Abacas under the terms of the bridge loan.

Judgment was entered in favor of a vendor during March 2002, in the amount of $181,342 for nonpayment of costs of goods or services provided to the Company. At December 31, 2003, the Company had accrued the entire amount of the claim. During 2004, this claim was purchased by Abacas and recorded as an increase to the amount owed to Abacas under the terms of the bridge loan.

In December 1999, a vendor of the Company filed a lawsuit that seeks payment in the amount of $44,269 for the cost of goods provided to the Company. The Company admits owing certain amounts to the vendor and has accrued the entire amount claimed as of December 31, 2003. During 2004, this claim was purchased by Abacas and recorded as an increase to the amount owed to Abacas under the terms of the bridge loan.

During 2002, a vendor of the Company filed a lawsuit that seeks payment in the amount of $31,745 for the cost of goods provided to the Company. The Company has accrued the entire amount claimed. During 2004, this claim was purchased by Abacas and recorded as an increase to the amount owed to Abacas under the terms of the bridge loan.

An individual filed suit during January 2001, seeking to recover the principal sum of $135,941, plus interest on a promissory note. During 2004, this claim was purchased by Abacas and recorded as an increase to the amount owed to Abacas under the terms of the bridge loan.

During March 2000, a vendor brought suit against the Company under allegations that the Company owed approximately $97,000 for the cost of goods or services provided to the Company for the Company's use and benefit. The Company issued a note payable to the vendor in settlement of the amount owed and is required to pay the vendor $1,972 each month until paid. At December 31, 2003, the Company owed $87,632 on this settlement agreement. During 2004, this claim was purchased by Abacas and recorded as an increase to the amount owed to Abacas under the terms of the bridge loan.

A financial institution brought suit against the Company during February 2000, alleging that the Company owed approximately $439,000 for a loan provided to the Company for the Company's use and benefit. Judgment was entered against the Company and certain guarantors in the amount of $427,292 plus interest at the rate of 8.61% per annum from June 27, 2000. The Company has made payments to the financial institution, reducing the obligation to $215,516 at December 31, 2003, plus interest accruing from January 1, 2002. In March 2004, the balance was settled for $90,000 in cash and 542,495 shares of common stock valued at $30,000, based on the per share fair value of the Company's common stock on the date of issuance.

Suit was brought against the Company during April 2001, by a former shareholder alleging that the Company owed $121,825 under the terms of a promissory note. A Stipulation for Settlement and for Entry of Judgment was executed by the parties wherein the Company agreed to arrange for payment of a principal amount of $145,000 in 48 monthly installments. The Company made seven payments and then failed to make subsequent payments, at which time the shareholder obtained a consent judgment against the Company. In December 2004, the Company settled the balance outstanding for $120,000 in cash.

A financial institution brought suit against the Company in June 2003 for the non-payment of $39,367 under the terms of a note payable. The balance was settled for $10,000 in cash. A gain on forgiveness of debt of $26,902 was recorded on this transaction.

Various vendors have notified the Company that they believe they have claims against the Company totaling $147,592. None of these vendors have filed lawsuits in relation to these claims. The Company has accrued the entire amount of these claims and they are included in accounts payable.

In addition, various vendors have notified the Company that they believe they have claims against the Company totaling $159,308. The Company has determined the probability of realizing any loss is remote. The Company has made no accrual for these claims and is currently in the process of negotiating the dismissal of these claims with the various vendors.

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

Also, in connection with the Company's entering into a standby equity distribution agreement (described in Note 11), the Company granted to the investor registration rights, in connection with which the Company is required to file a registration statement covering the resale of shares put to the investor under the standby equity distribution agreement. The Company is also required to keep the registration statement effective until two years following the date of the last advance under the standby equity distribution agreement. The Company has not yet had such registration statement declared effective by the Securities and Exchange Commission.

Accrued Payroll Tax Liabilities -- In November 2004, the Internal Revenue Service (IRS) accepted the Company's Amended Offer in Compromise (Offer) to settle delinquent payroll taxes, interest and penalties. The acceptance of the Offer required the Company to pay $500,000 by February 3, 2005. Additionally, the Company must remain current in its payment of taxes for 5 years, and may not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes in an amount equal to the taxes waived by the offer in compromise. The Company made the required payment on February 2, 2005. The outstanding balance of delinquent payroll taxes, interest and penalties was $1,955,767 on the settlement date. The future cash payments specified by the offer, including interest and principal, were less than the carrying amount of the payable; therefore the Company reduced the carrying amount of the liability to the total future cash payments of $500,000 and recorded a gain $1,455,767.

Further, the Utah State Tax Commission has entered into an agreement to allow the Company to pay the liability owing to the State of Utah in equal monthly installments of $4,000 over a two-year period running through December 2005. Through December 2004, the Company had made the required payments. The balance owed to the State of Utah as of December 31, 2004, was $223,660, including penalties and interest.

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

Marketing Agreement -- On October 1, 2004, the Company signed an agreement with a marketing firm to provide strategic planning advice. The term of the agreement was for six months from October 1, 2004 through March 31, 2005. The agreement shall be automatically extended for successive six month periods unless either party gives written notice of its intent not to renew the agreement. The Company will pay the marketing firm a commission of ten percent of all net proceeds from any new business brought to the Company by the marketing firm. Net proceeds are defined in the agreement as payments actually received by the Company from new business (net of returns, discounts, and rebates) from which costs of sales is subtracted. The Company also agreed to pay $7,500 to the marketing firm during each of the first three months of the agreement. These payments were nonrefundable, but may be applied toward future commissions earned.

Manufacturing Agreement -- On June 10, 2004, the Company entered into an exclusive manufacturing agreement with certain Developers. Under the terms of the agreement, the Company, through its wholly-owned subsidiary CirTran-Asia has the exclusive right to manufacture the certain products developed by the Developers or any of their affiliates. The Developers will continue to provide marketing and consulting services related to the products under the agreement. Should the Developers early terminate the agreement, they must pay the Company $150,000. Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment.

In connection with this agreement the Company has agreed to issue options to purchase 1,500,000 shares common stock to the Developers upon the sale, shipment and payment for 200,000 units of a fitness product. In addition, the Company agreed to issue options to purchase 300,000 shares of common stock to the Developers for each multiple of 100,000 units of the fitness product sold in excess of the initial 200,000 units within twenty-four months of the agreement (June 2004). The options will be exercisable at $0.06 per share, vest on the grant date and expire one year after issuance. As of December 31, 2004, the Company had sold, shipped and received payment for, 191,702 units of the fitness product. Because the Developers must provide future services for the options to vest, the options are treated as unissued for accounting purposes. The cost of these options will be recognized when the options are earned. See Note 15 for subsequent issuance of options.

In connection with the above manufacturing agreement, the Company agreed to issue various options to purchase shares of common stock to the Developers upon the sale, shipment, and payment of certain quantities of additional the products. In addition, the Company agreed to issue additional options to purchase common stock to the developers for each multiple of units sold in excess of the initial units within the first twenty-four months of the agreements. The schedule of units and potential options that will be issued follows:

                                                           Options        Each Multiple of          Options for
                                   Initial             for Initial             Units above        Each Multiple
      Product                        Units              Units Sold           Initial Units             of Units
----------------------------------------------------------------------------------------------------------------
         1                         500,000                 500,000                 200,000             200,000
         2                          25,000                 500,000                  15,000             100,000
         3                         100,000                 500,000                  50,000             100,000
         4                         300,000               1,000,000                 100,000             200,000
         5                         200,000                 250,000                 100,000             100,000
         6                         200,000                 500,000                 100,000             100,000


As of December 31, 2004, the Company had manufactured only nominal quantities of the additional products under these agreements. Because the Developers must provide future services for the options to vest, the options are treated as unissued for accounting purposes. The cost of these options will be recognized when the options are earned.

NOTE 10 - INCOME TAXES

The Company has paid no federal or state income taxes during the years ended December 31, 2004 and 2003. The significant components of the Company's deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

                                                       2004                    2003
                                               ----------------------   --------------------
Deferred Income Tax Assets:
Inventory reserve                              $             266,026    $           261,177
Bad debt reserve                                              15,346                 10,771
Vacation reserve                                              26,809                 26,177
Research and development credits                              27,285                 26,360
Net operating loss carryforward                            4,597,493              4,465,571
Depreciation                                                   2,668
Intellectual property                                        115,581                130,067
                                               ----------------------   --------------------

Total Deferred Income Tax Assets                           5,051,208              4,920,123
Valuation allowance                                       (5,051,208)            (4,843,751)

Deferred Income Tax Liability - depreciation                       -                (76,372)
                                               ----------------------   --------------------

Net Deferred Income Tax Asset                  $                   -    $                 -
                                               ----------------------   --------------------

The Company has sufficient long-term deferred income tax assets to offset the deferred income tax liability related to depreciation. The long-term deferred income tax assets relate to the net operating loss carryforward and the intellectual property.

The Company has sustained net operating losses in both periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit presented for the years ended December 31, 2004 and 2003.

As of December 31, 2004, the Company had net operating loss carryforwards for tax reporting purposes of approximately $12,325,719. These net operating loss carryforwards, if unused, begin to expire in 2019. As discussed in Note 9, the Company may not claim any net operating losses for the years 2001 through 2015 due to the Offer accepted by the IRS. Utilization of approximately $1,193,685 of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2004 and 2003:

                                                        2004                   2003
                                                 -------------------    -------------------
Benefit at statuatory rate (34%)                 $         (223,829)    $         (989,733)
Non-deductible expenses                                      38,099                 37,225
Change in valuation allowance                               207,457              1,048,572
State tax benefit, net of federal tax benefit               (21,727)               (96,064)
                                                 -------------------    -------------------

Net Benefit from Income Taxes                    $                -     $                -
                                                 -------------------    -------------------


NOTE 11- STOCKHOLDER'S EQUITY

Common Stock Issuances -- As discussed in Note 6, the Company issued 542,495 shares and 1,000,000 shares of common stock in 2004 with a fair value of $30,000 and $25,000, respectively, based on the per share fair value of the Company's common stock on the dates of issuance, as part of a settlement agreements for notes payable.

As discussed in Note 9, during 2004, the Company settled a legal claim by issuing 1,000,000 shares of common which resulted in a settlement expense of $60,000, which was the fair value of the shares issued based on the per share fair value of the Company's common stock on the date of issuance.

During 2004, the Company issued 45,273,989 shares of the Company's restricted common stock to officers of the Company. The shares were valued at $543,288 based on the fair value of the Company's stock on the date of issuance. The shares were issued as settlement of accrued compensation of $431,770, accrued interest of $5,587, and compensation of $105,931.

During 2003, the Company issued 500,000 shares of the Company's restricted common stock to a relative of a director for $10,000 of accrued compensation owed to the director, based on the per share fair value of $0.02 per share of the Company's common stock on the date of issuance.

Equity Line of Credit Agreement -On November 5, 2002, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with Cornell Capital Partners, LP, a private investor ("Cornell"). The Company subsequently terminated the Equity Line Agreement, and on April 8, 2003, the Company entered into an amended equity line agreement (the "Amended Equity Line Agreement") with Cornell. Under the Amended Equity Line Agreement, the Company has the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of the Company's common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered. Cornell is required under the Amended Equity Line Agreement to tender the funds requested by the Company within two trading days after the five-trading-day period used to determine the market price.

During the year ended December 31, 2004, the Company drew an aggregate amount of $2,150,000 under the Equity Line Agreement, pursuant to draws on the equity line, net of fees of $86,000, and issued a total of 57,464,386 shares of common stock to Cornell under the Equity Line Agreement. At the Company's direction, Cornell retained the proceeds of the draws under the Equity Line Agreement and applied them as payments on the notes to Cornell, discussed in Note 6 above.

Pursuant to the Equity Line Agreement, in connection with each draw the Company agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the year ended December 31, 2004 were $128,000. These fees were withheld from proceeds of notes payable (see Note 6) and are in addition to fees paid in relation to those notes. Of these payments, $86,000 was offset against additional paid in capital as shares were issued under the Equity Line Agreement and $68,000 was classified as deferred offering costs at December 31, 2004.

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

NOTE 12- STOCK OPTIONS AND WARRANTS

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

Stock Option Plan - During February 2003, the Company adopted the 2002 Stock Option Plan (the "2002 Plan") with 25,000,000 shares of common stock reserved for issuance there under. Also, during November 2003, the Company adopted the 2003 Stock Option Plan (the "2003 Plan") with 35,000,000 shares of common stock reserved for issuance there under. Also, during December 2004, the Company adopted the 2004 Stock Option Plan (the "2004 Plan") with 40,000,000 shares of common stock reserved for issuance there under. The Company's Board of Directors administers the plans and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting, and exercise prices.

Non-Employee Grants - During 2004, the Company granted options to purchase 6,500,000 shares of common stock to attorneys for services at exercise prices of $0.0001 per share. The options were all five year options and vested on the dates granted. Legal expense of $209,952 was recorded for the fair value of options issued during 2004. 5,000,000 of these options were exercised in 2004 for cash proceeds of $500. An additional 500,000 of previously issued options were exercised in 2004 for cash proceeds of $50. A total of 3,000,500 non-employee options were outstanding as of December 31, 2004.

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

Employee Grants - During 2004, the Company granted options to purchase 24,000,000 shares of common stock to directors and employees of the Company pursuant to the 2003 and 2004 Plans. These options are five year options that vested on the date of grant. The related exercise prices range from $0.01 to $0.03 per share. Non-cash compensation relating to the grant of these options was recognized for $125,000 during 2004, based upon the intrinsic value of options on the grant date. 14,250,000 of these options were exercised during 2004 for $111,500 of cash, $101,250 of compensation and $61,000 of accrued compensation. The $101,250 of compensation was recorded in conjunction with the cashless exercise of 4,500,000 of the options. A total of 11,250,000 employee options were outstanding as of December 31, 2004.

During, 2003, the Company granted options to purchase 40,750,000 shares of common stock to directors and employees of the Company pursuant to the 2002 and 2003 Plans. These options are five year options that vested on the date of grant. The related exercise prices range from $0.01 to $0.14 per share. As of September 30, 2003, the Company had granted 5,000,000 more options under the 2002 Plan than were available under that plan. Prior to December 31, 2003, the Company rescinded the grant of those options through agreements with three option holders. 33,900,000 of these options were exercised during 2003 for $301,500 of cash, $175,000 of accrued interest and $75,000 of accrued compensation, leaving 1,850,000 options outstanding at December 31, 2003.

A summary of the stock option activity for the years ended December 31, 2004 and 2003, is as follows:

                                                                           Shares            Weighted Average
                                                                                               Exercise Price
                                                                    ----------------------   --------------------
Outstanding at December 31, 2002                                                        -                 $    -
Granted                                                                        46,000,000                 $ 0.02
Exercised                                                                     (37,149,500)                $ 0.01
Cancelled                                                                      (5,000,000)                $ 0.01
                                                                    ----------------------
Outstanding at December 31, 2003                                                3,850,500                 $ 0.02
Granted                                                                        30,500,000                 $ 0.02
Exercised                                                                     (19,750,000)                $ 0.01
Cancelled                                                                        (350,000)                  0.14
                                                                    ----------------------
Outstanding at December 31, 2004                                               14,250,500                 $ 0.02
                                                                    ======================

Excercisable at December 31, 2004                                              14,250,500                 $ 0.02
                                                                    ======================


The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended 2004 and 2003:

                                                                                     2004                   2003
                                                                    ----------------------   --------------------
Expected dividend yield                                                                 -                      -
Risk free interest rate                                                             3.39%                  2.85%
Expected volatility                                                                  300%                   338%
Expected life                                                                   .10 years              .10 years
Weighted average fair value per share                                              $ 0.02                 $ 0.02

A summary of stock option and warrant grants with exercise prices less than, equal to or greater than the estimated market value on the date of grant during the years ended December 31, 2004 and 2003, is as follows:


                                                                                                               Weighted
                                                                                       Weighted                Average
                                                                Options                 Average             Fair Value of
                                                                Granted             Exercise Price             Options
                                                          ---------------------   --------------------    -------------------
Year Ended - December 31, 2004
Grants with exercise prices less than the estimated
market value of the common stock                                    12,750,000                 $ 0.01                 $ 0.03
Grants with exercise prices equal to the estimated
market value of the common stock                                    17,750,000                 $ 0.02                 $ 0.01
Grants with exercise prices greater than the estimated
market value of the common stock                                             -                 $    -                 $    -

Year Ended - December 31, 2003
Grants with exercise prices less than the estimated
market value of the common stock                                    21,750,000                 $ 0.01                 $ 0.01
Grants with exercise prices equal to the estimated
market value of the common stock                                    23,000,000                 $ 0.02                 $ 0.01
Grants with exercise prices greater than the estimated
market value of the common stock                                     1,250,000                 $ 0.05                 $    -


A summary of the stock options outstanding and exercisable at December 31, 2004, follows:

            Options Outstanding                                                      Options Exercisable
--------------------------------------------------------------------------------- --------------------------
                                                     Weighted-       Weighted                     Weighted-
                                                      Average         Average                      Average
  Range of Exercise                                  Remaining        Exercise       Number        Exercise
        Prices           Options Outstanding     Contractual Life      Price      Exercisable       Price
---------------------   -----------------------  ----------------  -------------- ------------- ------------

        $0.0001                   3,000,500              4.44          $0.0001       3,000,500    $0.0001
        $0.02                    10,500,000              4.83          $0.02        10,500,000    $0.02
        $0.03                       750,000              4.35          $0.03           350,000    $0.03

NOTE 13 -SEGMENT INFORMATION

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


                                    Electronics              Ethernet               Contract
                                      Assembly              Technology           Manufacturing               Total
                                 -------------------    -------------------    -------------------    ---------------------

                      2004

Sales to external customers      $        3,354,057     $           49,714     $        5,458,944     $          8,862,715
Intersegment sales                           11,610                    167                      -                   11,777
Segment income (loss)                      (375,864)                74,665               (357,123)                (658,322)
Segment assets                            3,085,208                208,043              1,000,178                4,293,429
Depreciation and amortization               220,940                  2,438                 26,017                  249,395

                      2003

Sales to external customers      $        1,050,090     $          165,155     $                -     $          1,215,245
Intersegment sales                           75,814                      -                      -                   75,814
Segment loss                             (2,689,392)              (221,586)                     -               (2,910,978)
Segment assets                            1,946,221                223,613                      -                2,169,834
Depreciation and amortization               295,439                  5,081                      -                  300,520




                     Sales                       2004                   2003
                                          -------------------    -------------------

Total sales for reportable segments       $        8,874,492     $        1,291,059
Elimination of intersegment sales                    (11,777)               (75,814)
                                          -------------------    -------------------

Consolidated net sales                    $        8,862,715     $        1,215,245
                                          -------------------    -------------------

                  Total Assets                   2004                   2003
                                          -------------------    -------------------

Total assets for reportable segments      $        4,293,429     $        2,169,834
Adjustment for intersegment amounts                        -                      -
                                          -------------------    -------------------

Consolidated total assets                 $        4,293,429     $        2,169,834
                                          -------------------    -------------------


NOTE 14 - GEOGRAPHIC INFORMATION

All revenue-producing assets are located in the United States of America or China. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales and assets by geographic area are as follows:

                               Revenues                                          Revenue-producing assets
                          ------------------------------------------------------------------------------------------
                                 2004                   2003                   2004                    2003
                          -------------------    -------------------    -------------------    ---------------------
United States of America  $        8,850,775     $        1,206,510     $          454,610     $            577,603
China                                      -                      -                386,183                        -
Other                                 11,940                  8,735                      -                        -
                          -------------------    -------------------    -------------------    ---------------------
                          $        8,862,715     $        1,215,245     $          840,793     $            577,603
                          -------------------    -------------------    -------------------    ---------------------


NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

Notes Payable - On January 28, 2005 the Company issued an additional promissory note to the Equity Line Investor in the amount of $565,000, with a 9% premium of $50,850, in exchange for $503,500 of cash proceeds and $61,500 of loan costs. The loan costs will be amortized over the one year life of the note. The note bears interest at a rate of 7.5% per annum. Interest only payments are due for the first six months of the note, after which the Company will be required to pay $94,167 plus accrued interest, plus a portion of the premium each month until the note is paid in full.

Stock Options - On January 12, 2005 the Company granted options to purchase 6,000,000 and 2,000,000 shares of the Company's common stock to directors and employees of the Company, respectively. These options were five year options that vested immediately and had an exercise price of $0.027 per share. The exercise price of the options equaled the fair value of the common shares on the date of grant therefore the options had no intrinsic value. The Company estimated the fair value of the options at the grant date using the Black-Scholes option-pricing model. The following assumptions were used in the Black-Scholes model to determine the fair value of the options to purchase a share of common stock of $0.01: risk-free interest rate of 3.72 percent, dividend yield of 0 percent, volatility of 278 percent, and expected lives of
0.10 years.

During January 2005, directors and employees exercised options to purchase 8,000,000 shares of commons stock with a weighted average exercise price of $0.02 per share. These options were exercised for consideration consisting of $37,500 in cash, $69,000 in compensation, $59,000 in accrued wages and bonuses, and $18,500 in notes to shareholders.

In connection with the Cirtran Asia manufacturing agreement discussed in Note 9, the Company agreed to issue options to purchase 1,500,000 shares common stock to the Developers upon the sale, shipment and payment for 200,000 units of a fitness product. The Company met this level of sales during January 2005 and the options were issued at that time. The options are exercisable at $0.06 per share, vested on the grant date and expire one year after issuance. The Company estimated the fair value of the options at the grant date using the Black-Scholes option-pricing model. The following assumptions were used in the Black-Scholes model to determine the fair value of the options to purchase a share of common stock of $0.043: risk-free interest rate of 4.00 percent, dividend yield of 0 percent, volatility of 302 percent, and expected lives of
0.10 years. This resulted in $64,581 of expense which has been classified as cost of sales.

On January 5, 2005, 1,500,000 options to purchase shares of the Company's common stock, held by the Company's legal councel, were exercised for proceeds of $150.

Stockholders' Equity - On March 22, 2005, the Company issued 51,250,000 shares of the Company's restricted common stock for $2,050,000 of principal and accrued interest related to the related party note payable to Abacas. Because Abacas is a related party, no gain or loss on forgiveness of debt will be recognized.

On March 22, 2005, the Company issued 10,000,000 shares of the Company's restricted common stock for $400,000 of accrued rent and accrued interest owed to the former owner of the facilities leased by the Company. The entity that formerly owned the facilities is a related party through common ownership. Because the former landlord is a related party, no gain or loss on forgiveness of debt will be recognized.

On March 31, 2005, the Company purchased a 100% interest in PFE Properties LLC
(PFE). PFE was previously owned by an unrelated party. PFE owns the land and building in which the Company's manufacturing facilities and administrative offices are located. The liabilities of PFE on the date of acquisition include a mortgage note payable of $1,050,000, secured by the building. The Company acquired PFE by issuing 20,000,000 shares of the Company's restricted common stock with a fair value of $680,000 on the date of acquisition.