Form 10QSB
period 2005-03-31
CIRTRAN CORP
filed 2005-05-23
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005
OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ________ to ________.


                         Commission file number 0-26059

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)




         Nevada                                          68-0121636
----------------------------                ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No)
incorporation or organization)

         4125 South 6000 West
         West Valley City, Utah                                 84128
-------------------------------------------------            --------------
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

The number of shares outstanding of the registrant's common stock as of May 20, 2005: 572,368,569.


Transitional Small Business Disclosure Format (check one): Yes ______   NO  X
                                                                           --

Table of Contents


                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of March 31, 2005, (unaudited) and              3
         December 31, 2004

         Statements of Operations for the Three Months ended               4
         March 31, 2005, (unaudited) and 2004 (unaudited)

         Statements of Cash Flows for the Three Months ended               5
         March 31, 2005, (unaudited) and 2004 (unaudited)

         Notes to Condensed Consolidated Financial Statements              8
         (unaudited)

Item 2.  Management's Discussion and Analysis of or Plan of Operation     20

Item 3.  Evaluation of Controls and Procedures                            27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                28

Item 5.  Other Information                                                30

Item 6   Exhibits                                                         32

Signatures                                                                33

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements of CirTran Corporation and related notes thereto are filed as part of this Form 10-QSB:

                                                                            Page

 Condensed Consolidated Balance Sheets as of March 31, 2005,
        (unaudited) and December 31, 2004                                      3

 Condensed Consolidated Statements of Operations for the Three
        Months March 31, 2005, (unaudited)  and 2004                           5

 Condensed Consolidated Statements of Cash Flows for the Three
        Months March 31, 2005, (unaudited)  and 2004                           6

 Notes to Consolidated Financial Statements, (unaudited)                       8

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                             March 31,          December 31,
                                                                  2005                  2004
                                                         --------------        --------------

ASSETS
Current Assets
Cash and cash equivalents                                $     140,610         $      81,101
Trade accounts receivable, net of allowance for doubtful
accounts of $41,560 and $41,143, respectively                1,466,805             1,288,719
Inventory                                                    1,601,841             1,453,754
Other                                                          119,099               153,062
                                                         --------------        --------------
Total Current Assets                                         3,328,355             2,976,636

Property and Equipment, Net                                  2,869,622               840,793

Investment in Securities, at Cost                              300,000               300,000

Other Assets, Net                                               42,520                 8,000

Deposits                                                             -               100,000

Deferred Offering Costs                                         68,000                68,000
                                                         --------------        --------------


Total Assets                                             $   6,608,497         $   4,293,429
                                                         --------------        --------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                         $   1,014,566         $   1,104,392
Accrued liabilities                                          1,122,738             2,066,022
Current maturities of long-term notes payable                2,301,970             1,815,875
Notes payable to stockholders                                        -                18,586
Notes payable to related parties                                     -             1,530,587
                                                         --------------        --------------
Total Current Liabilities                                    4,439,274             6,535,462
                                                         --------------        --------------

Long-Term Notes Payable, Less Current Maturities             1,046,993                     -
                                                         --------------        --------------


Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, par value $0.001; authorized 750,000,000
        shares; issued and outstanding shares:
        567,868,569 at March 31, 2005 and
        474,118,569 net of 3,000,000 shares held
        in treasury at no cost at December 31, 2004            567,864               474,114
Additional paid-in capital                                  19,555,696            16,083,455
Accumulated deficit                                        (19,001,330)          (18,799,602)
                                                         --------------        --------------
Total Stockholders' Equity (Deficit)                         1,122,230            (2,242,033)
                                                         --------------        --------------
Total Liabilities and Stockholders' Equity (Deficit)     $   6,608,497         $   4,293,429
                                                         --------------        --------------



                 The accompanying notes are an integral part of
                          these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




For the Three Months Ended March 31,                   2005            2004
                                                ------------    ------------

Net Sales                                       $ 2,920,465     $   645,612
Cost of Sales                                    (1,949,773)       (433,759)
                                                ------------    ------------

Gross Profit                                        970,692         211,853
                                                ------------    ------------

Operating Expenses
Selling, general and administrative expenses        959,891         545,068
Non-cash employee compensation expense               69,000          33,750
                                                ------------    ------------
Total Operating Expenses                          1,028,891         578,818
                                                ------------    ------------

Loss From Operations                                (58,199)       (366,965)
                                                ------------    ------------

Other Income (Expense)
Interest                                           (143,770)       (156,562)
Other, net                                              241             (96)
Gain on forgiveness of debt                               -          79,036
                                                ------------    ------------
Total Other Expense, Net                           (143,529)        (77,622)
                                                ------------    ------------

Net Loss                                        $  (201,728)    $  (444,587)
                                                ------------    ------------

Basic and diluted loss per common share         $     (0.00)    $     (0.00)
                                                ------------    ------------
Basic and diluted weighted-average
common shares outstanding                       488,490,792     373,825,900
                                                ------------    ------------




                 The accompanying notes are an integral part of
                          these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



For the Three Months Ended March 31,                                                           2005                    2004
                                                                                --------------------    --------------------

Cash flows from operating activities
Net loss                                                                        $          (201,728)    $          (444,587)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                                73,660                  61,769
Amortization of loan premium to interest expense                                             11,057                       -
Provision for loss on trade receivables                                                         417                   2,305
Gain on forgiveness of debt                                                                       -                 (79,036)
Non-cash compensation expense                                                                69,000                  33,750
Loan costs and fees in lieu of interest on notes payable                                     61,500                  76,500
Options issued to attorneys and developers for services                                      21,526                  93,701
Changes in assets and liabilities:
Trade accounts receivable                                                                  (119,299)               (189,019)
Inventories                                                                                (148,087)               (235,725)
Prepaid expenses and other assets                                                            (1,836)                 (6,165)
Accounts payable                                                                           (108,800)                 36,245
Accrued liabilities                                                                         (43,111)                253,187
                                                                                --------------------    --------------------

Total adjustments                                                                          (183,973)                 47,512
                                                                                --------------------    --------------------

Net cash used in operating activities                                                      (385,701)               (397,075)
                                                                                --------------------    --------------------

Cash flows from investing activities
Cash acquired with PFE acquisition                                                           39,331                       -
Purchase of property and equipment                                                         (230,771)                (19,505)
                                                                                --------------------    --------------------

Net cash used in investing activities                                                      (191,440)                (19,505)
                                                                                --------------------    --------------------

Cash flows from financing activities
Change in checks written in excess of cash in bank                                                -                  (9,623)
Proceeds from notes payable to stockholders                                                   4,414                   5,748
Payments on notes payable to stockholders                                                         -                 (30,500)
Proceeds from notes payable, net of cash paid for offering costs                            503,500               1,363,500
Principal payments on notes payable                                                               -                (179,619)
Proceeds from notes payable to related parties                                               95,586                 451,223
Payment on notes payable to related parties                                                       -              (1,185,141)
Proceeds from exercise of options and warrants to purchase
common stock                                                                                 33,000                  35,000
Exercise of options issued to attorneys and consultants
for services                                                                                    150                     300
                                                                                --------------------    --------------------

Net cash provided by financing activities                                                   636,650                 450,888
                                                                                --------------------    --------------------

Net increase in cash and cash equivalents                                                    59,509                  34,308

Cash and cash equivalents at beginning of period                                             81,101                  54,135
                                                                                --------------------    --------------------

Cash and cash equivalents at end of period                                      $        140,610        $          88,443
                                                                                --------------------    --------------------



                 The accompanying notes are an integral part of
                          these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


For the Three Months Ended March 31,                                                           2005                    2004
                                                                                --------------------    --------------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                                        $                 -     $            67,292

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations                 $                 -     $           503,679
Acquisition of PFE Properties, LLC for stock and assumption
  of mortgage loan                                                              $         1,868,974     $                 -
Common stock issued for settlement of notes payable
  and accrued interest                                                          $         2,148,913     $            30,000
Common stock issuance in which proceeds were retained
  as payment of notes payable                                                   $                 -     $           650,000
Transfer of deposit to property and equipment                                   $           100,000     $                 -
Common stock issued for accrued rent and interest                               $           411,402     $                 -
Accrued interest converted to notes payable                                     $                 -     $             9,160
Stock options exercised for settlement of accrued interest
and accrued compensation                                                        $            59,000     $            40,000
Stock options exercised for settlement of notes payable
to stockholders                                                                 $            23,000     $                 -
Note issued for settlement of notes payable and accrued
interest                                                                        $                 -     $           323,842
Fees withheld from notes payable for Equity Line Agreement                      $                 -     $            26,000
Deferred offering costs withheld from notes payable proceeds                    $                 -     $            60,000



                 The accompanying notes are an integral part of
                          these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Principles of Consolidation -- On March 31, 2005, Cirtran Corporation acquired a 100% ownership interest in PFE Properties, LLC (see Note 3).

The condensed consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation and CirTran-Asia Inc. The accounts of PFE Properties, LLC have been included as of March 31, 2005. All significant intercompany transactions have been eliminated in consolidation.

Stock-Based Compensation -- At March 31, 2005, the Company had one stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for the plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. During the three months ended March 31, 2005 and 2004, the Company recognized compensation expense relating to stock options and warrants of $69,000 and $33,750, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

Three Months Ended March 31,                                                2005                    2004
                                                                    ----------------------   --------------------
Net loss, as reported                                               $            (201,728)   $          (444,587)
Add:  Stock-based  employee compensation expense
included in net loss                                                               69,000                 33,750
Deduct:  Total stock-based employee compensation
expense determined under fair value based
method for all awards                                                            (138,248)              (135,473)
                                                                    ----------------------   --------------------

Pro forma net loss                                                  $            (270,976)   $          (546,310)
                                                                    ----------------------   --------------------

Basic and diluted loss per common share as reported                 $               (0.00)   $             (0.00)
                                                                    ----------------------   --------------------

Basic and diluted loss per common share pro forma                   $               (0.00)   $             (0.00)
                                                                    ----------------------   --------------------

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Patents -- Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patents costs are amortized over the estimated useful life of the patent. During the three months ended March 31, 2005, the Company capitalized $35,799 in patent related legal costs. Amortization expense was $1,279 during the three months ended March 31, 2005.

The realization of patents and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or the group of assets. Fair value is determined based on expected discounted net future cash flows. The analysis necessarily involves significant management judgement to evaluate the capacity of an asset to perform within projections. As required, an evaluation of impairment was made on the patents as of March 31, 2005. No indicators of impairment were noted.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $201,728 and $658,322 for the three months ended March 31, 2005, and the year ended December 31, 2004, respectively. As of March 31, 2005, and December 31, 2004, the Company had an accumulated deficit of $19,001,330 and $18,799,602, respectively, and a total stockholders' equity (deficit) of $1,122,230 and $(2,242,033), respectively. The Company also had negative working capital of $1,110,919 and $3,558,826 as of March 31, 2005, and December 31, 2004, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $385,701 and $1,680,054 for the three months ended March 31, 2005, and the year ended December 31, 2004, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In addition, the Company is a defendant in numerous legal actions (see Note 6). These matters may have a material impact on the Company's financial position, although no assurance can be given regarding the effect of these matters in the future.

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

The Company's plans include working with vendors to convert trade payables into long-term notes payable and common stock, and to cure defaults with lenders through forbearance agreements that the Company will be able to service. As discussed in Note 8, the Company has entered into an equity line of credit agreement and a standby equity distribution agreement with a private investor. Realization of additional proceeds under the agreements is not assured.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3 - ACQUISITION OF PFE PROPERTIES, LLC

On March 31, 2005, the Company purchased a 100% interest in PFE Properties LLC
(PFE). PFE was previously owned by a relative of the President and CEO. PFE owns the land and building in which the Company's manufacturing facilities and administrative offices are located. The liabilities of PFE on the date of acquisition include a mortgage note payable of $1,050,000, secured by the building. The Company acquired PFE by issuing 20,000,000 shares of the Company's restricted common stock with a fair value of $800,000 on the date of acquisition and assuming the mortgage note payable of $1,050,000 and accounts payable of $18,974. The results of operations for PFE have been included for the day of March 31, 2005. The additional $800,000 for the purchase of PFE was allocated between the land and building value.

The balance sheet of PFE as of March 31, 2005 is presented as follows:

Current Assets                   $                   98,535

Property and Equipment                            1,770,439

                                 ---------------------------
  Total Assets Acquired                           1,868,974
                                 ---------------------------

Accounts Payable                                     18,974

Mortgage Note Payable                             1,050,000

                                 ---------------------------
  Total Liabilities Assumed                       1,068,974
                                 ---------------------------

  Net Assets Acquired            $                  800,000
                                 ===========================



The pro forma information is presented as if the Company had acquired PFE on January 1, 2004, as follows:

                                                                                                  For the Three
                                                             For the Year Ended                    Months Ended
                                                              December 31, 2004                  March 31, 2005
                                                     ---------------------------     ---------------------------
                                                                     (Pro Forma)                     (Pro Forma)

Net Sales                                            $                8,862,715      $                2,920,465

Net Loss                                             $                 (613,378)     $                 (189,714)

Basic and Diluted Loss per Common Share                                   (0.00)                          (0.00)

Basic and Diluted Weighted-Average
  Common Shares Oustanding                                          471,620,617                     490,490,792


NOTE 4 - INVESTMENT IN SECURITIES AT COST

On April 13, 2004, the Company entered into a stock purchase agreement with an unrelated party under which the Company purchased 400,000 shares of the investee's Series B Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $300,000 cash. This purchase was made at fair value. The Preferred Shares are convertible, at the Company's option, into an equivalent number of shares of investee common stock, subject to adjustment. The Preferred Shares are not redeemable by the investee. As a holder of the Preferred Shares, the Company has the right to vote the number of shares of investee common stock into which the Preferred Shares are convertible at the time of the vote. The investment represents less than a 5% interest in the investee. The investment does not have a readily determinable fair value and is stated at historical cost, less an allowance for impairment when circumstances indicate an investment

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

has been impaired. The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. No indicators of impairment were noted for the three months ended March 31, 2005.

Separate from the purchase of the Preferred Shares, the Company and the investee also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services handling most of the investee's manufacturing operations from material procurement to complete finished box-build of all of investee products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party. Sales under this agreement totaled $2,429 and $538,233 for the periods ended March 31, 2005, and December 31, 2004, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholder -- The Company had amounts due to stockholders from three separate notes. The balance due to stockholders at March 31, 2005 and December 31, 2004, was zero and $18,586, respectively. Notes were settled during the three months ended March 31, 2005 by the exercise of stock options for $23,000.

Notes Payable to Related Party -- During 2002, the Company entered into a verbal bridge loan agreement with Abacas Ventures, Inc. (Abacas). This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the three months ended March 31, 2005, and the year ended December 31, 2004, the Company was advanced $95,586 and $3,128,281, respectively, and made cash payments of zero and $3,025,149, respectively.

During the three months ended March 31, 2005, the Company issued 51,250,000 shares of the Company's restricted common stock for payment of $2,055,944 in principal and accrued interest on the note. Because Abacas is a related party, no gain or loss on forgiveness of debt was recognized.

The total principal amount owed to Abacas between the note payable and the bridge loan was zero and $1,530,587 as of March 31, 2005, and December 31, 2004, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was zero and $430,828 as of March 31, 2005, and December 31, 2004, respectively, and is included in accrued liabilities.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Settlement of Litigation -- During January 2002, the Company settled a lawsuit that had alleged a breach of facilities sublease agreement involving facilities located in Colorado. The Company's liability in this action was originally estimated to range up to $2.5 million. The Company had filed a counter suit in the same court for an amount exceeding $500,000 for missing equipment.

Effective January 18, 2002, the Company entered into a settlement agreement which required the Company to pay the plaintiff the sum of $250,000. Of this amount, $25,000 was paid upon execution of the settlement, and the balance, together with interest at 8% per annum, was payable by July 18, 2002. As security for payment of the balance, the Company executed and delivered to the plaintiff a Confession of Judgment and also issued 3,000,000 shares of common stock, which were held in escrow and were treated as treasury stock recorded at no cost. The fair value of the 3,000,000 shares was less than

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


the carrying amount of the note payable. Because 75 percent of the balance had not been paid by May 18, 2002, the Company was required to prepare and file with the Securities & Exchange Commission, at its own expense, a registration statement with respect to the escrowed shares.

As of March 31, 2005, the Company was in default of its obligations under the settlement agreement and the total payment due thereunder had not been made. A registration statement with respect to the escrowed shares was not filed and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. The plaintiff filed a Confession of Judgment and proceeded with execution thereon. The shares in escrow were released and issued as partial settlement of $92,969 on the note payable outstanding.

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

Litigation - During 2003 and 2004, an investment firm filed suits in the U.S. District Court for the District of Utah seeking finder's fees consisting of common stock valued at $1,750,000 for allegedly introducing the Company to the Equity Line Investor (See Note 8). The case was previously dismissed in a New York court. The Company estimates that the risk of loss is remote; therefore no accrual has been made.

Various vendors have notified the Company that they believe they have claims against the Company totaling $147,592. None of these vendors have filed lawsuits in relation to these claims. The Company has accrued the entire amount of these claims, and they are included in accounts payable.

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

Registration Rights - In connection with the conversion of certain debt to equity during 2000, the Company granted the holders of 5,281,050 shares of common stock the right to include 50% of the common stock of the holders in any registration of common stock of the Company, under the Securities Act for offer to sell to the public (subject to certain exceptions). The Company has also agreed to keep any filed registration statement effective for a period of 180 days at its own expense.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Additionally, in connection with the Company's entering into an Equity Line of Credit Agreement (described in Note 8), the Company granted to the equity line investor (the "Equity Line Investor") registration rights, in connection with which the Company is required to file a registration statement covering the resale of shares put to the Equity Line Investor under the equity line. The Company is also required to keep the registration statement effective until two years following the date of the last advance under the equity line.

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

Accrued Payroll Tax Liabilities -- In November 2004, the Internal Revenue Service (IRS) accepted the Company's Amended Offer in Compromise (Offer) to settle delinquent payroll taxes, interest and penalties. The acceptance of the Offer required the Company to pay $500,000 by February 3, 2005. The Company made the required payment on February 2, 2005. Additionally, the Offer requires the Company to remain current in its payment of taxes for 5 years, and may not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes in an amount equal to the taxes waived by the offer in compromise. The outstanding balance of delinquent payroll taxes, interest and penalties was $1,955,767 on the settlement date. The future cash payments specified by the Offer, including interest and principal, were less than the carrying amount of the payable; therefore the Company reduced the carrying amount of the liability to the total future cash payments of $500,000 and recorded a gain of $1,455,767 during the year ended December 31, 2004.

Further, the Utah State Tax Commission has entered into an agreement to allow the Company to pay the liability owing to the State of Utah in equal monthly installments of $4,000 over a two-year period running through December 2005. Through March 2005, the Company had made the required payments. The balance owed to the State of Utah as of March 31, 2005, and December 31, 2004, was $167,627 and $223,660, respectively, including penalties and interest.

Manufacturing Agreement -- On June 10, 2004, the Company entered into an exclusive manufacturing agreement with certain Developers. Under the terms of the agreement, the Company, through its wholly-owned subsidiary CirTran-Asia, has the exclusive right to manufacture the certain products developed by the Developers or any of their affiliates. The Developers will continue to provide marketing and consulting services related to the products under the agreement. Should the Developers terminate the agreement early, they must pay the Company $150,000. Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment.

In connection with this agreement the Company has agreed to issue options to purchase 1,500,000 shares common stock to the Developers upon the sale, shipment and payment for 200,000 units of a fitness product. In addition, the Company agreed to issue options to purchase 300,000 shares of common stock to the Developers for each multiple of 100,000 units of the fitness product sold in excess of the initial 200,000 units within twenty-four months of the agreement (June 2004). The options will be exercisable at $0.06 per share, vest on the grant date and expire one year after issuance. As of March 31, 2005, the Company

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


had sold, shipped and received payment for, 229,602 units of the fitness product. In January 2005, the Company issued 1,500,000 options under the terms of the agreement. See Note 9.

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

                                                           Options        Each Multiple of          Options for
                                   Initial             for Initial             Units above        Each Multiple
      Product                        Units              Units Sold           Initial Units             of Units
-------------------------- ----------------------- -------------------- ----------------------- ----------------
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


As of March 31, 2005, the Company had not sold, shipped and received payment for enough units to require the issuance of options related to the additional products under these agreements. Because the Developers must provide future services for the options to vest, the options are treated as unissued for accounting purposes. The cost of these options will be recognized when the options are earned.

NOTE 7 - NOTES PAYABLE

Notes Payable to Equity Line Investor -- As of December 31, 2004, the Company owed $1.7 million to Cornell Capital Partners, LP, pursuant to an unsecured promissory note. The note was repayable over 193 days and is past due as of March 31, 2005. The note states that if the Company does not repay the note when due, a default interest rate of 24% will apply to the unpaid balance. The Company recorded accrued interest of $105,074 on the note.

In January 2005, the Company entered into an additional promissory note with Cornell for $565,000. The Company received proceeds of $503,500, net of loan costs of $61,500. The terms of the note include a 9% premium or $50,850, resulting in a total note payable of $615,850. The premium will be amortized to interest expense over the life of the loan. The terms of the loan state that interest only payments will be made for the first six months. The Company will repay the principal, interest, and premium over the next six months. The loan is due January 2006. The Company amortized $11,057 of the premium as interest expense for the three months ended March 31, 2005. The note payable balance as of March 31, 2005, was $576,057, net of a premium of $39,793.

Mortgage Note Payable -- In conjuction with the acquisition of PFE, the Company assumed a mortgage note payable for $1,050,000. The note bears interest at 12.5%. Interest only payments are required through January 2006. Starting in February 2006, principal and interest payments will be required based on a

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


twenty-year amortization of the note. The entire balance of principal and unpaid interest will be due in December 2008.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock Issuances -- During the three months ended March 31, 2005, the Company issued 51,250,000 shares of the Company's restricted common stock for payment of principal and accrued interest on the note to Abacus. (See Note 4)

During the three months ended March 31, 2005, the Company issued 10,000,000 shares of the Company's restricted common stock for payment of accrued rent and accrued interest of $411,402. Because the rent was owed to a related party, no gain or loss on forgiveness of debt was recognized.

During the three months ended March 31, 2005, the Company issued 3,000,000 shares of the Company's restricted common stock as partial payment on a note payable for $92,969. (See Note 6)

On March 31, 2005, the Company acquired a 100% interest in PFE Properties, LLC for 20,000,000 shares of the Company's restricted common stock. (See Note 3)

Equity Line of Credit Agreement -On November 5, 2002, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with Cornell Capital Partners, LP, a private investor ("Cornell"). The Company subsequently terminated the Equity Line Agreement, and on April 8, 2003, the Company entered into an amended equity line agreement (the "Amended Equity Line Agreement") with Cornell. Under the Amended Equity Line Agreement, the Company has the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of the Company's common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice is tendered. Cornell is required under the Amended Equity Line Agreement to tender the funds requested by the Company within two trading days after the five-trading-day period used to determine the market price.

Standby Equity Distribution Agreement - The Company entered into a Standby Equity Distribution Agreement dated May 21, 2004, with Cornell. Under the Agreement, the Company has the right, at its sole discretion, to draw up to $20 million on the standby equity facility (the "SEDA Facility") and put to Cornell shares of its common stock in lieu of repayment of the draws. The number of shares to be issued in connection with each draw is determined by dividing the amount of the draw by the lowest volume-weighted average price of our common stock during the five consecutive trading days after the advance is sought. The maximum advance amount is $1,000,000 per advance, with a minimum of seven trading days between advances. Cornell will retain 5% of each advance as a fee under the Agreement. The term of the Agreement runs over a period of twenty-four months after a registration statement related to the Agreement is declared effective or until the full $20 million has been drawn, whichever comes first. As of May 20, 2005, the Company had made no draws against the SEDA Facility and issued no shares in connection with the SEDA Facility.

The Company intends to terminate the Equity Line of Credit Agreement and cease further draws or issuances of shares in connection with the Equity Line Agreement when it is able to draw against the SEDA Facility, which will be when

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


the SEC declares effective a registration statement registering resale by Cornell of shares issued under the SEDA Facility. The SEC has not yet declared the registration statement effective.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation - The Company accounts for stock options issued to directors, officers and employees under APB No. 25 and related interpretations. Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non-employees, including the developers mentioned in Note 6, at their fair value in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

Non-Employee Options - During the three months ended March 31, 2005, 1,500,000 previously issued options were exercised by counsel for the company for cash proceeds of $150.

Employee Options - During the three months ended March 31, 2005, the Company granted options to purchase 8,000,000 shares of common stock to directors and employees of the Company pursuant to the 2004 Plan. These options are five year options that vested on the date of grant. The related exercise prices were $0.027 per share. The exercise price equaled the fair value of the common shares at the time these options were granted; therefore, the options had no intrinsic value. Eight million options were exercised during the three months ended
March 31, 2005, for $33,000 of cash, $69,000 of compensation, $59,000 of accrued compensation, and $23,000 as payment on a shareholder note payable. The $69,000 of compensation was recorded in conjunction with the cashless exercise of 3,000,000 of the options.

Developer Options - During the three months ended March 31, 2005, the Company granted options to purchase 1,500,000 shares of common stock to developers as described in Note 6 at exercise prices of $0.06 per share. The options were all five-year options and vested on the dates granted. Two of the developers were employees and together were issued 1,000,000 of the options. The exercise price equaled the fair value of the common shares at the time these options were granted therefore the options had no intrinsic value. The fair value of these options of $42,052 was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during the three months ended March 31, 2005.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The remaining 500,000 developer options were issued to a non-employee under the terms described above. Because the developer was a non-employee, cost of goods sold of $21,526 was recorded for the fair value of options issued during the three months ended March 31, 2005. These options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during the three months ended March 31, 2005.

A total of 12,249,500 employee options and 2,000,500 non-employee options were outstanding as of March 31, 2005.

A summary of the stock option activity for the three months ended March 31, 2005, is as follows:

                                     Shares               Weighted Average
                                                          Exercise Price
                                   -----------------   --------------------
Outstanding at December 31, 2004         14,250,500                 $ 0.02
Granted                                   9,500,000                 $ 0.03
Exercised                                (9,500,000)                $ 0.02
Cancelled                                         -                      -
                                   -----------------
Outstanding at March 31, 2005            14,250,500                 $ 0.03
                                   =================

Exercisable at March 31, 2005            14,250,500                 $ 0.03
                                   =================


The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2005:

                                              2004
                                         ----------------
Expected dividend yield                             -
Risk free interest rate                         3.76%
Expected volatility                              282%
Expected life                            $       0.16
Weighted average fair value per share    $       0.02


NOTE 10 -SEGMENT INFORMATION

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

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                         Electronics             Ethernet               Contract
                                           Assembly             Technology            Manufacturing               Total
                                      -------------------   --------------------   --------------------    ---------------------

             March 31, 2005

Sales to external customers           $          773,013    $            22,608    $         2,124,844     $          2,920,465
Intersegment sales                                     -                      -                      -                        -
Segment income (loss)                           (372,197)               (66,739)               237,208                 (201,728)
Segment assets                                 4,591,074                216,838              1,800,585                6,608,497
Depreciation and amortization                     50,399                    594                 22,667                   73,660

             March 31, 2004

Sales to external customers           $          621,614    $            23,998    $                 -     $            645,612
Intersegment sales                                 8,721                      -                      -                    8,721
Segment loss                                    (383,517)               (61,070)                     -                 (444,587)
Segment assets                                 2,394,885                229,597                      -                2,624,482
Depreciation and amortization                     60,845                    924                      -                   61,769


                                                                                    March 31,
                                                                -------------------------------------------
                  Sales                                                2005                   2004
                                                                --------------------   --------------------

Total sales for reportable segments                             $         2,920,465    $           654,333
Elimination of intersegment sales                                                 -                 (8,721)
                                                                --------------------   --------------------

Consolidated net sales                                          $         2,920,465    $           645,612
                                                                --------------------   --------------------

                                                                                     March 31,
                                                                -------------------------------------------
              Total Assets                                             2005                   2004
                                                                --------------------   --------------------

Total assets for reportable segments                            $         6,608,497    $         2,624,482
Adjustment for intersegment amounts                                               -                      -
                                                                --------------------   --------------------

Consolidated total assets                                       $         6,608,497    $         2,624,482
                                                                --------------------   --------------------



NOTE 11 - SUBSEQUENT EVENTS

Stock Options - On April 11, 2005 the Company granted options to purchase 3,000,000 and 2,000,000 shares of the Company's common stock to directors and employees of the Company, respectively. These options were five-year options that vested immediately and had an exercise price of $0.027 per share. The exercise price of the options equaled the fair value of the common shares on the date of grant therefore the options had no intrinsic value. The Company estimated the fair value of the options at the grant date using the Black-Scholes option-pricing model. The following assumptions were used in the Black-Scholes model to determine the fair value of the options to purchase a share of common stock of $0.01: risk-free interest rate of 4.13%, dividend yield of 0 percent, volatility of 271%, and expected lives of 0.10 years.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


During April 2005, directors exercised options to purchase 3,000,000 shares of commons stock with a weighted average exercise price of $0.03 per share. These options were exercised for consideration consisting of $81,000 of accrued compensation.

On April 11, 2005, the Company granted options to purchase 1,500,000 shares of common stock to counsel for the Company with an exercise price of $0.0001 per share. The options were five year options and vested on the date granted. Legal expense of $40,351 was recorded for the fair value of options issued. These options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.13%, dividend yield of 0.0%, volatility of 271%, and expected average life of .10 years. These options were exercised in April 2005 for proceeds of $150.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion should be read in conjunction with Managements' Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

During 2004, we established a new division, CirTran-Asia, Inc, which has contributed to a large portion of the increase in revenue for the year ended December 31, 2004, and the three months ended March 31, 2005. This new division, is our Asian-based, wholly owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing.

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

We have been preparing since 2003 for this strategic move into the Asian market. Management anticipates that this new division will elevate CirTran to an international contract manufacturer status for multiple products in a wide variety of industries, and will, in short order, allow us to target large-scale contracts. We anticipate that our new clients will be leading manufacturing and marketing firms in the retail and direct consumer markets.

Information relating to recent developments in our increasing line of fitness products is as follows:

On June 7, 2004, we announced that CirTran-Asia had received an initial purchase order on May 26, 2004, relating to the manufacture of 80,000 abdominal fitness machines. This order was the first order placed with CirTran-Asia under the exclusive manufacturing agreement. Subsequently, on June 14, 2004, we received another order for 80,000 units of the abdominal fitness machines, which was announced on June 16, 2004, through a separate press release. Since these announcements, CirTran-Asia has manufactured, shipped, and received payments of approximately $5,546,000. On August 13, 2004, we also announced that on August 11, 2004 we had received new orders for Wal-Mart. The company shipped to

Wal-Mart the complete order of abdominal fitness machines and received payments of approximately $400,000 to date. The units were distributed to Wal-Mart stores throughout Canada.

On August 11, 2004, we announced that CirTran-Asia received a purchase order on August 10, 2004 relating to the manufacture of a household cooking appliance for hot dogs and sausages. Since these announcements, CirTran-Asia has manufactured, and shipped units, and received payments of approximately $437,000.

On September 9, 2004, we announced that on September 6, 2004, CirTran-Asia had been awarded the rights to manufacture a new abdominal fitness machine under the exclusive manufacturing agreement. This new product is another type of abdominal fitness machine. We are still awaiting production orders to begin manufacturing and shipping.

On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been was awarded the rights to manufacture another type of an abdominal fitness machine under the exclusive manufacturing agreement. Since this announcement, CirTran-Asia has manufactured, and shipped units, and received payments of approximately $720,000.

On September 14, 2004, we announced that on September 7, 2004, we had begun manufacturing another type of abdominal fitness machine under the exclusive manufacturing agreement. Since this announcement, CirTran-Asia has manufactured, and shipped units, and received payments of approximately $390,000.

On September 30, 2004, we announced that on September 23, 2004, CirTran-Asia had been awarded the rights to manufacture a pilates fitness machine under the exclusive manufacturing agreement. Since this announcement, CirTran-Asia has manufactured, and shipped units, and received payments of approximately $85,000.

Information relating to recent developments in new products under development along with procuring new products for development is as follows:

On January 19, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with a company relating to the manufacture of a hair product in California. Since these announcements, CirTran-Asia has manufactured and shipped approximately $1,274,000 worth of units.

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

On April 28, 2005, CirTran-Asia announced that it has been awarded a $30 million contract to be the exclusive manufacturer of a new fitness machine for the sold-on-TV direct response industry. Since then, we have received orders totaling approximately $700,000 and expect to complete the shipment before the end of June 2005.

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

Results of Operations - Comparison of Periods Ended March 31, 2005 and 2004

         Sales and Cost of Sales

Net sales increased to $2,920,465 for the three-month period ended March 31, 2005, as compared to $645,612 during the same period in 2004, for an increase of 352.4%. The first quarter sales increase can be attributed to several factors, including the strengthening of the overall market economy. Industry-wide, we are seeing more OEMs release larger order commitments with extended time tables. The second factor directly related to CirTran is our marketing approach. Most contract manufacturers approach customers on a job-by-job basis. CirTran approaches customers on a partner basis. We have developed a program where we can be more effective when we control the material procurement, purchasing, and final assembly, providing the customer a final quality product delivered on time and at a lower market cost. Between these new approaches, sales have resulted in an increase of approximately $150,000 during the three months ended March 31, 2005. The biggest factor contributing to the increase of net sales during the first quarter was the new division, CirTran-Asia, which has contributed $2,124,853 of the increase in revenue. CirTran-Asia, yhe Asian-based wholly owned subsidiary of CirTran Corporation, provides a myriad of manufacturing services to the direct response and retail consumer markets. Our vast experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing. Cost of sales increased by 349.5%, from $433,759 during the three-month period ended March 31, 2004, to $1,949,773 during the same period in 2005. The increase in cost of sales is due to the increase in revenue. Our gross profit margin for the three-month period ended March 31, 2005, was 33.2%, up from 32.8% for the same period in 2004. The increase insignificant.

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at March 31, 2005, was $1,601,841, as compared to $1,453,754 at December 31, 2004. The increase in inventory is required to facilitate the continuing increase in turnkey sales.

         Selling, General and Administrative Expenses

During the quarter ended March 31, 2005, selling, general and administrative expenses were $959,891 versus $545,068 for the same period in 2004, a 76.1% increase. The increase was due to expenses related to the CirTran-Asia division, along with our efforts to aggressively market our products. Selling, general and administrative expenses as a percentage of sales as of March 31, 2005 were 32.9% as compared to 84.4% during the same period in 2004. This decrease is due in part to an increase in sales and better control of expenses.

         Interest Expense

Interest expense for quarter ended March 31, 2005, was $143,770 as compared to $156,562 for the same period in 2004, a decrease of 8.2%. The decrease is primarily due to the reduction of various notes payable.

As a result of the above factors, our overall net loss decreased 60.0% to $201,728 for the quarter ended March 31, 2005, as compared to $444,587 for the quarter ended March 31, 2004. This decrease was in part attributed to a substantial increase in sales and better cost controls.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $19,001,330 at March 31, 2005, and $18,799,602 at December 31, 2004. Our net loss for the quarter ending March 31, 2005, was $201,728, compared to $444,587 for the quarter ended March 31, 2004. Our current liabilities exceeded our current assets by $1,110,919 as of March 31, 2005, and $3,558,826 as of December 31, 2004. The decrease was mostly attributable to settlements of notes payable, decreasing account payables, and an increase in accounts receivable and inventory. For the three months ended March 31, 2005 and 2004, we had negative cash flows from operations of $385,701 and $397,075 respectively. For the three months ended March 31, 2005, we have a slightly improved the cash flow by $11,374, as compared to the three months ended March 31, 2004.

         Cash

We had cash on hand of $140,610 at March 31, 2005, and $81,101 at December 31, 2004.

Net cash used in operating activities was $385,701 for the three months ended March 31, 2005. Cash received from customers of $2,742,379 was not sufficient to offset cash paid to vendors, suppliers, and employees of $3,128,080. The non-cash charges were for depreciation and amortization of $73,660 and loan costs and interest paid from loan proceeds of $61,500. Because the Company has negative cash flows from operations, it must rely on sources of cash other than customers to support its operations. It is anticipated that various methods of equity financing will be required to support operations until cash flows from operations are positive.

Net cash used in investing activities during the three months ended March 31, 2005, consisted of equipment purchases of $230,771 and cash acquired with PFE acquisition in the amount of $39,331.

Net cash provided by financing activities was $636,650 during the three months ended March 31, 2005. Principal sources of cash were proceeds of $95,586 from notes payable to related parties, proceeds from notes payable of $503,500, and proceeds from the exercise of options to purchase common stock of $33,000.

         Accounts Receivable

At March 31, 2005, we had receivables of $1,466,805, net of a reserve for doubtful accounts of $41,560, as compared to $1,288,719 at December 31, 2004, net of a reserve of $41,143. This increase was primarily attributed to sales having substantially increased in the last month of the first quarter as compared to the last two months in 2004. The Company has implemented an aggressive process to collect past due accounts over the past several years. As such, the receivables that were past due for a period of greater than 45 days as of March 31, 2005, were less than 5% of total receivables. Individual accounts are continually monitored for collectibilty. As part of monitoring individual customer accounts, the Company evaluates the adequacy of its allowance for doubtful accounts. Since the implementation of the new collection process, very few accounts have been deemed uncollectible. In addition, the majority of the increase in accounts receivable as of March 31, 2005, related to sales that occurred in the last month of the quarter. Therefore they were not deemed uncollectible.

         Accounts Payable

Accounts payable were $1,014,566 at March 31, 2005, as compared to $1,104,392 at December 31, 2004. This decrease is primarily attributed an improvement in cash flow..

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $19,001,330 and a total stockholders' equity of $1,122,230 at March 31, 2005. As of March 31, 2005, our monthly operating costs and interest expenses averaged approximately $368,000 per month.

Significant amounts of additional cash will be needed to reduce our debt and fund our losses until such time as we are able to become profitable. At March 31, 2005, we were in default of notes payable whose principal amount was approximately $23,000. In addition, the principal amount of notes that either matured in 2004 or are payable on demand was approximately $2,276,000.

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

During the year ended December 31, 2004, Cornell loaned us an additional $3,200,000 pursuant to four additional unsecured promissory notes, $1,700,000 of which remained outstanding at December 31, 2004. The loans were made and the notes were issued in January through June 2004, bringing the total aggregate loans from Cornell to $5,030,000. As before, in lieu of interest, we paid fees to the lender, ranging from 4% to 5%, of the amount of the loan. The fees were negotiated in each instance and agreed upon by us and by the lender and its affiliate. The notes were repayable over periods of 88 days and 193 days. Each of the notes stated that if we did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance.

As noted above, we received proceeds of $5,030,000 from notes payable to Cornell. We used the proceeds from these notes to fund operating losses of approximately $2,938,000, pay down accounts payable, notes payable and other settlements of approximately $1,401,000, purchase equipment and tooling in the amount of $391,000, and to invest in Broadata in the amount of $300,000. During January 2005, the Company received proceeds of $565,000 from an additional note payable to Cornell to fund the settlement with the Internal Revenue Service. The Company issued a note to repay by January 28, 2006.

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

Pursuant to the Equity Line Agreement, in connection with each draw, we agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the year ended December 31, 2004 were $128,000. Of these payments, $86,000 was offset against additional paid-in capital as shares were issued under the Equity Line Agreement and $68,000 was recorded as deferred offering costs for total deferred offering costs of $68,000 at December 31, 2004. These deferred offering costs will be offset against additional paid-in capital as shares are issued under the Equity Line Agreement subsequent to March 31, 2005.

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

Item 3.  Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, who is also our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

As of March 31, 2005, the Company had accrued liabilities in the amount of $211,660 for delinquent payroll taxes, including interest and penalties due to the State of Utah. In November 2003, the Company entered into an agreement with the Utah State Tax Commission to allow the Company to pay the liability owing to the State of Utah in equal monthly installments over a two year period. Under the agreement, the Company would make monthly payments of $4,000 per month through November 2005. As of May 20, 2005, the Company was current in its payments to the State of Utah.

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

As of April 8, 2005, the Company was in default of its obligations under the settlement agreement with Sunborne, i.e., the total payment due thereunder had not been made, a registration statement with respect to the escrowed shares was not filed, and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. Accordingly, Sunborne has filed the Confession of Judgment and proceeded with execution thereon. Additionally, Sunborne sold the 3,000,000 shares. The Company is continuing to negotiate with Sunborne in an attempt to settle the remaining obligation.

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

CirTran Asia v. Mindstorm Civil No. 050902290, Third Judicial District Court, Salt Lake County, State of Utah. CirTran Asia brought suit against Mindstorm Technologies, LLC, for nonpayment for goods provided. On April 22, 2005, the defendant filed its answer and counterclaim. CirTran Asia is reviewing the counterclaim and intends to vigorously pursue this action.

CirTran Asia, et al. v. International Edge, et al., Civil No. 2:05 CV 413BSJ, U.S. District Court, District of Utah. On May 11, 2005, CirTran Asia, UKING System Industry Co., Ltd., and Charles Ho filed suit against International Edge, Inc., Michael Casey Enterprises, Inc., Michael Casey, David Hayek, and HIPMG, Inc., for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, and fraud in relation to the manufacture of the Ab King Pro. CirTran Asia intends to vigorously pursue this action.

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

The total principal amount owed to Abacas between the note payable and the bridge loan was $1,530,587 and $163,742 as of December 31, 2004 and 2003, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was $430,828 and $230,484 as of December 31, 2004 and 2003, respectively, and is included in accrued liabilities. In March 2005, the shareholders of Abacas agreed to cancel $2,050,000 of principal and accrued interest in return for the Company's issuing 51,250,000 shares of our restricted common stock to certain shareholders of Abacas. No registration rights were granted.

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

Purchase of Interests in Landlord

On March 31, 2005, the Company entered into a Membership Acquisition Agreement (the "Acquisition Agreement") with Rajayee Sayegh (the "Seller") for the purchase of one hundred percent (100%) of the membership interests in PFE Properties LLC, a Utah limited liability company ("PFE"). Under the Acquisition Agreement, the Company agreed to issue twenty million (20,000,000) shares of its restricted common stock, with a fair value of $800,000 on the date of issuance. No registration rights were granted. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder.

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


                                            CIRTRAN CORPORATION

Date:   May 20, 2005                By: /s/ Iehab J. Hawatmeh
                                        ---------------------------------------
                                        Iehab J. Hawatmeh
                                        President and Chief Financial Officer