Form 10QSB
period 2005-06-30
CIRTRAN CORP
filed 2005-08-12
CIK 813716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005
OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ________ to ________.


                         Commission file number 0-26059

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)




         Nevada                                       68-0121636
----------------------------             ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No)
incorporation or organization)

         4125 South 6000 West
         West Valley City, Utah                                     84128
-------------------------------------------------              --------------
(Address of Principal Executive Offices)                          (Zip Code)


(801) 963-5112 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                          -----   ------

The number of shares outstanding of the registrant's common stock as of August 10, 2005: 575,868,569.


Transitional Small Business Disclosure Format (check one): Yes ______   NO  X
                                                                           --

Table of Contents


                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of June 30, 2005, (unaudited) and                3
         December 31, 2004

         Statements of Operations for the Six Months ended                  4
         June 30, 2005, (unaudited) and 2004 (unaudited)

         Statements of Cash Flows for the Six Months ended                  5
         June 30, 2005, (unaudited) and 2004 (unaudited)

         Notes to Condensed Consolidated Financial Statements               7
         (unaudited)

Item 2.  Management's Discussion and Analysis of or Plan of Operation      20

Item 3.  Evaluation of Controls and Procedures                             29

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 30

Item 5.  Other Information                                                 32

Item 6   Exhibits                                                          34

Signatures                                                                 36

                   CIRTRAN CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BANANCE SHEETS



                                                                                   June 30,         December 31,
                                                                                       2005                 2004
                                                                          ------------------   ------------------

ASSETS
Current Assets
Cash and cash equivalents                                                 $         679,905    $          81,101
Trade accounts receivable, net of allowance for doubtful
accounts of $41,117 and $41,143, respectively                                     3,580,835            1,288,719
Other receivables                                                                    38,275                    -
Inventory                                                                         1,550,450            1,453,754
Other                                                                               181,237              153,062
                                                                          ------------------   ------------------
Total Current Assets                                                              6,030,702            2,976,636
                                                                          ------------------   ------------------

Property and Equipment, Net                                                       2,790,048              840,793

Investment in Securities at Cost                                                    300,000              300,000

Other Assets, Net                                                                    52,091                8,000

Deposits                                                                            100,000              100,000
Loan Fees,                                                                          240,315                    -
Deferred Offering Costs                                                                   -               68,000
                                                                          ------------------   ------------------


Total Assets                                                              $       9,513,156    $       4,293,429
                                                                          ------------------   ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                                          $       1,534,049    $       1,104,392
Accrued liabilities                                                               1,429,970            2,066,022
Current maturities of long-term notes payable                                     3,129,535            1,815,875
Notes payable to stockholders                                                             -               18,586
Notes payable to related parties                                                          -            1,530,587
                                                                          ------------------   ------------------
Total Current Liabilities                                                         6,093,554            6,535,462
                                                                          ------------------   ------------------

Long-Term Notes Payable, Less Current Maturities                                  1,268,466                    -
                                                                          ------------------   ------------------


Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 572,368,569 at June 30, 2005
and 474,118,569 net of 3,000,000 shares held in treasury at
no cost at December 31, 2004                                                        572,364              474,114
Additional paid-in capital                                                       20,113,873           16,083,455
Accumulated deficit                                                             (18,535,101)         (18,799,602)
                                                                          ------------------   ------------------
Total Stockholders' Equity (Deficit)                                              2,151,136           (2,242,033)
                                                                          ------------------   ------------------
Total Liabilities and Stockholders' Equity (Deficit)                      $       9,513,156    $       4,293,429
                                                                          ------------------   ------------------

   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               For the Three Months Ended      For the Six Months Ended
                                                       June 30,                        June 30,
                                              ------------------------------  ----------------------------
                                                       2005            2004           2005           2004
                                              -------------- ---------------  -------------  -------------

Net Sales                                     $   4,309,184  $    1,924,242   $  7,229,649   $  2,603,604
Cost of Sales                                    (2,392,498)     (1,562,788)    (4,342,271)    (1,996,547)
                                              -------------- ---------------  -------------  -------------

Gross Profit                                      1,916,686         361,454      2,887,378        607,057
                                              -------------- ---------------  -------------  -------------

Operating Expenses
Selling, general and administrative expenses      1,569,251         650,759      2,529,142      1,364,576
Non-cash employee compensation expense                    -          45,000         69,000         78,750
                                              -------------- ---------------  -------------  -------------
Total Operating Expenses                          1,569,251         695,759      2,598,142      1,443,326
                                              -------------- ---------------  -------------  -------------

Gain (Loss) From Operations                         347,435        (334,305)       289,236       (836,269)
                                              -------------- ---------------  -------------  -------------

Other Income (Expense)
Interest                                           (119,028)       (233,031)      (262,798)      (314,593)
Other, net                                              (96)            (61)           145           (157)
Gain on forgiveness of debt                         237,918         205,433        237,918        205,433
                                              -------------- ---------------  -------------  -------------
Total Other Income (Expense), Net                   118,794         (27,659)       (24,735)      (109,317)
                                              -------------- ---------------  -------------  -------------

Net Income (Loss)                             $     466,229  $     (361,964)  $    264,501   $   (945,586)
                                              -------------- ---------------  -------------  -------------

Basic income (loss) per common share          $           -  $            -   $          -   $          -
                                              -------------- ---------------  -------------  -------------
Diluted income (loss) per common share        $           -  $            -   $          -   $          -
                                              -------------- ---------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Six Months Ended June 30,                                                             2005                    2004
                                                                               --------------------    --------------------

Cash flows from operating activities
Net income (loss)                                                              $           264,501     $        (1,034,586)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                                              161,657                 116,228
Loss on disposal of equipment                                                                    -                   2,305
Provision for doubtful accounts                                                                (26)                      -
Gain on forgiveness of debt                                                               (237,918)               (205,433)
Settlement expense                                                                               -                  60,000
Loan costs and interest paid from loan proceeds                                             67,168                 145,000
Amortization of beneficial conversion feature                                               16,271                       -
Deferred offering costs expensed                                                            68,000
Amortization of loan premium and loan costs                                                 61,300
Options exercised in lieu of board compensation                                             69,000                  78,750
Intrinsic value of options issued to employees                                                   -                  89,000
Options issued to attorneys and consultants for services                                    61,877                 143,601
Changes in assets and liabilities:
Trade accounts receivable                                                               (2,232,886)               (949,072)
Other receivables                                                                          (38,275)
Inventories                                                                                (96,696)               (342,586)
Prepaid expenses and other assets                                                          (76,103)                (17,100)
Accounts payable                                                                           485,827                 355,456
Accrued liabilities                                                                        457,045                 427,143
                                                                               --------------------    --------------------

Total adjustments                                                                       (1,233,759)                (96,708)
                                                                               --------------------    --------------------

Net cash used in operating activities                                                     (969,258)             (1,131,294)
                                                                               --------------------    --------------------

Cash flows from investing activities
Purchase of investment                                                                           -                (300,000)
Cash acquired with PFE acquisition                                                          39,331                       -
Net change in deposits                                                                    (100,000)                      -
Purchase of property and equipment                                                        (236,636)               (245,128)
                                                                               --------------------    --------------------

Net cash used in investing activities                                                     (297,305)               (545,128)
                                                                               --------------------    --------------------

Cash flows from financing activities
Change in checks written in excess of cash in bank                                               -                  (9,623)
Proceeds from notes payable to stockholders                                                  4,414                       -
Payments on notes payable to stockholders                                                        -                 (31,752)
Proceeds from notes payable, net of cash paid for offering costs                         1,732,067               2,927,000
Principal payments on notes payable                                                              -                (290,500)
Proceeds from notes payable to related parties                                              95,586               1,895,233
Payment on notes payable to related parties                                                      -              (2,913,432)
Proceeds from exercise of options and warrants to purchase
common stock                                                                                33,000                  80,000
Exercise of options issued to attorneys and consultants
for services                                                                                   300                     450
                                                                               --------------------    --------------------

Net cash provided by financing activities                                                1,865,367               1,657,376
                                                                               --------------------    --------------------

Net increase in cash and cash equivalents                                                  598,804                 (19,046)

Cash and cash equivalents at beginning of period                                            81,101                  54,135
                                                                               --------------------    --------------------

Cash and cash equivalents at end of year period                                $          679,905      $            35,089
                                                                               --------------------    --------------------

   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONTINUED)


For the Six Months Ended June 30,                                                             2005                    2004
                                                                               --------------------    --------------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                                       $            49,434     $            59,263

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations                $                 -     $           711,894
Acquisition of PFE Properties, LLC for stock and assumption                    $         1,868,974     $                 -
Common stock issued for settlement of note payable
  and accrued interest                                                         $         2,148,913     $            30,000
Common stock issuance in which proceeds were retained
  as payment of notes payable                                                  $                 -     $         1,450,000
Deposit applied to purchase of property and equipment                          $           100,000     $                 -
Common stock issued for accrued rent and interest                              $           411,402
Accrued interest converted to notes payable                                    $                 -     $             9,160
Stock options exercised for settlement of accrued interest
and accrued compensation                                                       $           140,000     $            61,000
Stock options exercised for settlement of notes
  payable to stockholders                                                      $            23,000     $                 -
Loan fees incurred as part of convertible debenture                            $           250,765     $                 -
Beneficial conversion feature on convertible debenture                         $           441,176     $                 -
Convertible debenture proceeds used to settle
  notes payable outstanding                                                    $         2,265,000     $                 -
Note issued for settlement of notes payable and accrued
interest                                                                       $                 -     $           551,819
Fees withheld from notes payable for Equity Line Agreement                     $                 -     $            58,000
Deferred offering costs withheld from notes payable proceeds                   $                 -     $           128,000


   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Principles of Consolidation -- On March 31, 2005, Cirtran Corporation acquired a 100% ownership interest in PFE Properties, LLC (see Note 4).

The condensed consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation and CirTran-Asia Inc. The accounts of PFE Properties, LLC have been included as of June 30, 2005. All significant intercompany transactions have been eliminated in consolidation.

Stock-Based Compensation -- At June 30, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for the plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. During the six months ended June 30, 2005 and 2004, the Company recognized compensation expense relating to stock options and warrants of $69,000 and $78,750, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                                     -----------------------------    ----------------------------
                                                                        2005              2004            2005            2004
                                                                     -------------   -------------    -----------   --------------
Net income (loss) as reported                                        $    466,229    $   (361,964)    $  264,501    $    (945,586)
Add:  Stock-based  employee compensation expense
included in net income (loss)                                                   -          45,000         69,000           78,750
Deduct:  Total stock-based employee compensation
benefit (expense) determined under fair value based
method for all awards                                                     (85,358)       (168,993)      (223,606)        (304,466)
                                                                     -------------   -------------    -----------   --------------

Pro forma net income (loss)                                          $    380,871    $   (485,957)    $  109,895    $  (1,171,302)
                                                                     -------------   -------------    -----------   --------------

Basic and diluted income (loss) per share
As reported - basic                                                  $          -    $          -     $        -    $           -
As reported - diluted                                                $          -    $          -     $        -    $           -
Proforma - basic                                                     $          -    $          -     $        -    $           -
Proforma - diluted                                                   $          -    $          -     $        -    $           -




Patents -- Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patents costs are amortized over the estimated useful life of the patent. During the six months ended June 30, 2005, the Company capitalized $35,799 in patent related legal costs. Amortization expense was $3,837 during the six months ended June 30, 2005.

The realization of patents and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or the group of assets. Fair value is determined based on expected discounted net future cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an asset to perform within projections. As required, an evaluation of impairment was made on the patents as of June 30, 2005. No indicators of impairment were noted.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had net income of $264,501 for the six months ended June 30, 2005, compared to a net loss of $658,322 for the year ended December 31, 2004. As of June 30, 2005, and December 31, 2004, the Company had an accumulated deficit of $18,535,101 and $18,799,602, respectively, and a total stockholders' equity (deficit) of $2,151,136 and $(2,242,033), respectively. The Company also had negative working capital of $62,852 and $3,558,826 as of June 30, 2005, and December 31, 2004, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $969,258 and $1,680,054 for the six months ended June 30, 2005, and the year ended December 31, 2004, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In addition, the Company is a defendant in numerous legal actions (see Note 7). These matters may have a material impact on the Company's financial position, although no assurance can be given regarding the effect of these matters in the future.

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

As discussed in Note 10, the Company had entered into an equity line of credit agreement and a standby equity distribution agreement with a private investor. With the sale by the Company of the Convertible Debenture in May 2005, this and all other agreements relating to the equity line and the standby equity distribution agreement were terminated. (See Note 9.)

NOTE 3 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income (loss) per share:

                                                      Three Months Ended June 30,         Six Months Ended June 30,
                                                      -----------------------------     ------------------------------
                                                         2005                2004               2005           2004
                                                      -------------   -------------     -------------  ---------------
Basic and diluted net income (loss) available
  to common shareholders                              $    466,229    $   (361,964)     $    264,501   $     (945,586)
                                                      -------------   -------------     -------------  ---------------

Basic weighted-average common
  shares outstanding                                   571,168,569     402,089,809       530,039,841      387,597,854

Effect of convertible debenture                        113,636,364               -       113,636,364                -

Effect of dilutive stock options                         5,440,061               -         5,368,034                -
                                                      -------------   -------------     -------------  ---------------

Diluted weighted-average common
  shares outstanding                                   690,244,994     402,089,809       649,044,239      387,597,854
                                                      -------------   -------------     -------------  ---------------

Basic income (loss) per common share                  $          -    $          -      $          -   $            -
                                                      -------------   -------------     -------------  ---------------

Diluted income (loss) per common share                $          -    $          -      $          -   $            -
                                                      -------------   -------------     -------------  ---------------



NOTE 4 - ACQUISITION OF PFE PROPERTIES, LLC

On March 31, 2005, the Company purchased a 100% interest in PFE Properties LLC
(PFE). PFE was previously owned by a relative of the President and CEO. PFE owns the land and building in which the Company's manufacturing facilities and administrative offices are located. The liabilities of PFE on the date of acquisition include a mortgage note payable of $1,050,000, secured by the building. The Company acquired PFE by issuing 20,000,000 shares of the Company's restricted common stock with a fair value of $800,000 on the date of acquisition and assuming the mortgage note payable of $1,050,000 and accounts payable of $18,974. The results of operations for PFE have been included beginning March 31, 2005. The additional $800,000 for the purchase of PFE was allocated between the land and building value.

The balance sheet of PFE as of March 31, 2005 is presented as follows:

                                             2003                    2002
                                      --------------------    -------------------
Production equipment                  $         3,146,488     $        3,141,993
Leasehold improvements                            958,939                958,940
Office equipment                                  639,375                631,645
Other                                             118,029                118,029
                                      --------------------    -------------------
                                                4,862,831              4,850,607
Less accumulated depreciation
and amortization                                4,285,228              3,984,709
                                      --------------------    -------------------

                                      $           577,603     $          865,898
                                      --------------------    -------------------

The pro forma information is presented as if the Company had acquired PFE on January 1, 2004, as follows:

                                                Three Months Ended June 30,              Six Months Ended June 30,
                                         -------------------------------------------     -----------------------------------------
                                                2005                   2004                     2005                 2004
                                         --------------------   --------------------     -------------------  --------------------
Net sales                                $         4,309,184    $         1,924,242      $        7,229,649   $         2,603,604

Net income (loss)                        $           466,229    $          (350,728)     $          276,515   $          (923,114)

Basic income (loss) per common share     $                 -    $                 -      $                -   $                 -

Diluted income (loss) per common share   $                 -    $                 -      $                -   $                 -


NOTE 5 - INVESTMENT IN SECURITIES AT COST

On April 13, 2004, the Company entered into a stock purchase agreement with an unrelated party under which the Company purchased 400,000 shares of the investee's Series B Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $300,000 cash. This purchase was made at fair value. The Preferred Shares are convertible, at the Company's option, into an equivalent number of shares of investee common stock, subject to adjustment. The Preferred Shares are not redeemable by the investee. As a holder of the Preferred Shares, the Company has the right to vote the number of shares of investee common stock into which the Preferred Shares are convertible at the time of the vote. The investment represents less than a 5% interest in the investee. The investment does not have a readily determinable fair value and is stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired. The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. No indicators of impairment were noted for the six months ended June 30, 2005.

Separate from the purchase of the Preferred Shares, the Company and the investee also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services handling most of the investee's manufacturing operations from material procurement to complete finished box-build of all of investee products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party. Sales under this agreement totaled $119,842 and $538,233 for the periods ended June 30, 2005, and December 31, 2004, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders -- The Company had amounts due to stockholders from three separate notes. The balance due to stockholders at June 30, 2005 and December 31, 2004, was zero and $18,586, respectively. Notes were settled during the six months ended June 30, 2005 by the exercise of stock options for $23,000.

Notes Payable to Related Party -- During 2002, the Company entered into a verbal bridge loan agreement with Abacas Ventures, Inc. (Abacas). This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the six months ended June 30, 2005, and the year ended December 31, 2004, the Company was advanced $95,586 and $3,128,281, respectively, and made cash payments of zero and $3,025,149, respectively.

During the March 2005, the Company issued 51,250,000 shares of the Company's restricted common stock for payment of $2,055,944 in principal and accrued interest on the note. Because Abacas is a related party, no gain or loss on forgiveness of debt was recognized.

The total principal amount owed to Abacas between the note payable and the bridge loan was zero and $1,530,587 as of June 30, 2005, and December 31, 2004, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was zero and $430,828 as of June 30, 2005, and December 31, 2004, respectively, and is included in accrued liabilities.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2005, the Company was in default of its obligations under the settlement agreement and the total payment due thereunder had not been made. A registration statement with respect to the escrowed shares was not filed and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. The plaintiff filed a Confession of Judgment and proceeded with execution thereon. The shares in escrow were released and issued as partial settlement of $92,969 on the note payable outstanding.

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

Litigation - During 2003 and 2004, an investment firm filed suits in the U.S. District Court for the District of Utah seeking finder's fees consisting of common stock valued at $1,750,000 for allegedly introducing the Company to the Equity Line Investor (See Note 9). The case was previously dismissed in a New York court. The Company estimates that the risk of loss is remote; therefore no accrual has been made.

Various vendors have notified the Company that they believe they have claims against the Company totaling $147,592. None of these vendors have filed lawsuits in relation to these claims. The Company has accrued the entire amount of these claims, and they are included in accounts payable. During the six months ended June 30, 2005, the Company determined that the statute of limitations had expired for various venders. Amounts of $75,144 were written off and recorded as a gain on forgiveness of debt. However, there can be no assurance that any or all of these vendors will agree with the Company's determination, and the Company may be subject to claims or litigation in the future.

In addition, various vendors have notified the Company that they believe they have claims against the Company totaling $159,308. The Company has determined the probability of realizing any loss on these claims is remote. The Company has made no accrual for these claims and is currently in the process of negotiating the dismissal of these claims with the various vendors.

The Company is also the defendant in numerous immaterial legal actions primarily resulting from nonpayment of vendors for goods and services received. The Company has accrued the payables and is currently in the process of negotiating settlements with these vendors.

Registration Rights - In connection with the Company's entering into an Equity Line of Credit Agreement (described in Note 9), the Company granted to the equity line investor (the "Equity Line Investor") registration rights, in connection with which the Company was required to file a registration statement covering the resale of shares put to the Equity Line Investor under the equity line. The Company was also required to keep the registration statement effective until two years following the date of the last advance under the equity line.

In connection with the Company's sale of a convertible debenture (discussed below), the Equity Line of Credit Agreement, together with all associated registration rights, was terminated.

Also, in connection with the Company's entering into a standby equity distribution agreement (described in Note 9), the Company granted to the investor registration rights, in connection with which the Company was required to file a registration statement covering the resale of shares put to the investor under the standby equity distribution agreement. The Company was also required to keep the registration statement effective until two years following the date of the last advance under the standby equity distribution agreement.

In connection with the Company's sale of a convertible debenture (discussed below), the Standby Equity Distribution Agreement, together with all associated registration rights, was terminated.

In May 2005, connection with the Company's sale of a convertible debenture (discussed below), the Company granted to the purchaser of the debenture registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company had not filed the registration statement as of the date of this Report.

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

Further, the Utah State Tax Commission has entered into an agreement to allow the Company to pay the liability owing to the State of Utah in equal monthly installments of $4,000 over a two-year period running through December 2005. Through June 2005, the Company had made the required payments. The balance owed to the State of Utah as of June 30, 2005, and December 31, 2004, was $155,627 and $223,660, respectively, including penalties and interest.

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

In connection with this agreement the Company agreed to issue options to purchase 1,500,000 shares common stock to the Developers upon the sale, shipment and payment for 200,000 units of a fitness product. In addition, the Company agreed to issue options to purchase 300,000 shares of common stock to the Developers for each multiple of 100,000 units of the fitness product sold in excess of the initial 200,000 units within twenty-four months of the agreement (June 2004). The options will be exercisable at $0.06 per share, vest on the grant date and expire one year after issuance. As of June 30, 2005, the Company had sold, shipped and received payment for, 257,577 units of the fitness product. In January 2005, the Company issued 1,500,000 options under the terms of the agreement. See Note 10.

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

                                              Options            Each Multiple of     Options for
                            Initial       for Initial             Units above       Each Multiple
      Product                 Units        Units Sold           Initial Units            of Units
------------------------ -------------- -------------------  --------------------- ---------------
         1                 500,000           500,000                  200,000            200,000
         2                  25,000           500,000                   15,000            100,000
         3                 100,000           500,000                   50,000            100,000
         4                 300,000         1,000,000                  100,000            200,000
         5                 200,000           250,000                  100,000            100,000
         6                 200,000           500,000                  100,000            100,000


As of June 30, 2005, the Company had not sold, shipped and received payment for enough units to require the issuance of options related to the additional products under these agreements. Because the Developers must provide future services for the options to vest, the options are treated as unissued for accounting purposes. The cost of these options will be recognized when the options are earned.

NOTE 8 - NOTES PAYABLE

Notes Payable to Equity Line Investor -- As of December 31, 2004, the Company owed $1.7 million to Cornell Capital Partners, LP ("Cornell"), pursuant to an unsecured promissory note. The note was repayable over 193 days and was past due as of March 31, 2005. The note stated that if the Company did not repay the note when due, a default interest rate of 24% would apply to the unpaid balance. The Company recorded accrued interest of $105,074 on the note as of March 31, 2005.

In January 2005, the Company entered into an additional promissory note with Cornell for $565,000. The Company received proceeds of $503,500, net of loan costs of $61,500. The terms of the note included a 9% premium or $50,850, resulting in a total note payable of $615,850. The premium was amortized to interest expense over the life of the loan. The terms of the loan stated that interest only payments would be made for the first six months. The Company would repay the principal, interest, and premium over the next six months. The loan was due January 2006. The Company amortized $11,057 of the premium as interest expense for the three months ended March 31, 2005.

All notes to Cornell were paid on May 27, 2005, with funds acquired from Highgate House Funds, Ltd., in connection with the sale of a convertible debenture. (See Note 9.) Payment of accrued interest was not required as part of the repayment. In connection with the repayment, the remaining premium of $39,793 was immediately amortized as interest expense. The gain from forgiveness of debt on both Cornell notes totaled $162,774.

The total principal amount owed to Cornell Capital Partners, LP was zero and $1,700,000 as of June 30, 2005, and December 31, 2004, respectively.

Mortgage Note Payable -- In conjunction with the acquisition of PFE, the Company assumed a mortgage note payable for $1,050,000. The note bears interest at 12.5% per annum. Interest only payments are required through January 2006. Starting in February 2006, principal and interest payments will be required based on a twenty-year amortization of the note. The entire balance of principal and unpaid interest will be due in December 2008.

NOTE 9 - CONVERTIBLE DEBENTURE

On May 26, 2005, the Company entered into an agreement with Highgate House Funds, Ltd. ("Highgate") to sell to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture is due December 2007 and is secured by all of the Company's property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, Highgate may elect to convert principal amounts owing on the Debenture into shares of the Company's common stock at a conversion price equal to the lesser of $0.10 per share, or an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon.

Highgate's right to convert principal amounts into shares of the Company's common stock is limited as follows:

(i) Highgate may convert up to $250,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the market price of the Company's stock is $0.10 per share or less at the time of conversion;
(ii) Highgate may convert up to $500,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.10 per share at the time of conversion; provided, however, that Highgate may convert in excess of the foregoing amounts if the Company and Highgate mutually agree; and
(iii) Upon the occurrence of an event of default, Highgate may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may convert the Debentures and accrued interest thereon into shares of the Company's common stock.


Except in the event of default, Highgate may not convert the Debenture for a number of shares that would result in Highgate owning more than 4.99% of the Company's outstanding common stock.

The Company granted Highgate registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company had not filed the registration statement as of the date of this Report.

The Company determined that Highgate LLC received a beneficial conversion option and allocated $441,402 of the proceeds received to the beneficial conversion option that resulted in an offsetting discount to the note payable. The discount on the note payable is being amortized to interest expense from the date proceeds were received through December 2007, and amounted to $16,271 of accretion of the discount during the six months ended June 30, 2005.

In connection with the sale of the Debenture, $2,265,000 of the proceeds were paid to Cornell to repay promissory notes. Fees of $256,433 were also withheld from the proceeds. As such, of the total Debenture purchase price of $3,750,000, the net proceeds to the Company were $1,228,567. The proceeds will be used for general corporate and working capital purposes, at the Company's discretion.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock Issuances -- During the six months ended June 30, 2005, the Company issued 51,250,000 shares of the Company's restricted common stock for payment of principal and accrued interest on the note to Abacus. (See Note 6.)

During the six months ended June 30, 2005, the Company issued 10,000,000 shares of the Company's restricted common stock for payment of accrued rent and accrued interest of $411,402. Because the rent was owed to a related party, no gain or loss on forgiveness of debt was recognized.

During the six months ended June 30, 2005, the Company issued 3,000,000 shares of the Company's restricted common stock as partial payment on a note payable for $92,969. (See Note 7.)

On March 31, 2005, the Company acquired a 100% interest in PFE Properties, LLC for 20,000,000 shares of the Company's restricted common stock. (See Note 4.)

Equity Line of Credit Agreement -On November 5, 2002, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with Cornell. The Company subsequently terminated the Equity Line Agreement, and on April 8, 2003, the Company entered into an amended equity line agreement (the "Amended Equity Line Agreement") with Cornell. Under the Amended Equity Line Agreement, the Company had the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of the Company's common stock in lieu of repayment of the draw. The number of shares to be issued was determined by dividing the amount of the draw by the lowest closing bid price of the Company's common stock over the five trading days after the advance notice was tendered. Cornell was required under the Amended Equity Line Agreement to tender the funds requested by the Company within two trading days after the five-trading-day period used to determine the market price. Upon the sale of the Convertible Debenture, the Amended Equity Line Agreement was terminated.

Standby Equity Distribution Agreement - The Company entered into a Standby Equity Distribution Agreement dated May 21, 2004, with Cornell. Under the Agreement, the Company had the right, at its sole discretion, to draw up to $20 million on the standby equity facility (the "SEDA Facility") and put to Cornell shares of its common stock in lieu of repayment of the draws. The number of shares to be issued in connection with each draw was determined by dividing the amount of the draw by the lowest volume-weighted average price of the Company's common stock during the five consecutive trading days after the advance was sought. The maximum advance amount was $1,000,000 per advance, with a minimum of seven trading days between advances. Cornell was to retain 5% of each advance as a fee under the Agreement. The term of the Agreement was to run over a period of twenty-four months after a registration statement related to the Agreement was declared effective or until the full $20 million had been drawn, whichever came first. The Company had made no draws against the SEDA Facility and issued no shares in connection with the SEDA Facility.

With the sale of the Convertible Debenture on May 27, 2005, the SEDA Facility and related agreements were terminated. (See Note 9.)

NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation - The Company accounts for stock options issued to directors, officers and employees under APB No. 25 and related interpretations. Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non-employees, including the developers mentioned in Note 7, at their fair value in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Stock Option Plan - During November 2003, the Company adopted the 2003 Stock Option Plan (the "2003 Plan") with 35,000,000 shares of common stock reserved for issuance there under. Also, during December 2004, the Company adopted the 2004 Stock Option Plan (the "2004 Plan") with 40,000,000 shares of common stock reserved for issuance there under. The Company's Board of Directors administers the plans and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting, and exercise prices.

Non-Employee Options - During the six months ended June 30, 2005, the Company granted options to purchase 1,500,000 shares of common stock to counsel for the Company with an exercise price of $0.0001 per share. The options were five year options and vested on the date granted. Legal expense of $40,351 was recorded for the fair value of options issued. These options and 1,500,000 previously issued options were exercised by counsel for proceeds of $300.

Employee Options - During the six months ended June 30, 2005, the Company granted options to purchase 13,000,000 shares of common stock to directors and employees of the Company pursuant to the 2004 Plan. These options are five year options that vested on the date of grant. The related exercise prices were $0.027 per share. The exercise price equaled the fair value of the common shares at the time these options were granted; therefore, the options had no intrinsic value. Eleven million options were exercised during the six months ended June 30, 2005, for $33,000 in cash, $69,000 in compensation, $140,000 in accrued compensation, and $23,000 as payment on a shareholder note payable. The $69,000 of compensation was recorded in conjunction with the cashless exercise of 3,000,000 of the options.

Developer Options - During the six months ended June 30, 2005, the Company granted options to purchase 1,500,000 shares of common stock to developers as described in Note 7 at exercise prices of $0.06 per share. The options were all five-year options and vested on the dates granted. Two of the developers were employees and together were issued 1,000,000 of the options. The exercise price equaled the fair value of the common shares at the time these options were granted therefore the options had no intrinsic value. The fair value of these options of $42,052 was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during the six months ended June 30, 2005.

The remaining 500,000 developer options were issued to a non-employee under the terms described above. Because the developer was a non-employee, cost of goods sold of $21,526 was recorded for the fair value of options issued during the three months ended March 31, 2005. These options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during the six months ended June 30, 2005.

A total of 14,750,000 employee options and 1,500,500 non-employee options were outstanding as of June 30, 2005.

A summary of the stock option activity for the six months ended June 30, 2005, is as follows:

                                                                           Shares           Weighted Average
                                                                                              Exercise Price
                                                                     --------------------   --------------------
Outstanding at December 31, 2004                                              14,250,500         $ 0.02
Granted                                                                       16,000,000         $ 0.03
Exercised                                                                    (14,000,000)        $ 0.02
Cancelled                                                                              -              -
                                                                     --------------------
Outstanding at June 30, 2005                                                  16,250,500         $ 0.03
                                                                     ====================

Exercisable at June 30, 2005                                                  16,250,500         $ 0.03
                                                                     ====================


The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2005:

                                                  2005
                                          --------------------
Expected dividend yield                                     -
Risk free interest rate                                 3.91%
Expected volatility                                      278%
Expected life                                      0.14 years
Weighted average fair value per share     $              0.01


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

                                          Electronics              Ethernet               Contract
                                           Assembly               Technology            Manufacturing             Total
--------------------------------------  ---------------------   -------------------   ---------------------   -----------------

            June 30, 2005

Sales to external customers             $       1,719,175       $         63,355      $        5,447,119      $      7,229,649
Intersegment sales                                 21,358                      -                       -                21,358
Segment income (loss)                            (408,349)              (114,835)                787,685               264,501
Segment assets                                  4,879,789                234,218               4,399,149             9,513,156
Depreciation and amortization                     108,755                  1,170                  51,732               161,657

            June 30, 2004

Sales to external customers             $       1,594,976       $         42,816      $          965,812      $      2,603,604
Intersegment sales                                 11,325                    167                       -                11,492
Segment loss                                     (553,362)              (123,166)               (269,058)             (945,586)
Segment assets                                  3,653,509                206,677                  95,955             3,956,141
Depreciation and amortization                     115,069                  1,159                       -               116,228

                                                                                 June 30,
                                                              -------------------------------------------
                Sales                                                2005                   2004
                                                              -------------------    --------------------

Total sales for reportable segments                           $        7,251,007     $         2,615,096
Elimination of intersegment sales                                        (21,358)                (11,492)
                                                              -------------------    --------------------

Consolidated net sales                                        $        7,229,649     $         2,603,604
                                                              -------------------    --------------------

                                                                               June 30,
                                                              -------------------------------------------
            Total Assets                                             2005                   2004
                                                              -------------------    --------------------

Total assets for reportable segments                          $        9,513,156     $         3,956,141
Adjustment for intersegment amounts                                            -                       -
                                                              -------------------    --------------------

Consolidated total assets                                     $        9,513,156     $         3,956,141
                                                              -------------------    --------------------


NOTE 13 - SUBSEQUENT EVENTS

Stock Options - During July 2005, directors exercised options to purchase 2,000,000 shares of common stock with a weighted average exercise price of $0.027 per share. These options were exercised for consideration consisting of $54,000 of accrued compensation.

On July 21, 2005, the Company granted options to purchase 1,500,000 shares of common stock to counsel for the Company with an exercise price of $0.0001 per share. The options were five year options and vested on the date granted. Legal expense of $47,851 was recorded for the fair value of options issued. These options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 3.83%, dividend yield of 0.0%, volatility of 264%, and expected average life of .10 years. These options were exercised in July 2005 for proceeds of $150.

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

During 2004, we established a new division, CirTran-Asia, Inc, which has contributed to a large portion of the increase in revenue for the year ended December 31, 2004 and the six months ended June 30, 2005. This new division, is our Asian-based, wholly owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing.

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

Information relating to developments in our increasing line of fitness products is as follows:

On June 7, 2004, we announced that CirTran-Asia had received an initial purchase order on May 26, 2004, relating to the manufacture of 80,000 abdominal fitness machines. This order was the first order placed with CirTran-Asia under the exclusive manufacturing agreement. Subsequently, on June 14, 2004, we received another order for 80,000 units of the abdominal fitness machines, which was announced on June 16, 2004, through a separate press release. Since these announcements, CirTran-Asia has manufactured, shipped, and received payments of approximately $5,546,000. On August 13, 2004, we also announced that on August 11, 2004 we had received new orders for Wal-Mart. The company shipped to Wal-Mart the complete order of abdominal fitness machines and received payments of approximately $400,000 through the date of this Report. The units were distributed to Wal-Mart stores throughout Canada.

On September 9, 2004, we announced that on September 6, 2004, CirTran-Asia had been awarded the rights to manufacture a new abdominal fitness machine under the exclusive manufacturing agreement. This new product is another type of abdominal fitness machine. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $8,000.

On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been was awarded the rights to manufacture another type of an abdominal fitness machine under the exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $880,000.

On September 14, 2004, we announced that on September 7, 2004, we had begun manufacturing another type of abdominal fitness machine under the exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured, and shipped units, and received payments of approximately $580,000.

On September 30, 2004, we announced that on September 23, 2004, CirTran-Asia had been awarded the rights to manufacture a pilates fitness machine under the exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $85,000.

On April 28, 2005, CirTran-Asia announced that it has been awarded a $30 million contract to be the exclusive manufacturer of a new fitness machine for the sold-on-TV direct response industry. Since then, we have received orders totaling approximately $700,000 and had expected to complete the shipment of those orders before the end of June 2005. The contract was extended at the customer's request to be weekly shipments. Since these announcements, CirTran-Asia has manufactured and shipped approximately $260,000 worth of these units.

Information relating to recent developments in new products under development along with procuring new products for development is as follows:

On August 11, 2004, we announced that CirTran-Asia received a purchase order on August 10, 2004 relating to the manufacture of a household cooking appliance for hot dogs and sausages. Since these announcements, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $775,000.

On October 1, 2004, we entered into an agreement with Transactional Marketing Partners, Inc. ("TMP"), for consulting services. Pursuant to the agreement, we engaged TMP to provide strategic planning and for introduction of new business to us. Under the agreement, we agreed to pay to TMP a fee of ten percent of the net proceeds received by us from business brought to us by TMP. The fee is to be paid within 15 calendar days following the end of the month in which we receive the net proceeds. Additionally, we agreed to pay $7,500 during each of the first six months of the term of the agreement, with such payments being viewed as an advance against the fee to be earned. The advance payments are not refundable, but will be deducted from fees earned by TMP. The agreement has an initial term of six months, beginning October 1, 2004, and can be automatically extended for successive six-month periods unless either party gives written notice at least 30 days prior to the expiration of the term of the agreement of its intent not to renew. Additionally, we may terminate the agreement at any time by giving 30 days written notice. In March 2005, we extended our agreement to an additional 6 months that will expire in early September 2005. The parties will evaluate the relationship at that time and decide if there needs to be another extension. To date the relationship has proven successful, resulting in multiple new manufacturing relationships.

On January 19, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with a company relating to the manufacture of a hair product in California. Since these announcements, CirTran-Asia has manufactured and shipped approximately $2,398,000 worth of units of the hair care products.

On July 7, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with a company relating to the manufacture of additional hair product in California. We have already begun shipment on previous contracts and are projecting to begin shipping the first shipment of the second hair care product contract in the third quarter of 2005.

Information relating to other recent developments in our on going electronics business and lines of products are as follows:

On June 10, 2005, we announced that Racore Technology Inc., ("Racore"), a subsidiary of CirTran Corporation, received a purchase order from an established city public department on the east coast for fiber optic Ethernet network adapters. Since this announcement, the product has been manufactured and shipped, and payment has been received. We continue to market and solicit orders on the Racore product line from various commercial and public agency clients.

On June 23, 2005, we announced that CirTran Corporation entered the "sold-on-TV" market by having its CirTran-Asia subsidiary build consumers' electronics products in China, and is now bringing business home, refurbishing popular skill-stop slot machines from Japan for home amusement use in the United States. We continue to receive the imported machines from the customer, perform the conversion and refurbishment services and ship directly to the customer.

On June 24, 2005, we announced that Racore received a purchase order from a well-known aerospace manufacturing company for fiber optic token-ring network adapters. Since this announcement the product has been manufactured and shipped, and payment has been received. New and repeat business from this company has totaled more than $30,000 as of this Report.

On July 22, 2005, we announced that Racore received a purchase order from the Air Force branch of the military services for OptiCORE network interface cards.. Since this announcement, the product has been manufactured and shipped, and payment has been received.

On August 1, 2005, we announced that Racore received a purchase order for fiber optics products from another city public department located in the southern United States for fiber optic PCI Ethernet network interface cards with VF-45 connectors. Since this announcement, the product has been manufactured and shipped, and payment has been received.

On August 4, 2005, we announced that Racore received a purchase order from a well-known amusement park in the southeastern United States for more than $21,000 worth of network interface cards This order is shipping according to schedule.

On Aug. 9, 2005, we announced that CirTran Corporation completed the first phase of the redevelopment of the next-generation SafetyNet(TM) RadioBridge(TM). Since this announcement, the company has begun working on the second phase of the contract.

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

Results of Operations - Comparison of Periods ended June 30, 2005 and 2004

         Sales and Cost of Sales

Net sales increased to $7,229,649 for the six month period ended June 30, 2005, as compared to $2,603,604 during the same period in 2004, for an increase of 177.7%. The second quarter sales increase can be attributed to several factors, including the strengthening of the overall market economy. Industry-wide, we are seeing more OEMs release larger order commitments with extended time tables. The second factor directly related to CirTran is our continuing marketing approach. Most contract manufacturers approach customers on a job-by-job basis. CirTran approaches customers on a partner basis. We have developed a program where we can be more effective when we control the material procurement, purchasing, and final assembly, providing the customer a final quality product delivered on time and at a lower market cost. Between these new approaches, sales have resulted in an increase of approximately $145,000 during the six months ended June 30, 2005. The largest factor contributing to the increase of net sales during the second quarter was the new division, CirTran-Asia, which has contributed $4,481,045 of the increase in revenue. CirTran-Asia, the Asian-based wholly owned subsidiary of CirTran Corporation, provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing. Cost of sales increased by 117.5%, from $1,996,547 during the six month period ended June 30, 2004, to $4,342,271 during the same period in 2005. The increase in cost of sales is due to the increase in revenue. Our gross profit margin for the six month period ended June 30, 2005, was 39.9%, up from 23.3% for the same period in 2004. The majority of the increase is due to a considerable increase in CirTran-Asia sales which has consistent and more favorable margins compared to the electronics assembly and Ethernet technology business operations.

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at June 30, 2005, was $1,550,450, as compared to $1,453,754 at December 31, 2004. The increase in inventory is required to facilitate the continuing increase in turnkey sales.

         Selling, General and Administrative Expenses

During the quarter ended June 30, 2005, selling, general and administrative expenses were $2,529,142 versus $1,364,576 for the same period in 2004, an 85.3% increase. The increase was due to expenses related to the CirTran-Asia division, along with our efforts to aggressively market our products. Selling, general and administrative expenses as a percentage of sales as of June 30, 2005 were 35.0% as compared to 52.4% during the same period in 2004. This decrease is due in part to an increase in sales and better control of expenses.

         Interest Expense

Interest expense for quarter ended June 30, 2005, was $119,028 as compared to $233,031 for the same period in 2004, a decrease of 48.9%. The decrease is primarily due to the reduction of various notes payable.

As a result of the above factors, we have net income of $466,229 for the quarter ended June 30, 2005, as compared to a net loss of ($361,964) for the quarter ended June 30, 2004. This net profit is attributed to a substantial increase in sales and better cost controls.

Liquidity and Capital Resources

Our revenues are currently greater than our expenses. We have had a history of losses preceeding this quarter, and our accumulated deficit has decreased to $18,535,101 at June 30, 2005, compared to $18,799,602 at December 31, 2004. Our net gain for the quarter ending June 30, 2005, was $466,229, compared to a net loss of ($361,964) for the quarter ended June 30, 2004. Our current liabilities exceeded our current assets by ($62,850) as of June 30, 2005, and ($3,558,826) as of December 31, 2004. The decrease was mostly attributable to settlements of notes payable, decreasing account payables, and an increase in accounts receivable and inventory along with acquiring the building and property. For the six months ended June 30, 2005 and 2004, we had negative cash flows from operations of ($969,258) and ($1,131,294) respectively. For the six months ended June 30, 2005, we have improved the cash flow by $162,036, as compared to the six months ended June 30, 2004.

         Cash

We had cash on hand of $679,905 at June 30, 2005, and $81,101 at December 31, 2004.

Net cash used in operating activities was $969,258 for the six months ended June 30, 2005. Cash received from customers of $2,195,154 was not sufficient to offset cash paid to vendors, suppliers, and employees of $3,164,412. The non-cash charges were for depreciation and amortization of $161,657 and loan costs and interest paid from loan proceeds of $67,168. Because the Company has negative cash flows from operations, it must rely on sources of cash other than customers to support its operations. It is anticipated that various methods of equity financing will be required to support operations until cash flows from operations are positive.

Net cash used in investing activities during the six months ended June 30, 2005, consisted of equipment purchases of $336,636 and cash acquired with PFE acquisition in the amount of $39,331.

Net cash provided by financing activities was $1,865,367 during the six months ended June 30, 2005. Principal sources of cash were proceeds of $95,586 from notes payable to related parties, proceeds from notes payable of $1,732,067, and proceeds from the exercise of options to purchase common stock of $33,300.

         Accounts Receivable

At June 30, 2005, we had receivables of $3,580,834, net of a reserve for doubtful accounts of $41,117, as compared to $1,288,719 at December 31, 2004, net of a reserve of $41,143. This increase was primarily attributed to sales having substantially increased in the last month of the second quarter as compared to the last two months in 2004. The Company has implemented an aggressive process to collect past due accounts over the past several years. As such, the receivables that were past due for a period of greater than 45 days as of June 30, 2005, were less than 5% of total receivables. Individual accounts are continually monitored for collectibilty. As part of monitoring individual customer accounts, the Company evaluates the adequacy of its allowance for doubtful accounts. Since the implementation of the new collection process, very few accounts have been deemed uncollectible. In addition, the majority of the increase in accounts receivable as of June 30, 2005, related to sales that occurred in the last month of the quarter. Therefore they were not deemed uncollectible.

         Accounts Payable

Accounts payable were $1,534,049 at June 30, 2005, as compared to $1,104,392 at December 31, 2004. This increase is primarily attributed to facilitating the continuing increase in turnkey sales.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $18,535,101 and a total stockholders' equity of $2,151,136 at June 30, 2005. As of June 30, 2005, our monthly operating costs and interest expenses averaged approximately $477,000 per month.

In conjunction with our efforts to improve our results of operations, discussed above, we are also actively seeking infusions of capital from investors. It is unlikely that we will be able, in our current financial condition, to obtain additional debt financing; and if we did acquire more debt, we would have to devote additional cash flow to paying the debt and securing the debt with assets. We may therefore have to rely on equity financing to meet our anticipated capital needs. There can be no assurances that we will be successful in obtaining such capital. If we issue additional shares for debt and/or equity, this will dilute the value of our common stock and existing shareholders' positions.

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

As noted above, we received proceeds of $5,030,000 from notes payable to Cornell. We used the proceeds from these notes to fund operating losses of approximately $2,938,000, pay down accounts payable, notes payable and other settlements of approximately $1,401,000, purchase equipment and tooling in the amount of $391,000, and to invest in Broadata in the amount of $300,000. During January 2005, the Company received proceeds of $565,000 from an additional note payable to Cornell to fund the settlement with the Internal Revenue Service

With the sale of the Debenture in May 2005, $2,265,000 of the proceeds were paid to Cornell to repay promissory notes in the amount of $1,700,000 and $565,000.

Prior Equity Line of Credit Agreement - In conjunction with efforts to improve the results of our operations, discussed above, on November 5, 2002, we entered into an Equity Line of Credit Agreement with Cornell. We subsequently terminated that agreement, and on April 8, 2003, we entered into an amended equity line agreement (the "Equity Line Agreement") with Cornell. Under the Equity Line Agreement, we had the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of our common stock in lieu of repayment of the draw. The number of shares to be issued was determined by dividing the amount of the draw by the lowest closing bid price of our common stock over the five trading days after the advance notice was tendered. Cornell was required under the Equity Line Agreement to tender the funds requested by us within two trading days after the five-trading-day period used to determine the market price.

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

Pursuant to the Equity Line Agreement, in connection with each draw, we agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the year ended December 31, 2004 were $128,000. Of these payments, $86,000 was offset against additional paid-in capital as shares were issued under the Equity Line Agreement and $68,000 was recorded as deferred offering costs for total deferred offering costs of $68,000 at December 31, 2004. These deferred offering costs were expensed as the Equity Line Agreement was terminated in conjunction with the sale of the Convertible Debenture.

Standby Equity Distribution Agreement - We entered into a Standby Equity Distribution Agreement (the "Agreement") dated May 21, 2004, with Cornell. Under the Agreement, we had the right, at our sole discretion, to sell periodically to Cornell shares of our common stock for an aggregate purchase price of up to $20 million. The purchase price for the shares sold to Cornell was to be equal to the lowest volume-weighted average price of our common stock during the pricing period consisting of the five consecutive trading days after we gave an advance notice. The periodic sale of shares was known as an advance. We could request an advance, by giving a written advance notice to Cornell, and could not request advances more frequently than every seven trading days. A closing was to be held on the first trading day after the end of the pricing period. The maximum advance amount was one million dollars ($1,000,000) per advance, with a minimum of seven trading days between advances. In addition, we could not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 9.9% of our outstanding common stock.

Cornell was to retain a commitment fee of 5% of the amount of each advance under the Agreement.

With the sale of the Convertible Debenture in May 2005, the Standby Equity Distribution Agreement and related agreements were terminated.

Convertible Debenture - On May 26, 2005, the Company entered into an agreement with Highgate House Funds, Ltd. ("Highgate") to sale to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture is due December 2007 and is secured by all of the Company's property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, Highgate may elect to convert principal amounts owing on the Debenture into shares of the Company's common stock at a conversion price equal to the lesser of $0.10 per share, or an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon.

Highgate's right to convert principal amounts into shares of the Company's common stock is limited as follows:

(iv) Highgate may convert up to $250,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the market price of the Company's stock is $0.10 per share or less at the time of conversion;
(v) Highgate may convert up to $500,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.10 per share at the time of conversion; provided, however, that Highgate may convert in excess of the foregoing amounts if the Company and Highgate mutually agree; and
(vi) Upon the occurrence of an event of default, Highgate may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may convert the Debentures and accrued interest thereon into shares of the Company's common stock.


Except in the event of default, Highgate may not convert the Debenture for a number of shares that would result in Highgate owning more than 4.99% of the Company's outstanding common stock.

The Company granted Highgate registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company had not filed the registration statement as of the date of this report.

The Company determined that Highgate LLC received a beneficial conversion option and allocated $441,402 of the proceeds received to the beneficial conversion option that resulted in an offsetting discount to the note payable. The discount on the note payable is being amortized to interest expense from the date proceeds were received through December 2007, and amounted to $16,271 of accretion of the discount during the six months ended June 30, 2005.

In connection with the sale of the Debenture, $2,265,000 of the proceeds was paid to Cornell to repay promissory notes. Fees of $256,433 were also withheld from the proceeds. As such, of the total Debenture amount of $3,750,000, the net proceeds to us were $1,228,567. The proceeds will be used for general corporate and working capital purposes, at the Company's discretion.

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 31, 2006. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

As of June 30, 2005, the Company had accrued liabilities in the amount of $155,627 for delinquent payroll taxes, including interest and penalties due to the State of Utah. In November 2003, the Company entered into an agreement with the Utah State Tax Commission to allow the Company to pay the liability owing to the State of Utah in equal monthly installments over a two year period. Under the agreement, the Company would make monthly payments of $4,000 per month through November 2005. As of August 10, 2005, the Company was current in its payments to the State of Utah.

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

Howard Salamon, dba Salamon Brothers vs. CirTran Corporation, Civil No. 2:03-00787, U.S. District Court, District of Utah. Howard Salamon originally filed suit against the Company in the U.S. District Court, Eastern District of New York, seeking finders fees, consisting of shares of the Company's common stock valued at $350,000, allegedly owed in connection with Salamon's introducing the Company to Cornell Capital Partners, L.P., the Equity Line Investor. The Company disputes the claims in the complaint. The case was dismissed in New York and refiled in Utah. The Company has filed its answer in the Utah case and the lawsuit is proceeding. The Plaintiff sought leave to file a supplemental complaint, which the court granted. The Company subsequently was served with the supplemental complaint, in which Salamon seeks additional finders fees, consisting of shares of the Company's common stock valued at $1,400,000 (for an aggregate claim of $1,750,000), to which the Company filed its answer. The case is still in the discovery phase. The Company is also currently conducting settlement negotiations.

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

Additional Information

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

Item 6.      Exhibits

         Exhibits:

         10       Amendment No. 2 to Exclusive Manufacturing Agreement between
                  CirTran Corporation and Advanced Beauty Solutions, LLC, dated as of June 30, 2005.
         31       Certification
         32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CIRTRAN CORPORATION

Date:   August 12, 2005             By: /s/ Iehab Hawatmeh

                                    Iehab J. Hawatmeh
                                    President and Chief Financial Officer