Form 10QSB
period 2005-09-30
CIRTRAN CORP
filed 2005-11-15
CIK 813716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________to_______________
Commission file number 0-26059

CIRTRAN CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	68-0121636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

4125 South 6000 West
West Valley City, Utah	84128
(Address of Principal Executive Offices)	(Zip Code)

(801) 963-5112
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

The number of shares outstanding of the registrant's common stock as of November 11, 2005: 577,368,569.

Transitional Small Business Disclosure Format (check one): Yes __  No  X

Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Balance Sheets as of September 30, 2005, (unaudited) and December 31, 2004	3

	Statements of Operations for the Three and Nine Months ended September 30, 2005, (unaudited) and 2004 (unaudited)	4

	Statements of Cash Flows for the Nine Months ended September 30, 2005, (unaudited) and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7
	(unaudited)

Item 2.	Management's Discussion and Analysis of or Plan of Operation	20

Item 3.	Evaluation of Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 5.	Other Information	32

Item 6	Exhibits	35

Signatures		36

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,
	2005	2004

ASSETS

Current Assets
Cash and cash equivalents	$377,357	$81,101
Trade accounts receivable, net of allowance for doubtful
accounts of $40,867 and $41,143, respectively	5,034,466	1,288,719
Other receivables	58,494	-
Inventory	1,448,585	1,453,754
Other	113,307	153,062
Total Current Assets	7,032,209	2,976,636

Property and Equipment, Net	2,718,401	840,793
Investment in Securities at Cost	300,000	300,000
Other Assets, Net	284,845	8,000
Deposits	100,000	100,000
Loan Fees, Net	217,206	-
Deferred Offering Costs	-	68,000

Total Assets	$10,652,661	$4,293,429

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$2,068,346	$1,104,392
Accrued liabilities	1,274,866	2,066,022
Current maturities of long-term notes payable	1,742,840	1,815,875
Notes payable to stockholders	-	18,586
Notes payable to related parties	-	1,530,587
Total Current Liabilities	5,086,052	6,535,462

Long-Term Notes Payable, Less Current Maturities	2,697,930	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, par value $0.001; authorized 750,000,000 shares;
issued and outstanding shares: 577,368,569 and 474,118,569
net of 3,000,000 shares held in treasury at no cost
at December 31, 2004	577,364	474,114
Additional paid-in capital	20,251,374	16,083,455
Accumulated deficit	(17,960,059)	(18,799,602)
Total Stockholders' Equity (Deficit)	2,868,679	(2,242,033)
Total Liabilities and Stockholders' Equity (Deficit)	$10,652,661	$4,293,429

The accompanying notes are an integral part of these financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Sales	$4,291,762	$2,626,770	$11,521,411	$5,230,374
Cost of Sales	(2,620,109)	(2,069,828)	(6,962,380)	(4,066,375)

Gross Profit	1,671,653	556,942	4,559,031	1,163,999

Operating Expenses
Selling, general and administrative expenses	1,036,565	876,043	3,565,707	2,240,620
Non-cash employee compensation expense	-	147,500	69,000	226,250
Total Operating Expenses	1,036,565	1,023,543	3,634,707	2,466,870

Income (Loss) From Operations	635,088	(466,601)	924,324	(1,302,871)

Other Income (Expense)
Interest	(149,732)	(85,446)	(412,530)	(400,039)
Other, net	(362)	(39)	(217)	(196)
Gain on forgiveness of debt	90,048	-	327,966	205,433
Total Other Income (Expense), Net	(60,046)	(85,485)	(84,781)	(194,802)

Net Income (Loss)	$575,042	$(552,086)	$839,543	$(1,497,673)

Basic income (loss) per common share	$-	$-	$-	$-
Diluted income (loss) per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIESCONDENSED CONSOLIDATED STATEMENTS
 OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2005	2004

Cash flows from operating activities
Net income (loss)	$839,543	$(1,497,673)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	253,701	181,414
Loss on disposal of equipment	-	33,238
Provision for doubtful accounts	(276)	(1,200)
Gain on forgiveness of debt	(327,966)	(205,433)
Settlement expense	-	60,000
Loan costs and interest paid from loan proceeds	67,168	145,000
Amortization of beneficial conversion feature	59,040	-
Deferred offering costs expensed	68,000
Amortization of loan premium and loan costs	84,409
Options exercised in lieu of board compensation	69,000	101,250
Intrinsic value of options issued to employees	-	125,000
Options issued to attorneys and consultants for services	109,728	175,602
Changes in assets and liabilities:
Trade accounts receivable	(3,686,267)	(455,872)
Other receivables	(58,494)	-
Inventories	5,169	(197,186)
Prepaid expenses and other assets	(244,764)	(19,313)
Accounts payable	1,110,172	184,619
Accrued liabilities	396,441	294,597

Total adjustments	(2,094,939)	421,716

Net cash used in operating activities	(1,255,396)	(1,075,957)

Cash flows from investing activities
Purchase of investment	-	(300,000)
Cash acquired with PFE acquisition	39,331	-
Net change in deposits	(100,000)	-
Purchase of property and equipment	(253,196)	(502,657)

Net cash used in investing activities	(313,865)	(802,657)

Cash flows from financing activities
Change in checks written in excess of cash in bank	-	(9,623)
Proceeds from notes payable to stockholders	4,414	18,500
Payments on notes payable to stockholders	-	(31,752)
Proceeds from notes payable, net of cash paid for offering costs	1,732,067	2,927,000
Principal payments on notes payable	-	(298,545)
Proceeds from notes payable to related parties	95,586	2,145,233
Payment on notes payable to related parties	-	(2,919,622)
Proceeds from exercise of options and warrants to purchase
common stock	33,000	111,500
Exercise of options issued to attorneys and consultants
for services	450	550

Net cash provided by financing activities	1,865,517	1,943,241

Net increase in cash and cash equivalents	296,256	64,627

Cash and cash equivalents at beginning of period	81,101	54,135

Cash and cash equivalents at end of year period	$377,357	$118,762

The accompanying notes are an integral part of these financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the Nine Months Ended September 30,	2005	2004
Supplemental disclosure of cash flow information

Cash paid during the period for interest	$112,706	$230,572

Noncash investing and financing activities

Notes issued for accounts payable and capital lease obligations	$-	$711,894
Acquisition of PFE Properties, LLC for stock and assumption
of note payable	$1,868,974	$-
Common stock issued for settlement of note payable
and accrued interest	$2,148,913	$30,000
Common stock issuance in which proceeds were retained
as payment of notes payable	$-	$2,150,000
Deposit applied to purchase of property and equipment	$100,000	$-
Common stock issued for accrued rent and interest	$411,402
Accrued interest converted to notes payable	$-	$6,834
Stock options exercised for settlement of accrued interest
and accrued compensation	$234,500	$61,000
Stock options exercised for settlement of notes
payable to stockholders	$23,000	$-
Loan fees incurred as part of convertible debenture	$250,765	$-
Beneficial conversion feature on convertible debenture	$441,176	$-
Convertible debenture proceeds used to settle
notes payable outstanding	$2,265,000	$-
Note issued for settlement of notes payable and accrued
interest	$-	$551,819
Fees withheld from notes payable for Equity Line Agreement	$-	$86,000
Deferred offering costs withheld from notes payable proceeds	$-	$128,000

The accompanying notes are an integral part of these financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements— The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-KSB.  In particular, the Company’s significant accounting principles were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Principles of Consolidation— On March 31, 2005, Cirtran Corporation acquired a 100% ownership interest in PFE Properties, LLC (see Note 4).

The condensed consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation and CirTran-Asia Inc. The accounts of PFE Properties, LLC have been included as of September 30, 2005. All significant intercompany transactions have been eliminated in consolidation.

Stock-Based Compensation—At September 30, 2005, the Company had one stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for the plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. During the nine months ended September 30, 2005 and 2004, the Company recognized compensation expense relating to stock options and warrants of $69,000 and $226,250, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$575,042	$(552,086)	$839,543	$(1,497,673)
Add: Stock-based employee compensation expense
included in net income (loss)	-	147,500	69,000	226,250
Deduct: Total stock-based employee compensation
benefit (expense) determined under fair value based
method for all awards	(47,850)	(108,091)	(271,456)	(412,557)

Pro forma net income (loss)	$527,192	$(512,677)	$637,087	$(1,683,980)

Basic and diluted income (loss) per share
As reported - basic	$-	$-	$-	$-
As reported - diluted	$-	$-	$-	$-
Proforma - basic	$-	$-	$-	$-
Proforma - diluted	$-	$-	$-	$-

Patents—Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patents costs are amortized over the estimated useful life of the patent. During the nine months ended September 30, 2005, the Company capitalized $35,799 in patent related legal costs. Amortization expense was $7,674 during the nine months ended September 30, 2005.

The realization of patents and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or the group of assets. Fair value is determined based on expected discounted net future cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an asset to perform within projections. As required, an evaluation of impairment was made on the patents as of September 30, 2005. No indicators of impairment were noted.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had net income of $839,543 for the nine months ended September 30, 2005, compared to a net loss of $658,322 for the year ended December 31, 2004. As of September 30, 2005, and December 31, 2004, the Company had an accumulated deficit of $17,960,059 and $18,799,602, respectively, and a total stockholders’ equity (deficit) of $2,868,679 and $(2,242,033), respectively. The Company also had working capital of $1,946,157 and $(3,558,826) as of September 30, 2005, and December 31, 2004, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $1,255,396 and $1,680,054 for the nine months ended September 30, 2005, and the year ended December 31, 2004, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company is a defendant in numerous legal actions (see Note 7). These matters may have a material impact on the Company’s financial position, although no assurance can be given regarding the effect of these matters in the future.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

As discussed in Note 10, the Company had entered into an equity line of credit agreement and a standby equity distribution agreement with a private investor. With the sale by the Company of the Convertible Debenture in May 2005, this and all other agreements relating to the equity line and the standby equity distribution agreement were terminated. (See Note 9.)

NOTE 3 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic and diluted net income (loss) available
to common shareholders	$575,042	$(552,086)	$839,543	$(1,497,673)

Basic weighted-average common
shares outstanding	576,101,903	424,095,306	545,535,235	400,091,599

Effect of convertible debenture	125,000,000	-	125,000,000	-

Effect of dilutive stock options	4,370,619	-	5,057,565	-

Diluted weighted-average common
shares outstanding	705,472,522	424,095,306	675,592,800	400,091,599

Basic income (loss) per common share	$-	$-	$-	$-

Diluted income (loss) per common share	$-	$-	$-	$-

NOTE 4 - ACQUISITION OF PFE PROPERTIES, LLC

On March 31, 2005, the Company purchased a 100% interest in PFE Properties LLC (PFE). PFE was previously owned by a relative of the President and CEO. PFE owns the land and building in which the Company’s manufacturing facilities and administrative offices are located. The liabilities of PFE on the date of acquisition include a mortgage note payable of $1,050,000, secured by the building. The Company acquired PFE by issuing 20,000,000 shares of the Company’s restricted common stock with a fair value of $800,000 on the date of acquisition and assuming the mortgage note payable of $1,050,000 and accounts payable of $18,974. The results of operations for PFE have been included beginning March 31, 2005. The additional $800,000 for the purchase of PFE was allocated between the land and building value.

The balance sheet of PFE as of March 31, 2005 is presented as follows:

Current Assets	$98,535

Property and Equipment	1,770,439

Total Assets Acquired	1,868,974

Accounts Payable	18,974

Mortgage Note Payable	1,050,000
Total Liabilities Assumed	1,068,974

Net Assets Acquired	$800,000

The pro forma information is presented as if the Company had acquired PFE on January 1, 2004, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$4,291,762	$2,626,770	$11,521,411	$5,230,374

Net income (loss)	$575,042	$(540,850)	$851,557	$(1,463,965)

Basic income (loss) per common share	$-	$-	$-	$-

Diluted income (loss) per common share	$-	$-	$-	$-

NOTE 5 - INVESTMENT IN SECURITIES AT COST

On April 13, 2004, the Company entered into a stock purchase agreement with an unrelated party under which the Company purchased 400,000 shares of the investee’s Series B Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $300,000 cash. This purchase was made at fair value. The Preferred Shares are convertible, at the Company’s option, into an equivalent number of shares of investee common stock, subject to adjustment. The Preferred Shares are not redeemable by the investee. As a holder of the Preferred Shares, the Company has the right to vote the number of shares of investee common stock into which the Preferred Shares are convertible at the time of the vote. The investment represents less than a 5% interest in the investee. The investment does not have a readily determinable fair value and is stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired. The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. No indicators of impairment were noted for the nine months ended September 30, 2005.

Separate from the purchase of the Preferred Shares, the Company and the investee also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services handling most of the investee’s manufacturing operations from material procurement to complete finished box-build of all of investee products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party. Sales under this agreement totaled $163,473 and $538,233 for the periods ended September 30, 2005, and December 31, 2004, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders— The Company had amounts due to stockholders from three separate notes. The balance due to stockholders at September 30, 2005, and December 31, 2004, was zero and $18,586, respectively. During the nine months ended September 30, 2005, in lieu of a cash exercise price of $23,000, the stockholders forgave the remaining $23,000 of notes payable owed to them by the Company to exercise 1,000,000 options to purchase shares of the Company's common stock.

Notes Payable to Related Party —During 2002, the Company entered into a verbal bridge loan agreement with Abacas Ventures, Inc. (Abacas). This agreement allows the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the nine months ended September 30, 2005, and the year ended December 31, 2004, the Company was advanced $95,586 and $3,128,281, respectively, and made cash payments of zero and $3,025,149, respectively.

During March 2005, the Company issued 51,250,000 shares of the Company’s restricted common stock for payment of $2,055,944 in principal and accrued interest on the note. Because Abacas is a related party, no gain or loss on forgiveness of debt was recognized.

The total principal amount owed to Abacas between the note payable and the bridge loan was zero and $1,530,587 as of September 30, 2005, and December 31, 2004, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was zero and $430,828 as of September 30, 2005, and December 31, 2004, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Settlement of Litigation -- During January 2002, the Company settled a lawsuit that had alleged a breach of facilities sublease agreement involving facilities located in Colorado. The Company’s liability in this action was originally estimated to range up to $2.5 million. The Company had filed a counter suit in the same court for an amount exceeding $500,000 for missing equipment.

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

As of September 30, 2005, the Company was in default of its obligations under the settlement agreement and the total payment due thereunder had not been made. A registration statement with respect to the escrowed shares was not filed and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. The plaintiff filed a Confession of Judgment and proceeded with execution thereon. The shares in escrow were released and issued as partial settlement of $92,969 on the note payable outstanding.

In connection with a separate sublease agreement of these facilities, the Company received a settlement from the sublessee during May 2002, in the amount of $152,500, which has been recorded as other income. The Company did not receive cash from this settlement, but certain obligations of the Company were paid directly. $109,125 of the principal balance of the note related to the settlement mentioned above was paid. Also, $7,000 was paid to the Company’s legal counsel as a retainer for future services. The remaining $36,375 was paid to the above mentioned plaintiff as a settlement of rent expense.

During September 2002, the plaintiff filed a claim that the $109,125 portion of the payment was to be applied as additional rent expense rather than a principal payment on the note payable. The Company estimates that the probability of the $109,125 being considered additional rent expense is remote and disputes the claim. The Company intends to vigorously defend the action.

Litigation - During 2003 and 2004, an investment firm filed suits in the U.S. District Court for the District of Utah seeking payment of a commission consisting of common stock valued at 1,750,000 for allegedly introducing the Company to the Equity Line Investor (See Note 9). The case was previously dismissed in a New York court. The Company estimates that the risk of loss is remote; therefore no accrual has been made.

Various vendors have notified the Company that they believe they have claims against the Company totaling $147,592. None of these vendors have filed lawsuits in relation to these claims. The Company has accrued the entire amount of these claims, and they are included in accounts payable. During the nine months ended September 30, 2005, the Company determined that the statute of limitations had expired for various vendors. Amounts of $165,192 were written off and recorded as a gain on forgiveness of debt. However, there can be no assurance that any or all of these vendors will agree with the Company’s determination, and the Company may be subject to claims or litigation in the future.

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

Registration Rights - In connection with the Company’s entering into an Equity Line of Credit Agreement (described in Note 9), the Company granted to the equity line investor (the "Equity Line Investor") registration rights, in connection with which the Company was required to file a registration statement covering the resale of shares put to the Equity Line Investor under the equity line. The Company was also required to keep the registration statement effective until two years following the date of the last advance under the equity line.

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

In connection with the Company’s sale of a convertible debenture (discussed below), the Equity Line of Credit Agreement and the Standby Equity Distribution Agreement, together with all associated registration rights, was terminated.

In May 2005, connection with the Company’s sale of a convertible debenture (discussed below), the Company granted to the purchaser of the debenture registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company’s common stock issuable upon conversion of the debenture. The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company filed the registration statement on September 23, 2005. As of the date of this report, the registration statement had not been declared effective.

Accrued Payroll Tax Liabilities — In November 2004, the Internal Revenue Service (IRS) accepted the Company’s Amended Offer in Compromise (Offer) to settle delinquent payroll taxes, interest and penalties. The acceptance of the Offer required the Company to pay $500,000 by February 3, 2005. The Company made the required payment on February 2, 2005. Additionally, the Offer requires the Company to remain current in its payment of taxes for 5 years, and the Company may not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes in an amount equal to the taxes waived by the offer in compromise. The outstanding balance of delinquent payroll taxes, interest and penalties was $1,955,767 on the settlement date. The future cash payments specified by the Offer, including interest and principal, were less than the carrying amount of the payable; therefore the Company reduced the carrying amount of the liability to the total future cash payments of $500,000 and recorded a gain of $1,455,767 during the year ended December 31, 2004.

Further, the Utah State Tax Commission has entered into an agreement to allow the Company to pay the tax liability owing to the State of Utah in equal monthly installments of $4,000 over a two-year period running through December 2005. Through September 2005, the Company had made the required payments. The balance owed to the State of Utah as of September 30, 2005, and December 31, 2004, was $143,627 and $223,660, respectively, including taxes, penalties and interest.

Manufacturing Agreement — On June 10, 2004, the Company entered into an exclusive manufacturing agreement with certain Developers. Under the terms of the agreement, the Company, through its wholly-owned subsidiary CirTran-Asia, has the exclusive right to manufacture the certain products developed by the Developers or any of their affiliates. The Developers will continue to provide marketing and consulting services related to the products under the agreement. Should the Developers terminate the agreement early, they must pay the Company $150,000. Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment.

In connection with this agreement the Company agreed to issue options to purchase 1,500,000 shares common stock to the Developers upon the sale, shipment and payment for 200,000 units of a fitness product. In addition, the Company agreed to issue options to purchase 300,000 shares of common stock to the Developers for each multiple of 100,000 units of the fitness product sold in excess of the initial 200,000 units within twenty-four months of the agreement (June 2004). The options will be exercisable at $0.06 per share, vest on the grant date and expire one year after issuance. As of September 30, 2005, the Company had sold, shipped and received payment for, 257,577 units of the fitness product. In January 2005, the Company issued 1,500,000 options under the terms of the agreement. See Note 10.

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

As of September 30, 2005, the Company had not sold, shipped and received payment for enough units to require the issuance of options related to the additional products under these agreements. Because the Developers must provide future services for the options to vest, the options are treated as unissued for accounting purposes. The cost of these options will be recognized when the options are earned.

NOTE 8 - NOTES PAYABLE

Notes Payable to Equity Line Investor— As of December 31, 2004, the Company owed $1.7 million to Cornell Capital Partners, LP (“Cornell”), pursuant to an unsecured promissory note. The note was repayable over 193 days and was past due as of March 31, 2005. The note stated that if the Company did not repay the note when due, a default interest rate of 24% would apply to the unpaid balance. The Company recorded accrued interest of $105,074 on the note as of March 31, 2005.

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

All notes to Cornell were paid on May 27, 2005, with funds acquired from Highgate House Funds, Ltd. (“Highgate”), in connection with the sale of a convertible debenture. (See Note 9.) Payment of accrued interest was not required as part of the repayment. In connection with the repayment, the remaining premium of $39,793 was immediately amortized as interest expense. The gain from forgiveness of debt on both Cornell notes totaled $162,774.

The total principal amount owed to Cornell Capital Partners, LP was zero and $1,700,000 as of September 30, 2005, and December 31, 2004, respectively.

Mortgage Note Payable— In conjunction with the acquisition of PFE, the Company assumed a mortgage note payable for $1,050,000. The note bears interest at 12.5% per annum. Interest only payments are required through January 2006. Starting in February 2006, principal and interest payments will be required based on a twenty-year amortization of the note. The entire balance of principal and unpaid interest will be due in December 2008.

NOTE 9 - CONVERTIBLE DEBENTURE

On May 26, 2005, the Company entered into an agreement with Highgate to sell to Highgate a $3,750,000, 5% Secured Convertible Debenture (the “Debenture”). The Debenture is due December 2007 and is secured by all of the Company’s property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company’s common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, Highgate may elect to convert principal amounts owing on the Debenture into shares of the Company’s common stock at a conversion price equal to the lesser of $0.10 per share, or an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon.

Highgate’s right to convert principal amounts into shares of the Company’s common stock is limited as follows:

(i)
Highgate may convert up to $250,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the market price of the Company’s stock is $0.10 per share or less at the time of conversion;

(ii)
Highgate may convert up to $500,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the price of the Company’s stock is greater than $0.10 per share at the time of conversion; provided, however, that Highgate may convert in excess of the foregoing amounts if the Company and Highgate mutually agree; and

(iii)
Upon the occurrence of an event of default, Highgate may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may convert the Debentures and accrued interest thereon into shares of the Company’s common stock.

Except in the event of default, Highgate may not convert the Debenture for a number of shares that would result in Highgate owning more than 4.99% of the Company’s outstanding common stock.

As discussed in Note 7, the Company granted Highgate registration rights related to the purchase of the debenture.

The Company determined that Highgate LLC received a beneficial conversion option and allocated $441,402 of the proceeds received to the beneficial conversion option that resulted in an offsetting discount to the note payable. The discount on the note payable is being amortized to interest expense from the date proceeds were received through December 2007, and amounted to $59,040 of accretion of the discount during the nine months ended September 30, 2005.

In connection with the sale of the Debenture, $2,265,000 of the proceeds were paid to Cornell to repay promissory notes. Fees of $256,433 were also withheld from the proceeds. As such, of the total Debenture purchase price of $3,750,000, the net proceeds to the Company were $1,228,567. The proceeds will be used for general corporate and working capital purposes, at the Company’s discretion.

NOTE 10 - STOCKHOLDERS’ EQUITY

Common Stock Issuances — During the nine months ended September 30, 2005, the Company issued 51,250,000 shares of the Company’s restricted common stock for payment of principal and accrued interest on the note to Abacus. (See Note 6.)

During the nine months ended September 30, 2005, the Company issued 10,000,000 shares of the Company’s restricted common stock for payment of accrued rent and accrued interest of $411,402. Because the rent was owed to a related party, no gain or loss on forgiveness of debt was recognized.

During the nine months ended September 30, 2005, the Company issued 3,000,000 shares of the Company’s restricted common stock as partial payment on a note payable for $92,969. (See Note 7.) As of the date of this report, the registration statement had not been declared effective.

On March 31, 2005, the Company acquired a 100% interest in PFE Properties, LLC for 20,000,000 shares of the Company’s restricted common stock. (See Note 4.)

Equity Line of Credit Agreement -On November 5, 2002, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with Cornell. The Company subsequently terminated the Equity Line Agreement, and on April 8, 2003, the Company entered into an amended equity line agreement (the "Amended Equity Line Agreement") with Cornell. Under the Amended Equity Line Agreement, the Company had the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of the Company’s common stock in lieu of repayment of the draw. The number of shares to be issued was determined by dividing the amount of the draw by the lowest closing bid price of the Company’s common stock over the five trading days after the advance notice was tendered. Cornell was required under the Amended Equity Line Agreement to tender the funds requested by the Company within two trading days after the five-trading-day period used to determine the market price. Upon the sale of the Convertible Debenture, the Amended Equity Line Agreement was terminated.

Standby Equity Distribution Agreement - The Company entered into a Standby Equity Distribution Agreement dated May 21, 2004, with Cornell. Under the Agreement, the Company had the right, at its sole discretion, to draw up to $20 million on the standby equity facility (the "SEDA Facility") and put to Cornell shares of its common stock in lieu of repayment of the draws. The number of shares to be issued in connection with each draw was determined by dividing the amount of the draw by the lowest volume-weighted average price of the Company’s common stock during the five consecutive trading days after the advance was sought. The maximum advance amount was $1,000,000 per advance, with a minimum of seven trading days between advances. Cornell was to retain 5% of each advance as a fee under the Agreement. The term of the Agreement was to run over a period of twenty-four months after a registration statement related to the Agreement was declared effective or until the full $20 million had been drawn, whichever came first. The Company had made no draws against the SEDA Facility and issued no shares in connection with the SEDA Facility.

With the sale of the Convertible Debenture on May 27, 2005, the SEDA Facility and related agreements were terminated. (See Note 9.)

NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation - The Company accounts for stock options issued to directors, officers and employees under APB No. 25 and related interpretations. Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non-employees, including the developers mentioned in Note 7, at their fair value in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (“SFAS 123”).

Stock Option Plan - During November 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”) with 35,000,000 shares of common stock reserved for issuance there under. Also, during December 2004, the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) with 40,000,000 shares of common stock reserved for issuance there under. The Company’s Board of Directors administers the plans and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting, and exercise prices.

Non-Employee Options - During the nine months ended September 30, 2005, the Company granted options to purchase 3,000,000 shares of common stock to counsel for the Company with an exercise price of $0.0001 per share. The options were five year options and vested on the date granted. Legal expense of $88,202 was recorded for the fair value of options issued. These options and 1,500,000 previously issued options were exercised by counsel for proceeds of $450.

Employee Options - During the nine months ended September 30, 2005, the Company granted options to purchase 13,000,000 shares of common stock to directors and employees of the Company pursuant to the 2004 Plan. These options are five year options that vested on the date of grant. The related exercise prices were $0.027 per share. The exercise price equaled the fair value of the common shares at the time these options were granted; therefore, the options had no intrinsic value. 14,500,000 options were exercised during the nine months ended September 30, 2005, for $33,000 in cash, $69,000 in compensation, $234,500 in accrued compensation, and $23,000 as payment on a shareholder note payable. The $69,000 of compensation was recorded in conjunction with the cashless exercise of 3,000,000 of the options.

Developer Options - During the nine months ended September 30, 2005, the Company granted options to purchase 1,500,000 shares of common stock to developers as described in Note 7 at exercise prices of $0.06 per share. The options were all five-year options and vested on the dates granted. Two of the developers were employees and together were issued 1,000,000 of the options. The exercise price equaled the fair value of the common shares at the time these options were granted therefore the options had no intrinsic value. The fair value of these options of $42,052 was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during the nine months ended September 30, 2005.

The remaining 500,000 developer options were issued to a non-employee under the terms described above. Because the developer was a non-employee, cost of goods sold of $21,526 was recorded for the fair value of options issued during the three months ended March 31, 2005. These options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during the nine months ended September 30, 2005.

A total of 11,250,000 employee options and 1,500,500 non-employee options were outstanding as of September 30, 2005.

A summary of the stock option activity for the nine months ended September 30, 2005, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	14,250,500	$0.02
Granted	17,500,000	$0.03
Exercised	(19,000,000)	$0.02
Cancelled	-	-
Outstanding at June 30, 2005	12,750,500	$0.03

Exercisable at June 30, 2005	12,750,500	$0.03

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2005:

2005
Expected dividend yield	-
Risk free interest rate	3.91%
Expected volatility	276%
Expected life	0.13 years
Weighted average fair value per share	$0.02

NOTE 12 -SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” The Company has three reportable segments: electronics assembly, Ethernet technology, and contract manufacturing. The electronics assembly segment manufactures and assembles circuit boards and electronic component cables. The Ethernet technology segment designs and manufactures Ethernet cards. The contract manufacturing segment manufactures, either directly or through foreign subcontractors, certain products under an exclusive manufacturing agreement. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

	Electronics	Ethernet	Contract
	Assembly	Technology	Manufacturing	Total

September 30, 2005

Sales to external customers	$2,355,655	$110,886	$9,054,870	$11,521,411
Intersegment sales	39,613	-	-	39,613
Segment income (loss)	(897,947)	(157,307)	1,894,797	839,543
Segment assets	4,286,743	202,626	6,163,292	10,652,661
Depreciation and amortization	166,420	1,633	85,648	253,701

September 30, 2004

Sales to external customers	$2,424,582	$46,328	$2,759,464	$5,230,374
Intersegment sales	11,325	167	-	11,492
Segment loss	(1,011,083)	(189,543)	(297,047)	(1,497,673)
Segment assets	2,875,515	204,716	457,805	3,538,036
Depreciation and amortization	168,332	1,787	11,295	181,414

	September 30,
Sales	2005	2004

Total sales for reportable segments	$11,561,024	$5,241,866
Elimination of intersegment sales	(39,613)	(11,492)

Consolidated net sales	$11,521,411	$5,230,374

	September 30,
Total Assets	2005	2004

Total assets for reportable segments	$10,652,661	$3,538,036
Adjustment for intersegment amounts	-	-

Consolidated total assets	$10,652,661	$3,538,036

NOTE 13 - SUBSEQUENT EVENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion should be read in conjunction with Managements’ Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

During 2004, we established a new division, CirTran-Asia, Inc, which has contributed to a large portion of the increase in revenue for the year ended December 31, 2004 and the nine months ended September 30, 2005. This new division is an Asian-based, wholly owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing.

CirTran has established a dedicated satellite office for CirTran-Asia, and has retained Mr. Charles Ho to lead the new division. Having proven the value and reliability of its core products, CirTran Corporation has chosen to expand into previously untapped product lines. CirTran-Asia will pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete “box-build” or “turn-key” relationships in the electronics, retail, and direct consumer markets.

We have been preparing since 2003 for this strategic move into the Asian market. Management anticipates that this new division will help to elevate CirTran to an international contract manufacturer status for multiple products in a wide variety of industries, and will, in short order, allow us to target large-scale contracts. We anticipate that our new clients will be leading manufacturing and marketing firms in the retail and direct consumer markets.

Information relating to developments in our increasing line of fitness products is as follows:

On June 7, 2004, we announced that CirTran-Asia had received an initial purchase order on May 26, 2004, relating to the manufacture of 80,000 abdominal fitness machines. This order was the first order placed with CirTran-Asia under the exclusive manufacturing agreement. Subsequently, on June 14, 2004, we received another order for 80,000 units of the abdominal fitness machines, which was announced on June 16, 2004 and through a separate press release. Since these announcements, CirTran-Asia has manufactured and shipped the product, and received payments of approximately $5,546,000. On August 13, 2004, we also announced that on August 11, 2004 we had received new orders for Wal-Mart. The company shipped to Wal-Mart the complete order of abdominal fitness machines and received payments of approximately $400,000 through the date of this Report. The units were distributed to Wal-Mart stores throughout Canada.

On September 9, 2004, we announced that on September 6, 2004, CirTran-Asia had been awarded the rights to manufacture a new abdominal fitness machine under the exclusive manufacturing agreement. This new product is another type of abdominal fitness machine. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $42,000.

On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been was awarded the rights to manufacture another type of an abdominal fitness machine under the exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,130,000.

On September 14, 2004, we announced that on September 7, 2004, we had begun manufacturing another type of abdominal fitness machine under the exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured, and shipped units, and received payments of approximately $620,000.

On September 30, 2004, we announced that on September 23, 2004, CirTran-Asia had been awarded the rights to manufacture a pilates fitness machine under the exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $85,000.

On April 28, 2005, CirTran-Asia announced that it has been awarded a $30 million contract to be the exclusive manufacturer of a new fitness machine for the sold-on-TV direct response industry. Since then, we have received orders totaling approximately $700,000 and had expected to complete the shipment of those orders before the end of September 2005. The contract was extended at the customer’s request to be weekly shipments. Since these announcements, CirTran-Asia has manufactured and shipped approximately $588,000 worth of these units.

Information relating to recent developments in new products under development along with procuring new products for development is as follows:

On August 11, 2004, we announced that CirTran-Asia received a purchase order on August 10, 2004 relating to the manufacture of a household cooking appliance for hot dogs and sausages. Since these announcements, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,290,000.

On October 1, 2004, we entered into an agreement with Transactional Marketing Partners, Inc. (“TMP”), for consulting services. Pursuant to the agreement, we engaged TMP to provide strategic planning and for introduction of new business to us. Under the agreement, we agreed to pay to TMP a fee of ten percent of the net proceeds received by us from business brought to us by TMP. The fee is to be paid within 15 calendar days following the end of the month in which we receive the net proceeds. Additionally, we agreed to pay $7,500 during each of the first six months of the term of the agreement, with such payments being viewed as an advance against the fee to be earned. The advance payments are not refundable, but will be deducted from fees earned by TMP. The agreement had an initial term of six months, beginning October 1, 2004, and could automatically extended for successive six-month periods unless either party gives written notice at least 30 days prior to the expiration of the term of the agreement of its intent not to renew. Additionally, we may terminate the agreement at any time by giving 30 days’ written notice. In March 2005, we extended our agreement an additional 6 months that would expire in early September 2005. In September 2005, the parties agreed to another six-month extention through March 2006. The parties will evaluate the relationship at that time and decide if there needs to be another extension. To date the relationship has proven successful, resulting in multiple new manufacturing relationships.

On January 19, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with a company relating to the manufacture of a hair product in California. Since these announcements, CirTran-Asia has manufactured and shipped approximately $4,860,000 worth of units of the hair care products. Early October, CirTran Corporation was notified that the company had defaulted on its obligation to its financing company. CirTran Corporation has stopped shipping under credit and is in the process of exercising its rights permitted by the agreements.

On July 7, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with a company relating to the manufacture of additional hair product in California. We have already begun shipment on previous contracts and are projecting to begin early in 2006.

Information relating to other recent developments in our on going electronics business and lines of products are as follows:

On June 10, 2005, we announced that Racore Technology Inc., (“Racore”), a subsidiary of CirTran Corporation, received a purchase order from an established city public department on the east coast for fiber optic Ethernet network adapters. Since this announcement, the product has been manufactured and shipped, and payment has been received. We continue to market and solicit orders on the Racore product line from various commercial and public agency clients.

On June 23, 2005, we announced that CirTran Corporation entered the “sold-on-TV” market by having its CirTran-Asia subsidiary build consumers' electronics products in China, and is now bringing business to the United States, refurbishing popular skill-stop slot machines from Japan for home amusement use in the United States. We continue to receive the imported machines from the customer, perform the conversion and refurbishment services and ship directly to the customer.

On June 24, 2005, we announced that Racore received a purchase order from a well-known aerospace manufacturing company for fiber optic token-ring network adapters. Direct sales of new and repeat business from this company have totaled more than $30,000. Since this announcement the product has been manufactured and shipped, and payment has been received. As of the date of this Report, we have shipped an additional $40,000 worth of product to this company.

On July 22, 2005, we announced that Racore received a purchase order from the United States Air Force for OptiCORE network interface cards.. Since this announcement, the product has been manufactured and shipped, and payment has been received.

On August 1, 2005, we announced that Racore received a purchase order for fiber optics products from another city public department located in the southern United States for fiber optic PCI Ethernet network interface cards with VF-45 connectors. Since this announcement, the product has been manufactured and shipped, and payment has been received.

On August 4, 2005, we announced that Racore received a purchase order from a well-known amusement park in the southeastern United States for more than $21,000 worth of network interface cards. Since this announcement, the product has been manufactured and shipped, and payment has been received.

On August 9, 2005, we announced that CirTran Corporation completed the first phase of the redevelopment of the next-generation SafetyNet(TM) RadioBridge(TM). Since this announcement, the company has begun working on the second phase of the contract.

On September 13, 2005, we announced that Racore had been named an "approved vendor" by the City of New York. Racore began its current business relationship with the City of New York in April when it received a request for an evaluation unit of the Racore M8190A Fiber Optic Fast Ethernet Network Adapters with Volition Patch Cords. Racore subsequently received an order placed through one of its value-added resellers. Since this announcement, the product has been manufactured and shipped, and payment has been received.

On October 11, 2005, we announced that CirTran Corporation was opening a satellite office in Los Angeles in accordance with the company’s internal expansion program. The new 2,500-square foot office will be located on the 17th floor at 1875 Century Park East in the Century City Entertainment and Business District of Los Angeles. Scheduled to open in late November, the office will serve as headquarters for CirTran’s business development and strategic planning activities for the company’s multiple business divisions including electronics, consumer products, direct response/retail and “as sold-on-TV” products. Current plans call for CirTran to open additional satellite offices in New York and London in 2006. Since this announcement, we have signed a lease for the office space in Los Angles, Ca.

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

Inventories

Inventories are stated at the lower of average cost or market value. Costs include labor, material, and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory, and finished goods inventory. Indirect overhead costs have been charged to cost of sales or capitalized as inventory based on management’s estimate of the benefit of indirect manufacturing costs to the manufacturing process.

When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether technological obsolescence exists. The Company has agreements with most of its customers that require the customer to purchase inventory items related to their contracts in the event that the contracts are cancelled. The market value of related inventory is based upon those agreements.

The Company typically orders inventory on a customer-by-customer basis. In doing so the Company enters into binding agreements that the customer will purchase any excess inventory after all orders are complete. Almost 80% of the total inventory is secured by these agreements.

Related Party Transactions

Certain transactions involving Abacas Ventures, Inc., the Saliba Private Annuity Trust and the Saliba Living Trust are regarded as related party transactions under FAS 57. Disclosure concerning these transactions is set out in this Item 2 under “Liquidity and Capital Resources - Liquidity and Financing Arrangements,” and in “Item 5 - Other Information.”

Results of Operations - Comparison of Periods ended September 30, 2005 and 2004

Sales and Cost of Sales

Net sales increased to $4,291,762 for the three months period ended September 30, 2005, as compared to $2,626,770 during the same period in 2004, for an increase of 63.4%. Net sales increased to $11,521,411 for the nine months period ended September 30, 2005, as compared to $5,230,374 during the same period in 2004, for an increase of 120.3%. The largest factor contributing to the increase of net sales during the third quarter was the new division, CirTran-Asia, which has contributed $1,664,992 and for the nine months ended September 30, 2005, a $6,295,406 increase in revenue. CirTran-Asia, the Asian-based wholly owned subsidiary of CirTran Corporation, provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing. Cost of sales increased by 26.6%, from $2,069,828 during the three months period ended September 30, 2004, to $2,620,109 during the same period in 2005. Cost of sales increased by 71.2%, from $4,066,375 during the nine months period ended September 30, 2004, to $6,962,380 during the same period in 2005. The increase in cost of sales is due to the increase in revenue. Our gross profit margin for the three months period ended September 30, 2005, was 39.0%, up from 21.2% for the same period in 2004 Our gross profit margin for the nine months period ended September 30, 2005, was 39.6%, up from 22.3% for the same period in 2004. The majority of the increase is due to a considerable increase in CirTran-Asia sales which has consistent and less favorable margins compared to the electronics assembly and Ethernet technology business operations.

Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at September 30, 2005, was $1,448,585, as compared to $1,453,754 at December 31, 2004. The decrease in inventory is nominal.

Selling, General and Administrative Expenses

During the three months ended September 30, 2005, selling, general and administrative expenses were $1,036,565 versus $876,043 for the same period in 2004, an 18.3% increase. During the nine months ended September 30, 2005, selling, general and administrative expenses were $3,565,707 versus $2,240,620 for the same period in 2004, a 59.1% increase. The increase was due to expenses related to the CirTran-Asia division, along with our efforts to aggressively market our products. Selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 2005 were 24.2% as compared to 33.4% during the same period in 2004. Selling, general and administrative expenses as a percentage of sales for the nine months ended September 30, 2005 were 30.9% as compared to 42.8% during the same period in 2004. This decrease is due in part to an increase in sales and better control of expenses.

Interest Expense

Interest expense for three months ended September 30, 2005, was $149,732 as compared to $85,446 for the same period in 2004, an increase of 75.2%. Interest expense for nine months ended September 30, 2005, was $412,530 as compared to $400,039 for the same period in 2004, an increase of 3.1%. The increase is primarily due to the convertible debenture, discussed below.

As a result of the above factors, we have net income of $575,042 for the quarter ended September 30, 2005, as compared to a net loss of ($552,086) for the quarter ended September 30, 2004. This net profit is attributed to a substantial increase in sales and better cost controls.

Liquidity and Capital Resources

Our revenues are currently greater than our expenses. We have had a history of losses preceeding this quarter, and our accumulated deficit has decreased to $17,960,059 at September 30, 2005, compared to $18,799,602 at December 31, 2004. Our net income for the quarter ending September 30, 2005, was $575,042, compared to a net loss of ($552,086) for the quarter ended September 30, 2004. Our current assets exceeded our current liabilities by $1,946,157 as of September 30, 2005, and our current liabilities exceeded our current assets by ($3,558,826) as of December 31, 2004. The decrease was mostly attributable to settlements of notes payable, an increase in accounts receivable and inventory along with acquiring the building and property. For the nine months ended September 30, 2005 and 2004, we had negative cash flows from operations of ($1,255,396) and ($1,075,957) respectively.

Cash

We had cash on hand of $377,357 at September 30, 2005, and $81,101 at December 31, 2004.

Net cash used in operating activities was $1,255,396 for the nine months ended September 30, 2005. Cash received from customers of $7,775,664 was not sufficient to offset cash paid to vendors, suppliers, and employees of $9,031,060. The non-cash charges were for depreciation and amortization of $253,701 and loan costs and interest paid from loan proceeds of $67,168. Because the Company has negative cash flows from operations, it must rely on sources of cash other than customers to support its operations. It is anticipated that various methods of equity financing will be required to support operations until cash flows from operations are positive.

Net cash used in investing activities during the nine months ended September 30, 2005, consisted of equipment purchases of $353,196 and cash acquired with PFE acquisition in the amount of $39,331.

Net cash provided by financing activities was $1,865,367 during the nine months ended September 30, 2005. Principal sources of cash were proceeds of $95,586 from notes payable to related parties, proceeds from notes payable of $1,732,067, and proceeds from the exercise of options to purchase common stock of $33,300.

Accounts Receivable

At September 30, 2005, we had receivables of $5,034,466, net of a reserve for doubtful accounts of $40,867, as compared to $1,288,719 at December 31, 2004, net of a reserve of $41,143. This increase was primarily attributed to sales having substantially increased in the last month of the third quarter as compared to the last two months in 2004. The Company has implemented an aggressive process to collect past due accounts over the past several years. Individual accounts are continually monitored for collectibilty. As part of monitoring individual customer accounts, the Company evaluates the adequacy of its allowance for doubtful accounts. Since the implementation of the new collection process, very few accounts have been deemed uncollectible. In addition, the majority of the increase in accounts receivable as of September 30, 2005, related to sales that occurred in the last month of the quarter. Therefore they were not deemed uncollectible.

Accounts Payable

Accounts payable were $2,068,346 at September 30, 2005, as compared to $1,104,392 at December 31, 2004. This increase is primarily attributed to the new sales generated from our new division, CirTran Asia and to facilitate the continuing increase in turnkey sales.

Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $17,960,059 and a total stockholders’ equity of $2,868,679 at September 30, 2005. As of September 30, 2005, our monthly operating costs and interest expenses averaged approximately $450,000 per month.

In conjunction with our efforts to improve our results of operations, discussed above, we are also actively seeking infusions of capital from investors. It is unlikely that we will be able, in our current financial condition, to obtain additional debt financing; and if we did acquire more debt, we would have to devote additional cash flow to paying the debt and securing the debt with assets. We may therefore have to rely on equity financing to meet our anticipated capital needs. There can be no assurances that we will be successful in obtaining such capital. If we issue additional shares for debt and/or equity, this will dilute the value of our common stock and existing shareholders’ positions.

Notes Payable to Equity Line Investor— During 2003, we borrowed a total of $1,830,000 from Cornell Capital Partners, LP, pursuant to nine unsecured promissory notes. The loans were made and the notes were issued from June 2003 through December 2003. In lieu of interest, we paid fees to the lender, ranging from 5% to 10%, of the amount of the loan. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by us and by the lender and its affiliate. The notes were repayable over periods ranging from 70 days to 131 days. Each of the notes stated that if we did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through December 31, 2003, we directed the repayment of $1,180,000 of these notes from proceeds generated under the Equity Line Agreement, discussed in Note 10 below. At December 31, 2003, the balance owing on these notes was $650,000. All notes were paid when due or before, and at no time did we incur the 24% penalty interest rate.

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

As noted above, we received proceeds of $5,030,000 from notes payable to Cornell. We used the proceeds from these notes to fund operating losses of approximately $2,938,000, pay down accounts payable, notes payable and other settlements of approximately $1,401,000, purchase equipment and tooling in the amount of $391,000, and to invest in Broadata in the amount of $300,000. During January 2005, the Company received proceeds of $565,000 from an additional note payable to Cornell. We used the proceeds of this note to fund the settlement with the Internal Revenue Service

With the sale of the Debenture in May 2005, $2,265,000 of the proceeds from the sale of the Debenture were paid to Cornell to repay promissory notes in the amounta of $1,700,000 and $565,000. Pursuant to an agreement with Cornell, no interest was paid and the notes were deemed paid in full.

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

During the year ended December 31, 2004, we drew an aggregate amount of $2,150,000 under the Equity Line Agreement, pursuant to draws on the Equity Line, net of fees of $86,000, and issued a total of 57,464,386 shares of common stock to Cornell under the Equity Line Agreement. We used the proceeds from the equity line to pay the notes to Cornell, discussed above.

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

In May 2005, the Equity Line Agreement was allowed to expire by its terms. Our last draw on the Equity Line was made in July 2004.

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

Convertible Debenture - On May 26, 2005, the Company entered into an agreement with Highgate House Funds, Ltd. (“Highgate”) to sell to Highgate a $3,750,000, 5% Secured Convertible Debenture (the “Debenture”). The Debenture is due December 2007 and is secured by all of the Company’s property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company’s common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, Highgate may elect to convert principal amounts owing on the Debenture into shares of the Company’s common stock at a conversion price equal to the lesser of $0.10 per share, or an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon.

Highgate’s right to convert principal amounts into shares of the Company’s common stock is limited as follows:

(iv)
Highgate may convert up to $250,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the market price of the Company’s stock is $0.10 per share or less at the time of conversion;

(v)
Highgate may convert up to $500,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the price of the Company’s stock is greater than $0.10 per share at the time of conversion; provided, however, that Highgate may convert in excess of the foregoing amounts if the Company and Highgate mutually agree; and

(vi)
Upon the occurrence of an event of default, Highgate may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may convert the Debentures and accrued interest thereon into shares of the Company’s common stock.

Except in the event of default, Highgate may not convert the Debenture for a number of shares that would result in Highgate owning more than 4.99% of the Company’s outstanding common stock.

The Company granted Highgate registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company’s common stock issuable upon conversion of the debenture. The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company filed the registration statement on September 23, 2005. As of the date of this report, the registration statement had not been declared effective.

The Company determined that Highgate LLC received a beneficial conversion option and allocated $441,402 of the proceeds received to the beneficial conversion option that resulted in an offsetting discount to the note payable. The discount on the note payable is being amortized to interest expense from the date proceeds were received through December 2007, and amounted to $16,271 of accretion of the discount during the nine months ended September 30, 2005.

In connection with the sale of the Debenture, $2,265,000 of the proceeds was paid directly to Cornell to repay promissory notes. Fees of $256,433 were also withheld from the proceeds. As such, of the total Debenture amount of $3,750,000, the net proceeds to us were $1,228,567. The proceeds will be used for general corporate and working capital purposes, at the Company’s discretion.

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

Item 3. Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, who is also our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the applicable time periods..

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 31, 2006. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2005, the Company had accrued liabilities in the amount of $143,627 for delinquent payroll taxes, including interest and penalties due to the State of Utah. In November 2003, the Company entered into an agreement with the Utah State Tax Commission to allow the Company to pay the liability owing to the State of Utah in equal monthly installments over a two year period. Under the agreement, the Company would make monthly payments of $4,000 per month through November 2005. As of November 11, 2005, the Company was current in its payments to the State of Utah.

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

As of September 30, 2005, the Company was in default of its obligations under the settlement agreement with Sunborne, i.e., the total payment due thereunder had not been made, a registration statement with respect to the escrowed shares was not filed, and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. Accordingly, Sunborne has filed the Confession of Judgment and proceeded with execution thereon. Additionally, Sunborne sold the 3,000,000 shares. The Company is continuing to negotiate with Sunborne in an attempt to settle the remaining obligation.

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

Howard Salamon, dba Salamon Brothers vs. CirTran Corporation, Civil No. 2:03-00787, U.S. District Court, District of Utah. Howard Salamon originally filed suit against the Company in the U.S. District Court, Eastern District of New York, seeking payment of a commission, consisting of shares of the Company’s common stock valued at $350,000, allegedly owed in connection with Salamon’s introducing the Company to Cornell Capital Partners, L.P., the Equity Line Investor. The Company disputes the claims in the complaint. The case was dismissed in New York and refiled in Utah. The Company has filed its answer in the Utah case, and the lawsuit is proceeding. The Plaintiff sought leave to file a supplemental complaint, which the court granted. The Company subsequently was served with the supplemental complaint, in which Salamon seeks additional commissions, consisting of shares of the Company’s common stock valued at $1,400,000 (for an aggregate claim of $1,750,000), to which the Company filed its answer. The parties filed cross motions for summary judgment. A ruling on the motions had not been issued as of the date of this report. The Company is also currently conducting settlement negotiations.

RecovAR Group, LLC vs. CirTran Corporation, Inc., District Court of Maryland. This matter arises from an agreement between the Company and United Parcel Services, Inc. ("UPS"). UPS alleges that the Company owes approximately $8,024 for services rendered. RecovAR Group, LLC, brought the action on behalf of UPS. The Company is continuing its settlement negotiations with RecovAR Group, LLC.

CirTran Asia v. Mindstorm  Civil No. 050902290, Third Judicial District Court, Salt Lake County, State of Utah.  CirTran Asia brought suit against Mindstorm Technologies, LLC, for nonpayment for goods provided.  On April 22, 2005, the defendant filed its answer and counterclaim, following which, defendant's counsel withdrew from representation.  CirTran Asia notified defendant that under local rules it was required to appoint successor counsel.  The defendant failed to do so, and CirTran Asia moved for default judgment, which was granted.  CirTran Asia submitted a proposed order of default judgment in the amount of $288,529.29 to the court in September 2005, which has been signed.

CirTran Asia, et al. v. International Edge, et al., Civil No. 2:05 CV 413BSJ, U.S. District Court, District of Utah.  On May 11, 2005, CirTran Asia, UKING System Industry Co., Ltd., and Charles Ho filed suit against International Edge, Inc., Michael Casey Enterprises, Inc., Michael Casey, David Hayek, and HIPMG, Inc., for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, and fraud in relation to certain licensing issues relating to the Ab King Pro.  The defendants counterclaimed, alleging breach of contract, fraud, defamation and related claims, all related to the Ab King Pro.   CirTran Asia and the other plaintiffs filed their reply to the counterclaim, disputing all of the allegations and claims.  International Edge filed a motion to dismiss for lack of jurisdiction, which was pending as of the date of this report. CirTran Asia intends to vigorously pursue this action.

CirTran Asia v. Robinson, Civil No. 050915272, Third Judicial District Court, Salt Lake County, State of Utah.  On August 30, 2005, CirTran Asia brought suit against Glenn Robinson, one of the principals of Mindstorm Technologies, LLC, for nonpayment for goods provided. Mr. Robinson has filed an answer.  CirTran Asia intends to vigorously pursue this action.

Item 5. Other Information

Abacas Ventures

An explanation of the relationship between CirTran and Abacas Ventures, Inc., is as follows:

Two trusts, the Saliba Living Trust and the Saliba Private Annuity Trust (collectively, the “Saliba Trusts”), were investors in Circuit Technology, a Utah corporation and predecessor entity of the Company. The trustees of the trusts are Tom and Betty Saliba, and Tom Saliba, respectively. (Tom Saliba is the nephew of the grandfather of Trevor Saliba, one of the directors of CirTran.) In July 2000, CirTran Corporation merged with Circuit Technology. Through that merger, the Saliba Trusts became shareholders of CirTran. The Saliba Trusts are also two of the shareholders of an entity named Abacas Ventures, Inc. (“Abacas”). At the time of the merger, CirTran was in default on several of its obligations, including an obligation to Imperial Bank. The Saliba Trusts, through Abacas, purchased the bank’s claim against CirTran to protect their investment in CirTran. Since that time, Abacas has continued to settle debts of CirTran to improve Abacas’s position and to take advantage of certain discounts that creditors of CirTran offered to settle their claims. On two occasions, the Abacas shareholders have agreed to convert outstanding debt owed by CirTran to Abacas into shares of CirTran common stock (discussed below). Abacas continues to work with the company to settle claims by creditors against CirTran, and, on occasion, to provide funding. There can be no assurance that Abacus will agree to convert its existing debt, or any debt it acquires in the future, into shares of CirTran, or that conversions will occur at a price and on terms that are favorable to CirTran. If Abacus and CirTran cannot agree on acceptable conversion terms, Abacus may demand payment of some or all of the debt. If CirTran does not have sufficient cash or credit facilities to pay the amount then due and owing by CirTran to Abacus, Abacus may exercise its rights as a senior secured lender and commence foreclosure or other proceedings against the assets of CirTran. Such actions by Abacus could have a material adverse effect upon CirTran and its ability to continue in business.

In January, 2002, the Company entered into an agreement with Abacas under which the Company issued an aggregate of 19,987,853 shares of common stock to four of Abacas’s shareholders in exchange for cancellation by Abacas of an aggregate amount of $1,499,090 in senior debt owed to the creditors by the Company. The shares were issued with an exchange price of $0.075 per share, for the aggregate amount of $1,500,000.

In December, 2002, the Company entered into an agreement with Abacas under which the Company issued an aggregate of 30,000,000 shares of common stock to four of Abacas’s shareholders in exchange for cancellation by Abacas of an aggregate amount of $1,500,000 in senior debt owed to the creditors by the Company. The shares were issued with an exchange price of $0.05 per share, for the aggregate amount of $1,500,000.

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

In March 2005, the shareholders of Abacas agreed to cancel $2,050,000 of principal and accrued interest in return for the Company’s issuing 51,250,000 shares of our restricted common stock to certain shareholders of Abacas. No registration rights were granted.

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

In 1999, Circuit entered into an agreement with Cogent Capital Corp., or “Cogent,” a financial consulting firm, whereby Cogent agreed to assist and provide consulting services to Circuit in connection with a possible merger or acquisition. Pursuant to the terms of this agreement, we issued 800,000 (pre-forward split) restricted shares (12,000,000 post-forward split shares) of our common stock to Cogent in July 2000 in connection with our acquisition of the assets and certain liabilities of Circuit. The principal of Cogent was appointed a director of Circuit after entering into the financial consulting agreement and resigned as a director prior to the acquisition of Circuit by Vermillion Ventures, Inc. on July 1, 2000.

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

Purchase of Interests in Landlord

On March 31, 2005, the Company entered into a Membership Acquisition Agreement (the “Acquisition Agreement”) with Rajayee Sayegh (the “Seller”) for the purchase of one hundred percent (100%) of the membership interests in PFE Properties LLC, a Utah limited liability company (“PFE”). Under the Acquisition Agreement, the Company agreed to issue twenty million (20,000,000) shares of its restricted common stock, with a fair value of $800,000 on the date of issuance. No registration rights were granted. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and the rules and regulations promulgated thereunder.

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

CIRTRAN CORPORATION

Date: November 11, 2005	By:	/s/ Iehab J. Hawatmeh

Iehab J. Hawatmeh
President and Chief Financial Officer