Form 10KSB
period 2005-12-31
CIRTRAN CORP
filed 2006-04-17
CIK 813716

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005, or

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year:  $12,992,512

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of April 14, 2006, was $16,137,771.

As of April 14, 2006, the Registrant had outstanding 616,586,117 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    Page

Part I

1.   Description of Business                                                 3

2.   Description of Properties                                              30

3.   Legal Proceedings                                                      31

4.   Submission of Matters to a Vote of Security Holders                    33

Part II

5.   Market for Common Equity and Related Stockholder Matters               33

6.   Management's Discussion and Analysis or Plan of Operation              37

7.   Financial Statements                                                   51

8.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                   51

8A.  Controls and Procedures                                                51

Part III

9.   Directors, Executive Officers, Promoters and Control
      Persons; Compliance with Section 16(a) of the Exchange Act            53

10.  Executive Compensation                                                 55

11.  Security Ownership of Certain Beneficial Owners and Management         62

12.  Certain Relationships and Related Transactions                         63

13.  Exhibits                                                               65

14.  Principal Accountant Fees and Services                                 69

Signatures                                                                  71

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY CIRTRAN AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS ANNUAL
REPORT. WE DISCLAIM ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

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

During 2004, we established a new division, CirTran-Asia, Inc, which has contributed to a large portion of the increase in revenue for the year ended December 31, 2004 and the year ended December 31, 2005. This division is an
Asian-based, wholly owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing. We anticipate that CirTran-Asia will pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets. This strategic move into the Asian market has helped to elevate CirTran to an international contract manufacturer status for multiple products in a wide variety of industries, and has, in short order, allow us to target large-scale contracts.

CirTran has established a dedicated satellite office for CirTran-Asia, and has retained Mr. Charles Ho to lead the new division. Having proven the value and reliability of its core products, CirTran Corporation has chosen to expand into previously untapped product lines.

On December 2, 2005, we announced that we had formed a new division, CirTran Products, which will offer products for sale at retail. The new division will be run from our new Los Angeles office, with Trevor Saliba, our executive vice president for worldwide business development, working to develop sales. We anticipate that consumer products built by our CirTran Asia subsidiary, as well as other products which we plan to acquire, will be available for retail sale in 2006.

On March 21, 2006, we announced that we had formed a new subsidiary to provide end-to-end services to the direct response and entertainment industries. The new division will provide product marketing, production, media funding and merchandise manufacturing services. Forming this new division was a necessary step to maximize product manufacturing opportunities for CirTran's proprietary products and to provide marketing services for individual entrepreneurs and inventors. The new division will be headquartered in CirTran's Los Angeles (Century City) offices and be headed by Mr. Saliba. We are presently in development of proprietary programs to be launched in the product marketing division, production services and media funding divisions. We are also in final discussions on two projects for our merchandising division. We continue to pursue opportunities in the direct response and entertainment division to maximize manufacturing and business opportunities

         Information relating to developments in our increasing line of fitness products is as follows:

In  early  June  2004,  the  Company  entered  into an  exclusive  manufacturing agreement with certain Developers, including Charles Ho, the President of CirTran-Asia. Under the terms of the agreement, CirTran, through its wholly-owned subsidiary CirTran-Asia, has the exclusive right to manufacture certain products developed by the Developers or any of their affiliates. Pursuant to the agreement, we could enter into addendum agreements with the developers with respect to particular products to be produced and manufactured. The agreement was to be for an initial term of 36 months, and may be continued after that on a month-to-month basis unless terminated by either party by providing written notice.

On June 7, 2004, we announced that CirTran-Asia had received an initial purchase order on May 26, 2004, from International Edge relating to the manufacture of 80,000 abdominal fitness machines. This order was the first order placed with CirTran-Asia under the exclusive manufacturing agreement. Subsequently, on June 14, 2004, we received another order for 80,000 units of the abdominal fitness machines, which was announced on June 16, 2004, through a separate press release. The Company received many orders subsequent to these first orders. Since these announcements, CirTran-Asia has manufactured, shipped, and received payments of approximately $5,546,000. On August 13, 2004, we also announced that on August 11, 2004 we had received new orders for Wal-Mart. The Company shipped to Wal-Mart the complete order of abdominal fitness machines and received payments of approximately $400,000 through the date of this Report. The units were distributed to Wal-Mart stores throughout Canada.

         On September 9, 2004, we announced that on September 6, 2004, CirTran-Asia had been awarded the rights to manufacture the Ab Trainer Club Pro, a new abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. This new product is another type of abdominal fitness machine. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $42,000.

         On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been awarded the rights to manufacture the AbRoller, another type of an abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,600,000.

         On September 14, 2004, we announced that on September 7, 2004, we had begun manufacturing the Instant Abs product, another type of abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had
manufactured,   and  shipped  units,  and  received  payments  of  approximately
$640,000.

         On September 30, 2004, we announced that on September 23, 2004, CirTran-Asia had been awarded the rights to manufacture the Denise Austin
Pilates product, a pilates fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $85,000.

         On April 28, 2005, CirTran-Asia announced that it has been awarded a contract (the "April 2005 Agreement") from Guthy - Renker Corporation ("GRC") to be the exclusive manufacturer of a new fitness machine (the "Fitness Product") for the sold-on-TV direct response industry. Pursuant to the April 2005 Agreement, GRC agreed to purchase all of its requirements of the Fitness Product during the term of the April 2005 Agreement, which is defined as running from the signing of the agreement through the time when the Fitness Product is not being sold in quantity. Since signing the April 2005 Agreement, we have received orders totaling approximately $1,370,000. Since these announcements, CirTran-Asia has manufactured and shipped orders and has received $968,000 as payment for such shipments.

         Information relating to recent developments in new products under development along with procuring new products for development is as follows:

         On August 11, 2004, we announced that CirTran-Asia received a purchase order from Emson in New York, on August 10, 2004 relating to the manufacture of a household cooking appliance for hot dogs and sausages. Since these announcements, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,320,000.

         On October 1, 2004, we entered into an agreement with Transactional Marketing Partners, Inc. ("TMP"), for consulting services. Pursuant to the agreement, we engaged TMP to provide strategic planning and for introduction of new business to us. Under the agreement, we agreed to pay to TMP a fee of ten percent of the net proceeds received by us from business brought to us by TMP. The fee is to be paid within 15 calendar days following the end of the month in which we receive the net proceeds. Additionally, we agreed to pay $7,500 during each of the first six months of the term of the agreement, with such payments being viewed as an advance against the fee to be earned. The advance payments are not refundable, but will be deducted from fees earned by TMP. The agreement had an initial term of six months, beginning October 1, 2004, and could automatically extended for successive six-month periods unless either party gives written notice at least 30 days prior to the expiration of the term of the agreement of its intent not to renew. Additionally, we may terminate the agreement at any time by giving 30 days' written notice. In March 2006, the parties have agreed to six-month extensions through September 2006. The parties will evaluate the relationship at that time and decide if there needs to be another extension. To date the relationship has proven successful, resulting in multiple new manufacturing relationships.

On January 19, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with Advanced Beauty Solutions L.L.C. ("ABS"), a company relating to the manufacture of a hair product in California. Since these announcements, CirTran-Asia has manufactured and shipped approximately $4,550,000 worth of units of the hair care products. Early October, CirTran Corporation was notified that ABS had defaulted on its obligation to its financing company. CirTran
Corporation has stopped shipping under credit and is in the process of exercising its rights permitted by the agreements.

         On July 7, 2005, CirTran Corporation signed another Exclusive Manufacturing Agreement with ABS, relating to the manufacture of a hair dryer product in California. We had already begun shipment on previous contracts and were projecting to begin early in 2006.

         In early October 2005, CirTran Corporation was notified that ABS had defaulted on its obligation to its financing company. In October 2005, we terminated the agreement for both products based on the default. In January 2006, following efforts to resolve the disputes with ABS, the Company filed a lawsuit against ABS, claiming breach of contract, interference with contractual relationships, unjust enrichment, and fraud, and seeking damages from ABS.

         With respect to the flat iron products, through October 2005, CirTran had shipped to ABS directly approximately $4,746,000 worth of the product, and CirTran had received from ABS or its finance company a total amount of approximately $788,000. In November 2005, CirTran repossessed from ABS approximately $2,341,000 worth of the products in the United States, as we were permitted to do pursuant to the agreement. As of April 14, 2006, CirTran has a balance remaining unpaid from ABS of approximately $1,600,000 for the flat iron product.

         Since November 2005, CirTran has been pursuing its rights under the agreement and has been offering the flat iron product for sale directly to ABS's customers. In doing so, CirTran sold to ABS's international customers directly approximately $411,000 worth of the flat iron product. The shipments have all been paid in full. These products shipped were not part of the repossessed inventory.

         On January 24, 2006, ABS filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the "Bankruptcy Court"), Case No. SV 06-10076 GM. On January 30, 2006, a hearing ("Hearing") was held to consider the Emergency Motion for Order Approving the Settlement and Compromise of the Disputed Secured Claims of Inventory Capital Group, Inc. ("ICG"), and Media Funding Corporation ("MFC") (the "Settlement Motion") filed by ABS. The continued Hearing on the Settlement Motion was held on February 16, 2006, at which time the settlement was modified. Prior to a separate hearing held on March 24, 2006, on ABS's Motion for Order: (1) Approving Sale and Assignment of Substantially All Assets of the Estate Free and Clear of Liens; (2) Approving Assumption and Assignment of Leases and Executory Contracts Included in the Sale and Rejection of Leases and Executory Contracts Not Included in the Sale; and (3) Granting Related Relief (the "Sale Motion"), the settlement was further modified. The modifications to the proposed settlement were read into the Bankruptcy Court's record at the Hearing on the Settlement Motion and the March 24, 2006 hearing on the Sale Motion ("Proposed Modifications"). Written notice of the Proposed Modifications was provided to creditors and parties in interests on March 27, 2006, and the Declaration of James C. Bastian, Jr., attesting that no objections to the Proposed Modifications have been received by ABS, was filed with the Bankruptcy Court. As of April 14,2006, an order approving the settlement had been entered by the Bankruptcy Court.

         Subject to and conditioned upon the approval of the settlement by the Bankruptcy Court and Bankruptcy Court approval of and consummation of the sale of substantially all of ABS's assets to the Company pursuant to the Sale Motion, the Company shall have an allowed claim against the ABS's estate in the amount of $2,350,000, of which $750,000 shall be credited to the purchase of substantially all of ABS's assets. Under the settlement, the Company shall be allowed to participate as a general unsecured creditor of ABS's estate in the amount of $1,600,000 on a pari passu basis with the $2,100,000 general unsecured claim of certain insiders of ABS and subject to the prior payment of certain secured, priority, and non-insider claims in the amount of approximately $1,507,011. Subject to final negotiation and execution of a definitive purchase agreement and Bankruptcy Court Approval of the sale, CirTran Corporation shall purchase substantially all of ABS's assets in exchange for (i) a cash payment in the amount of $1,125,000, (ii) a reduction of CirTran's allowed claim in the Bankruptcy Case by $750,000, (iii) the assumption of any assumed liabilities, and (iv) the obligation to pay ABS a royalty equal to $3.00 per True Ceramic Pro flat iron unit sold by ABS (the "Royalty Obligation"). The Royalty Obligation shall be capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the 2 year anniversary of the Closing, then, within 30 days of such anniversary, the Company shall pay ABS an amount equal to $435,000 less the royalty payments made to date. As part of the settlement, the Company shall exchange general releases with, among others, ABS, Jason Dodo (the manager of ABS), Inventory Capital Group ("ICG"), and Media Funding Corporation ("MFC"). The settlement also resolves a related dispute with ICG in which ICG will assign $65,000 of its secured claim against ABS to the Company.

         With respect to the hair dryers, as of April 14, 2006, we had not received any orders or shipped any products, either to ABS or its customers.

         On January 9, 2006, we announced the first contract of the new year that could amount to $22 million in sales over the life of the contract. Arrowhead Industries, Inc., of Windermere, Florida, has awarded an exclusive contract to CirTran to manufacture its patented Hinge Helper (TM) do-it-yourself utility tool. The Hinge Helper will be manufactured by CirTran-Asia, the Company's China-based subsidiary. The exclusive manufacturing contract is for three years. Arrowhead has completed the infomercial and will begin media testing within 60 days from January 9, 2006. CirTran-Asia has provided Arrowhead multiple generation versions of the product for the Direct Response and Retail distribution. It is anticipated that the program will launch towards the end of the second quarter 2006.

         Information relating to other recent developments in our on-going electronics business and lines of products are as follows:

         On June 10, 2005, we announced that Racore Technology Inc., ("Racore"), a subsidiary of CirTran Corporation, received a purchase order from the New York Fire Department, an established city public department on the east coast for fiber optic Ethernet network adapters. Since this announcement, the product has been manufactured and shipped, and a payment of $9,000 has been received. We continue to market and solicit orders on the Racore product line from various commercial and public agency clients.

         On June 23, 2005, we announced that CirTran Corporation entered the "sold-on-TV" market by having its CirTran-Asia subsidiary build consumers' electronics products in China, and is now bringing business to the United
States, refurbishing popular skill-stop slot machines from Japan for home amusement use in the United States. We continue to receive the imported machines from Rock Bottom Slots, perform the conversion and refurbishment services and ship directly to the customer.

         On June 24, 2005, we announced that Racore received a purchase order from Lockheed-Martin, a well-known aerospace manufacturing company for fiber optic token-ring network adapters. Direct sales of new and repeat business from this company have totaled more than $30,000. Since this announcement the product has been manufactured and shipped, and payment has been received. As of the date of this Report, we have shipped an additional $40,000 worth of product to this company.

         On July 22, 2005, we announced that Racore received a purchase order from the United States Air Force for OptiCORE network interface cards. Since this announcement, the product has been manufactured and shipped, and payments of $15,000 have been received.

         On August 1, 2005, we announced that Racore received a purchase order for fiber optics products from Cherokee City Appraisal District, another city public department located in the southern United States for fiber optic PCI Ethernet network interface cards with VF-45 connectors. Since this announcement, the product has been manufactured and shipped, and a payment of $1,030 has been received.

         On August 4, 2005, we announced that Racore received a purchase order from Walt Disney World, a well-known amusement park in the southeastern United States, for more than $21,000 worth of network interface cards. Since this announcement, the product has been manufactured and shipped, and payment has been received.

         On August 9, 2005, we announced that CirTran Corporation completed the first phase of the redevelopment of the next-generation SafetyNet(TM) RadioBridge(TM). Since this announcement, the Company has completed working on the second phase of the contract. On March 14, 2006, Aegis Assessments, Inc., a wireless technology company, announced that it has ordered a $250,000 initial production run of the next generation SafetyNet(TM) RadioBridge(TM)from the Company.
         On September 13, 2005, we announced that Racore had been named an "approved vendor" by the City of New York. Racore began its current business relationship with the City of New York in April when it received a request for an evaluation unit of the Racore M8190A Fiber Optic Fast Ethernet Network Adapters with Volition Patch Cords. Racore subsequently received an order placed through one of its value-added resellers. Since this announcement, the product has been manufactured and shipped, and a payment of $4,500 has been received.

         On October 11, 2005, we announced that CirTran Corporation was opening a satellite office in Los Angeles in accordance with the Company's internal expansion program. The new 2,500-square foot office will be located on the 17th floor at 1875 Century Park East in the Century City Entertainment and Business District of Los Angeles. Scheduled to open in late November, the office will serve as headquarters for CirTran's business development and strategic planning activities for the Company's multiple business divisions including electronics, consumer products, direct response/retail and "as sold-on-TV" products. Current plans call for CirTran to open additional satellite offices in New York and London in 2006. Since this announcement, we have signed a lease for the office space in Los Angeles, California.

         On December 2, 2005, we announced that we had formed a new division, CirTran Products, which will offer products for sale at retail. The new division will be run from our new Los Angeles office, with Trevor Saliba, our executive vice president for worldwide business development, working to develop sales. We anticipate that consumer products built by our CirTran Asia subsidiary, as well as other products which we plan to acquire, will be available for retail sale in 2006.
         .
Industry Background

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

Electronics Assembly and Manufacture

As of December 31, 2005, approximately 23% of our revenues were generated by our low-volume electronics assembly activities, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production. Our goal is to offer customers significant competitive advantages that can be obtained from manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management and increased purchasing power.

As part of our electronics assembly and manufacture focus, in April 2004, we entered into a Preferred Manufacturing Agreement (the "Broadata Agreement") with Broadata Communications, Inc. ("Broadata"). Under this agreement, we will perform exclusive "turn-key" manufacturing services handling most of Broadata's manufacturing operations from material procurement to complete finished box-build. Specifically, Broadata agreed that during the three-year term of the Broadata Agreement, we would be the exclusive manufacturer of the Broadata products covered by the Broadata Agreement. Under the Broadata Agreement, Broadata issues us purchase orders specifying the work to be completed and the delivery time. The price paid for work performed under the Broadata Agreement is our costs plus 10%, plus an assembly fee of $0.07 per component and an hourly charge of $18 per hour for manual assembly, mechanical assembly, and testing, subject to periodic review and adjustment. We agreed to ship the products manufactured FOB West Valley City, Utah. Beginning in May 2005, we began handling a portion of Broadata's manufacturing operations from material procurement to complete finished box-build. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party.

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

Contract Manufacturing

Through our subsidiary, CirTran-Asia, we design, engineer, manufacture and supply products in the electronics, consumer products and general merchandise industries for various marketers, distributors and national retailers. This new division is our Asian-based, wholly owned subsidiary, and provides manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design; product development and prototyping; tooling; and high-volume manufacturing. This strategic move into the Asian market has helped to elevate CirTran to an international contract manufacturer status for multiple products in a wide variety of industries, and has, in short order, allowed us to target large-scale contracts.

CirTran has established a dedicated satellite office for CirTran-Asia, and has retained Mr. Charles Ho to lead the new division. Having proven the value and reliability of its core products, CirTran Corporation has chosen to expand into previously untapped product lines. CirTran-Asia intends to pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets.

Market and Business Strategy

Our goal is to benefit from the increased market acceptance of, and reliance upon, the use of manufacturing specialists by many OEMs, marketing firms, distributors and national retailers. We believe the trend towards outsourcing manufacturing will continue. OEMs utilize manufacturing specialists for many reasons, including the following:

         * To Reduce Time to Market. Due to intense competitive pressures in the electronics and general manufacturing industry, OEMs are faced with increasingly shorter product life-cycles and, therefore, have a growing need to reduce the time required to bring a product to market. We believe OEMs can reduce their time to market by using a manufacturing specialist's manufacturing expertise and infrastructure.

         * To Reduce Investment. The investment required for internal manufacturing has increased significantly as products have become more technologically advanced and are shipped in greater unit volumes. We believe use of manufacturing specialists allows OEMs to gain access to advanced manufacturing capabilities while substantially reducing their overall resource requirements.

         * To Focus Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs are focusing their resources on activities and technologies which add the greatest value to their operations. By offering comprehensive electronics assembly and related manufacturing services, we believe manufacturing specialists allow OEMs to focus on their own core competencies such as product development and marketing.

         * To Access Leading Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise to manufacture products internally. We believe OEMs are motivated to work with a manufacturing specialist to gain access to the specialist's expertise in interconnect, test and process technologies.

         *        To  Improve   Inventory   Management  and  Purchasing   Power.
Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large required investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using a manufacturing specialist's volume procurement capabilities. In addition, a manufacturing specialist's expertise in inventory management can provide better control over inventory levels and increase the OEM's return on assets.

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

Suppliers; Raw Materials

Our sources of components for our electronics assembly business are either manufacturers or distributors of electronic components. These components include passive components, such as resisters, capacitors and diodes, and active components, such as integrated circuits and semi-conductors. Our suppliers include Siemens, Muriata-Erie, Texas Instruments, Fairchild, Harris and Motorola. Distributors from whom we obtain materials include Avnet, Future Electronics, Digi-key and Force Electronics. Although we have experienced shortages of various components used in our assembly and manufacturing processes, we typically hedge against such shortages by using a variety of sources and, to the extent possible, by projecting our customer's needs.

Research and Development

During 2005 and 2004, CirTran Corporation spent approximately $200,000 and $75,000, respectively, on research and development of new products and services. The costs of that research and development were paid for by our customers. In addition, during the same periods, our subsidiary, Racore, spent approximately $45,000 and $42,536, respectively. None of Racore's expenses were paid for by its customers. We remain committed, particularly in the case of Racore, to continuing to develop and enhance our product line as part of our overall business strategy.

Beginning in 2004, Racore started working more aggressively on marketing existing products by simplifying ordering and sales processing to existing customers. We are also working towards some cost reduced versions of existing product line and adding new sales channels. We are also in the process of expanding the current product line, adding new product categories to existing sales channels, along with products with reduced development costs, quicker time to market, higher profit margins, greatly reduced support costs, less pressure from competitors and shorter sales cycles.

In the coming months, we anticipate that Racore will redesign some of its products to reduced versions of existing products, but also similar yet unique products that will satisfy market needs which currently have no deliverable or affordable solutions. These products will realize reduced development costs, quicker time to market, higher profit margins, greatly reduced support costs, less pressure from competitors, and shorter sales and delivery cycles. These products will leverage our expertise in the areas of fiber optics, security, and portability.

We possess advanced design and engineering capabilities with experienced professional staffs at both our Salt Lake City and ShenZhen offices for electrical, software, mechanical and industrial design. This provides the end client a total solution for original design, re-design and final design of products.

Sales and Marketing

As of April 14, 2006, we had three individuals on our internal sales staff, and we have continued to pursue sales representative relationships with firms that work as independent contractors in generating new business. We signed an agreement with TMP and have other outside independent contractors that we continue to work with. This is advantageous to the Company, as it provides the Company with a broad sales network with no direct cost. It is our intention to continue pursuing sales representative relationships as well as internal salaried  sales  executives.  Early  in 2006  the  Company  opened  a  dedicated satellite sales/engineering office in Los Angeles to headquarter all business development activities companywide. The Company has since begun staffing this office with administrative and project management staff. The Company is still pursuing product development and business development professionals with concentrated efforts on the direct response, product and retail distribution divisions as well as sales executives for the electronics manufacturing division.

We are working aggressively to market existing products through current sales channels. We will also add major new conduits to deliver products and services directly to end users, as well as motivate our distributors, partners, and other third party sales mechanisms. We continue to simplify and improve the sales, order, and delivery process. We are also pursuing strategic relationships with retail distribution firms to engage with us in a reciprocal relationship where they would act as CirTran's retail distribution arm and we would act as their manufacturing arm with both parties giving the other priority and first opportunity to work on the other's products.

Historically, we have had substantial recurring sales from existing customers, though we continue to seek out new customers to generate increased sales. We treat sales and marketing as an integrated process involving direct salespersons and project managers, as well as senior executives. We also use independent sales representatives in certain geographic areas. We have also engaged strategic consulting groups to make strategic introductions to generate new business. This strategy has proven successful, and has already generated multiple manufacturing contracts. These relationships were responsible for a portion of sales generated in 2005 and we anticipate will be a major factor in our sales growth for 2006 and 2007.

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

In 2005, 38% of our net sales were derived from pre-existing customers, whereas during the year ended December 31, 2004, only 20% of our net sales were derived from customers that were also customers during 2003. In 2005, 62% of our sales were derived from new business, with the majority of those sales being secured by exclusive manufacturing contracts. In 2005, our major new customer was Advanced Beauty Solutions, LLC which accounted for about 35% of our net sales. Our second and third largest customers for 2005 were also new customers, Tristar Products with about 14%, and Emson with 9% of our net sales. Our largest pre-existing customer was Dynojet Research Inc. with over 8% of our net sales. We anticipate that our exclusive manufacturing contracts with Guthy-Renker, Reliant and Arrowhead Industries will contribute significantly to our sales for 2006 and 2007 as those projects are scheduled to roll out in the second and third quarter of 2006. Historically, a small number of customers accounted for a significant portion of our electronics assembly and manufacture division net sales.

Our expansion into China manufacturing has allowed us to increase our sales, manufacturing capacity and output with minimal capital investment required. By using various subcontractors among which are Zhejiang Hengtai Machinery Manufacturing Co., Ltd., which manufactures the Supreme Pilates and Zhejiang Cuiori Electrical Appliances Co., Ltd,, which manufactures the Perfect Grill, we leverage our upfront payments for inventories and tooling to control costs and receive benefits from economics of scale in Asian manufacturing facilities. These expenses can be upwards of $100,000 per product. The Company will, depending on the contract, prepay anywhere from 10% to 50% of the purchase orders for materials to some of the factories we have contracts with. In exchange for theses financial commitments, the Company receives dedicated manufacturing responsiveness hence eliminating the costly expense associated with capitalizing complete proprietary facilities.

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. As of April 14, 2006, our backlog was approximately $1,700,000 with confirmed deliveries dates. The Company also has a total of approximately $90,000,000 of signed contracts for blanket quantities (i.e. the full amount of the contract), in which the customer agrees to purchase a set amount and will issue purchases against the contract when product is needed. The majority of these blanket quantities orders are two contracts from Arrowhead for $22,000,000 and Reliant for $30,000,000. We have a $30,000,000 contract  from  Guthy - Renker  Corporation,  a  contract  from  Emson for about

$7,000,000 along with a few other smaller contracts. Each contract contains a buy out clause that varies, depending on the product and amounts of product agreed upon.

In December of 2004, we issued a press release relating to our hiring of Mr. Patrick L. Gerrard Sr. as a director of our corporate Quality Control Systems. We also announced that we had received an order for the United States Air Force. The products were built and shipped to them.

Management has continued its internal plan for increasing sales, reducing costs and restructuring the overall financial condition. As part of this strategy, sales for the Company in 2005 were greater than sales in 2004, and the Company reached an offer in compromise with the Internal Revenue Service in 2004 and the State of Utah in 2006 settling all outstanding tax liabilities.

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

In March 2004, we issued two additional press releases relating to our potential acquisition of an interest in a manufacturer of digital fiber optic cable equipment. On March 18, 2004, we announced that we had signed a letter of intent to acquire a minority interest in a manufacturer based in southern California, and that in connection with the acquisition, we anticipated that we would enter into an exclusive manufacturing agreement. On March 26, 2004, we announced that we anticipated that we expected to finalize the acquisition of the interest and the exclusive agreement. On April 14, 2004, we entered into a stock purchase agreement with Broadata Communications, Inc., a California corporation ("Broadata") under which we purchased 400,000 shares of Broadata Series B Preferred Stock (the "Broadata Preferred Shares") for an aggregate purchase price of $300,000. The Broadata Preferred Shares are convertible, at our option, into an equivalent number of shares of Broadata common stock, subject to adjustment. The Broadata Preferred Shares are not redeemable by Broadata. As a holder of the Broadata Preferred Shares, we have the right to vote the number of shares of Broadata common stock into which the Broadata Preferred Shares are convertible at the time of the vote. Separate from the acquisition of the Broadata Preferred Shares, we also entered into a Preferred Manufacturing Agreement with Broadata. Under this agreement, we will perform exclusive "turn-key" manufacturing services handling most of Broadata's manufacturing operations from material procurement to complete finished box-build of all of Broadata's products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party.

As of April 14, 2006, we had no other acquisitions planned or anticipated. We continue to work with MET and Cogent with respect to potential acquisitions.

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

Employees

As of April 14,  2006,  we  employed a total  staff of 103 persons in the United
States. In our Salt Lake headquarters, we employed 100 persons: 5 in administrative positions, 5 in engineering and design, 88 in clerical and manufacturing, and 2 in sales. In our sales office in Los Angeles, we employed 3 persons: 1 administrative and sales, 1 project manager, and 1 clerical assistant. At this time we are actively searching for additional qualified sales staff for our new office. In our CirTran-Asia division, we employed 7 people: 1 administrative, 2 accounting staff, 2 quality engineers, and 2 design engineers. We believe that our relationship with our employees is good.

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

Recent Developments

Diverse Media Group

On March 21, 2006, the Company issued a press release "CirTran Forms New Division to Serve Direct Response and Entertainment Industries." The new division will concentrate its efforts on product marketing, production, media funding and merchandise manufacturing services working as a complete vertically-integrated platform that can augment our manufacturing services in the direct response industry. Our experience in this industry over the past two years has taught us that there is a need for a single source solution. In addition, we feel it will help us capture additional business that might otherwise had been lost at the manufacturing level allowing us to participate in all additional areas.

CirTran Products Division

On December 2, 2005, we announced that we had formed a new division, CirTran Products, which will offer products for sale at retail. The new division will be run from our new Los Angeles office, with Trevor Saliba, our executive vice president for worldwide business development, working to develop sales. We anticipate that consumer products built by our CirTran Asia subsidiary, as well as other products which we plan to acquire, will be available for retail sale in 2006

CirTran Products was established to pursue manufacturing relationships on both a contracted and proprietary basis in the consumer products industry. Proprietary products will be product lines where the intellectual property (logo, trade name etc.) are owned by CirTran Products as well as exclusively manufactured by CirTran Corporation. The marketing efforts may also be managed exclusively by CirTran, or CirTran may choose to engage third party consultants or partner with an independent marketing firm. CirTran Products also intends to pursue contract manufacturing relationships in the consumer products industry which can include product lines including: home/garden, kitchen, health/beauty, toys, licensed merchandise and apparel for film, television, sports and other entertainment properties. Licensed merchandise and apparel can be defined as any item that bears the image of, likeness, or logo of a product sold or advertised to the public. Licensed merchandise and apparel are sold and marketed in the entertainment (film and television) and sports (sports franchises) industries. As of April 14, 2006, we have concentrated our product development efforts into three areas, home/kitchen appliances, beauty products and licensed merchandise. We anticipate that these products will be introduced into the market under one uniform brand name or under a separate trademarked names owned by CirTran Products.

Convertible Debenture Transaction

On May 26, 2005, we entered into a securities purchase agreement (the "Purchase Agreement") with Highgate House Funds, Ltd., a Cayman Island exempted company ("Highgate" or the "Selling Shareholder"), relating to the issuance by us of a 5% Secured Convertible Debenture, due December 31, 2007, in the aggregate principal amount of $3,750,000 (the "Convertible Debenture").

In connection with the issuance of the Convertible Debenture, we used $2,265,000 to repay two promissory notes to Cornell Capital Partners, LP ("Cornell"), one in the amount of $1,700,000, and the other in the amount of $565,000. Highgate and Cornell have the same general partner, Yorkville Advisors, but have different portfolio managers.

We also paid a commitment fee of $240,765, a structuring fee of $10,000 to Highgate, and legal fees of $5,668. As such, of the total proceeds of $3,750,000, the net proceeds to us were $1,228,567, which we received following the closing of the issuance of the Convertible Debenture. We intend to use these proceeds were used for general corporate and working capital purposes.

The Convertible Debenture bears interest at a rate of 5%. Highgate is entitled to convert, at its option, all or part of the principal amount owing under the Convertible Debenture into shares of our common stock at a conversion price equal to the lesser of (a) $0.10 per share, or (b) an amount equal to the lowest closing bid price of the Common Stock as listed on the OTC Bulletin Board, as quoted by Bloomberg L.P. for the twenty (20) trading days immediately preceding the conversion date. Except as otherwise set forth in the Convertible Debenture, Highgate's right to convert principal amounts owing under the Convertible Debenture into shares of our common stock is limited as follows:

         1. Highgate may convert up to $250,000 worth of the principal amount plus accrued interest of the Convertible Debenture in any consecutive 30-day period when the market price of our stock is $0.10 per share or less at the time of conversion;

         2. Highgate may convert up to $500,000 worth of the principal amount plus accrued interest of the Convertible Debenture in any consecutive 30-day period when the price of our stock is greater than $0.10 per share at the time of conversion, provided, however, that Highgate may convert in excess of the foregoing amounts if we and Highgate mutually agree; and

         3. Upon the occurrence of an event of default (as defined in the Convertible Debenture), Highgate may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may, notwithstanding any limitations contained in the Convertible Debenture and/or the Purchase Agreement, convert the Convertible Debenture and accrued interest thereon into shares of our common stock pursuant to the Convertible Debenture.

A chart showing the number of shares issuable upon hypothetical conversions at particular conversion prices is set forth in the "Risk Factors" section on page 27.

Pursuant to the Convertible Debenture, interest is to be paid at the time of maturity or conversion. We may, at our option, pay accrued interest in cash or in shares of common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either (i) the date the interest payment is due; or (ii) if the interest payment is not made when due, the date on which the interest payment is made.

Additional Convertible Debenture Transaction

         On December 30, 2005, we entered into a securities purchase agreement (the "Cornell Purchase Agreement") with Cornell Capital Partners, a Delaware limited partnership ("Cornell Capital"), relating to the issuance of a 5%
Secured Convertible Debenture, due July 30, 2008, in the aggregate principal amount of $1,500,000 (the "Cornell Debenture").

         We also paid a commitment fee of $120,000 and a structuring fee of $10,000 to Cornell Capital. As such, of the total amount of $1,500,000, the net proceeds to us were $1,370,000. We will use these proceeds for general corporate and working capital purposes, at our discretion.

         The Cornell Debenture bears interest at a rate of 5%. Cornell Capital is entitled to convert, at its option, all or part of the principal amount owing under the Debenture into shares of the Company's common stock at a conversion price equal one hundred percent (100%) of the lowest closing bid price of the Common Stock as listed on the OTC Bulletin Board, as quoted by Bloomberg L.P. for the twenty (20) trading days immediately preceding the Conversion Date, subject to certain restrictions and limitations set forth in the Cornell Debenture.

         Under the terms of the Cornell Debenture, except upon an event of default as defined in the Cornell Debenture, Cornell Capital may not convert the Cornell Debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by Cornell Capital and its affiliates to exceed 4.99% of the outstanding shares of the common stock following such conversion.

         Pursuant to the Cornell Debenture, interest is to be paid at the time of maturity or conversion. We may, at our option, pay accrued interest in cash or in shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either (i) the date the interest payment is due; or (ii) if the interest payment is not made when due, the date on which the interest payment is made.

         Also pursuant to the Cornell Debenture, we have the right to redeem, by giving 3 days' written notice to Cornell Capital, a portion or all of the Cornell Debenture then outstanding by paying an amount equal to one hundred five percent (105%) of the amount redeemed plus interest accrued thereon. In the event that we redeem only a portion of the outstanding principal amount of the Cornell Debenture, Cornell Capital may convert all or any portion of the unpaid principal or interest of the Cornell Debenture not being redeemed by us. Additionally, if after the earlier to occur of (x) fifteen (15) months following the date of the purchase of the Cornell Debenture or (y) twelve (12) months following the date on which the initial registration statement is declared effective, all or any portion of the Cornell Debenture remains outstanding, then we, at the request of Cornell Capital, are required to redeem such amount outstanding at the rate of five hundred thousand dollars ($500,000) per each 30-day period. Finally, upon the occurrence of an event of default as defined in the Cornell Debenture, Cornell Capital can convert all outstanding principal and accrued interest under the Cornell Debenture irrespective of any of the limitations set forth in the Cornell Debenture and/or the Purchase Agreement, and in such event, all such principal and interest shall become immediately due and payable.

         In connection with the Purchase Agreement, we also agreed to grant to Cornell Capital warrants (the "Warrants") to purchase up to an additional 10,000,000 shares of our common stock. The Warrants have an exercise price of $0.09 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement for the warrant or if an event of default has occurred.

         Additionally, we entered into an investor registration rights agreement (the "Registration Rights Agreement") with Cornell Capital, pursuant to which we agreed to file, within 120 days of the closing of the purchase of the Cornell Debenture, a registration statement to register the resale of shares of our common stock issuable to Cornell Capital upon conversion of the Cornell
Debenture. We agreed to register the resale of up to 42,608,696 shares, consisting of 32,608,696 shares underlying the Cornell Debenture, and 10,000,000 shares underlying the Warrants. We agreed to keep such registration statement effective until all of the shares issuable upon conversion of the Cornell Debenture have been sold. In the event that we issue more than 32,608,696 shares of its common stock upon conversion of the Cornell Debenture, we will file additional registration statements as necessary.

         We also entered into a security agreement (the "Security Agreement") with Cornell Capital, pursuant to which we granted a second position security interest in all of our property, including goods; inventory; contract rights and general intangibles; documents, receipts, and chattel paper; accounts and other receivables; products and proceeds; and any interest in any subsidiary, joint venture, or other investment interest to secure our obligation under the Cornell Debenture and the related agreements.

         We also entered into an escrow agreement (the "Escrow Agreement") with Cornell Capital relating to the holding and disbursement of payment of the purchase price of the Cornell Debenture and cash payments made by us in payment of the obligations owing under the Cornell Debenture. We agreed with Cornell Capital to appoint David Gonzalez as the Escrow Agent under the Escrow Agreement.

         By way of background, we have previously entered into financing transactions with Cornell Capital. In April 2003, we had entered into an equity line of credit agreement with Cornell Capital. Between December 2003 and March 2004, we drew a total of $2,150,000 on the equity line, and issued a total of 57,464,386 shares of common stock to Cornell Capital. In May 2004, we entered into a standby equity distribution agreement with Cornell Capital, but the agreement was terminated before any funds were drawn or any shares were issued. Between June 2003 and January 2005, Cornell Capital loaned to us an aggregate of $5,595,000 pursuant to promissory notes issued to Cornell Capital. These notes were paid in full by May 2005.

         Highgate and Cornell have the same general partner, Yorkville Advisors, but have different portfolio managers. Additionally, the escrow agent appointed in connection with the purchase and sale of both the Cornell Capital debenture transaction and the Highgate debenture transaction is David Gonzalez, who is an officer of Cornell Capital.

         The Company does not anticipate that it will use any of the proceeds of the sale of the Cornell Debenture to Cornell Capital to repay the debenture sold to Highgate.

         Exclusive Manufacturing Agreement

         On December 28, 2005, we signed an Exclusive Manufacturing Agreement (the "Agreement") with Arrowhead Industries, Inc. ("Arrowhead"), pursuant to which we will become the exclusive manufacturer of a tool for assisting with the removal of door hinges called the "Hinge Helper" (the "Product"). Under the Agreement, Arrowhead agreed to buy the Product exclusively from us for the period of the Agreement, which is three years. The Product will be manufactured by us or by sub-manufacturers selected by us.

         The Agreement provides that Arrowhead will own all right, title, and interest in the Product, and will sell and market the Product under its trademarks, service marks, or trade names.

         On January 9, 2006, we issued a press release which referred, in the title, to the Agreement as a "$22 Million Exclusive Manufacturing Agreement." The dollar amount referenced relates to the potential amount of income or revenue which we may receive over the anticipated life of the Agreement.

         CirTran announced on January 9, 2006, that Arrowhead Industries, Inc., of Windermere, Florida, had awarded us an exclusive contract to manufacture its patented Hinge Helper (TM) do-it-yourself utility tool for the home. The Hinge Helper will be manufactured by CirTran-Asia, the Company's China-based subsidiary. The exclusive manufacturing contract for the product is for three years. Arrowhead has filmed a Hinge Helper infomercial for TV with an airing date scheduled for late April.

         The Hinge Helper is a unique hand tool designed and developed for use by household customers as well as tradesmen. Recognized by the U.S. Patent Office (#6,308,390 B1), its trademark and patent are owned by and registered to Arrowhead. The specific advantage of the Hinge Helper is its ease-of-use and simplistic design. It can be applied to any residential hinge on wood, metal or composite doors, and is being manufactured with highly-durable materials, enabling it to carry a lifetime guarantee.

         The contract is for 3 years, and Arrowhead agreed to purchase a minimum of ten million (10,000,000) units of the Product (the "Minimum Quantity"), subject to the terms and conditions of the Agreement. Arrowhead and CirTran have agreed on the Minimum Quantity in good faith, although the parties acknowledged that in certain circumstances described in the agreement, the agreement may be terminated prior to the sale of the entire Minimum Quantity. Arrowhead agreed to submit purchase orders for the Product from time to time in accordance with the terms of the agreement. Arrowhead agreed to pay CirTran for the Product purchased at the prices ranging from $2.95 to $1.90 per unit, depending on the cumulative number of units of Product which have been purchased by Arrowhead. Arrowhead will also be entitled to a rebate equal to 10% of the purchase Price paid for Product in the previous Tier. Rebates will be payable only in the form of a credit memo against future purchases. Rebate credit memos will not be paid in cash and may not be applied against outstanding balances. We will calculate eligibility for the Rebate as soon as practicable following the end of the month in which a new Tier is entered.

         We have produced hand made samples, which have been sent to Arrowhead. These were approved and we are awaiting final approval for the production samples that were supplied at the end of March 2006.. Once the production samples are approved, we will start production according to the release schedule that should be provided by Arrowhead shortly thereafter.


RISK FACTORS

The short- and long-term success of CirTran is subject to certain risks, many of which are substantial in nature and outside the control of CirTran. You should consider carefully the following risk factors, in addition to other information contained herein. When used in this prospectus, words such as "believes," "expects," "intends," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of CirTran and its subsidiaries discussed above. We disclaim any intention or obligation to update or revise and forward-looking statement, whether as a result of new information, future events, or otherwise. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by CirTran or any other person that the objectives or plans of CirTran will be achieved.

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business before making any investment decisions with respect to any of our shares of common stock. A purchase of our common stock is speculative and involves significant and substantial risks. Any person who is not in a position to lose the entire amount of his investment should forego purchasing our common stock.

Risks Related to Our Operations

We have a history of operating losses which could have a material adverse impact on our ability to continue operations.

Our current liabilities exceeded our current assets by $1,142,874 as of December 31, 2005, and by $3,558,826 as of December 31, 2004. Our net loss for the year ending December 31, 2005, was $527,708, which included a gain on forgiveness of debt of $337,761, compared to $658,322 for the year ended December 31, 2004, which included a gain on forgiveness of debt of $1,713,648. Our ability to operate profitably depends on our ability to increase our sales further and achieve sufficient gross profit margins for sustained growth. We can give no assurance that we will be able to increase our sales sufficiently to enable us to operate profitably, which could have a material adverse impact on our business. Our ability to obtain funding has had a material effect on our operations. Additionally, there is no guarantee that the fluctuations in the volume of our sales will stabilize or that we will be able to continue to increase our revenues to exceed our expenses. There are doubts that we will be able to continue as a going concern.

Our current liabilities exceeded our current assets, which raises doubts that we may continue as a going concern.

As of December 31, 2005, our current liabilities exceeded our current assets by $1,142,874, compared to $3,558,826 as of December 31, 2004. For the year ended December 31, 2005 and 2004, we had negative cash flows from operations of $1,751,744 and $1,680,054, respectively. There can be no guarantee that our current assets will exceed our current liabilities. As such, and in light of our recent history, there remains a doubt we will be able to meet our obligations as they come due and will be able to execute our long-term business plans. If we are unable to meet our obligations as they come due or are unable to execute our long-term business plans, we may be forced to curtail our operations, sell part or all of our assets, or seek protection under bankruptcy laws.

The "going concern" paragraph in the reports of our independent registered public accounting firm for the years ended December 31, 2005 and 2004, raises doubts about our ability to continue as a going concern.

The independent registered public accounting firm's reports for our financial statements for the years ended December 31, 2005 and 2004, include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This may have an adverse effect on our ability to obtain financing for our operations and to further develop and market our products.

Our volume of sales has fluctuated significantly over the last four years, and there is no guarantee that we will be able to increase sales. These fluctuations in sales volume could have a material adverse impact on our ability to operate our business profitably.

Our sales volume increased in the year of 2005 as compared to 2004. Our sales volumes for the previous four years have changed as indicated by the following levels of net sales for the periods indicated: $2,299,668 for the year ended December 31, 2002; $1,215,245 for the year ended December 31, 2003 and $8,862,715 for the year ended December 31, 2004. For the year ended December 31, 2005 our sales increased to $12,992,512 which is a 46.6% increase from year ended December 31, 2004. This increase indicates an increasing trend in sales volume. There is no guarantee that the fluctuations in the volume of our sales will stabilize or that we will be able to continue to increase our sales volume.

We are involved in numerous legal proceedings that may give rise to significant liabilities, which could impair our ability to continue as a going concern.

We are involved in legal proceedings, several of which involve lawsuits filed against us. As of April 14, 2006, one company had a judgment against us in the amount of $37,966, and there were additional claims, in connection with pending litigation, in the aggregate amount of approximately $10,000,000. This pending litigation involves CirTran Asia and the other plaintiffs whom have filed their reply to the counterclaim, disputing all of the allegations and claims. International Edge filed a motion to dismiss for lack of jurisdiction, which was pending as of the date of this report. This claim involves licensing issues relating to a product which generated approximately $3,510,000 in revenue in 2004 and $960,000 in 2005. As discussed in the "Legal Proceedings" section, we are currently attempting to negotiate with each of these claimants to settle the claims against CirTran, although in many cases, we have not yet reached final settlements. There can be no assurance that we will be successful in those negotiations or that, if successful, we will be able to service any payment obligations which may result from such settlements.

There is substantial risk, therefore, that the existence and extent of these liabilities could adversely affect our business, operations and financial condition. The liabilities and claims could also result in a reduction in our revenues to the extent that claims relate to specific products or licenses., As a result, we may be forced to curtail our operations, sell part or all of our assets, or seek protection under bankruptcy laws. Additionally, there is substantial risk that our vendors could expand their collection efforts to collect the unpaid amounts. If they undertake significant collection efforts, and if we are unable to negotiate settlements or satisfy our obligations, we could be forced into bankruptcy.

In connection with the sale of the Convertible Debentures, we granted a security interest in all of our assets to secure our payment obligations under the Convertible Debentures. If we are unable to satisfy our payment obligations, Highgate or Cornell Capital could execute on the security interest and take control of our assets.

In connection with the sale of the Convertible Debenture to Highgate, we entered into a security agreement with Highgate, pursuant to which we pledged all of our property, including goods; inventory; contract rights and general intangibles; documents, receipts, and chattel paper; accounts and other receivables; products and proceeds; and any interest in any subsidiary, joint venture, or other investment interest to secure our obligation under the Convertible Debenture and the related agreements. Similarly, in connection with the sale of the Convertible Debenture to Cornell Capital, we entered into a security agreement with Cornell Capital, pursuant to which we gave a second position security interest and pledged all of our property, including goods; inventory; contract rights and general intangibles; documents, receipts, and chattel paper; accounts and other receivables; products and proceeds; and any interest in any subsidiary, joint venture, or other investment interest to secure our obligation under the Cornell Capital Convertible Debenture and the related agreements. In the event that we are unable to make our payment obligations under the Convertible Debentures or to work out alternate arrangements with Highgate and/or Cornell Capital, or to arrange for financing to enable us to make our payment obligations to Highgate and/or Cornell Capital, Highgate and/or Cornell Capital could execute on the security interest and take control of all of our property and assets.

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

For the year ended December 31, 2005, sales of products manufactured in the United States accounted for 24.1 percent of our total net revenues, and sales of products manufactured in China accounted for 75.9 percent of our total net revenues. Our sales of our products manufactured internationally have increased, and now represents a larger percentage of our sales. Additionally, the portion of our products that are produced at facilities in close proximity to our CirTran-Asia production facilities in ShenZhen, China, has increased. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited, or disrupted by a variety of factors, including:

         * the imposition of or changes in governmental controls, taxes, tariffs, trade restrictions and regulatory requirements;

         * the costs and risks of localizing products for foreign countries;

         *        longer accounts receivable payment cycles;

         * changes in the value of local currencies relative to our functional currency;

         *        import and export restrictions;

         *        loss of tax benefits due to international production;

         *        general   economic  and  social   conditions   within  foreign
                  countries;

         *        taxation in multiple jurisdictions; and/or

         *        political instability, war or terrorism.

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

Entering new international markets, including our entry into China with CirTran-Asia, may require significant management attention and expenditures and could adversely affect our operating margins and earnings. To date, we have only recently begun to penetrate international markets. To the extent that we are unable to do so, our growth in international markets would be limited, and our business could be harmed.

We expect that our international business operations will be subject to a number of material risks, including, but not limited to:

         *        difficulties in managing foreign sales channels;

         *        difficulties   in   enforcing    agreements   and   collecting
                  receivables through foreign legal systems and addressing other legal issues;

         *        longer payment cycles;

         *        taxation issues;

         * differences in international telecommunications standards and regulatory agencies;

         * product requirements different from those of our current customers;

         *        fluctuations in the value of foreign currencies; and

         * unexpected domestic and international regulatory, economic or political changes.

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

We have not held an annual meeting in several years, which could result in a legal action being brought against the Company to compel an annual meeting.

We have not held an annual meeting of shareholders since 2001. Under Nevada law, if a Nevada corporation does not hold a meeting to elect directors of the corporation within eighteen months after the last election of directors, a shareholder or shareholders owning at least fifteen percent of the Company's outstanding voting stock can apply to a court for an order compelling the Company to hold a shareholder meeting to elect directors. Because it has been more than eighteen months since our last meeting where directors were elected, an action could be brought, pursuant to Nevada law, against the Company to compel us to hold an annual meeting and elect directors of the Company.

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

A percentage of our revenue is generated from our electronics assembly and manufacturing services. Of this amount our three largest customers generate approximately 12% of the total revenue. Our customers include electronics, telecommunications, networking, automotive, gaming, exercise equipment, and medical device OEMs that contract with us for the manufacture of specified quantities of products at a particular price and during a relatively short period of time. As a result, the mix and number of our clients varies significantly from time to time. Responding to the fluctuations and variations in the mix and number of our clients can cause significant time delays in the operation of our business and the realization of revenues from our clients. These delays could have a material adverse impact on our business, resulting from, among other things, the costs associated from shifting operations to respond to different orders.

Our industry is subject to rapid technological change. If we are not able to adequately respond to changes, our services may become obsolete or less competitive and our operating results may suffer.

We may not be able to effectively respond to the technological requirements of a changing market, including the need for substantial additional capital expenditures that may be required as a result of these changes. The electronics manufacturing services industry is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities and successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, our industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete. If we are unable to respond adequately to such changes, our business operations could be adversely impacted, which could make it difficult for us to continue as a going concern.

There may be shortages of required components which could cause us to curtail our manufacturing or incur higher than expected costs.

Component shortages or price fluctuations in such components could have an adverse effect on our results of operations by delaying or making it more difficult or expensive for us to fill customer orders. We purchase the components we use in producing circuit board assemblies and other electronic manufacturing services and we may be required to bear the risk of component price fluctuations. In addition, shortages of electronic components have occurred in the past and may occur in the future. These shortages and price fluctuations could potentially have an adverse effect on our results of operations, again by delaying or making it more difficult or expensive for us to fill orders or to seek new orders.

Holders of CirTran common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of common stock in connection with the Convertible Debentures.

The following table describes the number of shares of common stock that would be issuable, assuming that the full principal amount of the Convertible Debentures (excluding any interest accrued) was converted into shares of our common stock, irrespective of the availability of registered shares and any conversion limitations contained in the Convertible Debentures, and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts:

                                                                  Total Shares
                                            Shares Issuable       Issuable in
                      Shares Issuable       Upon Conversion       Connection
                      Upon Conversion        of $1,500,000            with
                       of $3,000,000           Principal         Conversion of
                      Principal Amount         Amount of           Aggregate
                       of Convertible         Convertible          Principal
   Hypothetical         Debenture by         Debenture by          Amount of
    Conversion         Highgate House       Cornell Capital       Convertible
      Price              Funds, Ltd.           Partners            Debentures
--------------------------------------------------------------------------------
      $0.01              300,000,000          150,000,000         450,000,000
      $0.02              150,000,000           75,000,000         225,000,000
      $0.03              100,000,000           50,000,000         150,000,000
      $0.04               75,000,000           37,500,000         112,500,000
      $0.05               60,000,000           30,000,000          90,000,000
      $0.10               30,000,000           15,000,000          45,500,000

Given the formula for calculating the shares to be issued in connection with conversions of the Convertible Debentures, there effectively is no limitation on the number of shares of common stock which may be issued in connection with conversions of the Convertible Debentures, except for the number of shares registered under prospectuses and related registration statements. As such, holders of our common stock may experience substantial dilution of their interests to the extent that Highgate and/or Cornell Capital converts amounts under the Convertible Debentures.

Our issuances of shares in connection with conversions of the Convertible Debentures likely will result in overall dilution to market value and relative voting power of previously issued common stock, which could result in substantial dilution to the value of shares held by shareholders prior to sales under this prospectus.

The issuance of common stock in connection with conversions of the Convertible Debenture by Highgate and Cornell Capital may result in substantial dilution to the equity interests of holders of CirTran common stock other than Highgate and Cornell Capital. Specifically, the issuance of a significant amount of additional common stock will result in a decrease of the relative voting control of our common stock issued and outstanding prior to the issuance of common stock in connection with conversions of the Convertible Debentures. Furthermore, public resales of our common stock by Highgate and/or Cornell Capital following the issuance of common stock in connection with conversions of the Convertible Debentures likely will depress the prevailing market price of our common stock. Even prior to the time of actual conversions and public resales, the market "overhang" resulting from the mere existence of our obligation to honor such conversions or exercises could depress the market price of our common stock, which could make it more difficult for existing investors to sell their shares of our common stock, and could reduce the amount they would receive on such sales.

Existing shareholders likely will experience increased dilution with decreases in market value of common stock in relation to our issuances of shares in connection with the Convertible Debentures, which could have a material adverse impact on the value of their shares.

The formulas for determining the number of shares of common stock to be issued in connection with conversions of the Convertible Debentures are based, in part, on the market price of the common stock. With respect to the Highgate Convertible Debenture, the conversion price is are equal to the lower of $0.10 per share or the lowest closing bid price of our common stock over the twenty trading days after the conversion notice is tendered by us to Highgate. With respect to the Cornell Capital Convertible Debenture, the conversion price is are equal to the lowest closing bid price of our common stock over the twenty trading days after the conversion notice is tendered by us to Cornell Capital. As a result, the lower the market price of our common stock at and around the time we issue shares to Highgate or Cornell Capital in connection with the Convertible Debentures, the more shares of our common stock Highgate or Cornell Capital, respectively, will receive. Any increase in the number of shares of our common stock issued upon conversion of principal or interest on the Convertible Debentures as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraphs.

Highgate and Cornell Capital will experience immediate and substantial dilution to their holdings as a result of the issuances of common stock in connection with the Convertible Debentures.

The potential increase in stockholders' equity if Highgate and Cornell converted the entire Convertible Debenture could potentially exceed our net tangible book value of $1,415,040 at December 31, 2005. Accordingly, Highgate will experience immediate and substantial dilution between approximately $0.0034 to $0.4013 per share, or approximately 34.09% to 97.86% of the estimated average conversion price of $0.01 to $0.50. The dilution at various estimated average conversion prices is as follows:

                                Average         Conversion Price
                                Dilution        Percent Dilution
             Estimated          Per Share          Per Share

               $0.01 (1)         $0.0034            34.09%
               $0.02 (1)         $0.0118            59.03%
               $0.03 (1)         $0.0211            70.28%
               $0.04             $0.0307            76.68%
               $0.05             $0.0404            80.81%
               $0.10             $0.0898            89.83%
               $0.15             $0.1396            93.08%
               $0.25             $0.2394            95.78%
               $0.50             $0.4893            97.86%

(1) At this conversion price, the Company would be required to register additional shares to convert the entire amount of the Convertible Debenture to shares of common stock.

There is an increased potential for short sales of our common stock due to the sales of shares issued to Highgate and Cornell Capital in connection with the Convertible Debentures, which could materially effect the market price of our stock.

Downward pressure on the market price of our common stock that likely will result from sales of our common stock by Highgate and/or Cornell Capital issued in connection with conversions of the Convertible Debentures, could encourage short sales of common stock by Highgate or Cornell Capital. A "short sale" is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe that the price of the stock will fall, and anticipate selling at a price higher than the price at which they will buy the stock. Significant amounts of such short selling could place further downward pressure on the market price of our common stock, which could make it more difficult for existing shareholders to sell their shares.

The restrictions on the number of shares issued upon conversion of the Convertible Debentures may have little if any effect on the adverse impact of our issuance of shares in connection with the Convertible Debentures, and as such, Highgate and Cornell Capital may sell a large number of shares, resulting in substantial dilution to the value of shares held by our existing shareholders.

Both Highgate and Cornell Capital are prohibited, except in certain circumstances, from converting amounts of the Convertible Debentures to the extent that the issuance of shares would cause Highgate or Cornell Capital, respectively, to beneficially own more than 4.99% of our then outstanding common stock. These restrictions, however, do not prevent Highgate or Cornell Capital from selling shares of common stock received in connection with a conversion, and then receiving additional shares of common stock in connection with a subsequent conversion. In this way, either Highgate or Cornell Capital could sell more than 4.99% of the outstanding common stock in a relatively short time frame while never holding more than 4.99% at one time. As a result, existing shareholders and new investors could experience substantial dilution in the value of their shares of our common stock.

The trading market for our common stock is limited, and investors who purchase shares from Highgate or Cornell Capital may have difficulty selling their shares.

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

It may be more difficult for us to raise funds in subsequent stock offerings as a result of the sales of our common stock by Highgate and Cornell Capital in connection with the Convertible Debentures.

As noted above, sales by Highgate and/or Cornell Capital likely will result in substantial dilution to the holdings and interest of current and new shareholders. Additionally, as noted above, the volume of shares sold by Highgate and Cornell Capital could depress the market price of our stock. These factors could make it more difficult for us to raise additional capital through subsequent offerings of our common stock, which could have a material adverse effect on our operations.

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

A "penny stock," is defined by regulations of the Securities and Exchange Commission as an equity security with a market price of less than $5.00 per share. However, an equity security with a market price under $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

         * the equity security is listed on Nasdaq or a national securities exchange;

         * the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least $5,000,000, or (b) average annual revenue of at least $6,000,000; or

         * the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least $2,000,000.

If you buy or sell a penny stock, these regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock would be subject to Rule 15g-9 of the Exchange Act, which relates to non-Nasdaq and non-exchange listed securities. Under this rule, broker-dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

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

In recent years, the stock market in general, and the OTC Bulletin Board and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of operating results. Investors in our common stock should be aware that they may not be able to resell our shares at or above the price paid for them due to the fluctuations in the market.

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

Where to get additional information

Federal securities laws require us to file information with the Commission concerning our business and operations. Accordingly, we file annual, quarterly, and special reports, and other information with the Commission. You can inspect and copy this information at the public reference facility maintained by the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549.

You can get additional information about the operation of the Commission's public reference facilities by calling the Commission at 1-800-SEC-0330. The Commission also maintains a web site (http://www.sec.gov) at which you can read or download our reports and other information.

CirTran's   internet  addresses  are   www.cirtran.com.,   www.cirtran-asia.com,
www.racore.com.


                        ITEM 2. DESCRIPTION OF PROPERTIES

On December 17, 2003, we entered into a ten-year lease agreement (the "Lease") with PFE Properties, LLC, a Utah limited liability company (the "Lessor"), for our existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in Salt Lake City, Utah. The workspace includes 10,000 square feet of office space to support the Registrant's Administration, Sales, and Engineering Staff. The 30,000 square feet of manufacturing space includes a highly secured inventory area, shipping and receiving areas, and manufacturing and assembly space that support six full surface-mount lines with state-of-the-art equipment capable of placing over 360 million components per year.

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

Following the acquisition of the PFE interests, PFE will continue to own the building. PFE will remain a separate LLC due to liability issues and the Company will continue to make intercompany lease payments under the 2003 lease.

Our facilities in Shenzhen, China, constitute a sales and business office. We have no manufacturing facilities in China. Our office in Shenzhen is approximately 1,600 square feet. Under the terms of our lease on the space, the monthly payment is 15,000 Renminbi, which in was approximately $1,900 on April 14, 2006. The term of the lease is for two years, running from July 18, 2004.

As of December, 2005, CirTran had begun occupying a commercial space in the Century City district of Los Angeles located at 1875 Century Park East, Suite 1790. The space is approximately 2,500 square feet of office space. The office will serve as the Business Development, Sales, Marketing and Strategic Planning Headquarters company-wide and for all divisions and subsidiaries. The sublease, which was signed in October of 2005 expires in October of 2007. The lease payment is $4,500 per month, all inclusive.

We believe that the facilities and equipment described above are generally in good condition, are well maintained, and are generally suitable and adequate for our current and projected operating needs.

                            ITEM 3. LEGAL PROCEEDINGS

In November 2003, the Company entered into an agreement with the Utah State Tax Commission to allow the Company to pay certain accrued tax liabilities for delinquent payroll taxes, including interest and penalties, incurred by CirTran Corporation owing to the State of Utah in equal monthly installments over a two year period. Under the agreement, the Company would make monthly payments of $4,000 per month through November 2005 to pay the tax liability only. We completed the payment of the taxes owing in November 2005, and subsequently paid off the agreed-upon interest and penalties in January 2006.

As of December 31, 2004, the Company had accrued liabilities in the amount of $500,000 for delinquent payroll taxes, including interest and penalties, owed to the Internal Revenue Service. The Company entered into an offer in compromise of all federal tax liabilities owed by the Company based on its ability to pay. Under the offer, the Company was required to pay an aggregate amount of $500,000 (representing payments of $350,000 by Circuit Technology, Inc., $100,000 by CirTran Corporation, and $50,000 by Racore Technology, Inc.), not later than

February 3, 2005. These amounts were paid. Additionally, the Company must remain current in its payment of taxes for 5 years, and may not claim any NOLs for the years 2001 through 2015, or until the three companies pay taxes in an amount equal to the taxes waived by the offer in compromise.

We also assumed certain liabilities of Circuit Technology, Inc., in connection with our transactions with that entity in the year 2000, and as a result we are defendant in a number of legal actions involving nonpayment of vendors for goods and services rendered. We have accrued these payables and have negotiated settlements with respect to some of the liabilities, including those detailed below, and are currently negotiating settlements with other vendors. As of April 14, 2006, the only remaining liability of Circuit Technology is C/S Utilities, discussed below.

We (as successor to Circuit Technology, Inc.) were a defendant in an action in El Paso County, Colorado District Court, brought by Sunborne XII, LLC ("Sunborne"), a Colorado limited liability company, for alleged breach of a sublease agreement involving facilities located in Colorado. Our liability in this action was originally estimated to range up to $2.5 million, and we subsequently filed a counter suit in the same court against Sunborne in an amount exceeding $500,000 for missing equipment. Following several attempts to settle the claims, we entered into a settlement agreement with Sunborne, pursuant to which we paid a total of $200,000 in settlement of all claims subsequent to year end. The action has been dismissed with prejudice.

C/S Utilities notified the Company that (as successor to Circuit Technology, Inc.) it believes it has a claim against the Company in the amount of $32,472 regarding utilities services. The claim was assigned to BC Services, Inc., which obtained a judgment against Circuit Technology, Inc., for $37,966 in El Paso County, Colorado, District Court on February 13, 2003. The Company is reviewing its records in an effort to confirm the validity of the claims and is evaluating its options.

CirTran Asia v. Mindstorm Civil No. 050902290, Third Judicial District Court, Salt Lake County, State of Utah. In February, 2005, CirTran Asia brought suit against Mindstorm Technologies, LLC, for nonpayment for goods provided. On April 22, 2005, the defendant filed its answer and counterclaim, following which defendant's counsel withdrew from representation. CirTran Asia notified defendant that under governing rules it was required to appoint successor counsel. The defendant failed to do so, and failed to prosecute its claim.
CirTran Asia moved for default judgment, which was granted. CirTran Asia submitted a proposed order of default judgment in the amount of $288,529 to the court in September 2005, which has been signed.

CirTran Asia v. Robinson, Civil No. 050915272, Third Judicial District Court, Salt Lake County, State of Utah. On August 30, 2005, CirTran Asia brought suit against Glenn Robinson, one of the principals of Mindstorm Technologies, LLC, for nonpayment for goods provided. Mr. Robinson filed an answer and subsequently filed for personal bankruptcy. CirTran Asia is reviewing its options and intends to vigorously pursue this action including filing a nondischargeability suit against Mr. Robinson in his personal bankruptcy case filed in Florida.

CirTran Asia, et al. v. International Edge, et al., Civil No. 2:05 CV 413BSJ, U.S. District Court, District of Utah. On May 11, 2005, CirTran Asia, UKING System Industry Co., Ltd., and Charles Ho filed suit against International Edge, Inc., Michael Casey Enterprises, Inc., Michael Casey, David Hayek, and HIPMG, Inc., for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, and fraud in relation to certain licensing issues relating to the Ab King Pro. The defendants counterclaimed, alleging breach of contract, fraud, defamation and related claims, all related to the Ab King Pro. CirTran Asia and the other plaintiffs filed their reply to the counterclaim, disputing all of the allegations and claims. International Edge filed a motion to dismiss for lack of jurisdiction, which was pending as of the date of this report. Sales from this product in the year ended December 31, 2004 were approximately $3,510,000, and in the year ended December 31, 2005, were approximately $960,000. CirTran Asia intends to vigorously pursue this action.

CirTran Corporation vs. Advanced Beauty Solutions, LLC, and Jason Dodo, Civil No. 060900332, Third Judicial District Court, Salt Lake County, State of Utah. On January 9, 2006, CirTran Corporation brought suit against Advanced Beauty Solutions ("ABS") and Jason Dodo, asserting claims including breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relations, fraud and unjust enrichment. After the complaint was filed, ABS filed for bankruptcy protection. The Company has reached a tentative settlement with ABS. However, because ABS has sought protection under the bankruptcy laws, any settlement must be approved by the bankruptcy court. As of March 28, 2006, Mr. Dodo has not answered the complaint and the Company intends to pursue its claims against Mr. Dodo.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 31, 2005.

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


Calendar Quarter Ended                     High Bid                   Low Bid
----------------------                     --------                   -------

December 31, 2005                            $0.03                      $0.02
September 30, 2005                           $0.04                      $0.03
June 30, 2005                                $0.05                      $0.03
March 31, 2005                               $0.05                      $0.03
December 31, 2004                            $0.04                      $0.02
September 30, 2004                           $0.06                      $0.03
June 30, 2004                                $0.09                      $0.04
March 31, 2004                               $0.08                      $0.01
December 31, 2003                            $0.03                      $0.02
September 30, 2003                           $0.03                      $0.01
June 30, 2003                                $0.04                      $0.01
March 31, 2003                               $0.04                      $0.01
December 31, 2002                            $0.12                      $0.03
September 30, 2002                           $0.16                      $0.03
June 30, 2002                                $0.07                      $0.02
March 31, 2002                               $0.08                      $0.02

As of April 14, 2006, we had approximately 528 shareholders of record holding 617,586,117 shares of common stock.

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

Recent Sales of Unregistered Securities

In February 2006, in connection with the settlement of a lawsuit, we issued to Howard Salamon 4,000,000 shares of our common stock, and warrants to purchase an additional 5,250,000 to Salamon and 1,750,000 to Melissa Cohen. The Warrants have a term of five years and an exercise price of $0.05 per share. The issuance of the shares and warrants to Salamon and Cohen were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities.

In December 2005, we entered into a securities purchase agreement with Cornell Capital Partners ("Cornell"), concerning the issuance of an aggregate principal amount of $1,500,000 of Convertible Debentures. The issuance of the Convertible Debentures to Cornell was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the Convertible Debenture was issued to only one investor which represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. Through April 14, 2006, we had issued no shares of our common stock in connection with any conversions of the Convertible Debentures, and we had received notice of no conversions from Cornell.

In May 2005, we entered into a securities purchase agreement with Highgate concerning the purchase and issuance of the Convertible Debenture. The issuance of the Convertible Debenture to Highgate was made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the Convertible Debenture was issued to only one investor which represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. Through April 14, 2006, we have issued 24,193,548 shares of our common stock in connection with conversions of $750,000 of the Convertible Debentures, and we had received notice of the conversion from Highgate. This registration statement is filed to register the resale of shares into the market that Highgate will receive upon conversion of the Convertible Debenture, and our issuances of shares to Highgate will be made without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act, and the rules and regulations promulgated thereunder.

In March 2005, the Company entered into agreements with eight individuals or entities (collectively, the "Lenders") to whom the Company was indebted, in an aggregate amount of $2,450,000, pursuant to which, the Company agreed to issue an aggregate of 61,250,000 shares of its restricted common stock in exchange for the Lenders' agreeing to cancel the debt obligations owed by the Company. With respect to $2,050,000 of the indebtedness, that amount was owed to Abacas Ventures, Inc. ("Abacas"), a company that had purchased certain of the Company's obligations. Abacas agreed to the cancellation of the Company's obligation to Abacas in return for the Company's issuing shares to certain of Abacas's shareholders and the other named individuals. Trevor Saliba, who is a beneficiary of the Saliba Private Annuity Trust, has been a director of the Company since June 2001. The remaining $400,000 was due to I&R Properties in connection with past rent on the Company's headquarters building. I&R Properties is a Company owned and controlled by individuals who are officers, directors and principal stockholders. The issuances of shares to the Lenders were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities.

On March 31, 2005, the Company entered into a Membership Acquisition Agreement (the "Acquisition Agreement") with Rajayee Sayegh (the "Seller") for the purchase of one hundred percent (100%) of the membership interests in PFE Properties LLC, a Utah limited liability company ("PFE"). Under the Acquisition Agreement, the Company agreed to issue twenty million (20,000,000) shares of its restricted common stock, with an estimated value of Eight Hundred Thousand Dollars ($800,000). No registration rights were granted. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in the issuance of the securities

Pursuant to the Equity Line of Credit Agreement, we were entitled to put to the Equity Line Investor, in lieu of repayment of amounts drawn on the Equity Line, shares of the Company's common stock. Although the Company filed a registration statement to register the resale by the Equity Line Investor of the shares put to it by the Company, the issuances of shares to the Company were made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the shares were issued to only one investor which represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. Through December 31, 2003, we issued 64,253,508 shares of common stock to the Equity Line Investor in connection with draws on the Equity Line. Subsequent to December 31, 2003, and through August 31, 2004, we issued an aggregate of 57,464,386 shares of Common Stock to the Equity Line Investor in connection with draws on the Equity Line. We used the proceeds of the draws on the Equity Line to pay outstanding liabilities, including notes to Cornell, the Equity Line Investor, discussed above. As noted above, the Company has terminated the Equity Line of Credit Agreement.

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

In December, 2002, the Company entered into an agreement with Abacas under which the Company issued an aggregate of 30,000,000 shares of common stock in exchange for cancellation of an aggregate amount of $1,500,000 in senior debt owed to the creditors by the Company. The shares were issued with an exchange price of $0.05 per share, for the aggregate amount of $1,500,000. The Company did not grant registration rights to the four creditors. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder.

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

During 2004, we established a new division, CirTran-Asia, Inc, which has contributed to a large portion of the increase in revenue for the year ended December 31, 2004 and for the year ended December 31, 2005. This new division, is our Asian-based, wholly owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing. This strategic move into the Asian market has helped to elevate CirTran to an international contract manufacturer status for multiple products in a wide variety of industries, and has, in short order, allow us to target large-scale contracts.

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

In December 2005 we formed a new division, CirTran Products, which will offer products for sale at retail. The new division will be run from our new Los Angeles office, working to develop sales. We anticipate that consumer products built by our CirTran Asia subsidiary, as well as other products which we plan to acquire, will be available for retail sale in 2006.

         Information relating to recent developments in our increasing line of fitness products is as follows:

On June 7, 2004, we announced that CirTran-Asia had received an initial purchase order on May 26, 2004, from International Edge relating to the manufacture of 80,000 abdominal fitness machines. This order was the first order placed with CirTran-Asia under the exclusive manufacturing agreement. Subsequently, on June 14, 2004, we received another order for 80,000 units of the abdominal fitness machines, which was announced on June 16, 2004, through a separate press release. The Company received many orders subsequent to these first orders. Since these announcements, CirTran-Asia has manufactured, shipped, and received payments of approximately $5,546,000. On August 13, 2004, we also announced that on August 11, 2004 we had received new orders for Wal-Mart. The Company shipped to Wal-Mart the complete order of abdominal fitness machines and received payments of approximately $400,000 through April 14, 2006. The units were distributed to Wal-Mart stores throughout Canada.

On September 9, 2004, we announced that on September 6, 2004, CirTran-Asia had been awarded the rights to manufacture the Ab Trainer Club Pro, a new abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. This new product is another type of abdominal fitness machine. Since this announcement, and through April 14, 2006, CirTran-Asia had manufactured and shipped units, and received payments of approximately $42,000.

On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been awarded the rights to manufacture the AbRoller, another type of an abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through April 14, 2006, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,600,000.

On September 14, 2004, we announced that on September 7, 2004, we had begun manufacturing the Instant Abs product, another type of abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through April 14, 2006, CirTran-Asia had manufactured, and shipped units, and received payments of approximately $640,000.

On September 30, 2004, we announced that on September 23, 2004, CirTran-Asia had been awarded the rights to manufacture the Denise Austin Pilates product, a pilates fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $85,000.

On April 28, 2005, CirTran-Asia announced that it has been awarded a contract (the "April 2005 Agreement") from Guthy - Renker Corporation ("GRC") to be the exclusive manufacturer of a new fitness machine (the "Fitness Product") for the sold-on-TV direct response industry. Pursuant to the April 2005 Agreement, GRC agreed to purchase all of its requirements of the Fitness Product during the term of the April 2005 Agreement, which is defined as running from the signing of the agreement through the time when the Fitness Product is not being sold in quantity. Since signing the April 2005 Agreement, we have received orders totaling approximately $1,370,000. Since these announcements, CirTran-Asia has manufactured and shipped orders and has received approximately $968,000 as payment for such shipments.

         Information relating to recent developments in new products under development along with procuring new products for development is as follows:

On August 11, 2004, we announced that CirTran-Asia received a purchase order from Emson in New York, on August 10, 2004 relating to the manufacture of a household cooking appliance for hot dogs and sausages. Since these announcements, and through April 14, 2006, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,320,000.

On October 1, 2004, we entered into an agreement with Transactional Marketing Partners, Inc. ("TMP"), for consulting services. Pursuant to the agreement, we engaged TMP to provide strategic planning and for introduction of new business to us. Under the agreement, we agreed to pay to TMP a fee of ten percent of the net proceeds received by us from business brought to us by TMP. The fee is to be paid within 15 calendar days following the end of the month in which we receive the net proceeds. Additionally, we agreed to pay $7,500 during each of the first six months of the term of the agreement, with such payments being viewed as an advance against the fee to be earned. The advance payments are not refundable, but will be deducted from fees earned by TMP. The agreement had an initial term of six months, beginning October 1, 2004, and could be automatically extended for successive six-month periods unless either party gives written notice at least 30 days prior to the expiration of the term of the agreement of its intent not to renew. Additionally, we may terminate the agreement at any time by giving 30 days' written notice. In March 2005, we extended our agreement an additional 6 months that would expire in early September 2005. In September 2005, the parties agreed to another six-month extension through March 2006. The parties will evaluate the relationship at that time and decide if there needs to be another extension. To date the relationship has proven successful, resulting in multiple new manufacturing relationships.

On January 19, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with ABS, a company relating to the manufacture of a hair product in California. Since these announcements, CirTran-Asia has manufactured and shipped approximately $4,550,000 worth of units of the hair care products. Early October, CirTran Corporation was notified that the company had defaulted on its obligation to its financing company. CirTran Corporation has stopped shipping under credit and is in the process of exercising its rights permitted by the agreements.

On July 7, 2005, CirTran Corporation signed another Exclusive Manufacturing Agreement with ABS, relating to the manufacture of a hair dryer product in California. We had already begun shipment on previous contracts and were projecting to begin early in 2006.

In early October 2005, CirTran Corporation was notified that Advanced Beauty Solutions had defaulted on its obligation to its financing company. In October 2005, we terminated the agreement for both products based on the default. In January 2006, following efforts to resolve the disputes with ABS, the Company filed a lawsuit against ABS, claiming breach of contract, interference with contractual relationships, unjust enrichment, and fraud, and seeking damages from ABS.

With respect to the flat iron products, through October 2005, CirTran had shipped to ABS directly approximately $4,746,000 worth of the product, and CirTran had received from ABS or its finance company a total amount of approximately $788,000. In November 2005, CirTran repossessed from ABS approximately $2,341,000 worth of the products in the United States, as we were permitted to do pursuant to the agreement. As of April 14, 2006, CirTran has a balance remaining unpaid from ABS of approximately $1,600,000 for the flat iron product.

Since November 2005, CirTran has been pursuing its rights under the agreement and has been offering the flat iron product for sale directly to ABS's customers. In doing so, CirTran sold to ABS's international customers directly approximately $411,000 worth of the flat iron product. The shipments have all been paid in full. These products shipped were not part of the repossessed inventory.

On January 24, 2006, ABS filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the "Bankruptcy Court"), Case No. SV 06-10076 GM. On January 30, 2006, a hearing ("Hearing") was held to consider the Emergency Motion for Order Approving the Settlement and Compromise of the Disputed Secured Claims of Inventory Capital Group, Inc. ("ICG"), and Media Funding Corporation ("MFC") (the "Settlement Motion") filed by ABS. The continued Hearing on the Settlement Motion was held on February 16, 2006, at which time the settlement was modified. Prior to a separate hearing held on March 24, 2006, on ABS's Motion for Order: (1) Approving Sale and Assignment of Substantially All Assets of the Estate Free and Clear of Liens; (2) Approving Assumption and Assignment of Leases and Executory Contracts Included in the Sale and Rejection of Leases and Executory Contracts Not Included in the Sale; and (3) Granting Related Relief (the "Sale Motion"), the settlement was further modified. The modifications to the proposed settlement were read into the Bankruptcy Court's record at the Hearing on the Settlement Motion and the March 24, 2006 hearing on the Sale Motion ("Proposed

Modifications"). Written notice of the Proposed Modifications was provided to creditors and parties in interests on March 27, 2006, and the Declaration of James C. Bastian, Jr., attesting that no objections to the Proposed Modifications have been received by ABS, was filed with the Bankruptcy Court. As of April 14, 2006, an order approving the settlement had been entered by the Bankruptcy Court.

Subject to and conditioned upon the approval of the settlement by the Bankruptcy Court and Bankruptcy Court approval of and consummation of the sale of substantially all of ABS's assets to the Company pursuant to the Sale Motion, the Company shall have an allowed claim against the ABS's estate in the amount of $2,350,000, of which $750,000 shall be credited to the purchase of substantially all of ABS's assets. Under the settlement, the Company shall be allowed to participate as a general unsecured creditor of ABS's estate in the amount of $1,600,000 on a pari passu basis with the $2,100,000 general unsecured claim of certain insiders of ABS and subject to the prior payment of certain secured, priority, and non-insider claims in the amount of approximately $1,507,011. Subject to final negotiation and execution of a definitive purchase agreement and Bankruptcy Court Approval of the sale, CirTran Corporation shall purchase substantially all of ABS's assets in exchange for (i) a cash payment in the amount of $1,125,000, (ii) a reduction of CirTran's allowed claim in the Bankruptcy Case by $750,000, (iii) the assumption of any assumed liabilities, and (iv) the obligation to pay ABS a royalty equal to $3.00 per True Ceramic Pro flat iron unit sold by ABS (the "Royalty Obligation"). The Royalty Obligation shall be capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the 2 year anniversary of the Closing, then, within 30 days of such anniversary, the Company shall pay ABS an amount equal to $435,000 less the royalty payments made to date. As part of the settlement, the Company shall exchange general releases with, among others, ABS, Jason Dodo (the manager of ABS), Inventory Capital Group ("ICG"), and Media Funding Corporation ("MFC"). The settlement also resolves a related dispute with ICG in which ICG will assign $65,000 of its secured claim against ABS to the Company.

With respect to the hair dryers, as of April 14, 2006, we had not received any orders or shipped any products, either to ABS or its customers.

On January 9, 2006, we announced the first contract of the new year that could amount to $22 million in sales over the life of the contract. Arrowhead Industries, Inc., of Windermere, Florida, has awarded an exclusive contract to CirTran to manufacture its patented Hinge Helper (TM) do-it-yourself utility tool. The Hinge Helper will be manufactured by CirTran-Asia, the Company's China-based subsidiary. The exclusive manufacturing contract is for three years. Arrowhead has completed the infomercial and will begin media testing within 60 days from January 9, 2006. CirTran-Asia has provided Arrowhead multiple generation versions of the product for the Direct Response and Retail distribution. It is anticipated that the program will launch towards the end of the second quarter 2006.

Due to lack of performance, at management's suggestion, Mr. Michael Casey submitted his written resignation from the board of directors of CirTran-Asia on January 31, 2005. He was provided written acceptance by Mr. Hawatmeh, Chairman of the parent Company, CirTran Corp, on February 1, 2005.


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

The Company typically orders inventory on a customer-by-customer basis in the electronics assembly and manufacture division. In doing so the Company enters into binding agreements that the customer will purchase any excess inventory after all orders are complete. Almost 80% of the electronics assembly and manufacture inventory is secured by these agreements.

         Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2005, the Company does not consider any of its long-lived assets to be impaired.

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

Results of Operations - Comparison of Years Ended December 31, 2005 and 2004

         Sales and Cost of Sales

Net sales increased 46.6% to $12,992,512 for the year ended December 31, 2005, as compared to $8,862,715 for the year ended December 31, 2004. This sales increase can be attributed to several factors. The biggest factor contributed to the increase of net sales during the 2005 was the establishment of the new division CirTran-Asia, which has contributed $4,569,221 of the increase in revenue. Another factor was the strengthening of the overall marketing strategy of the Company. We have added many new customers mostly in CirTran Asia which contributed to the large increase. Also, industry-wide, we are seeing more OEMs release larger order commitments with extended time tables. The second significant factor directly related to CirTran is our marketing approach. Most contract manufacturers approach customers on a job-by-job basis. CirTran approaches customers on a partner basis. We have developed a program where we can be more effective when we control the material procurement, purchasing, and final assembly, providing the customer a final quality product delivered on time and at a lower market cost. This approach for the electronics assembly and manufacture division has resulted in sales to new customers of $170,504 during the year ended December 31, 2005. The biggest factor contributing to the increase of net sales during 2005 was our contract manufacturing division, which has resulted in sales to new customers of $4,598,211.

Cost of sales decreased by 4.6%, from $7,030,934 during year ended December 31, 2004, to $6,706,135 during year ended December 31, 2005. The decrease in cost of sales is due to an increase in revenue. Our gross profit margin for the year ended December 31, 2005, was 48.1%, up from 20.5% from the year ended December 31, 2004. The increase in margins is attributable to the outsourcing strategy of most of CirTran Asia's business to other subcontractors in China to better control cost of materials, direct labor, and scrap.

The following charts present (i) comparisons of sales, cost of sales and gross profit generated by our two main areas of operations, i.e., Asia Division, electronics assembly and Ethernet technology, during 20043 and 2005; and (ii) comparisons during these two years for each division between sales generated by pre-existing customers and sales generated by new customers.



                   Year        Sales       Cost of Sales      Gross Loss/Margin
                   ----    -------------   -------------      -----------------

Contract           2005    $   9,865,023   $   5,739,436      $      4,125,587
Manufacture        2004        5,458,944       4,736,479               722,465

Electronics        2005        3,002,038         973,953(2)          2,028,085
Assembly           2004        3,354,057       2,282,253(1)          1,071,804

Ethernet           2005          125,451          79,850(3)             45,601
Technology         2004           49,714          25,202                24,512


                               Total       Pre-existing              New
                   Year        Sales         Customers            Customers
                   ----    -------------   -------------      -----------------

Contract           2005     $   9,865,023  $   5,266,812      $      4,598,211
Manufacture        2004         5,458,944              0             5,458,944

Electronics        2005         3,002,038      2,831,534               170,504
Assembly           2004         3,354,057      2,796,720               557,337

Ethernet           2005           125,451        101,004                24,447
Technology         2004            49,714         30,257                19,457

(1)      Includes the write-down of carrying value of inventories of $13,000
(2)      Includes the write-down of carrying value of inventories of $17,364
(3)      Includes the write-down of carrying value of inventories of $20,725

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at December 31, 2005 was $2,271,604, as compared to $1,453,754 at December 31, 2004. The increase in inventory is due to the repossession of ABS finished goods inventory.

         Selling, General and Administrative Expenses

During the year ended December 31, 2005, selling, general and administrative expenses were $5,923,075 versus $3,362,933 for 2004, a 76.1% increase. The increase was due to expenses related to the CirTran-Asia division, along with our efforts to aggressively market our products. Selling, general and administrative expenses as a percentage of sales as of December 30, 2005 were 45.6% as compared to 37.9% during 2004. This increase is due to expenses related to the CirTran-Asia division, along with our efforts to aggressively market our products

         Other Income and Expense

Interest expense for 2005 was $1,225,252 as compared to $495,637 for 2004, a increase of 147.2%. The increase is primarily due to the increase in interest expense related the convertible debentures, accretion expense and interest accrued. Also, included are the settlement of various notes payable and interest income charged to delinquent accounts receivable accounts. As of December 31, 2005 and 2004, the amount of our liability for delinquent state and federal payroll taxes and estimated penalties and interest thereon was $98,316 and $723,660, respectively. We had a gain on forgiveness of debt related to previously unpaid liabilities in the amount of $337,761 and a gain on derivative valuation of $169,570.

As a result of the above factors, our overall net loss decreased 19.8% to $527,708 for the year ended December 31, 2005, as compared to $658,322 for the year ended December 31, 2004.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $19,327,310 at December 31, 2005, and $18,799,602 at December 31, 2004. Our net loss for the year ending December 31, 2005 was $527,708, compared to $658,322 for the year ending December 31, 2004. Our current liabilities exceeded our current assets by $1,142,874 as of December 31, 2005, and $3,558,826 as of December 31, 2004. The decrease in the difference is due to the settlement of notes payable and the agreement with the Internal Revenue Service. Also, in the difference is an increase in cash, net inventory and trade accounts payable. For the years ended December 31, 2005 and 2004, we recorded negative cash flows from operations of $1,751,744 and $1,680,054, respectively.

         Cash

We had cash on hand of $1,427,865 at December 31, 2005, compared to $81,101 at December 31, 2004. The increase in cash on hand is due to a new cash management system that was established during 2003, and cash proceeds from the Cornell convertible debenture.

Net cash used in operating activities was $1,751,744 for the fiscal year ended December 31, 2005. During 2005, net cash used in operations was primarily attributable to $527,708 in net losses from operations, a gain on forgiveness of debt of $337,761, an increase in accounts receivable of $2,126,097, and a decrease in accrued liabilities of $446,452, partially offset by increases in accounts payable of $291,143 and in accrued prepaid expenses of $277,987. The non-cash charge was for depreciation and amortization of $324,955.

Net cash used in investing activities during the fiscal year ended December 31, 2005, consisted of the property and equipment purchases of $295,346.

Net cash provided by financing activities was $3,354,523 during the fiscal year ended December 31, 2005. Principal sources of cash were proceeds from stockholder notes payable of $123,220, proceeds of $3,102,067 from convertible debentures, net of cash paid for offering costs; proceeds from the exercise of options and warrants to purchase common stock of $33,000, and proceeds from notes payable to related parties of $95,586.

         Accounts Receivable

At December 31, 2005, we had receivables of $3,358,981, net of a reserve for doubtful accounts of $158,374, as compared to $1,288,719 at December 31, 2004, net of a reserve of $41,143.

This increase was primarily attributed to sales having substantially increased in the last months of the year as compared to the last two months in 2005. Also included is the unpaid balance of accounts receivable from ABS. (See ABS history beginning on page 6). The Company has implemented an aggressive process to collect past due accounts over the past two years. Individual accounts are continually monitored for collectibilty. As part of monitoring individual customer accounts, the Company evaluates the adequacy of its allowance for doubtful accounts. Since the implementation of the new collection process, very few accounts have been deemed uncollectible.

          Accounts Payable

Accounts payable were $1,239,519 at December 31, 2005, as compared to $1,104,392 at December 31, 2004. This increase is due to an increase in sales.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $19,327,310 and a total stockholders' equity of $1,268,054 at December 31, 2005. In addition, during 2005 and 2004, we have used, rather than provided, cash in our operations. As of December 31, 2005, our monthly operating costs and interest expenses averaged approximately $607,000 per month.

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

During the year ended December 31, 2004, Abacas completed negotiations with several vendors of the Company, whereby Abacas purchased various past due amounts for goods and services provided by vendors, as well as notes payable (see Note 7). The total of these obligations was $1,263,713. The Company has recorded this transaction as a $1,263,713 non-cash increase to the note payable owed to Abacas, pursuant to the terms of the Abacas agreement.

The total principal amount owed to Abacas between the note payable and the bridge loan was zero and $1,530,587 as of December 31, 2005 and 2004, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was zero and $430,828 as of December 31, 2005 and 2004, respectively, and is included in accrued liabilities.

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

Notes Payable to Equity Line Investor

During 2003, we borrowed a total of $1,830,000 from Cornell Capital Partners, LP, pursuant to nine unsecured promissory notes. The loans were made and the notes were issued from June 2003 through December 2003. In lieu of interest, we paid fees to the lender, ranging from 5% to 10%, of the amount of the loan. These fees have been recorded as interest expense. The fees were negotiated in each instance and agreed upon by us and by the lender and its affiliate. The notes were repayable over periods ranging from 70 days to 131 days. Each of the notes stated that if we did not repay the notes when due, a default interest rate of 24% would apply to the unpaid balance. Through December 31, 2003, we directed the repayment of $1,180,000 of these notes from proceeds generated under the Equity Line Agreement, as discussed below. At December 31, 2003, the balance owing on these notes was $650,000. All notes were paid when due or before, and at no time did we incur the 24% penalty interest rate.

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

With the sale of the Convertible Debenture in May 2005 to Highgate, $2,265,000 of the proceeds were paid to Cornell to repay promissory notes in the amount of $1,700,000 and $565,000.

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

Pursuant to the Equity Line Agreement, in connection with each draw, we agreed to pay a fee of 4% of the amount of the draw to Cornell as consideration for its providing the Equity Line. Total fees paid for the year ended December 31, 2004 were $128,000. Of these payments, $86,000 was offset against additional paid-in capital as shares were issued under the Equity Line Agreement and $68,000 was recorded as deferred offering costs for total deferred offering costs of $68,000 at December 31, 2004. These deferred offering costs were expensed as the Equity Line Agreement was terminated in conjunction with the sale of the Convertible Debenture in May 2005.

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

Convertible Debenture Transaction

On May 26, 2005, we entered into a securities purchase agreement (the "Purchase Agreement") with Highgate, relating to the issuance of a 5% Secured Convertible Debenture, due December 31, 2007, in the aggregate principal amount of $3,750,000 (the "Convertible Debenture").

In connection with the issuance of the Convertible Debenture, we used $2,265,000 to repay two promissory notes to Cornell Capital Partners, LP ("Cornell"), one in the amount of $1,700,000, and the other in the amount of $565,000. Highgate and Cornell have the same general partner, Yorkville Advisors, but have different portfolio managers.

We also paid a commitment fee of $240,765, a structuring fee of $10,000 to Highgate, and legal fees of $5,668. As such, of the total purchase amount of $3,750,000, the net proceeds to us were $1,228,567, which we received following the closing of the sale of the Convertible Debenture. We used these proceeds for general corporate and working capital purposes.

The Convertible Debenture bears interest at a rate of 5%. Highgate is entitled to convert, at its option, all or part of the principal amount owing under the Convertible Debenture into shares of our common stock at a conversion price equal to the lesser of (a) $0.10 per share, or (b) an amount equal to the lowest closing bid price of the Common Stock as listed on the OTC Bulletin Board, as quoted by Bloomberg L.P. for the twenty (20) trading days immediately preceding the conversion date. Except as otherwise set forth in the Convertible Debenture, Highgate's right to convert principal amounts owing under the Convertible Debenture into shares of our common stock is limited as follows:

         1. Highgate may convert up to $250,000 worth of the principal amount plus accrued interest of the Convertible Debenture in any consecutive 30-day period when the market price of our stock is $0.10 per share or less at the time of conversion;

         2. Highgate may convert up to $500,000 worth of the principal amount plus accrued interest of the Convertible Debenture in any consecutive 30-day period when the price of our stock is greater than $0.10 per share at the time of conversion, provided, however, that Highgate may convert in excess of the foregoing amounts if we and Highgate mutually agree; and

         3. Upon the occurrence of an event of default (as defined in the Convertible Debenture), Highgate may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may, notwithstanding any limitations contained in the Convertible Debenture and/or the Purchase Agreement, convert the Convertible Debenture and accrued interest thereon into shares of our common stock pursuant to the Convertible Debenture.

Pursuant to the Convertible Debenture, interest is to be paid at the time of maturity or conversion. We may, at our option, pay accrued interest in cash or in shares of common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either (i) the date the interest payment is due; or (ii) if the interest payment is not made when due, the date on which the interest payment is made.

Additional Convertible Debenture Transaction

On December 30, 2005, we entered into a securities purchase with Cornell Capital, relating to the issuance of a 5% Secured Convertible Debenture, due July 30, 2008, in the aggregate principal amount of $1,500,000 (the "Cornell Debenture").

We also paid a commitment fee of $120,000 and a structuring fee of $10,000 to Cornell Capital. As such, of the total amount of $1,500,000, the net proceeds to us were $1,370,000. We will use these proceeds for general corporate and working capital purposes, at our discretion.

The Cornell Debenture bears interest at a rate of 5%. Cornell Capital is entitled to convert, at its option, all or part of the principal amount owing under the Debenture into shares of the Company's common stock at a conversion price equal one hundred percent (100%) of the lowest closing bid price of the Common Stock as listed on the OTC Bulletin Board, as quoted by Bloomberg L.P. for the twenty (20) trading days immediately preceding the Conversion Date, subject to certain restrictions and limitations set forth in the Cornell Debenture.

Under the terms of the Cornell Debenture, except upon an event of default as defined in the Cornell Debenture, Cornell Capital may not convert the Cornell Debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by Cornell Capital and its affiliates to exceed 4.99% of the outstanding shares of the common stock following such conversion.

Pursuant to the Cornell Debenture, interest is to be paid at the time of maturity or conversion. We may, at our option, pay accrued interest in cash or in shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either (i) the date the interest payment is due; or (ii) if the interest payment is not made when due, the date on which the interest payment is made.

Also pursuant to the Cornell Debenture, we have the right to redeem, by giving 3 days' written notice to Cornell Capital, a portion or all of the Cornell Debenture then outstanding by paying an amount equal to one hundred five percent (105%) of the amount redeemed plus interest accrued thereon. In the event that we redeem only a portion of the outstanding principal amount of the Cornell Debenture, Cornell Capital may convert all or any portion of the unpaid principal or interest of the Cornell Debenture not being redeemed by us. Additionally, if after the earlier to occur of (x) fifteen (15) months following the date of the purchase of the Cornell Debenture or (y) twelve (12) months following the date on which the initial registration statement is declared effective, all or any portion of the Cornell Debenture remains outstanding, then we, at the request of Cornell Capital, are required to redeem such amount outstanding at the rate of five hundred thousand dollars ($500,000) per each 30-day period. Finally, upon the occurrence of an event of default as defined in the Cornell Debenture, Cornell Capital can convert all outstanding principal and accrued interest under the Cornell Debenture irrespective of any of the limitations set forth in the Cornell Debenture and/or the Purchase Agreement, and in such event, all such principal and interest shall become immediately due and payable.

In connection with the Purchase Agreement, we also agreed to grant to Cornell Capital warrants (the "Warrants") to purchase up to an additional 10,000,000 shares of our common stock. The Warrants have an exercise price of $0.09 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred.

Additionally, we entered into an investor registration rights agreement (the "Registration Rights Agreement") with Cornell Capital, pursuant to which we agreed to file, within 120 days of the closing of the purchase of the Cornell Debenture, a registration statement to register the resale of shares of our common stock issuable to Cornell Capital upon conversion of the Cornell
Debenture. We agreed to register the resale of up to 42,608,696 shares, consisting of 32,608,696 shares underlying the Cornell Debenture, and 10,000,000 shares underlying the Warrants. We agreed to keep such registration statement effective until all of the shares issuable upon conversion of the Cornell

Debenture have been sold. In the event that we issue more than 32,608,696 shares of its common stock upon conversion of the Cornell Debenture, we will file additional registration statements as necessary.

We also entered into a security agreement (the "Security Agreement") with Cornell Capital, pursuant to which we granted a second position security interest in all of our property, including goods; inventory; contract rights and general intangibles; documents, receipts, and chattel paper; accounts and other receivables; products and proceeds; and any interest in any subsidiary, joint venture, or other investment interest to secure our obligation under the Cornell Debenture and the related agreements.

We also entered into an escrow agreement (the "Escrow Agreement") with Cornell Capital relating to the holding and disbursement of payment of the purchase price of the Cornell Debenture and cash payments made by us in payment of the obligations owing under the Cornell Debenture. We agreed with Cornell Capital to appoint David Gonzalez as the Escrow Agent under the Escrow Agreement.

A chart showing the number of shares issuable upon hypothetical conversions at particular conversion prices is set forth in the "Risk Factors" section on page 21.

By way of background, we have previously entered into financing transactions with Cornell Capital. In April 2003, we had entered into an equity line of credit agreement with Cornell Capital. Between December 2003 and March 2004, we drew a total of $2,150,000 on the equity line, and issued a total of 57,464,386 shares of common stock to Cornell Capital. In May 2004, we entered into a standby equity distribution agreement with Cornell Capital, but the agreement was terminated before any funds were drawn or any shares were issued. Between June 2003 and January 2005, Cornell Capital loaned to us an aggregate of $5,595,000 pursuant to promissory notes issued to Cornell Capital. These notes were paid in full by May 2005.

Highgate and Cornell have the same general partner, Yorkville Advisors, but have different portfolio managers. Additionally, the escrow agent appointed in connection with the purchase and sale of both the Cornell Capital debenture transaction and the Highgate debenture transaction is David Gonzalez, who is an officer of Cornell Capital.

The Company does not anticipate that it will use any of the proceeds of the sale of the Cornell Debenture to Cornell Capital to repay the debenture sold to Highgate.

Forward-looking statements

Certain of the statements contained in this Report (other than the historical financial data and other statements of historical fact) are forward-looking statements. These statements include, but are not limited to our expectations with respect to the development of a new offices or divisions; the achievement of certain revenue goals; the receipt of new business and contracts; and our intentions with respect to financing our operations in the future. Additional forward-looking statements may be found in the "Risk Factors" Section of this report, together with accompanying explanations of the potential risks associated with such statements.

Forward-looking statements made in this report, are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations, or that the effect of future developments on CirTran will be those anticipated by management. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate," "intends" and other words of similar meaning in connection with a discussion of future operating or financial performance.

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Many important factors could cause actual results to differ materially from management's expectations, including those listed in the "Risk Factors" Section, as well as the following:

         * unpredictable difficulties or delays in the development of new products and technologies;

         * changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in CirTran's markets;

         * pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

         *        difficulties   in  obtaining  or  retaining  the   management,
                  engineering, and other human resource competencies that we need to achieve our business objectives;

         * the impact on CirTran or a subsidiary from the loss of a significant customer or a few customers;

         * risks generally relating to our international operations, including governmental, regulatory or political changes;

         * transactions or other events affecting the need for, timing and extent of our capital expenditures; and

         *        the extent to which we reduce outstanding debt.


                          ITEM 7. FINANCIAL STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.


            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                        ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. In our evaluation, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

The deficiencies in our internal control over financial reporting related primarily to the failure to properly measure and disclose equity and debt transactions. The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff, but additional effort is needed to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Based on the matters identified above, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Board of Directors.

Changes in Internal Control over Financial Reporting. As noted above, we are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff, but additional effort is needed to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 31, 2007. We plan to dedicate significant resources, including management time and effort, in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following sets forth the names, ages and positions of our directors and officers and the officers of our operating subsidiaries, CirTran Corporation
(Utah) and CirTran Asia, along with their dates of service in such capacities.

     Name                  Age                Positions

Iehab J. Hawatmeh          39        President, Chief Executive Officer,
                                     Chief Financial Officer, Secretary and
                                     Director of CirTran Corporation; President of CirTran Corporation (Utah).
                                     Served  since July 2000.

Raed Hawatmeh              40        Director since June 2001.

Trevor Saliba              32        Director since June 2001.
                                     Senior Vice-President,
                                     Sales and Marketing.
                                     Served since January 2002.

Shaher Hawatmeh            40        Chief Operating Officer
                                     Served since June 2004

Charles Ho                 51        President, CirTran-Asia
                                     Served since June 2004

Iehab J. Hawatmeh, MBA
Chairman, President & CEO

Mr. Iehab Hawatmeh founded CirTran Corporation in 1993 and has been its Chairman, President and CEO since its inception. Mr. Hawatmeh oversees all daily operation including financial, technical, operational and sales functions for the Company. Under Mr. Hawatmeh's direction, the Company has seen its annual sales exceed $20 million, its employment exceed 360 and completed two strategic acquisitions. Prior to forming the Company, Mr. Hawatmeh was the Processing Engineering Manager for Tandy Corporation overseeing the company's entire contract manufacturing printed circuit board assembly division. In addition, Mr. Hawatmeh was responsible for developing and implementing Tandy's facility Quality Control and Processing Plan model which is used by CirTran today. Mr. Hawatmeh received his Master's of Business Administration from University of Phoenix and his Bachelor's of Science in Electrical and Computer Engineering from Brigham Young University. Iehab and Shaher Hawatmeh are brothers.

Raed Hawatmeh.
Director

Mr. Raed Hawatmeh, who is not related to Iehab Hawatmeh, has served as a director since June 2001. Mr. Raed Hawatmeh has been a self-employed investor and venture capitalist for the past five years, specializing in financing start-up companies in various industries.

Trevor M. Saliba, MS
Senior Vice President,
Worldwide Business Development

Mr. Saliba is responsible for sales and marketing activities worldwide and is responsible for overseeing all worldwide business development strategies for the Company. Mr. Saliba was elected to the Board of Directors in 2001. From 1997 - 2001 he was President and CEO of Saliba Corp., a privately held contracting firm he founded. From 1995-1997 he was an Associate with Morgan Stanley. From 1992 - 1995 he was Vice President of Sales and Marketing for SNJ Industries. Mr. Saliba holds a Bachelors Degree in Business Administration and a Masters Degree in Finance from La Salle University and has completed an Advanced Graduate Program in Engineering and Management at the University of California, Berkeley.

In June 2002 Mr. Saliba filed for personal bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California, which has not yet been discharged. The bankruptcy was unrelated to Mr. Saliba's involvement in CirTran.

James Snow
Vice President,
Product Development
President - Racore Technology Corporation

Mr. Snow is the Vice President of Product Development for CirTran Corporation and also President of Racore Technology Corp., a wholly owned subsidiary of the Company. Mr. Snow directly oversees the design, planning and management of Racore's proprietary Local Area Network (LAN) products and provides network consulting services to clients. Mr. Snow held the position of Director of Forward Planning and Project Engineering for Phillips Telecommunications and Data Systems (a Division of N.V. Phillips) from 1982 - 1992. In addition he was a Principle Engineer for Digital Equipment Corp. from 1992 - 1994. Mr. Snow holds a Bachelor's degree in Electrical Engineering from Brigham Young University and Business Management from Brookhaven College.

Shaher Hawatmeh
Chief Operating Officer

Mr. Shaher Hawatmeh joined the Company in 1993 as its Controller shortly after its founding. Today, Mr. Hawatmeh directly oversees all daily manufacturing production, customer service, budgeting and forecasting for the Company. Following the companies acquisition of Pro Cable Manufacturing in 1996, Mr. Hawatmeh directly managed the entire Company, supervising all operations for approximately two years and successfully oversaw the integration of this new division into the Company. Prior to joining CirTran, Mr. Hawatmeh worked for the Utah State Tax Commission. Mr. Hawatmeh earned his Master's of Business Administration with an emphasis in Finance from the University of Phoenix and his Bachelor's of Science in Business Administration and a Minor in Accounting. Iehab and Shaher Hawatmeh are brothers.

Charles Ho
President, CirTran-Asia

Mr. Ho, who became the President of our CirTran-Asia division on June 15, 2004, served for six years as the chairman of Meicer Semiconductor Co., Ltd., one of the leading semiconductor manufacturers located in China, and was a co-founder of two of the leading design and manufacturing firms of DVD and CD players: Lead Data Co., Ltd., and Media Group. Mr. Ho has served as CEO for Uking System Inc. since 1986 and is still holds that position. Mr. Ho has a Master of Business Administration Degree from the University of South Australia and Bachelor of Science degree in Industrial Design from National Taipei University of Technology.


At this time, the Company does not have an audit committee. The Company's Board of Directors acts as the Company's audit committee. Similarly, the Company's Board of Directors has determined that the Company does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to us during the fiscal year ended December 31, 2005, we are aware of the following untimely filings:

Iehab Hawatmeh, Raed Hawatmeh, Trevor Saliba and Shaher Hawatmeh all filed untimely Forms 5.

Code of Ethics. The Company has not yet adopted a code of ethics. The Board of Directors anticipates that it will adopt a code of ethics during the second quarter of 2006, and that we will file the code of ethics as an exhibit to our second quarterly report.

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

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services to us in all capacities (including Circuit Technologies, Inc.) for the prior fiscal years ended December 31, 2005, 2004, and 2003, of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year. The individuals named below received no other compensation of any type, other than as set out below, during the fiscal years indicated.

                                      Annual Compensation        Long-Term Compensation Awards
                                   -------------------------  -----------------------------------
                                                              Restricted
                                                    Bonus/       Stock      Stock
Name and                                 Salary   Commission    Awards     Options     All Other
Principal Position                 Year    ($)       ($)          ($)        (#)     Compensation
-------------------------------------------------------------------------------------------------
Iehab J. Hawatmeh                  2005  225,000   114,219                6,000,000            -
 President, Secretary,             2004  200,000         -         -      3,500,000            -
 Treasurer and Director            2003  175,000         -         -      6,500,000            -
                                   2002  175,000         -         -      1,850,000
-------------------------------------------------------------------------------------------------
                                   2005  120,000    31,895                5,000,000            -
Trevor M. Saliba                   2004  108,000         -         -      4,250,000            -
 Sr. Vice President and            2003  127,000         -         -      3,000,000            -
 Director of CirTran Corporation   2002  118,000         -         -        500,000
-------------------------------------------------------------------------------------------------
                                   2005        -         -         -      4,000,000            -
                                   2004        -         -         -      2,500,000            -
Raed S. Hawatmeh                   2003        -         -         -      3,000,000            -
 Director of CirTran Corporation   2002        -         -         -        500,000            -
-------------------------------------------------------------------------------------------------
                                   2005            460,126                  500,000            -
                                   2004        -   157,389         -              -            -
Charles Ho                         2003        -         -         -              -            -
 President of CirTran Asia         2002        -         -         -              -            -
-------------------------------------------------------------------------------------------------

Option/SAR Grants in the Year Ended December 31, 2005

--------------  ------------  ------------  -----------------  ---------------
                Number of     % of Total
                Securities    Options
                Underlying    Granted to
                Options/SARs  Employees in  Exercise or Base
Name            Granted (#)   Fiscal Year     Price ($/Sh)     Expiration Date
--------------  ------------  ------------  -----------------  ---------------
Iehab Hawatmeh  6,000,000     30.00%         $0.022 - $0.027    Jan - Dec 2010
--------------  ------------  ------------  -----------------  ---------------
Trevor Saliba   5,000,000     25.00%         $0.022 - $0.027    Jan - Dec 2010
--------------  ------------  ------------  -----------------  ---------------
Raed Hawatmeh   4,000,000     20.00%         $0.022 - $0.027    Jan - Dec 2010
--------------  ------------  ------------  -----------------  ---------------
Charles Ho      500,000       2.00%          $0.06              Jan 2006
--------------  ------------  ------------  -----------------  ---------------



Option/SAR Grants in the Year Ended December 31, 2004

--------------  ------------  ------------  -----------------  ---------------
                Number of     % of Total
                Securities    Options
                Underlying    Granted to
                Options/SARs  Employees in  Exercise or Base
Name            Granted (#)   Fiscal Year     Price ($/Sh)     Expiration Date
--------------  ------------  ------------  -----------------  ---------------
Iehab Hawatmeh  3,500,000     14.58%        $0.015 - $0.03     Jan - Dec 2009
--------------  ------------  ------------  -----------------  ---------------
Trevor Saliba   4,250,000     17.71%        $0.015 - $0.03     Jan - Dec 2009
--------------  ------------  ------------  -----------------  ---------------
Raed Hawatmeh   3,500,000     14.58%        $0.015 - $0.03     Jan - Dec 2009
--------------  ------------  ------------  -----------------  ---------------

Aggregated Option/SAR Exercises in the Year Ended December 31, 2005 and December 31, 2004 Option/SAR Values

--------------   ------------   ------------   -------------   ---------------
                                               Number of
                                               Securities
                                               Underlying         Value of
                                               Unexercised      Unexercised
                                               Options/SARs     In-the-Money
                                               at  FY          Options/SARs at
                 Shares                        End (#)            FY-End ($)
                 Acquired  on      Value       Exercisable/      Exercisable/
Name             Exercise (#)   Realized ($)   Unexercisable    Unexercisable
--------------   ------------   ------------   -------------   ---------------
Iehab Hawatmeh   8,000,000      $198,000       -               $            -
--------------   ------------   ------------   -------------   ---------------
Trevor Saliba    4,000,000      $100,000       3,000,000/0     $     71,000/0
--------------   ------------   ------------   -------------   ---------------
Raed Hawatmeh    3,000,000      $73,000        5,250,000/0     $    123,500/0
--------------   ------------   ------------   -------------   ---------------
Charles Ho       -              -              500,000/0                    -
--------------   ------------   ------------   -------------   ---------------

Aggregated Option/SAR Exercises in the Year Ended December 31, 2005 and December 31, 2004 Option/SAR Values

--------------   ------------   ------------   -------------   ---------------
                                               Number of
                                               Securities
                                               Underlying         Value of
                                               Unexercised      Unexercised
                                               Options/SARs     In-the-Money
                                               at  FY          Options/SARs at
                 Shares                        End (#)            FY-End ($)
                 Acquired  on      Value       Exercisable/      Exercisable/
Name             Exercise (#)   Realized ($)   Unexercisable    Unexercisable
--------------   ------------   ------------   -------------   ---------------
Iehab Hawatmeh   1,500,000      $33,750        -               $            -
--------------   ------------   ------------   -------------   ---------------
Trevor Saliba    2,250,000      $56,250        -               $            -
--------------   ------------   ------------   -------------   ---------------
Raed Hawatmeh    750,000        $11,250        2,250,000/0     $     52,500/0
--------------   ------------   ------------   -------------   ---------------


Options issuable in connection with Manufacturing Agreement -- On June 10, 2004, we entered into an exclusive manufacturing agreement with certain Developers, including Charles Ho, the President of CirTran-Asia. Under the terms of the agreement, we, through our wholly owned subsidiary CirTran-Asia, have the exclusive right to manufacture certain products developed by the Developers or any of their affiliates. In connection with this agreement, through April 14, 2006, we had identified seven products, in connection with which we agreed to issue options to purchase shares common stock to the Developers upon the sale, shipment and payment for specified amounts of units of a the identified products, as set forth below. The options will be exercisable at $0.06 per share, vest on the grant date and expire one year after issuance. The schedule of units and potential options that will be issued follows:

---------------------  -------  --------- -------------  --------  -------------
                                 Options      Each                    Options
                                   for       Multiple    Options      Issued
Product                Initial   Initial     of Units    for Each     Through
                       Units      Units   Above Initial  Multiple    April 14,
                                 Sold(1)      Units      of Units       2006
---------------------  -------  --------- -------------  --------  -------------
Ab King Pro            500,000    500,000     100,000    100,000   1,500,000 (3)
---------------------  -------  --------- -------------  --------  -------------
Ab Roller              500,000    500,000     200,000    100,000           -
---------------------  -------  --------- -------------  --------  -------------
Ab Trainer Club Pro     25,000    500,000      15,000    100,000           -
---------------------  -------  --------- -------------  --------  -------------
Instant Abs            100,000    500,000      50,000    100,000           -
---------------------  -------  --------- -------------  --------  -------------
Hot Dog Express (2)    300,000  1,000,000     100,000    200,000           -
---------------------  -------  --------- -------------  --------  -------------
Condiment Caddy        200,000    250,000     100,000    100,000           -
---------------------  -------  --------- -------------  --------  -------------
Denise Austin Pilates  200,000    500,000     100,000    100,000           -
---------------------  -------  --------- -------------  --------  -------------

(1) Except as set forth in Notes (2) and (3), the options set forth in this table are issuable to Charles Ho, President of our subsidiary CirTran-Asia.

(2) Of the options for initial units sold for this product, Mr. Ho, President of CirTran-Asia, is entitled to receive 700,000, with the remaining 300,000 going to the other developer. For each multiple of units above the initial units, Mr. Ho and the other developer are each entitled to receive an additional 100,000 options, for an aggregate of 200,000 options.

(3) Of the options issued in connection with this product, Mr. Ho received 500,000, and two other developers each received 500,000 options.

As of April 14, 2006, we had issued a total of 1,500,000 options pursuant to the agreement relating to the Ab King Pro, but had not received sufficient orders or shipped sufficient quantities of the other products listed in the table to trigger the issuance of additional options. Of the 1,500,000 options issued, Mr. Ho received 500,000 options. The 500,000 options were issued at $0.06 per share and the balance of the options for the Ab King Pro expired in January 2006.

During 2004, Mr. Ho received approximately $157,400 in commissions in connection with the manufacturing agreement. During 2005, Mr. Ho received approximately $460,200 in commissions in connection with the manufacturing agreement. As of April 14, 2006, Mr. Ho had received approximately $97,000 in commissions in connection with the manufacturing agreement.

Mr. Ho's commissions are calculated by predetermined percentages from manufacturing agreements and/or appendixes. Most of the commissions are calculated using the sales price less freight and cost of sales to the factory, that amount is then multiplied by the contract percentage, per unit for each product, after the payment has been received.

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

As of April 8, 2005, 35,000,000 options to purchase shares of common stock and no stock purchase rights had been granted under the 2003 Plan. Therefore, the 2003 Plan had been fully distributed.

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

As of December 31, 2005, 38,000,000 options to purchase shares of common stock and no stock purchase rights have been granted under the 2004 Plan.

Securities authorized for issuance under equity compensation plans

The following table sets forth information about the Company's equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under the specified plan through April 14, 2006.

------------------------------ ----------------------- ------------------- ---------------------
                                                       Weighted average    Number of
                               Number of securities    exercise price of   securities
                               to be issued upon       outstanding         remaining available
                               exercise of             options,            for future issuance
                               outstanding options,    warrants, and       under equity
Plan Category                  warrants, and rights    rights              compensation plans
------------------------------ ----------------------- ------------------- ---------------------
Equity compensation plans
approved by shareholders                 0                     0                    0
------------------------------ ----------------------- ------------------- ---------------------
Equity compensation plans      2002 Plan:              2002 Plan:          2002 Plan:
not approved by shareholders
                                   500 options             $0.0001/share       0 options

                               2003 Plan:              2003 Plan:          2003 Plan:

                                   3,750,000 options       $0.01/share         0 options

                               2004 Plan:              2004 Plan:          2004 Plan:

                                   13,000,000 options      $0.03/share         2,000,000
                                                                               options

------------------------------ ----------------------- ------------------- ---------------------

Total                          16,750,500              $0.03/share         2,000,000
------------------------------ ----------------------- ------------------- ---------------------

                           ITEM 11. SECURITY OWNERSHIP
                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table sets forth the number and  percentage  of the  616,586,117 outstanding shares of our common stock which, according to the information supplied to us, were beneficially owned, as of April 14, 2006, by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock.

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

--------------------------------------------------------------------------------
                                                                       Percent
Name and Address                     Relationship     Common Shares    of Class
--------------------------------------------------------------------------------
Saliba Private Annuity Trust (1)     5%                 75,698,990      12.28%
115 S. Valley Street                 Shareholder
Burbank, CA 91505

--------------------------------------------------------------------------------
Iehab J. Hawatmeh                    Director,          62,288,465      10.10%
4125 South 6000 West                 Officer
West Valley City, Utah 84128         & 5% Shareholder

--------------------------------------------------------------------------------
Raed Hawatmeh (3)                    Director           31,007,530       5.03%
10989 Bluffside Drive                & 5%
Studio City, CA 91604                Shareholder

--------------------------------------------------------------------------------
Trevor Saliba (2)                    Director           13,275,000       2.15%
13848 Valleyheart Drive
Sherman Oaks, CA 91423

--------------------------------------------------------------------------------
All Officers and Directors as                          182,269,985      17.28%
a Group (3 persons)
--------------------------------------------------------------------------------
______________________

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

(2) Includes options to purchase up to 1,000,000 shares each that can be exercised anytime at exercise prices of $0.027 per share.

(3) Includes options to purchase up to 6,250,000 shares that can be exercised anytime at exercise prices of $0.02 - $0.03 per share.

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

During the year ended December 31, 2004, Abacas completed negotiations with several vendors of the Company, whereby Abacas purchased various past due amounts for goods and services provided by vendors, as well as notes payable. The total of these obligations was $1,263,713. The Company has recorded this transaction as a $1,263,713 non-cash increase to the note payable owed to Abacas, pursuant to the terms of the Abacas agreement.

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

3.2 Bylaws (previously filed as Exhibit No. 3 to our 8-K dated July 1, 2000, Commission File No. 33-13674-LA, and incorporated herein by reference).

10.1 Securities Purchase Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 3, 2005, and incorporated herein by reference).
10.2 Form of 5% Convertible Debenture, due December 31, 2007, issued by CirTran Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 3, 2005, and incorporated herein by reference).
10.3 Investor Registration Rights Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 3, 2005, and incorporated herein by reference).
10.4 Security Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 3, 2005, and incorporated herein by reference).
10.5           Escrow  Agreement  between  CirTran  Corporation,  Highgate House
               Funds, Ltd., and David Gonzalez dated as of May 26, 2005 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 3, 2005, and incorporated herein by reference).
10.6 Termination Agreement between CirTran Corporation and Cornell Capital Partners, LP, dated as of May 26, 2005 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 3, 2005, and incorporated herein by reference).

10.7 Standby Equity Distribution Agreement between CirTran Corporation and Cornell Capital Partners, LP, dated as of May 21, 2004 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).
10.8 Registration Rights Agreement between CirTran Corporation and Cornell Capital Partners, LP, dated as of May 21, 2004 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).
10.9 Placement Agent Agreement between CirTran Corporation and Newbridge Securities Corporation, dated as of May 21, 2004 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).

10.10 Escrow Agreement by and among CirTran Corporation, Cornell Capital Partners, LP, and Butler Gonzalez LLP, dated as of May 21, 2004 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).
10.11 Exclusive Manufacturing Agreement ("Exclusive Agreement") by and among Michael Casey; Michael Casey Enterprises, Ltd.; Charles Ho; Uking System Industry Co., Ltd.; David Hayek; HIPMG, Inc. and CirTran-Asia, Inc., dated as of June 10, 2004 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).
10.12 Appendix A-1 to Exclusive Agreement for AbKing Pro (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A, filed with the Commission on January 24, 2006, and incorporated herein by reference)
10.13          Appendix A-2 to  Exclusive  Agreement  for  AbRoller  (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A, filed with the Commission on January 24, 2006, and incorporated herein by reference) (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission).
10.14 Appendix A-3 to Exclusive Agreement for AbTrainer Club Pro (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A, filed with the Commission on January 24, 2006, and incorporated herein by reference) (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission).
10.15 Appendix A-4 to Exclusive Agreement for Instant Abs (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A, filed with the Commission on January 24, 2006, and incorporated herein by reference) (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission).
10.16 Appendix A-5 to Exclusive Agreement for Hot Dog Express (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A, filed with the Commission on January 24, 2006, and incorporated herein by reference) (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission).
10.17 Appendix A-7 to Exclusive Agreement for Condiment Caddy (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A, filed with the Commission on January 24, 2006, and incorporated herein by reference) (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission).
10.18 Appendix A-8 to Exclusive Agreement for Denise Austin Pilates product (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A, filed with the Commission on January 24, 2006, and incorporated herein by reference)
10.19 Employment Agreement with Iehab Hawatmeh, dated as of July 1, 2004 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).
10.20 Employment Agreement with Shaher Hawatmeh, dated as of July 1, 2004 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).
10.21 Employment Agreement with Trevor Saliba, dated as of July 1, 2004 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).
10.22 Employment Agreement with Charles Ho, dated as of July 1, 2004 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).
10.23 Letter Agreement between MET Advisors and CirTran Corporation, dated August 1, 2003 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).
10.24 Consulting Agreement between CirTran Corporation and Cogent Capital Corp., dated September 14, 2003 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).
10.25 Agreement between CirTran Corporation and Transactional Marketing Partners, Inc., dated as of October 1, 2004 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB/A, filed with the Commission on December 22, 2004, and incorporated herein by reference).
10.26 Promissory Note, payable to Cornell Capital Partners, for $230,000, dated June 9, 2003 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.27 Promissory Note, payable to Cornell Capital Partners, for $100,000, dated July 16, 2003 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.28 Promissory Note, payable to Cornell Capital Partners, for $100,000, dated August 28, 2003 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.29 Promissory Note, payable to Cornell Capital Partners, for $200,000, dated September 26, 2003 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.30 Promissory Note, payable to Cornell Capital Partners, for $300,000, dated October 3, 2003 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).

10.31 Promissory Note, payable to Cornell Capital Partners, for $250,000, dated October 23, 2003 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.32 Promissory Note, payable to Cornell Capital Partners, for $250,000, dated November 10, 2003 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.33 Promissory Note, payable to Cornell Capital Partners, for $250,000, dated December 5, 2003 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.34 Promissory Note, payable to Cornell Capital Partners, for $150,000, dated December 23, 2003 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.35 Promissory Note, payable to Cornell Capital Partners, for $250,000, dated January 29, 2004 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.36 Promissory Note, payable to Cornell Capital Partners, for $250,000, dated February 27, 2004 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.37 Promissory Note, payable to Cornell Capital Partners, for $1,000,000, dated March 23, 2004 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.38 Promissory Note, payable to Cornell Capital Partners, for $1,700,000, dated June 17, 2004 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.39 Preferred Manufacturing Agreement between the Company and Broadata Communications, Inc., dated as of April 14, 2004 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on May 17, 2004, and incorporated herein by reference).
10.40 Subscription Agreement between CirTran Corporation and the Saliba Living Trust (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).
10.41 Subscription Agreement between CirTran Corporation and the Saliba Private Annuity Trust (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).
10.42          Subscription  Agreement between CirTran Corporation and Trevor M.
               Saliba (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).
10.43 Subscription Agreement between CirTran Corporation and Basem Neshiewat (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).
10.44 Subscription Agreement between CirTran Corporation and Sam Attallah (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).

10.45 Subscription Agreement between CirTran Corporation and Amer Hawatmeh (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).
10.46 Subscription Agreement between CirTran Corporation and Anwar Ajnass (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).
10.47 Subscription Agreement between CirTran Corporation and I&R Properties, LLC (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).
10.48 PFE Properties, LLC, Membership Acquisition Agreement between CirTran Corporation and Rajayee Sayegh, dated as of March 31, 2005 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).
10.49 Exclusive Manufacturing and Supply Agreement, dated as of April 21, 2005, by and between CirTran Corporation and Guthy-Renker Corporation (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission) (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.50 Promissory Note, payable to Cornell Capital Partners, for $565,000 (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.51 Exclusive Manufacturing Agreement, dated as of January 19, 2005, by and between CirTran Corporation and Advanced Beauty Solutions, LLC (previously filed as an exhibit to a Current Report on Form
               8-K filed with the Commission on February 28, 2005, and incorporated herein by reference - portions of this exhibit were redacted pursuant to a request for confidential treatment and were filed separately with the Commission).
10.52 Amendment No. 2 to Exclusive Manufacturing Agreement, dated as of July 7, 2005, by and between CirTran Corporation and Advanced Beauty Solutions, LLC (previously filed as an exhibit to an amendment to the Company's registration statement on form SB-2, SEC File No. 333-128549, filed with the Commission on December 20, 2005, and incorporated herein by reference).
10.53          Watt Plaza Office Sublease,  between the Company and the Fredrick
               R. Weisman Philanthropic Foundation, dated as of October 24, 2005
10.54 Exclusive manufacturing and supply agreement between the Company and Arrowhead Industries, Inc., dated as of December 28, 2005 (previous filed as an exhibit to Current Report Form 8-K filed with the commission on January 18, 2006 and incorporated herein by reference).

21             Subsidiaries of the Registrant

31.            Certification of President and Chief Financial Officer

32             Certification pursuant to 18 U.S.C. Section 1350


                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Hansen Barnett & Maxwell, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 and 2004 were $86,734 and $85,740, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for assurance and related services by Hansen Barnett & Maxwell, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2005 and 2004 were $0 and $0, respectively.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004, for professional services rendered by Hansen Barnett & Maxwell for tax compliance, tax advice, and tax planning, for those fiscal years were $4,425 and $2,967, respectively. Services provided included preparation of federal and state income tax returns.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004, for products and services provided by Hansen Barnett & Maxwell other than those services reported above, for those fiscal years were $0 and $12,598, respectively.

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

                                           CIRTRAN CORPORATION


Date:  April 14, 2006                      By: /s/ Iehab J. Hawatmeh, President
                                                   (Principal Executive Officer,
                                                   Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 14, 2006                      Iehab J. Hawatmeh
                                           President, Chief Financial Officer
/s/ Iehab J. Hawatmeh                      and Director
----------------------------

Date:  April 14, 2006                      Raed Hawatmeh, Director

/s/ Raed Hawatmeh
----------------------------

Date:  April 14, 2006                      Trevor Saliba, Director

/s/ Trevor Saliba
----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon are filed as part of this Form 10-KSB:

                                                                        Page

    Report of Independent Registered Public Accounting Firm              F-2

    Consolidated Balance Sheets as of December 31, 2005 and 2004         F-3

    Consolidated Statements of Operations for the Years Ended
     December 31, 2005 and 2004                                          F-4

    Consolidated  Statement of Stockholders' Equity (Deficit) for
     the Years Ended December 31, 2004 and 2005                          F-5

    Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2005 and 2004                                          F-6

    Notes to Consolidated Financial Statements                           F-8

   HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS                Registered with the Public Company
              AND                               Accounting Oversight Board
     BUSINESS CONSULTANTS
   5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
     Phone: (801) 532-2200
      Fax: (801) 532-7944
        www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Directors and the Stockholders
CirTran Corporation


We have audited the accompanying consolidated balance sheets of CirTran Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



                                                      HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 29, 2006

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

December 31,                                               2005            2004
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                          $  1,427,865    $     81,101
Trade accounts receivable, net of
  allowance for doubtful accounts
  of $158,374 and $41,143, respectively               3,358,981       1,288,719
Inventory, Net of reserve of
  $751,296 and $547,405, respectively                 2,271,604       1,453,754
Prepaid Deposits                                        142,188               -
Other                                                   252,941         153,062
--------------------------------------------------------------------------------
   Total Current Assets                               7,453,579       2,976,636

Property and Equipment, Net                           2,686,737         840,793

Investment in Securities, at Cost                       300,000         300,000

Other Assets, Net                                       361,581           8,000

Deposits                                                100,000         100,000

Deferred Offering Costs                                       -          68,000
--------------------------------------------------------------------------------

Total Assets                                       $ 10,901,897    $  4,293,429
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                   $  1,239,519    $  1,104,392
Accrued liabilities                                   1,222,018       2,066,022
Deferred revenue                                        119,945               -
Derivative liability                                  4,910,303               -
Convertible Debenture                                   996,252               -
Current maturities of long-term notes payable            12,610       1,815,875
Notes payable to stockholders                            95,806          18,586
Notes payable to related parties                              -       1,530,587
--------------------------------------------------------------------------------
   Total Current Liabilities                          8,596,453       6,535,462
--------------------------------------------------------------------------------

Long-Term Notes Payable, Less Current Maturities      1,037,390               -
--------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, par value $0.001; authorized
  750,000,000 shares; issued and outstanding
  shares: 583,368,569 and 474,118,569 net of
  0 and 3,000,000 shares held in treasury at
  no cost at December 31, 2005 and 2004,
  respectively                                          583,364         474,114
Additional paid-in capital                           20,012,000      16,083,455
Accumulated deficit                                 (19,327,310)    (18,799,602)
--------------------------------------------------------------------------------
   Total Stockholders' Equity (Deficit)               1,268,054      (2,242,033)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders'
  Equity (Deficit)                                 $ 10,901,897    $  4,293,429
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended December 31,                      2005            2004
--------------------------------------------------------------------------------

Net Sales                                        $  12,992,512    $   8,862,715
Cost of Sales                                       (6,706,135)      (7,030,934)
Writedown of carrying value of inventories             (38,089)         (13,000)
--------------------------------------------------------------------------------

      Gross Profit                                   6,248,288        1,818,781
--------------------------------------------------------------------------------

Operating Expenses
   Selling, general and administrative expenses      5,923,075        3,362,933
   Non-cash employee compensation expense              135,000          332,181
--------------------------------------------------------------------------------
      Total Operating Expenses                       6,058,075        3,695,114
--------------------------------------------------------------------------------

         Loss From Operations                          190,213       (1,876,333)
--------------------------------------------------------------------------------

Other Income (Expense)
   Interest                                         (1,225,252)        (495,637)
   Gain on forgiveness of debt                         337,761        1,713,648
   Gain on derivative valuation                        169,570                -
--------------------------------------------------------------------------------
      Total Other Expense, Net                        (717,921)       1,218,011
--------------------------------------------------------------------------------

Net Loss                                         $    (527,708)   $    (658,322)
--------------------------------------------------------------------------------

Basic and diluted loss per common share          $       (0.00)   $       (0.00)
--------------------------------------------------------------------------------
Basic and diluted weighted-average
   common shares outstanding                       554,085,007      451,620,617
--------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.


                                      CIRTRAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

                                          Common Stock
                                    --------------------------    Additional
                                      Number                        Paid-in       Accumulated
                                     of Shares       Amount         Capital         Deficit          Total
---------------------------------------------------------------------------------------------------------------
Balance - December 31, 2003         349,087,699   $    349,088   $ 12,876,941    $(18,141,280)   $ (4,915,251)

Shares issued for conversion
   of  notes payable to equity
   line investor                     57,464,386         57,460      2,006,540               -       2,064,000

Shares issued for settlement
   of notes payable                   1,542,495          1,542         53,458               -          55,000

Shares issued for
   settlement expense                 1,000,000          1,000         59,000               -          60,000

Shares issued as settlement
   of salaries, accrued salaries
   and related interest              45,273,989         45,274        498,014               -         543,288

Options granted to employees,
   consultants and attorneys                  -              -        334,952               -         334,952

Exercise of stock options
   by directors and employees        14,250,000         14,250        259,500               -         273,750

Exercise of stock options by
   consultants and attorneys          5,500,000          5,500         (4,950)              -             550

Net loss                                      -              -              -        (658,322)       (658,322)
---------------------------------------------------------------------------------------------------------------

Balance - December 31, 2004         474,118,569        474,114     16,083,455     (18,799,602)     (2,242,033)

Shares issued for purchase of
   PFE                               20,000,000         20,000        780,000               -         800,000

Shares issued for settlement
   of notes payable & accrued
   interest                          51,250,000         51,250      2,004,694               -       2,055,944

Shares issued for
   settlement expense                13,000,000         13,000        491,371               -         504,371

Options granted to employees,
   consultants and attorneys                  -              -        229,330               -         229,330

Exercise of stock options
   by directors and employees        18,500,000         18,500        429,000               -         447,500

Exercise of stock options by
   consultants and attorneys          6,500,000          6,500         (5,850)              -             650

Net loss                                      -              -              -        (527,708)       (527,708)
---------------------------------------------------------------------------------------------------------------

Balance - December 31, 2005         583,368,569   $    583,364   $ 20,012,000    $(19,327,310)   $  1,268,054
---------------------------------------------------------------------------------------------------------------



                   The accompanying notes are an integral part of these financial statements.


                                                      F-5

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                            2005           2004
--------------------------------------------------------------------------------

Cash flows from operating activities
Net loss                                             $  (527,708)   $  (658,322)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                          324,955        249,395
  Accretion expense                                      826,124              -
  Provision for doubtful accounts                        117,231         12,267
  Provision for obsolete inventory                        38,090         13,000
  Loss on disposal of property and equipment                   -         33,238
  Gain on forgiveness of debt                           (337,761)    (1,713,881)
  Non-cash compensation expense                          135,000        226,250
  Abandoned offering costs expensed                       68,000              -
  Amortization of loan discount and loan costs           108,719              -
  Intrinsic value of options issued to employees          12,000              -
  Loan costs and interest witheld from loan proceeds      67,168        145,000
  Stock issued for employee compensation                       -        105,931
  Stock and warrants issued for settlement expense       654,153         60,000
  Options issued to attorneys and consultants for
   services                                              217,330        209,952
  Change in valuation of derivative                     (169,569)
  Accrued Interest Expense                               111,986              -
 Changes in assets and liabilities:
   Trade accounts receivable                          (2,128,289)    (1,211,799)
   Prepaid Deposits                                      (99,879)             -
   Inventories                                          (855,940)      (219,326)
   Prepaid expenses and other assets                    (277,987)        14,419
   Accounts payable                                      291,143        515,690
   Accrued liabilities                                  (446,455)       538,132
   Deferred revenue                                      119,945              -
--------------------------------------------------------------------------------
   Total adjustments                                  (1,224,036)    (1,021,732)
--------------------------------------------------------------------------------
 Net cash used in operating activities                (1,751,744)    (1,680,054)
--------------------------------------------------------------------------------

Cash flows from investing activities
Cash aquired with PFE acquisition                         39,331              -
Purchase of investment                                         -       (300,000)
Net change in deposits                                         -       (100,000)
Purchase of property and equipment                      (295,346)      (545,824)
--------------------------------------------------------------------------------
 Net cash used in investing activities                  (256,015)      (945,824)
--------------------------------------------------------------------------------

Cash flows from financing activities
Change in checks written in excess of cash in bank             -         (9,623)
Proceeds from notes payable to stockholders              123,220         18,500
Payments on notes payable to stockholders                      -        (31,752)
Proceeds from notes payable, net of cash paid for
 offering costs                                        3,102,067      2,927,000
Principal payments on notes payable                            -       (466,463)
Proceeds from notes payable to related parties            95,586      3,128,281
Payment on notes payable to related parties                    -     (3,025,149)
Proceeds from exercise of options and warrants to
 purchase common stock                                    33,000        111,500
Exercise of options issued to attorneys and
 consultants for services                                    650            550
--------------------------------------------------------------------------------
 Net cash provided by financing activities             3,354,523      2,652,844
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents              1,346,764         26,966

Cash and cash equivalents at beginning of year            81,101         54,135
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period           $ 1,427,865    $    81,101
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,                            2005         2004
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                 $  173,300   $  298,542

Noncash investing and financing activities

Notes issued for accounts payable and capital lease
 obligations                                             $        -   $  711,894
Acquisition of PFE Properties, LLC for stock and
 assumption of note payable                               1,868,974            -
Common stock issued for settlement of note payable
  and accrued interest                                    2,148,913    2,204,999
Deposit applied to purchase of property and equipment       100,000            -
Common stock issued for accrued rent and interest           411,402            -
Accrued interest converted to notes payable                       -        9,158
Stock options exercised for settlement of accrued
 interest and accrued compensation                          233,500       61,000
Note issued for settlement of notes payable and
 accrued interest                                                 -      551,819
Fees withheld from notes payable for Equity Line
 Agreement                                                        -       86,000
Loan costs included in notes payable                         50,850            -
Deferred offering costs withheld from notes payable
 proceeds                                                         -      128,000
Shares issued as settlement of salaries, accrued
 salaries and related interest                                    -      437,357
Stock options exercised for settlement of notes
 payable to stockholders                                     46,000            -
Loan fees incurred as part of convertible debenture
 (derivative)                                               380,765            -
Convertible debenture proceeds used to settle

  notes payable outstanding                               2,315,850            -

Initial recognition of derivative liability               5,079,872            -







   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Nature of Operations -- CirTran Corporation (the "Company") provides turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole, and custom injection molded cabling for leading electronics original equipment manufacturers ("OEMs") in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. The Company also designs, develops, manufactures, and markets a full line of local area network products, with emphasis on token ring and Ethernet connectivity.

In June 2004, the Company incorporated CirTran-Asia, Inc., a Utah corporation, as a wholly owned subsidiary. CirTran-Asia was formed to manufacture, either directly or through foreign subcontractors, certain products under exclusive manufacturing agreements.

On March 31, 2005, Cirtran Corporation acquired a 100% ownership interest in PFE Properties, LLC (see Note 6). Following the acquisition of the PFE interests, PFE will continue to own the building. PFE will remain a separate LLC due to liability issues and the Company will continue to make intercompany lease payments under the 2003 lease.

In December 2005, the Company incorporated CirTran Products, Inc., a Utah corporation, as a wholly owned subsidiary. CirTran Products was formed to offer products for sale at retail. The new division will be run from the Company's Los Angeles Office. The Company anticipates that consumer products built by the Company's wholly owned subsidiary CirTran Asia, as well as other products to be acquired, will be available for retail sale in 2006.

Principles of Consolidation -- The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation, CirTran-Asia Inc, CirTran Products, Inc. and PFE Properties, LLC. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition -- Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment. Returns for defective items are repaired and sent back to the customer. Historically, expenses experienced with such returns have not been significant and have been recognized as incurred.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

Cash and Cash Equivalents -- The Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable -- Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


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

Preproduction Design and Development Costs -- The Company incurs certain costs associated with the design and development of molds and dies for its contract manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point the costs are included as part of production equipment in property and equipment and amortized over their useful lives. The company holds title to all molds and dies. At December 31, 2005 and 2004 the company held $100,000 and $100,000, respectively in deposits. Capitalized costs associated with molds and dies included in property and equipment for the years ended December 31, 2005 and 2004 was $761,200 and $412,200, respectively.

Property and Equipment -- Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in operating results.

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $324,955 and $249,395, respectively.

Patents -- Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patents costs are amortized over the estimated useful life of the patent. During the year ended December 31, 2005, the Company capitalized $35,799 in patent related legal costs. The Company is amortizing this patent over its 7 year life. Amortization expense was $5,114 during the year ended December 31, 2005.

Impairment of Long-Lived Assets -- The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2005, the Company does not consider any of its long-lived assets to be impaired.

Financial Instruments with Derivative Features -- The Company does not hold or issue derivative instruments for trading purposes. However, the Company has convertible debentures that contain embedded derivatives that require separate valuation from the convertible debentures. The Company recognizes these

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


derivatives as liabilities in its balance sheet and measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings (losses) in the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model based on the historical volatility of its common stock. The fair value of derivative instruments are re-measured each quarter.

Advertising Costs -- The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2005 and 2004 were $33,111 and $26,801, respectively.

Stock-Based Compensation -- At December 31, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note
15. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the years ended December 31, 2005 and 2004, the Company recognized compensation expense relating to stock options and warrants of $364,330 and $226,250, respectively. During the years ended December 31, 2005 and 2004, the Company recognized compensation expense relating to the issuance of common stock of $0, and $105,931, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                        Years Ended December 31,
                                                        -----------------------
                                                           2005          2004
--------------------------------------------------------------------------------
Net loss, as reported                                   $(527,708)    $(658,322)
Add:  Stock-based  employee compensation expense
      included in net loss                                364,330       332,181
Deduct:  Total stock-based employee compensation
      expense determined under fair value based method
      for all awards                                     (211,247)     (517,924)
--------------------------------------------------------------------------------
Pro forma net loss                                      $(374,625)    $(844,065)
--------------------------------------------------------------------------------
Basic and diluted loss per common share as reported     $   (0.00)    $   (0.00)
--------------------------------------------------------------------------------
Basic and diluted loss per common share pro forma       $   (0.00)    $   (0.00)
--------------------------------------------------------------------------------


Income Taxes -- The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and the carryforward of operating losses and tax credits and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

Use of Estimates -- In preparing the Company's financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


Concentrations of Risk -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2005 and 2004, this allowance was $158,374 and $41,143, respectively.

During the year ended December 2005, sales to two customers accounted for 27 percent and 10 percent of net sales, respectively. Sales from both of these customers were part of the contract manufacturing segment. Account receivables from one customer equaled 71% of consolidated accounts receivable at December 31, 2005, which created a concentration of credit risk.

During the year ended December 2004, sales to two customers accounted for 52 percent and 14 percent of net sales, respectively. Sales from these customers were from the contract manufacturing segment and the electronics assembly segment, respectively. No individual customer account receivable balance at December 31, 2004, created a concentration of credit risk.

Fair Value of Financial Instruments -- The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes payable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value.

Reclassifications -- Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Loss Per Share -- Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 228,673,577 and 14,250,500 in potentially issuable common shares at December 31, 2005 and 2004, respectively. The potentially issuable common shares at December 31, 2005 and 2004 were excluded from the calculation of diluted loss per share because the effects are anti-dilutive.

New Accounting Standards -- In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25) and requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the Company's financial statements. This new standard is effective for interim and annual periods beginning after December 15, 2005. The Company is currently evaluating SFAS No. 123 as revised and intends to implement it in the first quarter of 2006. At December 31, 2005, all employee options were fully vested. Therefore, the implementation of this standard will not initially have a material impact on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company will be required to apply this statement to inventory costs incurred after December 31, 2005. The Company is currently evaluating what effect this statement will have on the Company's financial position and results of operations.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company will be required to apply this statement for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140 (SFAS
155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $527,708 and $658,322 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company had an accumulated deficit of $19,327,310 and $18,799,602, respectively, and a total stockholders' equity (deficit) of $1,268,054 and ($2,242,033), respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $1,751,744 and $1,680,054 for the years ended December 31, 2005 and 2004, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraphs,  recoverability of

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


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

As discussed in Note 13, the Company had entered into an equity line of credit agreement and a standby equity distribution agreement with a private investor. With the sale by the Company of the Convertible Debenture in May 2005, this and all other agreements relating to the equity line and the standby equity distribution agreement were terminated.

NOTE 3 - INVESTMENT IN SECURITIES AT COST

On April 13, 2004, the Company entered into a stock purchase agreement with an unrelated party under which the Company purchased 400,000 shares of the investee's Series B Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $300,000 cash. This purchase was made at fair value. The Preferred Shares are convertible, at the Company's option, into an equivalent number of shares of investee common stock, subject to adjustment. The Preferred Shares are not redeemable by the investee. As a holder of the Preferred Shares, the Company has the right to vote the number of shares of investee common stock into which the Preferred Shares are convertible at the time of the vote. The investment represents less than a 5% interest in the investee. The investment does not have a readily determinable fair value and is stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired. The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. No indicators of impairment were noted for the year ended December 31, 2005.

Separate from the purchase of the Preferred Shares, the Company and the investee also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services handling most of the investee's manufacturing operations from material procurement to complete finished box-build of all of investee products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party. Sales under this agreement totaled $163,473 and $538,233 for the periods ended December 31, 2005, and December 31, 2004, respectively.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                              2005                2004
      -------------------------------------------------------------------
      Raw materials                       $   924,101         $   895,723
      Work-in process                         144,993             356,160
      Finished goods                        1,202,510             201,871
      -------------------------------------------------------------------
                                          $ 2,271,604         $ 1,453,754
      -------------------------------------------------------------------

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


During 2005 and 2004, write downs of $38,090 and $13,000, respectively, were recorded to reduce items considered obsolete or slow moving to their market value.

NOTE 5 - ACQUISITION OF PFE PROPERTIES, LLC

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

         The balance sheet of PFE as of March 31, 2005, is presented as follows:

      Current Assets                                    $        98,535
      Property and Equipment                                  1,770,439
                                                        ----------------
        Total Assets Acquired                                 1,868,974
                                                        ----------------
      Accounts Payable                                           18,974
      Mortgage Note Payable                                   1,050,000
                                                        ----------------
        Total Liabilities Assumed                             1,068,974
                                                        ----------------
        Net Assets Acquired                             $       800,000
                                                        ================

         The pro forma information is presented as if the Company had acquired PFE on January 1, 2004, as follows:

                                                     Year Ended December 31,
                                                        2005            2004
--------------------------------------------------------------------------------
Net Sales                                          $ 12,992,512    $  8,862,715
Net Loss                                           $   (539,722)   $   (613,378)

Basic loss per share                               $          -    $          -
Diluted loss per share                             $          -    $          -

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

                                                                     Estimated
                                                                   Service Lives
                                        2005             2004         in Years
-----------------------------------------------------------------  -------------
Land                               $     360,000    $           -        N/A
Building                               1,410,439                -         39
Production equipment                   3,584,140        3,220,847       5-10
Leasehold improvements                   997,714          992,018       7-10
Office equipment                         185,556          159,199       5-10
Other                                     47,789           47,789        3-7
-----------------------------------------------------------------
                                       6,585,638        4,419,853
Less accumulated depreciation
      and amortization                 3,898,901        3,579,060
-----------------------------------------------------------------

                                    $  2,686,737    $     840,793
-----------------------------------------------------------------


NOTE 7 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders -- The Company had amounts due to stockholders from three separate notes. The balance due to stockholders at December 31, 2005 and 2004, was $95,806 and $18,586, respectively. Interest associated with amounts due to stockholders is accrued at 10 percent. Unpaid accrued interest was $0 and $7,976 at December 31, 2005 and 2004, respectively, and is included in accrued liabilities. These notes are due on demand.

During the year ended December 31, 2005, in lieu of a cash exercise price of $23,000, the stockholders forgave $23,000 of notes payable owed to them by the Company to exercise 1,000,000 options to purchase shares of the Company's common stock.

Notes Payable to Related Party -- During 2002, the Company entered into a verbal bridge loan agreement with Abacas Ventures, Inc. (Abacas). This agreement allowed the Company to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bore interest at 24% and was payable on demand. There were no required monthly payments. During the years ended December 31, 2005 and 2004, the Company was advanced $95,586 and $3,128,281, respectively, and made cash payments of $0 and $3,025,149, respectively.

During the year ended December 31, 2004, Abacas completed negotiations with several vendors of the Company, whereby Abacas purchased various past due amounts for goods and services provided by vendors, as well as notes payable. The total of these obligations was $1,263,713. The Company recorded this transaction as a $1,263,713 non-cash increase to the note payable owed to Abacas, pursuant to the terms of the Abacas agreement.

During March 2005, the Company issued 51,250,000 shares of the Company's restricted common stock for payment of $2,055,944 in principal and accrued interest on the note. Because Abacas is a related party, no gain or loss on forgiveness of debt was recognized.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


The total principal amount owed to Abacas between the note payable and the bridge loan was $0 and $1,530,587 as of December 31, 2005, and 2004, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was $0 and $430,828 as of December 31, 2005 and 2004, respectively.

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

As of December 31, 2005, the Company was in default of its obligations under the settlement agreement and the total payment due thereunder had not been made. A registration statement with respect to the escrowed shares was not filed and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. The plaintiff filed a Confession of Judgment and proceeded with execution thereon. The shares in escrow were released and issued as partial settlement of $92,969 on the note payable outstanding.

In connection with a separate sublease agreement of these facilities, the Company received a settlement from the sublessee during May 2002, in the amount of $152,500, which was recorded as other income. The Company did not receive cash from this settlement, but certain obligations of the Company were paid directly. $109,125 of the principal balance of the note related to the settlement mentioned above was paid. Also, $7,000 was paid to the Company's legal counsel as a retainer for future services. The remaining $36,375 was paid to the above mentioned plaintiff as a settlement of rent expense.

During September 2002, the plaintiff filed a claim that the $109,125 portion of the payment was to be applied as additional rent expense rather than a principal payment on the note payable. The Company estimated that the probability of the $109,125 being considered additional rent expense was remote and disputed the claim. This lawsuit was settled in 2006. (See Note 17)

Litigation - During 2003 and 2004, an investment firm filed suits in the U.S. District Court for the District of Utah seeking payment of a commission consisting of common stock valued at 1,750,000 for allegedly introducing the Company to the Equity Line Investor (See Note 10). The case was previously dismissed in a New York court. The Company estimated that the risk of loss was remote; therefore no accrual had been made prior to December 31, 2005. These suits were settled in 2006. (See Note 17)

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


Various vendors have notified the Company that they believe they have claims against the Company totaling $18,810. None of these vendors have filed lawsuits in relation to these claims. The Company has accrued for these claims, and they are included in accounts payable. During the year ended December 31, 2005, the Company determined that the statute of limitations had expired for various vendors. Amounts of $174,990 were written off and recorded as a gain on forgiveness of debt. However, there can be no assurance that any or all of these vendors will agree with the Company's determination, and the Company may be subject to claims or litigation in the future.

In addition, various vendors have notified the Company that they believe they have claims against the Company totaling $164,802. The Company has determined the probability of realizing any loss on these claims is remote. The Company has made no accrual for these claims and is currently in the process of negotiating the dismissal of these claims with the various vendors.

Registration Rights - In connection with the Company's entering into an Equity Line of Credit Agreement, the Company granted to the equity line investor (the "Equity Line Investor") registration rights, in connection with which the Company was required to file a registration statement covering the resale of shares put to the Equity Line Investor under the equity line. The Company was also required to keep the registration statement effective until two years following the date of the last advance under the equity line.

Also, in connection with the Company's entering into a standby equity distribution agreement, the Company granted to the investor registration rights, in connection with which the Company was required to file a registration statement covering the resale of shares put to the investor under the standby equity distribution agreement. The Company was also required to keep the registration statement effective until two years following the date of the last advance under the standby equity distribution agreement.

In connection with the Company's issuance of a convertible debenture (discussed below), the Equity Line of Credit Agreement and the Standby Equity Distribution Agreement, together with all associated registration rights, were terminated.

In May 2005, in connection with the Company's issuance of a convertible debenture (discussed below), the Company granted to the debenture holder registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company filed the registration statement on September 23, 2005. As of the date of this report, the registration statement had not been declared effective.

In December 2005, in connection with the Company's issuance of a convertible debenture (discussed below), the Company granted to the debenture holder registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 32,608,696 shares and 10,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


Accrued Payroll Tax Liabilities -- In November 2004, the Internal Revenue Service (IRS) accepted the Company's Amended Offer in Compromise (Offer) to settle delinquent payroll taxes, interest and penalties. The acceptance of the Offer required the Company to pay $500,000 by February 3, 2005. The Company made the required payment on February 2, 2005. Additionally, the Offer requires the Company to remain current in its payment of taxes for 5 years, and the Company may not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes in an amount equal to the taxes waived by the offer in compromise. The outstanding balance of delinquent payroll taxes, interest and penalties was $1,955,767 on the settlement date. The future cash payments specified by the Offer, including interest and principal, were less than the carrying amount of the payable; therefore the Company reduced the carrying amount of the liability to the total future cash payments of $500,000 and recorded a gain of $1,455,767 during the year ended December 31, 2004. The payments to the IRS were made according to the settlement agreement during January 2005.

Further, the Utah State Tax Commission has entered into an agreement to allow the Company to pay the tax liability owing to the State of Utah in equal monthly installments of $4,000. Through December 2005, the Company had made the required payments. The balance owed to the State of Utah as of December 31, 2005, and December 31, 2004, was $98,316 and $223,660, respectively, including taxes, penalties and interest. See Note 17 for the settlement of the remaining balance.

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

In connection with this agreement the Company agreed to issue options to purchase 1,500,000 shares common stock to the Developers upon the sale, shipment and payment for 200,000 units of a fitness product. In addition, the Company agreed to issue options to purchase 300,000 shares of common stock to the Developers for each multiple of 100,000 units of the fitness product sold in excess of the initial 200,000 units within twenty-four months of the agreement (June 2004). The options will be exercisable at $0.06 per share, vest on the grant date and expire one year after issuance. As of December 31, 2005, the Company had sold, shipped and received payment for, 257,577 units of the fitness product. In January 2005, the Company issued 1,500,000 options under the terms of the agreement. See Note 14.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


In connection with the above manufacturing agreement, the Company agreed to issue various options to purchase shares of common stock to the Developers upon the sale, shipment, and payment of certain quantities of the additional products. In addition, the Company agreed to issue additional options to purchase common stock to the developers for each multiple of units sold in excess of the initial units within the first twenty-four months of the agreements. The schedule of units and potential options that will be issued follows:

                                Options        Each Multiple of     Options for
                  Initial      for Initial        Units above      Each Multiple
     Product       Units       Units Sold       Initial Units        of Units
--------------------------------------------------------------------------------
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

As of December 31, 2005, the Company had not sold, shipped and received payment for enough units to require the issuance of options related to the additional products under these agreements. Because the Developers must provide future services for the options to vest, the options are treated as unissued for accounting purposes. The cost of these options will be recognized when the options are earned.

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2005 and 2004:

                                                      2005           2004
--------------------------------------------------------------------------------

Notes payable to Equity Line Investor,
 no periodic interest, matures 70 to 131
 days after issuance                              $         -    $ 1,700,000

Note payable to a company, interest at
 8.00%, matured August 2002, collateralized
 by 3,000,000 shares of the Company's common
 stock held in escrow                                       -        115,875

Mortgage payable to a bank, interest at 12.50%,
 monthly payments of $10,938 to $12,699 through
 November 2008, unpaid principal due in full
 December 2008, secured by building                 1,050,000              -

--------------------------------------------------------------------------------
Total Notes Payable                               $ 1,050,000    $ 1,815,875

Less current maturities                               (12,610)    (1,815,875)
--------------------------------------------------------------------------------

Long-Term Portion of Notes Payable                $ 1,037,390           $  -
--------------------------------------------------------------------------------

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


During the year ended December 31, 2004, the Company converted five notes payable and accrued interest of $551,819 into notes with Abacus (see Note 2).
Accrued interest of $27,020 associated with these notes payable was not converted to the note payable with Abacus; therefore, a gain on forgiveness of debt was recorded for $27,020 for the year ended December 31, 2004.

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

In November 2004, the Company settled a note payable with a corporation. The outstanding loan balance and accrued interest at the time of settlement was $75,000. The balance was settled for $50,000 in cash and 1,000,000 shares of common stock valued at $25,000.

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

Certain of the Company's notes payable contain various covenants and restrictions, including providing for the acceleration of principal payments in the event of a covenant violation or a material adverse change in the operations of the Company. During the year ended December 31, 2005 the Company was out of compliance on several notes payable, primarily due to a failure to make monthly payments. In instances where the Company was out of compliance, the amounts were shown as current. Additionally, all default provisions were accrued as part of the principal balance of the related notes payable.

Notes Payable to Equity Line Investor -- At December 31, 2004, the Company owed $1.7 million to Cornell Capital Partners, LP ("Cornell"), pursuant to an unsecured promissory note. The note was repayable over 193 days and was past due as of March 31, 2005. The note stated that if the Company did not repay the note when due, a default interest rate of 24% would apply to the unpaid balance. The Company recorded accrued interest of $105,074 on the note.

In January 2005, the Company entered into an additional promissory note with Cornell for $565,000. The Company received proceeds of $503,500, net of loan costs of $61,500. The terms of the note included a 9% premium or $50,850, resulting in a total note payable of $615,850. The premium was amortized to interest expense over the life of the loan. The terms of the loan stated that interest only payments would be made for the first six months. The Company would repay the principal, interest, and premium over the next six months. The loan was due January 2006. The Company amortized $11,057 of the premium as interest expense prior to settling the loan as discussed below.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


All notes to Cornell were paid on May 27, 2005, with funds acquired from Highgate House Funds, Ltd. ("Highgate"), in connection with the issuance of a convertible debenture. (See Note 11) Payment of accrued interest was not required as part of the repayment. In connection with the repayment, the remaining premium of $39,793 was immediately amortized as interest expense. The gain from forgiveness of debt on both Cornell notes totaled $162,774.

In December 2005, the Company entered into a transaction for the issuance of an additional convertible debenture to Cornell for $1,500,000. (See Note 11.)

The total principal amount owed to Cornell Capital Partners, LP was $1,500,000 and $1,700,000 as of December 31, 2005, and 2004, respectively.

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

The following is a schedule of future maturities on notes payable:

               Year Ending December 31,
               ------------------------------------------------
                       2006                              12,610
                       2007                              14,280
                       2008                              16,170
                       2009                           1,006,940
               ------------------------------------------------
                       Total                        $ 1,050,000
               ------------------------------------------------

NOTE 10 - LEASES

During 2005, the Company leased a satellite office in Los Angeles, CA. This office is used for sales and promotions. The Company entered into a two-year sublease agreement with an unrelated party on of October 24, 2005. Additionally, the Company has a lease for a facility in China that expires in 2006.

The following is a schedule of future minimum lease payments under the operating leases:

               Year Ending December 31,
               ------------------------------------------------
                       2006                              65,944
                       2007                              44,878
               ------------------------------------------------
                       Total                        $   110,822
               ------------------------------------------------

The building lease provides for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $55,410 and $213,688 for the years ended December 31, 2005 and 2004, respectively.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - CONVERTIBLE DEBENTURES

Highgate - On May 26, 2005, the Company entered into an agreement with Highgate to issue to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture is due December 2007 and is secured by all of the Company's property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2005 was $111,986.

At any time, Highgate may elect to convert principal amounts owing on the Debenture into shares of the Company's common stock at a conversion price equal to the lesser of $0.10 per share, or an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon.

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

As discussed in Note 8, the Company granted Highgate registration rights related to the issuance of the debenture.

The Company determined that the features of the Debenture fell under derivative accounting treatment. As of December 31, 2005 the carrying value of the Debenture was $996,252. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the face value of $3,750,000. The fair value of the derivative liability as of December 31, 2005 was $3,175,287.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds were paid to Cornell to repay promissory notes. Fees of $256,433 were withheld from the proceeds, were capitalized, and are being amortized over the life of the note. As such, of the total Debenture of $3,750,000, the net proceeds to the

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


Company were $1,228,567. The proceeds were used for general corporate and working capital purposes, at the Company's discretion.

Cornell - On December 30, 2005, the Company entered into an agreement with Cornell to sell to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008 and has a security interest of all the Company's property, junior to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, Cornell may elect to convert principal amounts owing on the Cornell Debenture into shares of the Company's common stock at a conversion price equal to an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire Cornell Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon.

Cornell's right to convert principal amounts into shares of the Company's common stock is limited as follows:

       (i) Cornell may convert up to $250,000 worth of the principal amount plus accrued interest of the Cornell Debenture in any consecutive 30-day period when the market price of the Company's stock is $0.10 per share or less at the time of conversion;
       (ii) Cornell may convert up to $500,000 worth of the principal amount plus accrued interest of the Cornell Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.10 per share at the time of conversion; provided, however, that Cornell may convert in excess of the foregoing amounts if the Company and Cornell mutually agree; and
       (iii)  Upon  the  occurrence  of an  event of  default,  Cornell  Capital
              Partners,  LP  may,  in  its  sole  discretion,   accelerate  full
              repayment of the debenture outstanding and accrued interest thereon or may convert the Debenture and accrued interest thereon into shares of the Company's common stock.

Except in the event of default, Cornell may not convert the Cornell Debenture for a number of shares that would result in Cornell owning more than 4.99% of the Company's outstanding common stock.

The Cornell Debenture was issued with 10,000,000 warrants with an exercise price of $0.09 per share that vest immediately and have a three year life.

As discussed in Note 8, the Company granted Cornell registration rights related to the issuance of the Cornell Debenture and warrants.

The Company determined that the features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of December 31, 2005 the carrying value of the Cornell Debenture was $0. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


carrying value equals the face value of $1,500,000. The fair value of the derivative liability as of December 31, 2005 was $1,735,016.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture. As such, of the total Cornell Debenture of $1,500,000, the net proceeds to the Company were $1,370,000. The proceeds will be used for general corporate and working capital purposes, at the Company's discretion

NOTE 12 - INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2005 and 2004, were as follows:

                                                         2005           2004
--------------------------------------------------------------------------------
Deferred Income Tax Assets:
  Inventory reserve                                  $   280,233    $   266,026
  Bad debt reserve                                       102,903         15,346
  Vacation reserve                                        26,602         26,809
  Research and development credits                        27,285         27,285
  Net operating loss carryforward                      4,676,769      4,597,493
  Depreciation                                                 -          2,668
  Intellectual property                                  101,095        115,581
--------------------------------------------------------------------------------

       Total Deferred Income Tax Assets                5,214,887      5,051,208
  Valuation allowance                                 (5,213,178)    (5,051,208)

  Deferred Income Tax Liability - depreciation            (1,709)             -
--------------------------------------------------------------------------------

  Net Deferred Income Tax Asset                        $       -       $      -
--------------------------------------------------------------------------------

The Company has sufficient long-term deferred income tax assets to offset the deferred income tax liability related to depreciation. The long-term deferred income tax assets relate to the net operating loss carryforward and the intellectual property.

The Company has sustained net operating losses in both periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit presented for the years ended December 31, 2005 and 2004.

As of December 31, 2005, the Company had net operating loss carryforwards for tax reporting purposes of approximately $12,538,254. These net operating loss carryforwards, if unused, begin to expire in 2019. Utilization of approximately $1,193,685 of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation under the separate return limitation rules and limitations on the carryforward of net operating losses after a change

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


in ownership. The realization of tax benefits relating to net operation loss carryforwards is limited due to the settlement related to amounts previously due to the IRS discussed in Note 8.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2005 and 2004:

                                                          2005           2004
--------------------------------------------------------------------------------
Benefit at statuatory rate (34%)                       $(179,421)     $(223,829)
Non-deductible expenses                                   21,399         38,099
Change in valuation allowance                            161,970        207,457
State tax benefit, net of federal tax benefit            (17,416)       (21,727)
Return to provision                                       13,468              -
--------------------------------------------------------------------------------

Net Benefit from Income Taxes                          $       -      $       -
--------------------------------------------------------------------------------

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock Issuances -- During the year ended December 31, 2005, the Company issued 51,250,000 shares of the Company's restricted common stock for payment of principal and accrued interest on the note to Abacus. (See Note 7.)

During the year ended December 31, 2005, the Company issued 10,000,000 shares of the Company's restricted common stock for payment of accrued rent and accrued interest of $411,402. Because the rent was owed to a related party, no gain or loss on forgiveness of debt was recognized.

During the year ended December 31, 2005, the Company issued 3,000,000 shares of the Company's restricted common stock as partial payment on a note payable for $92,969. (See Note 8.) As of the date of this report, the registration statement had not been declared effective.

On March 31, 2005, the Company acquired a 100% interest in PFE Properties, LLC for 20,000,000 shares of the Company's restricted common stock. (See Note 5)

During the year ended December 31, 2004, the Company issued 542,495 shares and 1,000,000 shares of common stock in 2004 with a fair value of $30,000 and $25,000, respectively, based on the per share fair value of the Company's common stock on the dates of issuance, as part of a settlement agreements for notes payable. (See Note 9)

During the year ended December 31, 2004, the Company settled a legal claim by issuing 1,000,000 shares of common which resulted in a settlement expense of $60,000, which was the fair value of the shares issued based on the per share fair value of the Company's common stock on the date of issuance.

During 2004, the Company issued 45,273,989 shares of the Company's restricted common stock to officers of the Company. The shares were valued at $543,288 based on the fair value of the Company's stock on the date of issuance. The shares were issued as settlement of accrued compensation of $431,770, accrued interest of $5,587, and compensation of $105,931.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


Equity Line of Credit Agreement - On November 5, 2002, the Company entered into an Equity Line of Credit Agreement (the "Equity Line Agreement") with Cornell. The Company subsequently terminated the Equity Line Agreement, and on April 8, 2003, the Company entered into an amended equity line agreement (the "Amended Equity Line Agreement") with Cornell. Under the Amended Equity Line Agreement, the Company had the right to draw up to $5,000,000 from Cornell against an equity line of credit (the "Equity Line"), and to put to Cornell shares of the Company's common stock in lieu of repayment of the draw. The number of shares to be issued was determined by dividing the amount of the draw by the lowest closing bid price of the Company's common stock over the five trading days after the advance notice was tendered. Cornell was required under the Amended Equity Line Agreement to tender the funds requested by the Company within two trading days after the five-trading-day period used to determine the market price. Upon the issuance of the Convertible Debenture, the Amended Equity Line Agreement was terminated.

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

With the issuance of the Convertible Debenture on May 27, 2005, the SEDA Facility and related agreements were terminated. (See Note 12.)

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

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


Non-Employee Options - During the year ended December 31, 2005, the Company granted options to purchase 7,000,000 shares of common stock to counsel for the Company with an exercise price of $0.0001 per share. The options were five year options and vested on the date granted. Legal expense of $195,803 was recorded for the fair value of options issued. During 2005, 5,000,000 of these options and 1,500,000 previously issued options were exercised by counsel for proceeds of $650.

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

Employee Options - During the year ended December 31, 2005, the Company granted options to purchase 19,000,000 shares of common stock to directors and employees of the Company pursuant to the 2004 Plan. These options are five year options that vested on the date of grant. The related exercise prices ranged from $0.022 to $0.027 per share. These options had intrinsic value of $12,000 which was recognized as non-cash compensation expense. A total of 18,500,000 options were exercised during the year ended December 31, 2005, for $33,000 in cash, $135,000 in compensation, $256,500 in accrued compensation, and $23,000 as payment on a shareholder note payable. The $135,000 of compensation was recorded in conjunction with the cashless exercise of 3,000,000 of the options.

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

Developer Options - During the year ended December 31, 2005, the Company granted options to purchase 1,500,000 shares of common stock to developers as described in Note 8 at exercise prices of $0.06 per share. The options were all five-year options and vested on the dates granted. Two of the developers were employees and together were issued 1,000,000 of the options. The exercise price equaled the fair value of the common shares at the time these options were granted; therefore, the options had no intrinsic value. The fair value of these options of $42,052 was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during the year ended December 31, 2005.

The remaining 500,000 developer options were issued to a non-employee under the terms described above. Because the developer was a non-employee, cost of goods sold of $21,526 was recorded for the fair value of options issued during the year ended December 31, 2005. These options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during the year ended December 31, 2005.

A total of 12,750,000 employee options and 4,000,500 non-employee options were outstanding as of December 31, 2005.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


A summary of the stock option activity for the years ended December 31, 2004 and 2005, is as follows:
                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                      Shares         Price
                                                   ------------    ----------
Outstanding at December 31, 2003                     3,850,500      $   0.02
Granted                                             30,500,000      $   0.02
Exercised                                          (19,750,000)     $   0.01
Cancelled                                             (350,000)     $   0.14
                                                   -----------
Outstanding at December 31, 2004                    14,250,500      $   0.02
Granted                                             27,500,000      $   0.02
Exercised                                          (25,000,000)     $   0.02
Cancelled                                                    -      $     -
                                                   -----------
Outstanding at December 31, 2005                    16,750,500      $   0.02
                                                   ===========
Excercisable at December 31, 2005                   16,750,500      $   0.02
                                                   ===========

The fair value of stock  options  was  determined  at the grant  dates using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions for the year ended December 31, 2005 and 2004:

                                                      2005             2004
                                                  -------------    -------------
Expected dividend yield                                      -                -
Risk free interest rate                                   4.13%            3.39%
Expected volatility                                        268%             300%
Expected life                                        .12 years        .10 years
Weighted average fair value per share             $       0.02     $       0.02


A summary of stock option and warrant grants with exercise prices less than, equal to or greater than the estimated market value on the date of grant during the years ended December 31, 2005 and 2004 is as follows:

                                                                      Weighted
                                                           Weighted   Average
                                                           Average      Fair
                                              Options      Exercise   Value of
                                              Granted       Price      Options
                                             ----------   ----------  ---------
Year Ended - December 31, 2005
Grants with exercise prices less
 than the estimated market value
 of the common stock                         13,000,000   $     0.01  $   0.02
Grants with exercise prices equal
 to the estimated market value of
 the common stock                            14,500,000   $     0.03  $   0.01
Grants with exercise prices greater
 than the estimated market value of
 the common stock                                     -   $        -  $      -

Year Ended - December 31, 2004
Grants with exercise prices less than
 the estimated market value of the
 common stock                                12,750,000   $     0.01  $   0.03
Grants with exercise prices equal to
 the estimated market value of the
 common stock                                17,750,000   $     0.02  $   0.01
Grants with exercise prices greater
 than the estimated market value of
 the common stock                                     -   $     -     $      -

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


A summary of the stock options outstanding and exercisable at December 31, 2005 follows:

                Options Outstanding                      Options Exercisable
-----------------------------------------------------  ----------------------
                                 Weighted-
      Range                       Average    Weighted               Weighted-
       of                        Remaining   Average                Average
    Exercise         Options    Contractual  Exercise    Number     Exercise
     Prices        Outstanding     Life       Price    Exercisable   Price
-----------------  -----------  -----------  --------  -----------  --------

          $0.0001    3,500,500      4.10      $0.0001    3,500,500   $0.0001
$0.0200 - $0.0300   11,750,000      3.82      $0.0251   11,750,000   $0.0251
          $0.0600    1,500,000      0.02      $0.0600    1,500,000   $0.0600


Other Warrants - In connection with the Cornell convertible debenture the company issued 10,000,000 warrants to purchase shares of the Company's common stock. The warrants had an exercise price of $0.09 per share, vested immediately, and have a 3 year life. The registration rights associated with the warrants caused derivative accounting treatment of the debenture and the warrants. The warrants were measured at their fair value using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.37%, dividend yield of 0.0%, volatility of 163.31%, and expected average life of 3 years. These warrants were recorded as part of the derivative liability on the balance sheet and will be re-measured at their fair value for every reporting period.

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

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              Electronics   Ethernet     Contract
                                Assembly   Technology  Manufacturing    Total
--------------------------------------------------------------------------------

        December 31, 2005

Sales to external customers     3,002,038    125,451    9,865,023  $ 12,992,512
Intersegment sales                 49,015          -            -        49,015
Segment income (loss)           2,084,254)  (233,394)   1,789,940      (527,708)
Segment assets                  5,609,386    183,231    5,109,280    10,901,897
Depreciation and amortization     223,755      1,843       99,357       324,955

        December 31, 2004

Sales to external customers   $ 3,354,057  $  49,714  $ 5,458,944  $  8,862,715
Intersegment sales                 11,610        167            -        11,777
Segment loss                     (375,864)    74,665     (357,123)     (658,322)
Segment assets                  3,085,208    208,043    1,000,178     4,293,429
Depreciation and amortization     220,940      2,438       26,017       249,395


                                                          December 31,
                                                 -------------------------------
        Sales                                        2005               2004
--------------------------------------------------------------------------------

Total sales for reportable segments              $ 13,041,527      $  8,874,492
Elimination of intersegment sales                     (49,015)          (11,777)
--------------------------------------------------------------------------------

Consolidated net sales                           $ 12,992,512      $  8,862,715
--------------------------------------------------------------------------------

                                                          December 31,
                                                 -------------------------------
     Total Assets                                    2005               2004
--------------------------------------------------------------------------------
Total assets for reportable segments             $ 10,901,897      $  4,293,429
Adjustment for intersegment amounts                         -                 -
--------------------------------------------------------------------------------

Consolidated total assets                        $ 10,901,897      $  4,293,429
--------------------------------------------------------------------------------


NOTE 16 - GEOGRAPHIC INFORMATION

All revenue-producing assets are located in the United States of America or China. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales and assets by geographic area are as follows:

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                   Revenues             Revenue-producing assets
--------------------------------------------------------------------------------
                               2005          2004          2005          2004
                           -----------   -----------   -----------   -----------
United States of America   $12,694,817   $ 8,850,775   $   280,490   $   454,610
China                                -             -       663,420       386,183
Other                          297,695        11,940             -             -
--------------------------------------------------------------------------------
                           $12,992,512   $ 8,862,715   $   943,910   $   840,793
--------------------------------------------------------------------------------


NOTE 17 - SUBSEQUENT EVENTS

Accrued Payroll Tax Liabilities - In January 2006, the Utah State Tax Commission reduced the remaining accrued payroll taxes, penalties and interest due on prior period payroll taxes and were paid the amount of $98,316.

Settlement of Litigation - On January 26, 2006, a settlement was reached related to the leased facilities in Colorado. The Company settled the remaining claim for $200,000 cash. This amount was recorded in full at December 31, 2005 and is included in accrued liabilities.

On February 24, 2006 the Company entered into a settlement agreement with the investment firm discussed in Note 8. The Company issued 4,000,000 shares of restricted stock with a fair value of $0.044 per share. Warrants were also issued to purchase 7,000,000 shares of the Company's common stock with an exercise price of $0.05 cents per share and a life of 5 years. The value of the shares and warrants of $464,186 was accrued in 2005 as an accrued liability.

Convertible Debenture - In January 2006, Highgate converted $750,000 of its convertible debenture into 24,193,548 shares of the Company's common stock at a conversion rate of $0.031 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's commons stock over the 20 trading days preceding the conversion.

Stock Options - During January 2006, an employee exercised options to purchase 1,000,000 shares of common stock with an exercise price of $0.027 per share. These options were exercised as payment of accrued compensation of $27,000.

On January 27, 2006, counsel for the Company exercised options to purchase 2,000,000 shares of common stock with an exercise price of $0.0001 per share.

During February 2006, an employee exercised options to purchase 1,000,000 shares of common stock with an exercise price of $0.027 per share. These options were exercised as payment of accrued compensation of $27,000.

During March 2006, a director exercised options to purchase 1,000,000 shares of common stock with an exercise price of $0.027 per share. These options were exercised as payment of accrued compensation of $27,000.