Form 10QSB/A
period 2004-09-30
CIRTRAN CORP
filed 2006-04-21
CIK 813716

================================================================================


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


                         Commission file number 0-26059

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


                 Nevada                                68-0121636
      -------------------------------               -----------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No)

         4125 South 6000 West
         West Valley City, Utah                           84128
 ----------------------------------------             --------------
 (Address of Principal Executive Offices)               (Zip Code)


(801) 963-5112
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                          ---    ---

The number of shares outstanding of the registrant's common stock as of November 18, 2004: 427,844,580.


Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

The sole purpose for this amendment is to include additional portions of exhibits as listed in the Exhibit List in Part 2, Item 6.

Table of Contents
-----------------


                                                                       Page
PART II

Item 6   Exhibits                                                        3

Signatures                                                               4

Item 6.  Exhibits

         Exhibits:

         10.20    Standby Equity Distribution Agreement between CirTran
                  Corporation and Cornell Capital Partners, LP, dated as of May
                  21, 2004*
         10.21    Registration Rights Agreement between CirTran Corporation and
                  Cornell Capital Partners, LP, dated as of May 21, 2004*
         10.22    Placement Agent Agreement between CirTran Corporation and
                  Newbridge Securities Corporation, dated as of May 21, 2004*
         10.23    Escrow Agreement by and among CirTran Corporation, Cornell
                  Capital Partners, LP, and Butler Gonzalez LLP, dated as of May
                  21, 2004*
         10.24    Exclusive Manufacturing Agreement ("Exclusive Agreement") by
                  and among Michael Casey; Michael Casey Enterprises, Ltd.;
                  Charles Ho; Uking System Industry Co., Ltd.; David Hayek;
                  HIPMG, Inc. and CirRran-Asia, Inc., dated as of June 10, 2004*
         10.25    Appendix A-1 to Exclusive Agreement for AbKing Pro *
         10.26    Appendix A-2 to Exclusive Agreement for AbRoller (portions of this exhibit have been redacted pursuant to a request for
                  confidential treatment and have been filed separately with the
                  Securities and Exchange Commission)
         10.27    Appendix A-3 to Exclusive Agreement for AbTrainer Club Pro
                  (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed
                  separately with the Securities and Exchange Commission)
         10.28    Appendix A-4 to Exclusive Agreement for Instant Abs (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the
                  Securities and Exchange Commission)
         10.29    Appendix A-5 to Exclusive Agreement for Hot Dog Express
                  (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed
                  separately with the Securities and Exchange Commission)
         10.30    Appendix A-7 to Exclusive Agreement for Condiment Caddy
                  (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed
                  separately with the Securities and Exchange Commission)
         10.31    Appendix A-8 to Exclusive Agreement for Denise Austin Pilates
                  product (portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission)
         10.32    Employment Agreement with Iehab Hawatmeh, dated as of July 1,
                  2004*
         10.33    Employment Agreement with Shaher Hawatmeh, dated as of July 1,
                  2004*
         10.34    Employment Agreement with Trevor Saliba, dated as of July 1,
                  2004*
         10.35    Employment Agreement with Charles Ho, dated as of July 1,
                  2004*
         10.36    Letter Agreement between MET Advisors and CirTran Corporation, dated August 1, 2003*
         10.37    Consulting Agreement between CirTran Corporation and Cogent
                  Capital Corp., dated September 14, 2003*
         10.38    Agreement between CirTran Corporation and Transactional
                  Marketing Partners, Inc., dated as of October 1, 2004*
         31       Certification
         32       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
* Previously filed as an exhibit to the amended Quarterly Report for the period ended September 30, 2004, filed on December 22, 2004.

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CIRTRAN CORPORATION

Date:   April 20, 2006                     By: /s/ Iehab J. Hawatmeh
                                           -------------------------------------
                                           Iehab J. Hawatmeh
                                           President and Chief Financial Officer

--------------------------------------------------------------------------------