Form 10QSB
period 2006-03-31
CIRTRAN CORP
filed 2006-05-19
CIK 813716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________ to ________.


                         Commission file number 0-26059

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                    68-0121636
  -------------------------------          -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No)
  incorporation or organization)

       4125 South 6000 West
      West Valley City, Utah                             84128
----------------------------------------             --------------
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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.     Yes  X  No
                                ---     ---

The number of shares outstanding of the registrant's common stock as of May 18, 2006: 618,068,117.


Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                               ---     ---

Table of Contents
-----------------


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Balance Sheets as of March 31, 2006, (unaudited) and               3
           December 31, 2005

           Statements of Operations for the Three Months ended                4
           March 31, 2006, (unaudited) and 2005 (unaudited)

           Statements of Cash Flows for the Three Months ended                5
           March 31, 2006, (unaudited) and 2005 (unaudited)

           Notes to Condensed Consolidated Financial Statements               7
           (unaudited)

Item 2.    Management's Discussion and Analysis of or Plan of Operation      17

Item 3.    Evaluation of Controls and Procedures                             31

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 33

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       35

Item 5.    Other Information                                                 35

Item 6     Exhibits                                                          37

Signatures                                                                   38

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     March 31,      December 31,
                                                       2006             2005
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                          $    443,637    $  1,427,865
Trade accounts receivable, net of allowance
 for doubtful accounts of $158,374 and
 $158,374, respectively                               3,019,960       3,358,981
Inventory, Net of reserve of $751,296 and
 $751,296, respectively                               2,203,537       2,271,604
Prepaid Deposits                                              -         142,188
Other                                                   108,976         252,941
--------------------------------------------------------------------------------
    Total Current Assets                              5,776,110       7,453,579

Property and Equipment, Net                           2,778,692       2,686,737

Investment in Securities, at Cost                       300,000         300,000

Other Assets, Net                                       691,417         361,581

Deposits                                                129,283         100,000
--------------------------------------------------------------------------------

Total Assets                                       $  9,675,502    $ 10,901,897
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                   $    528,963    $  1,239,519
Accrued liabilities                                     551,049       1,222,018
Deferred revenue                                         33,625         119,945
Derivative liability                                  3,136,160       4,910,303
Convertible Debenture                                         -         996,252
Current maturities of long-term notes payable         1,225,785          12,610
Notes payable to stockholders                                 -          95,806
--------------------------------------------------------------------------------
    Total Current Liabilities                         5,475,582       8,596,453
--------------------------------------------------------------------------------

Long-Term Notes Payable, Less Current Maturities      1,033,989       1,037,390
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, par value $0.001; authorized
 750,000,000 shares; issued and outstanding
 shares: 616,562,117 and 583,368,569 at March
 31, 2006 and December 31, 2005, respectively           616,558         583,364
Additional paid-in capital                           22,154,684      20,012,000
Accumulated deficit                                 (19,605,311)    (19,327,310)
--------------------------------------------------------------------------------
    Total Stockholders' Equity (Deficit)              3,165,931       1,268,054
--------------------------------------------------------------------------------
Total Liabilities and Stockholders'
 Equity (Deficit)                                  $  9,675,502    $ 10,901,897
--------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

For the Three Months Ended March 31,                 2006              2005
--------------------------------------------------------------------------------

Net Sales                                        $   1,737,824    $   2,920,465
Cost of Sales                                         (990,370)      (1,949,773)
--------------------------------------------------------------------------------

    Gross Profit                                       747,454          970,692
--------------------------------------------------------------------------------

Operating Expenses
    Selling, general and administrative expenses       837,520          959,891
    Non-cash employee compensation expense                   -           69,000
--------------------------------------------------------------------------------
    Total Operating Expenses                           837,520        1,028,891
--------------------------------------------------------------------------------

      Loss From Operations                             (90,066)         (58,199)
--------------------------------------------------------------------------------

Other Income (Expense)
    Interest                                        (1,086,253)        (143,770)
    Other, net                                               -              241
    Gain on forgiveness of debt                          4,670                -
    Gain on derivative valuation                       893,651                -
--------------------------------------------------------------------------------
    Total Other Expense, Net                          (187,932)        (143,529)
--------------------------------------------------------------------------------

Net Loss                                         $    (277,998)   $    (201,728)
--------------------------------------------------------------------------------

Basic and diluted loss per common share          $       (0.00)   $       (0.00)
--------------------------------------------------------------------------------
Basic and diluted weighted-average
    common shares outstanding                      558,748,729      488,490,792
--------------------------------------------------------------------------------







   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the Three Months Ended March 31,                     2006           2005
--------------------------------------------------------------------------------

Cash flows from operating activities
Net loss                                             $  (277,998)   $  (201,728)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                          114,939         73,660
  Accretion expense                                      965,512              -
  Provision for doubtful accounts                              -            417
  Amortization of loan premium to
   interest expense                                            -         11,057
  Non-cash compensation expense                                -         69,000
  Loan costs and fees in lieu of interest
   on notes payable                                            -         61,500
  Options issued to attorneys and consultants
   for services                                                -         21,526
  Gain on derivative valuation                          (893,651)
  Accrued Interest Expense                                61,586              -
 Changes in assets and liabilities:
    Trade accounts receivable                            366,021       (119,299)
    Prepaid Deposits                                     142,188              -
    Inventories                                           68,067       (148,087)
    Prepaid expenses and other assets                   (255,318)        (1,836)
    Accounts payable                                    (710,556)      (108,800)
    Accrued liabilities                                 (214,368)       (43,111)
    Deferred revenue                                     (86,320)             -
--------------------------------------------------------------------------------

    Total adjustments                                   (441,900)      (183,973)
--------------------------------------------------------------------------------

 Net cash used in operating activities                  (719,898)      (385,701)
--------------------------------------------------------------------------------

Cash flows from investing activities
Cash aquired with PFE acquisition                              -         39,331
Purchase of property and equipment                      (166,730)      (230,771)
--------------------------------------------------------------------------------

 Net cash used in investing activities                  (166,730)      (191,440)
--------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from notes payable to stockholders                    -          4,414
Payments on notes payable to stockholders                (95,806)             -
Proceeds from notes payable, net of cash
 paid for offering costs                                       -        503,500
Principal payments on notes payable                       (1,994)             -
Proceeds from notes payable to related parties                 -         95,586
Proceeds from exercise of options and warrants
 to purchase common stock                                      -         33,000
Exercise of options issued to attorneys and
 consultants for services                                    200            150
--------------------------------------------------------------------------------

 Net cash provided by financing activities               (97,600)       636,650
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents               (984,228)        59,509

Cash and cash equivalents at beginning of year         1,427,865         81,101
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period           $   443,637    $   140,610
--------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

For the Three Months Ended March 31,                      2006          2005
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest               $   22,765    $         -

Noncash investing and financing activities

Acquisition of PFE Properties, LLC for
 stock and assumption of note payable                  $        -    $ 1,868,974
Common stock issued for settlement of
 note payable and accrued interest                              -      2,148,913
Deposit applied to purchase of property
 and equipment                                                  -        100,000
Common stock issued for accrued liabilities               464,187        411,402
Stock options exercised for settlement of
 accrued interest and accrued compensation                 81,000         59,000
Stock options exercised for settlement of
 notes payable to stockholders                                  -         23,000
Common stock issued for partial conversion
 of convertible debenture and derivative liability      1,630,491              -

























   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Principles of Consolidation -- The consolidated financial statements include the accounts of CirTran Corporation, and it's wholly owned subsidiaries, Racore Technology Corporation, CirTran-Asia Inc, CirTran Products, Inc., Diverse Media Group Corporation and PFE Properties, LLC. All significant intercompany transactions have been eliminated in consolidation.


Stock-Based Compensation -- Effective January 1, 2006, the Company adopted the provisions of Statement of Accounting Standards No. 123R, Share Based Payment ("FAS 123R") for its one stock-based compensation plan. The Company previously accounted for this plan under the recognition and measurement principles of Accounting Standards No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for the Company's stock-based options granted under its compensation plans. The pro forma effects on net income and earnings per share for the options and awards granted under the plans were instead disclosed in a note to the consolidated financial statements. Under SFAS 123R, all stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service period, which is typically through the date the options vest.

The Company adopted SFAS 123R using the modified prospective method. Under this method, for all stock-based options and awards, granted prior to January 1, 2006 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS 123 for pro forma and disclosure purposes. No such options were outstanding as of January 1, 2006.

The Company utilized the Black-Scholes model for calculating the fair value pro forma disclosures under SFAS 123 and will continue to use this model, which is an acceptable valuation approach under SFAS 123R. The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted-average fair value of stock options granted during the periods below:

                                                   Three Months Ended
                                                        March 31,
                                                    2006        2005
                                                  --------    --------
Expected dividend yield                             N/A*             -
Risk free interest rate                             N/A*          3.76%
Expected volatility                                 N/A*           282%
Expected life                                       N/A*      $   0.16
Weighted average fair value per share               N/A*      $   0.02

* Not applicable as there were no options granted during the period

No options were granted for the three months ended March 31, 2006 and all previously issued options were fully vested prior to January 1, 2006. Therefore, there were no compensation costs relating to stock-based compensation for the three months ended March 31, 2006, including the effects from adoption of SFAS 123R, which would have previously been presented in a pro forma disclosure, as discussed above.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its stock-based compensation awards for periods prior to adoption of SFAS 123R:

   Three Months Ended March 31,                                      2005
   -------------------------------------------------------------------------
   Net loss, as reported                                          $(201,728)
   Add:  Stock-based  employee compensation expense
       included in net loss                                          69,000
   Deduct:  Total stock-based employee compensation
       expense determined under fair value based method
       for all awards                                              (138,248)
   -------------------------------------------------------------------------
   Pro forma net loss                                             $(270,976)
   -------------------------------------------------------------------------
   Basic and diluted loss per common share as reported            $   (0.00)
   -------------------------------------------------------------------------
   Basic and diluted loss per common share pro forma              $   (0.00)
   -------------------------------------------------------------------------

Patents -- Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patents costs are amortized over the estimated useful life of the patent. During the year ended December 31, 2005, the Company capitalized $35,799 in patent related legal costs. Amortization expense was $1,279 during the three months ended March 31, 2006.

The realization of patents and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or the group of assets. Fair value is determined based on expected discounted net future cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an asset to perform within projections. As required, an evaluation of impairment was made on the patents as of March 31, 2006. No indicators of impairment were noted.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had net loss of $277,998 for the three months ended March 31, 2006, compared to a net loss of $527,708 for the year ended December 31, 2005. As of March 31, 2006, and December 31, 2005, the Company had an accumulated deficit of $19,605,311 and $19,327,310, respectively, and a total stockholders' equity of $3,165,931 and $1,268,054, respectively. The Company also had a working capital (deficit) of $300,528 and $(1,142,874) as of March 31, 2006, and December 31,
2005, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $719,698 and $1,751,744 for the three months ended March 31, 2006, and the year ended December 31, 2005, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders -- During December 2005 a stockholder loaned the Company $95,806 which was recorded as a notes payable to stockholders. The proceeds of this loan were used to fund on going operations of the Company. In January 2006, the Company made a payment to the stockholder which repaid the entire balance ($95,806) of the loan.

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

On February 24, 2006, the Company entered into a settlement agreement with the investment firm. The Company issued 4,000,000 shares of restricted stock with a fair value of $0.044 per share. Warrants were also issued to purchase 7,000,000 shares of the Company's common stock with an exercise price of $0.05 cents per share and a life of 5 years. The warrants were valued using the Black-Scholes pricing model at $288,186. Total consideration for the settlement was valued at $464,186.

Litigation - Various vendors have notified the Company that they believe they have claims against the Company totaling $18,810. None of these vendors have filed lawsuits in relation to these claims. The Company has accrued for these claims, and they are included in accounts payable.

In addition, various vendors have notified the Company that they believe they have claims against the Company totaling $164,802. The Company has determined the probability of realizing any loss on these claims is remote. The Company has made no accrual for these claims and is currently in the process of negotiating the dismissal of these claims with the various vendors.

Registration Rights - In May 2005, in connection with the Company's issuance of a convertible debenture (discussed below), the Company granted to the debenture holder registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company filed the registration statement on September 23, 2005. As of March 31, 2006, the registration statement had not been declared effective.

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

In connection with the settlement agreement with the investment firm discussed above in this Note, the Company agreed to register the resale by the investment firm of shares issued or issuable to it in connection with the settlement.

Accrued Payroll Tax Liabilities -- The Utah State Tax Commission entered into an agreement to allow the Company to pay the tax liability owing to the State of Utah in equal monthly installments of $4,000. Through December 2005, the Company had made the required payments.

In January 2006, the Utah State Tax Commission reduced the remaining accrued payroll taxes, penalties and interest due on prior period payroll taxes to the amount of $98,316. The balance was paid in full.

Manufacturing Agreement -- On June 10, 2004, the Company entered into an exclusive manufacturing agreement with certain Developers. Under the terms of the agreement, the Company, through its wholly-owned subsidiary CirTran-Asia, has the exclusive right to manufacture certain products developed by the Developers or any of their affiliates. The Developers will continue to provide marketing and consulting services related to the products under the agreement. Should the Developers terminate the agreement early, they must pay the Company $150,000. Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment.

In connection with this agreement the Company agreed to issue options to purchase 1,500,000 shares common stock to the Developers upon the sale, shipment and payment for 200,000 units of a fitness product. In addition, the Company agreed to issue options to purchase 300,000 shares of common stock to the Developers for each multiple of 100,000 units of the fitness product sold in excess of the initial 200,000 units within twenty-four months of the agreement (June 2004). The options will be exercisable at $0.06 per share, vest on the grant date and expire one year after issuance. As of March 31, 2006, the Company had sold, shipped and received payment for, 257,577 units of the fitness product. In January 2005, the Company issued 1,500,000 options under the terms of the agreement. During the three months ended March 31, 2006 the options expired.

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

                               Options      Each Multiple of   Options for Each
              Initial        for Initial      Units above         Multiple
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

As of March 31, 2006, the Company had not sold, shipped and received payment for enough units to require the issuance of options related to the additional products under these agreements. Because the Developers must provide future services for the options to vest, the options are treated as unissued for accounting purposes. The cost of these options will be recognized when the options are earned.

NOTE 5 - MORTGAGE NOTE PAYABLE

In conjunction with the acquisition of PFE, the Company assumed a mortgage note payable for $1,050,000, which is secured by the land and the building that was acquired as part of the PFE acquisition. The note bears interest at 12.5% per annum and is collateralized by the land and building. Interest only payments were made through January 2006. Starting in February 2006, principal and interest payments were required based on a twenty-year amortization of the note. The entire balance of principal and unpaid interest will be due in December 2008.

NOTE 6 - CONVERTIBLE DEBENTURES

Highgate - On May 26, 2005, the Company entered into an agreement with Highgate to issue to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture is due December 2007 and is secured by all of the Company's property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2006, and December 31, 2005, was $152,349 and $111,986, respectively.

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

In connection with the issuance of the Highgate Debenture, the Company granted Highgate registration rights related to the issuance of the debenture. (See Note 4.)

The Company determined that the features of the Debenture fell under derivative accounting treatment. As of March 31, 2006 the carrying value of the Debenture was $1,068,604. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $3,000,000 (see below). The fair value of the derivative liability as of March 31, 2006 was $1,767,254.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds were paid to Cornell to repay promissory notes. Fees of $256,433 were withheld from the proceeds, were capitalized, and are being amortized over the life of the note. As such, of the total Debenture of $3,750,000, the net proceeds to the Company were $1,228,567. The proceeds were used for general corporate and working capital purposes, at the Company's discretion.

In January 2006, Highgate converted $750,000 of its convertible debenture into 24,193,548 shares of the Company's common stock at a conversion rate of $0.031 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's commons stock over the 20 trading days preceding the conversion.

Cornell - On December 30, 2005, the Company entered into an agreement with Cornell Capital Partners, L.P. ("Cornell") to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all the Company's property, junior to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2006 and December 31, 2005 was $18,082 and zero, respectively.

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

In connection with the issuance of the Cornell Debenture, the Company granted Cornell registration rights related to the issuance of the Cornell Debenture and warrants. (See Note 4.)

The Company determined that the features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of March 31, 2006 the carrying value of the Cornell Debenture was $143,160. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability as of March 31, 2006 was $1,368,906.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture. As such, of the total Cornell Debenture of $1,500,000, the net proceeds to the Company were $1,370,000. The proceeds will be used for general corporate and working capital purposes, at the Company's discretion.

As of March 31, 2006, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock Issuances -- During the three months ended March 31, 2006, the Company issued 4,000,000 shares of common stock as a settlement of litigation with an investment firm. (See Note 4.)

During the three months ended March 31, 2006, the Company issued to Highgate 24,193,548 shares of restricted common stock in connection with a conversion by Highgate of $750,000 principal amount of the convertible debenture. (See Note 6.)

NOTE 8 - STOCK OPTIONS AND WARRANTS

Non-Employee Options - During the three months ended March 31, 2006, 2,000,000 of previously issued options were exercised by counsel for proceeds of $200.

Employee Options - During the three month period ended March 31, 2006, 3,000,000 options were exercised for accrued compensation and employee advances of $54,000 and $27,000 respectively.

Developer Options - During 2005, the Company granted options to purchase 1,500,000 shares of common stock to developers at exercise prices of $0.06 per share. The options were all one-year options and vested on the dates granted. Two of the developers were employees and together were issued 1,000,000 of the options. The exercise price equaled the fair value of the common shares at the time these options were granted; therefore, the options had no intrinsic value. The fair value of these options of $42,052 was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. These options expired during the three months ended March 31, 2006.

The remaining 500,000 developer options were issued to a non-employee under the terms described above. Because the developer was a non-employee, cost of goods sold of $21,526 was recorded for the fair value of options issued during the year ended December 31, 2005. These options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during 2005. These options expired during the three months ended March 31, 2006.

A summary of the stock option activity for the three months ended March 31, 2006, is as follows:

                                                          Weighted Average
                                            Shares         Exercise Price
                                          ----------      ----------------
Outstanding at December 31, 2005          16,750,500          $   0.02
Granted                                            -          $      -
Exercised                                 (5,000,000)         $   0.02
Cancelled                                 (1,500,000)         $   0.06
                                          ----------
Outstanding at March 31, 2006             10,250,500          $   0.03
                                          ==========

Excercisable at March 31, 2006            10,250,500          $   0.03
                                          ==========

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

                                Electronics    Ethernet      Contract
                                  Assembly    Technology   Manufacturing     Total
-------------------------------------------------------------------------------------
     March 31, 2006

Sales to external customers    $   774,359   $    22,226    $   941,239   $ 1,737,824
Intersegment sales                       -             -              -             -
Segment income (loss)              (30,057)      (58,108)      (189,833)     (277,998)
Segment assets                   4,529,176       192,756      4,953,570     9,675,502
Depreciation and amortization       82,912           210         31,817       114,939

     March 31, 2005

Sales to external customers    $   773,013   $    22,608    $ 2,124,844   $ 2,920,465
Intersegment sales                       -             -              -             -
Segment loss                      (372,197)      (66,739)       237,208      (201,728)
Segment assets                   4,591,074       216,838      1,800,585     6,608,497
Depreciation and amortization       50,399           594         22,667        73,660


                                                              March 31,
                                                     ---------------------------
            Sales                                       2006             2005
--------------------------------------------------------------------------------

Total sales for reportable segments                  $1,737,824       $2,920,465
Elimination of intersegment sales                             -                -
--------------------------------------------------------------------------------

Consolidated net sales                               $1,737,824       $2,920,465
--------------------------------------------------------------------------------

                                                              March 31,
                                                     ---------------------------
         Total Assets                                   2006             2005
--------------------------------------------------------------------------------

Total assets for reportable segments                 $9,675,502       $6,608,497
Adjustment for intersegment amounts                           -                -

Consolidated total assets                            $9,675,502       $6,608,497
--------------------------------------------------------------------------------


NOTE 10 - SUBSEQUENT EVENTS

Stock Options - During April 2006, counsel for the Company exercised options to purchase 1,500,000 shares of common stock with an exercise price of $0.0001 per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion should be read in conjunction with Managements' Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

During 2004, we established a new division, CirTran-Asia, Inc, which has contributed to a large portion of the increase in revenue since that time. This division is an Asian-based, wholly owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing. We anticipate that CirTran-Asia will pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets. This strategic move into the Asian market has helped to elevate CirTran to an international contract manufacturer status for multiple products in a wide variety of industries, and has, in short order, allow us to target large-scale contracts.

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

On March 21, 2006, we announced that we had formed a new subsidiary to provide end-to-end services to the direct response and entertainment industries. The new division will provide product marketing, production, media funding and merchandise manufacturing services. Forming this new division was a necessary step to maximize product manufacturing opportunities for CirTran's proprietary products and to provide marketing services for individual entrepreneurs and inventors. The new division will be headquartered in CirTran's Los Angeles (Century City) offices and be headed by Mr. Saliba. We are presently in development of proprietary programs to be launched in the product marketing division, production services and media funding divisions. We are also in final discussions on two projects for our merchandising division. We continue to pursue opportunities in the direct response and entertainment division to maximize manufacturing and business opportunities

           Fitness Products

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

On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been awarded the rights to manufacture the AbRoller, another type of an abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,700,000.

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

On April 28, 2005, CirTran-Asia announced that it has been awarded a contract (the "April 2005 Agreement") from Guthy - Renker Corporation ("GRC") to be the exclusive manufacturer of a new fitness machine (the "Fitness Product") for the sold-on-TV direct response industry. Pursuant to the April 2005 Agreement, GRC agreed to purchase all of its requirements of the Fitness Product during the term of the April 2005 Agreement, which is defined as running from the signing of the agreement through the time when the Fitness Product is not being sold in quantity. Since signing the April 2005 Agreement, we have received orders totaling approximately $1,370,000. Since these announcements, CirTran-Asia has manufactured and shipped orders and has received $1,033,000 as payment for such shipments.

           New Product

On August 11, 2004, we announced that CirTran-Asia received a purchase order from Emson in New York, on August 10, 2004 relating to the manufacture of a household cooking appliance for hot dogs and sausages. Since these announcements, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,630,000.

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

On January 19, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with Advanced Beauty Solutions L.L.C. ("ABS"), a company relating to the manufacture of a hair product in California. In early October 2005, we were notified that ABS had defaulted on its obligation to its financing company. We have has stopped shipping under credit and are in the process of exercising our rights permitted by the agreements.

On July 7, 2005, CirTran Corporation signed another Exclusive Manufacturing Agreement with ABS, relating to the manufacture of a hair dryer product in California. We had already begun shipment on previous contracts and were projecting to begin early in 2006.

In October 2005, following the notice of ABS's default, we terminated the agreement for both products based on the default. In January 2006, following efforts to resolve the disputes with ABS, the Company filed a lawsuit against ABS, claiming breach of contract, interference with contractual relationships, unjust enrichment, and fraud, and seeking damages from ABS.

With respect to the flat iron products, through October 2005, CirTran had shipped directly to ABS approximately $4,746,000 worth of the product, and CirTran had received from ABS or its finance company a total amount of approximately $788,000. In November 2005, we repossessed from ABS approximately $2,341,000 worth of the products in the United States, as we were permitted to do pursuant to the agreement. As of May 18, 2006, we had a balance remaining unpaid from ABS of approximately $2,350,000 for the flat iron product.

Since November 2005, we have been pursuing our rights under the agreement and have been offering the flat iron product for sale directly to ABS's customers. In doing so, we sold to ABS's international customers directly approximately $426,000 worth of the flat iron product. The shipments have all been paid in full. These products shipped were not part of the repossessed inventory.

On January 24, 2006, ABS filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the "Bankruptcy Court"), Case No. SV 06-10076 GM. On January 30, 2006, a hearing ("Hearing") was held to consider the Emergency Motion for Order Approving the Settlement and Compromise of the Disputed Secured Claims of Inventory Capital Group, Inc. ("ICG"), and Media Funding Corporation ("MFC") (the "Settlement Motion") filed by ABS. The continued Hearing on the Settlement Motion was held on February 16, 2006, at which time the settlement was modified. Prior to a separate hearing held on March 24, 2006, on ABS's Motion for Order: (1) Approving Sale and Assignment of Substantially All Assets of the Estate Free and Clear of Liens; (2) Approving Assumption and Assignment of Leases and Executory Contracts Included in the Sale and Rejection of Leases and Executory Contracts Not Included in the Sale; and (3) Granting Related Relief (the "Sale Motion"), the settlement was further modified. The modifications to the proposed settlement were read into the Bankruptcy Court's record at the Hearing on the Settlement Motion and the March 24, 2006 hearing on the Sale Motion ("Proposed Modifications"). Written notice of the Proposed Modifications was provided to creditors and parties in interests on March 27, 2006, and the Declaration of James C. Bastian, Jr., attesting that no objections to the Proposed Modifications have been received by ABS, was filed with the Bankruptcy Court. As of May 18, 2006, an order approving the settlement and the sale had not been entered by the bankruptcy court.

Subject to and conditioned upon the approval of the settlement by the Bankruptcy Court and Bankruptcy Court approval of and consummation of the sale of substantially all of ABS's assets to the Company pursuant to the Sale Motion, the Company shall have an allowed claim against the ABS's estate in the amount of $2,350,000, of which $750,000 shall be credited to the purchase of substantially all of ABS's assets. Under the settlement, the Company shall be allowed to participate as a general unsecured creditor of ABS's estate in the amount of $1,600,000 on a pari passu basis with the $2,100,000 general unsecured claim of certain insiders of ABS and subject to the prior payment of certain secured, priority, and non-insider claims in the amount of approximately $1,507,011. Subject to final negotiation and execution of a definitive purchase agreement and Bankruptcy Court Approval of the sale, CirTran Corporation agreed to purchase substantially all of ABS's assets in exchange for (i) a cash payment in the amount of $1,125,000, (ii) a reduction of CirTran's allowed claim in the Bankruptcy Case by $750,000, (iii) the assumption of any assumed liabilities, and (iv) the obligation to pay ABS a royalty equal to $3.00 per True Ceramic Pro flat iron unit sold by ABS (the "Royalty Obligation"). The Royalty Obligation shall be capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the 2 year anniversary of the Closing, then, within 30 days of such anniversary, the Company, agreed to pay ABS an amount equal to $435,000 less the royalty payments made to date. As part of the settlement, the Company agreed to exchange general releases with, among others, ABS, Jason Dodo (the manager of ABS), Inventory Capital Group ("ICG"), and Media Funding Corporation ("MFC"). The settlement also resolves a related dispute with ICG in which ICG will assign $65,000 of its secured claim against ABS to the Company.

With respect to the hair dryers, as of May 18, 2006, we had not received any orders or shipped any products, either to ABS or its customers.

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

The contract is for three years, and Arrowhead agreed to purchase a minimum of ten million units of the Product (the "Minimum Quantity"), subject to the terms and conditions of the Agreement. Arrowhead and CirTran have agreed on the Minimum Quantity in good faith, although the parties acknowledged that in certain circumstances described in the agreement, the agreement may be terminated prior to the sale of the entire Minimum Quantity. Arrowhead agreed to submit purchase orders for the Product from time to time in accordance with the terms of the agreement. Arrowhead agreed to pay CirTran for the Product purchased at the prices ranging from $2.95 to $1.90 per unit, depending on the cumulative number of units of Product which have been purchased by Arrowhead. Arrowhead will also be entitled to a rebate equal to 10% of the purchase Price paid for Product in the previous Tier. Rebates will be payable only in the form of a credit memo against future purchases. Rebate credit memos will not be paid in cash and may not be applied against outstanding balances. We will calculate eligibility for the Rebate as soon as practicable following the end of the month in which a new Tier is entered.

We have produced hand made samples, which have been sent to Arrowhead. These were approved and we are awaiting final approval for the production samples that were supplied at the end of March 2006. Once the production samples are approved, we will start production according to the release schedule that should be provided by Arrowhead shortly thereafter. As of May 18, 2006, the product samples have been approved. Arrowhead had released and the Company shipped 1,500 units to test media. We are awaiting final production releases.

Electronics Business and Lines of Products

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

On June 24, 2005, we announced that Racore received a purchase order from Lockheed-Martin, a well-known aerospace manufacturing company for fiber optic token-ring network adapters. Direct sales of new and repeat business from this company have totaled more than $30,000. Since this announcement the product has been manufactured and shipped, and payment has been received. As of the date of this Report, we have shipped an additional $45,000 worth of product to this company.

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

On August 9, 2005, we announced that CirTran Corporation completed the first phase of the redevelopment of the next-generation SafetyNet(TM) RadioBridge(TM). Since this announcement, the Company has completed working on the second phase of the contract. On March 14, 2006, we announced that we had received a $250,000 order to build and deliver the first production run of the next generation SafetyNet(TM) RadioBridge(TM) which we redesigned at the request and on behalf of Aegis Assessments, Inc., a Scottsdale, Arizona-based homeland security contractor. We delivered the new, redesigned units and received payment in full from Aegis in April 2006.

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

On October 11, 2005, we announced that CirTran Corporation was opening a satellite office in Los Angeles in accordance with the Company's internal expansion program. The new 2,500-square foot office will be located on the 17th floor at 1875 Century Park East in the Century City Entertainment and Business District of Los Angeles. Scheduled to open in late November, the office will serve as headquarters for CirTran's business development and strategic planning activities for the Company's multiple business divisions including electronics, consumer products, direct response/retail and "as sold-on-TV" products. Current plans call for CirTran to open additional satellite offices in New York and London in 2006. Since this announcement, we have leased office space in Los Angeles, California.

On December 2, 2005, we announced that we had formed a new division, CirTran Products, which will offer products for sale at retail. The new division will be run from our new Los Angeles office, with Trevor Saliba, our executive vice president for worldwide business development, working to develop sales. We anticipate that consumer products built by our CirTran Asia subsidiary, as well as other products which we plan to acquire, will be available for retail sale in 2006

CirTran Products was established to pursue manufacturing relationships on both a contracted and proprietary basis in the consumer products industry. Proprietary products will be product lines where the intellectual property (logo, trade name etc.) are owned by CirTran Products as well as exclusively manufactured by CirTran Corporation. The marketing efforts may also be managed exclusively by CirTran, or CirTran may choose to engage third party consultants or partner with an independent marketing firm. CirTran Products also intends to pursue contract manufacturing relationships in the consumer products industry which can include product lines including: home/garden, kitchen, health/beauty, toys, licensed merchandise and apparel for film, television, sports and other entertainment properties. Licensed merchandise and apparel can be defined as any item that bears the image of, likeness, or logo of a product sold or advertised to the public. Licensed merchandise and apparel are sold and marketed in the entertainment (film and television) and sports (sports franchises) industries. As of May 18, 2006, we have concentrated our product development efforts into three areas, home/kitchen appliances, beauty products and licensed merchandise. We anticipate that these products will be introduced into the market under one uniform brand name or under separate trademarked names owned by CirTran Products.

Recent Developments

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

On April 18, 2006, we announced that we had joined forces with former heavyweight champion Evander Holyfield to market and promote "The Real Deal Grill(TM)," a new electric indoor/outdoor cooking product to be sold via TV infomercials. We arranged with the former champion's company, Holyfield Management, Inc., of Georgia, for his services to promote the product and to film a series of TV infomercials featuring Mr. Holyfield and The Real Deal Grill, which are scheduled to be filmed in Florida in May 2006. Mr. Holyfield will receive a talent fee for all units sold.

On April 19, 2006, we announced that we had signed an agreement relating to "The Real Deal Grill(TM) (the "Grill"), which will initially be sold on TV worldwide and endorsed by Evander Holyfield, the four-time heavyweight boxing champion of the world. The agreement was signed with Harrington Business Development (HBD) of St. Petersburg, Florida, giving HBD the rights to market the Grill in the Americas and Japan (the "Territory"). Under the contract, HBD will initially market the Grill on TV through infomercials in the U.S., Canada, South America and Japan, which will be filmed in Florida featuring Mr. Holyfield. Under the terms of the contract, we have paid one-half of the costs of producing the initial infomercial, in the amount of $37,500. Under the contract, HBD granted to us the right to use the raw footage, including audio and video, for the initial infomercial to produce infomercials or other advertisements for the Grill for use solely outside of the Territory. The agreement has an initial term of 3 years and may be renewed. HBD is part of Reliant International Media Corporation ("Reliant"), a full-service direct response company founded by industry pioneers and leaders Tim and Kevin Harrington. The Harringtons, who have been in the direct response industry since the early 1980's, have produced long and short form infomercials for products in numerous categories, which have been seen on TV around the world.

As of May 18, 2006, we had not received any purchase orders for the Grill, the infomercial had not been filmed, and we had not begun manufacturing the Grill. Once we receive the initial purchase order, we anticipate that we will begin manufacturing, although there can be no guarantee that HBD or Reliant will place any orders or that we will receive the maximum amount possible under the agreement, announced as $30 million, which assumed that HBD would purchase $30 million worth of the Grill.

On May 1, 2006, we announced that CirTran Corporation had received a purchase order from Hill Air Force Base in Utah, adding to its list of government contracts and assignments. We anticipate that work will begin during the second quarter of 2006, both on-site at Hill AFB and at our manufacturing facility. The purchase order includes creating new custom cables and interfaces, refurbishing existing underground cables, and upgrading various rack assemblies and connectors. In its initial phase, the order is worth approximately $15,000 to CirTran.

On May 11, 2006, we announced that we had appointed Richard T. Ferrone, C.P.A., as our chief financial officer. Prior to joining CirTran, Mr. Ferrone had headed his own accounting firm, Ferrone & Associates, which he established in Salt Lake City in 1994. Previously, he was vice president and CFO for then-publicly-held GCI Industries, Inc. /Golf Card International for seven years, and served as CFO of Huntsman, Christensen Real Estate & Development Co. Mr. Ferrone had also served as vice president and chief financial officer for BSD Medical Corporation (AMEX: BSM) after beginning his career with a regional accounting firm in Salt Lake City. Mr. Ferrone has a B.S. in Accounting from the University of Utah, where he also studied for a Master of Professional Accountancy with a tax emphasis.

On April 12, 2006, we announced that we had settled all major litigation in which we were a defendant. These litigation matters had been described in our previous SEC filings and were settled for less than the original claims against us. We were able to settle these cases with a total cash outlay of only $200,000 after originally having exposure of up to $4.25 million. We settled with Howard Salamon, a financial consultant who originally sued us for $1.75 million through the issuance of 4 million restricted shares and a warrant to purchase an additional 7 million shares exercisable at $.05 per share. We also settled our dispute with Sunborne XII, LLC, a Colorado limited liability company and the owner of a building in Colorado Springs, Colorado, to which we expanded our operations in the late 1990s, for $200,000 in cash. Sunborne's claim originally ranged up to $2.5 million. Both settlements were reached in February 2006. Our subsidiary, CirTran Asia, will continue to proceed with its action against International Edge, Inc., Michael Casey Enterprises, Inc., Michael Casey, David Hayek, and HIPMG, Inc., as discussed below under "Legal Proceedings."

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

Results of Operations - Comparison of Periods ended March 31, 2006 and 2005

           Sales and Cost of Sales

Net sales decreased to $1,737,824 for the three months period ended March 31, 2006, as compared to $2,920,465 during the same period in 2005, for a decrease of 40.5%. This decrease was attributed to the loss of sales in the CirTran Asia division due to legal issues with the Ab King Pro and ABS (See comments in legal section). Cost of sales decreased by 48.2%, to $990,370 during the three months period ended March 31, 2006, from $1,949,773 during the same period in 2005. The decrease in cost of sales is directly due to the decrease in revenue. Our gross profit margin for the three months period ended March 31, 2006, was 43.0%, up from 33.2% for the same period in 2005. The majority of the increase is due to a considerable decrease in CirTran-Asia sales which have more favorable margins compared to the electronics assembly and Ethernet technology business operations. The sales in these divisions have remained consistent.

           Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at March 31, 2006, was $2,203,537, as compared to $2,271,604 at December 31, 2005. The decrease in inventory is nominal.

           Selling, General and Administrative Expenses

During the three months ended March 31, 2006, selling, general and administrative expenses were $837,520 versus $959,891 for the same period in 2005, a 12.7% decrease. The decrease in selling, general and administrative expenses is nominal.

           Interest Expense

Interest expense for three months ended March 31, 2006, was $1,086,253 as compared to $143,770 for the same period in 2005, an increase of 655.5%. The increase is primarily due to the derivative treatment of the convertible debenture, discussed below.

As a result of the above factors, we have net loss of $277,998 for the quarter ended March 31, 2006, as compared to $201,728 for the quarter ended March 31, 2005. This net loss is attributed to a substantial decrease in sales.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses preceeding this quarter, and our accumulated deficit has increased to $19,605,311 at March 31, 2006, compared to $19,327,310 at December 31, 2005. Our net loss for the quarter ending March 31, 2006, was $277,998, compared to $201,728 for the quarter ended March 31, 2005. Our current assets exceeded our current liabilities by $300,528 as of March 31, 2006, and our current liabilities exceeded our current assets by $1,142,874 as of December 31, 2005. The change was mostly attributable to settlements of notes payable. For the three months ended March 31, 2006 and 2005, we had negative cash flows from operations of $719,698 and $385,701 respectively.

           Cash

We had cash on hand of $443,637 at March 31, 2006, and $1,427,865 at December 31, 2005.

Net cash used in operating activities was $719,698 for the three months ended March 31, 2006. Cash received from customers of $2,076,845 was not sufficient to offset cash paid to vendors, suppliers, and employees of $2,128,964. The non-cash charges were for depreciation and amortization of $114,939 and accretion expense of $965,512. Because the Company has negative cash flows from operations, it must rely on sources of cash other than customers to support its operations. It is anticipated that various methods of equity financing will be required to support operations until cash flows from operations are positive.

Net cash used in investing activities during the three months ended March 31, 2006, consisted of equipment and furniture purchases of $166,730.

Net cash used by financing activities was $97,600 during the three months ended March 31, 2006 and was primarily related to payments on notes payable to stockholders of $95,806.

           Accounts Receivable

At March 31, 2006, we had receivables of $3,019,960, net of a reserve for doubtful accounts of $158,374, as compared to $3,358,981 at December 31, 2005, net of a reserve of $158,374.

This decrease was primarily attributed to decreased sales in the last two months of the first quarter as compared to the last two months in 2005. Receivables include the unpaid balance from ABS. (See ABS history beginning on page 19). The Company has implemented an aggressive process to collect past due accounts over the past two years. Individual accounts are continually monitored for collectibilty. As part of monitoring individual customer accounts, the Company evaluates the adequacy of its allowance for doubtful accounts. Since the implementation of the new collection process, very few accounts have been deemed uncollectible.

           Accounts Payable

Accounts payable were $528,963 at March 31, 2006, as compared to $1,239,519 at December 31, 2005. The decrease is related to a drop in sales and paying vendors in a timely manner.

           Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $19,605,311 and a total stockholders' equity of $3,165,931 at March 31, 2006. As of March 31, 2006, our monthly operating costs and interest expenses averaged approximately $640,000 per month.

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

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2006 and December 31, 2005, was $152,349 and $111,986, respectively.

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

In connection with the issuance of the Highgate Debenture, the Company granted Highgate registration rights related to the issuance of the debenture.

The Company determined that the features of the Debenture fell under derivative accounting treatment. As of March 31, 2006 the carrying value of the Debenture was $1,068,604. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $3,000,000. The fair value of the derivative liability as of March 31, 2006 was $1,767,254.

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

Cornell - On December 30, 2005, the Company entered into an agreement with Cornell Capital Partners, L.P. ("Cornell") to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all the Company's property, junior to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2006 and December 31, 2005, was $18,082 and zero, respectively.

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

In connection with the issuance of the Cornell Debenture, the Company granted Cornell registration rights related to the issuance of the Cornell Debenture and warrants.

The Company determined that the features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of March 31, 2006 the carrying value of the Cornell Debenture was $143,160. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability as of March 31, 2006 was $$1,368,906.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture. As such, of the total Cornell Debenture of $1,500,000, the net proceeds to the Company were $1,370,000. The proceeds will be used for general corporate and working capital purposes, at the Company's discretion

As of March 31, 2006, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Forward-looking statements

Certain of the statements contained in this Report (other than the historical financial data and other statements of historical fact) are forward-looking statements. These statements include, but are not limited to our expectations with respect to the development of a new offices or divisions; the achievement of certain revenue goals; the receipt of new business and contracts; and our intentions with respect to financing our operations in the future. Additional forward-looking statements may be found in the "Risk Factors" Section of our Annual Report on Form 10-KSB, together with accompanying explanations of the potential risks associated with such statements. You are encouraged to review the "Risk Factors" Section of our Annual Report.

Forward-looking statements made in this Quarterly Report, are made based upon management's good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations, or that the effect of future developments on CirTran will be those anticipated by management. Forward-looking statements may be identified by the use of words such as "believe," "expect," "plans," "strategy," "prospects," "estimate," "project," "anticipate," "intends" and other words of similar meaning in connection with a discussion of future operating or financial performance.

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Many important factors could cause actual results to differ materially from management's expectations, including those listed in the "Risk Factors" Section of our Annual Report for the year ended December 31, 2005, as well as the following:

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

         *        collection of customer balances due on account;

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

Item 3.    Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who was also our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. On May 15, 2006, the Company entered into an agreement with Richard T. Ferrone, CPA, whereby Mr. Ferrone became the Chief Financial Officer of the Company. (See discussion below)

As disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. In our evaluation, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

Based on the matters identified above, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Board of Directors.

The deficiencies in our internal control over financial reporting related primarily to the failure to properly measure and disclose equity and debt transactions. The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Quarterly Report on Form 10-QSB. We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff, but additional effort is needed to fully remedy these deficiencies. Our management and directors will continue to work with our new CFO, our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

In an effort to resolve the deficiencies in internal control, mentioned above, the Company, in concurrence with the recommendation of our registered independent public accounting firm, embarked upon an executive search for a qualified candidate to fill the position of chief financial officer (CFO). The Company successfully concluded the executive search on May 15, 2006 when it signed a three year contract with Richard T. Ferrone, CPA, as the new CFO of the Company. The addition of an experienced financial executive is a major achievement in addressing and resolving the deficiencies in our financial controls and also provides the Company with the capacity to develop and advance the overall financial capabilities of the Company.

Quarterly Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the applicable time periods.

Changes in Internal Control over Financial Reporting. As noted above, we are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff. Additionally, we have recently hired a new Chief Financial Officer. However, additional effort is needed to fully remedy these deficiencies. Our management and directors will continue to work with our new CFO, our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-KSB for the fiscal year ending on December 31, 2007. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

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

We also assumed certain liabilities of Circuit Technology, Inc., in connection with our transactions with that entity in the year 2000, and as a result we are defendant in a number of legal actions involving nonpayment of vendors for goods and services rendered. We have accrued these payables and have negotiated settlements with respect to some of the liabilities, including those detailed below, and are currently negotiating settlements with other vendors. As of May 18, 2006, the only remaining liability of Circuit Technology is C/S Utilities, discussed below.

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

CirTran Asia v. Robinson, Civil No. 050915272, Third Judicial District Court, Salt Lake County, State of Utah. On August 30, 2005, CirTran Asia brought suit against Glenn Robinson, one of the principals of Mindstorm Technologies, LLC, for nonpayment for goods provided. Mr. Robinson filed an answer and subsequently filed for personal bankruptcy. CirTran Asia is reviewing its options and intends to vigorously pursue this action. On March 30, 2006, CirTran Asia filed a complaint against Mr. Robinson under Section 523 of the U.S. Bankruptcy Code seeking a determination that any debts owed by Mr. Robinson to CirTran Asia are excepted from any discharge granted to Mr. Robinson. As of the date of this Report, the case was proceeding in discovery.

CirTran Asia, et al. v. International Edge, et al., Civil No. 2:05 CV 413BSJ, U.S. District Court, District of Utah. On May 11, 2005, CirTran Asia, UKING System Industry Co., Ltd., and Charles Ho filed suit against International Edge, Inc., Michael Casey Enterprises, Inc., Michael Casey, David Hayek, and HIPMG,

Inc., for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, and fraud in relation to certain licensing issues relating to the Ab King Pro. The defendants counterclaimed, alleging breach of contract, fraud, defamation and related claims, all related to the Ab King Pro, seeking damages in the amount of $10,000,000. CirTran Asia and the other plaintiffs filed their reply to the counterclaim, disputing all of the allegations and claims. International Edge filed a motion to dismiss for lack of jurisdiction, which was pending as of the date of this report. Sales from this product in the year ended December 31, 2004 were approximately $3,510,000, and in the year ended December 31, 2005, were approximately $960,000. CirTran Asia intends to vigorously pursue this action.

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

On January 24, 2006, ABS filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the "Bankruptcy Court"), Case No. SV 06-10076 GM. On January 30, 2006, a hearing ("Hearing") was held to consider the Emergency Motion for Order Approving the Settlement and Compromise of the Disputed Secured Claims of Inventory Capital Group, Inc. ("ICG"), and Media Funding Corporation ("MFC") (the "Settlement Motion") filed by ABS. The continued Hearing on the Settlement Motion was held on February 16, 2006, at which time the settlement was modified. Prior to a separate hearing held on March 24, 2006, on ABS's Motion for Order: (1) Approving Sale and Assignment of Substantially All Assets of the Estate Free and Clear of Liens; (2) Approving Assumption and Assignment of Leases and Executory Contracts Included in the Sale and Rejection of Leases and Executory Contracts Not Included in the Sale; and (3) Granting Related Relief (the "Sale Motion"), the settlement was further modified. The modifications to the proposed settlement were read into the Bankruptcy Court's record at the Hearing on the Settlement Motion and the March 24, 2006 hearing on the Sale Motion ("Proposed Modifications"). Written notice of the Proposed Modifications was provided to creditors and parties in interests on March 27, 2006, and the Declaration of James C. Bastian, Jr., attesting that no objections to the Proposed Modifications have been received by ABS, was filed with the Bankruptcy Court. As of May 18, 2006, an order approving the settlement and the sale had not been entered by the bankruptcy court.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In January 2006, Highgate converted $750,000 of its convertible debenture into 24,193,548 shares of the Company's restricted common stock at a conversion rate of $0.031 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's commons stock over the 20 trading days preceding the conversion.

In February 2006, we issued 4,000,000 shares of our restricted common stock and a warrant to purchase an additional 7,000,000 shares with an exercise price of $0.06 per share in settlement of litigation.

In each case the securities were issued in connection with private transactions with accredited investors pursuant to Section 4(2) of the Securities Act of 1933 and the regulations promulgated thereunder.

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

As of May 18, 2006, no further loans had been made to the Company from Abacas.

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

Item 6.    Exhibits

           Exhibits:

           10.1       Employment  Agreement  with  Richard  Ferrone  (previously filed as an exhibit to a Current  Report on Form 8-K filed with the Commission on May 15, 2006, and incorporated here in by reference).
           10.2       Marketing   and   Distribution   Agree   between   CirTran
                      Corporation  and Harrington  Business  Development,  Inc.,
                      dated as of October 24, 2005.
           10.3       Amendment  to Marketing  and  Distribution  Agree  between
                      CirTran Corporation and Harrington  Business  Development,
                      Inc., dated as of March 31, 2006.
           31         Certification
           32         Certification  Pursuant  to 18  U.S.C.  Section  1350,  as
                      Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CIRTRAN CORPORATION

Date:   May 19, 2006                      By: /s/ Iehab J. Hawatmeh
                                          -------------------------------------
                                          Iehab J. Hawatmeh
                                          President and Chief Financial Officer
                                          (Principal Executive Officer,
                                          Principal Financial Officer)

--------------------------------------------------------------------------------