Form 10QSB
period 2006-06-30
CIRTRAN CORP
filed 2006-08-21
CIK 813716

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

          For the quarterly period ended June 30, 2006 OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ________ to ________.


                         Commission file number 0-26059

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                68-0121636
  -------------------------------         -----------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No)
   incorporation or organization)

          4125 South 6000 West
          West Valley City, Utah                        84128
 ----------------------------------------             ----------
 (Address of Principal Executive Offices)             (Zip Code)

                                 (801) 963-5112
                        -------------------------------
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act. Yes    No X
                                   ---   ---

The number of shares outstanding of the registrant's common stock as of August 18, 2006: 642,990,689.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

Table of Contents
-----------------


                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Balance Sheets as of June 30, 2006, (unaudited) and                  3
        December 31, 2005

        Statements of Operations for the Three Months and
        Six Months ended June 30, 2006, (unaudited) and
        2005 (unaudited)                                                     4

        Statements of Cash Flows for the Six Months ended                    5
        June 30, 2006, (unaudited) and 2005 (unaudited)

        Notes to Condensed Consolidated Financial Statements                 7
        (unaudited)

Item 2. Management's Discussion and Analysis of or Plan of Operation        21

Item 3. Evaluation of Controls and Procedures                               41

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         45

Item 5. Other Information                                                   46

Item 6  Exhibits                                                            48

Signatures                                                                  51

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       June 30,     December 31,
                                                           2006             2005
--------------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents                          $     78,345    $  1,427,865
Trade accounts receivable, net of allowance
 for doubtful accounts of $275,881 and $158,374,
 respectively                                           664,118       3,358,981
Inventory, Net of reserve of $751,296 and $751,296,
 respectively                                         2,450,885       2,271,604
Prepaid Deposits                                        320,896         142,188
Other                                                         -         252,941
--------------------------------------------------------------------------------
    Total Current Assets                              3,514,244       7,453,579

Property and Equipment, Net                           2,700,534       2,686,737

Investment in Securities, at Cost                       300,000         300,000

Intellectual Property                                 1,934,000               -

Long Term Receivable                                  1,705,000               -

Other                                                   838,428         361,581

Deposits                                                118,475         100,000
--------------------------------------------------------------------------------

Total Assets                                       $ 11,110,681    $ 10,901,897
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                   $    847,559    $  1,239,519
Accrued liabilities                                     556,938       1,222,018
Deferred revenue                                         46,878         119,945
Derivative liability                                  3,197,679       4,910,303
Convertible debenture                                 1,631,136         996,252
Current maturities of long-term notes payable            14,463          12,610
Notes payable to stockholders                           110,837          95,806
--------------------------------------------------------------------------------
    Total Current Liabilities                         6,405,490       8,596,453

Long-Term Notes Payable, Less Current Maturities      1,465,507       1,037,390
--------------------------------------------------------------------------------

Total Liabilities                                     7,870,997       9,633,843
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $0.001; authorized
 750,000,000 shares; issued and outstanding
 shares: 642,990,689 and 474,118,569 net of 0
 and 3,000,000 shares held in treasury at no
 cost at December 31, 2005 and 2004, respectively       642,986         583,364
Additional paid-in capital                           22,856,327      20,012,000
Accumulated deficit                                 (20,259,629)    (19,327,310)
--------------------------------------------------------------------------------
    Total Stockholders' Equity                        3,239,684       1,268,054
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         $ 11,110,681    $ 10,901,897
================================================================================


   The accompanying notes are an integral part of these financial statements.


                           CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                For the Three Months Ended     For the Six Months Ended
                                         June 30,                      June 30,
                                --------------------------     -------------------------
                                   2006            2005           2006           2005
-----------------------------------------------------------------------------------------

Net Sales                       $ 2,224,441    $ 4,309,184    $ 3,962,265    $ 7,229,649
Cost of Sales                    (1,232,034)    (2,392,498)    (2,222,404)    (4,342,271)
-----------------------------------------------------------------------------------------

   Gross Profit                     992,407      1,916,686      1,739,861      2,887,378
-----------------------------------------------------------------------------------------

Operating Expenses
 Selling, general and
  administrative expenses         1,926,809      1,569,251      2,764,329      2,529,142
 Non-cash employee
  compensation expense               65,616              -         65,616         69,000
-----------------------------------------------------------------------------------------
   Total Operating Expenses       1,992,425      1,569,251      2,829,945      2,598,142
-----------------------------------------------------------------------------------------

   Loss From Operations          (1,000,018)       347,435     (1,090,084)       289,236
-----------------------------------------------------------------------------------------

Other Income (Expense)
 Interest                          (550,562)      (119,028)    (1,636,815)      (262,798)
 Other, net                               -            (96)             -            145
 Gain on forgiveness of debt          2,260        237,918          6,930        237,918
 Gain on derivative valuation       894,002              -      1,787,653              -
-----------------------------------------------------------------------------------------
   Total Other Expense, Net         345,700        118,794        157,768        (24,735)
-----------------------------------------------------------------------------------------

Net Loss                        $  (654,318)   $   466,229    $  (932,316)   $   264,501
-----------------------------------------------------------------------------------------

Basic loss per common share     $         -    $         -    $         -    $         -
-----------------------------------------------------------------------------------------
Diluted loss per common share   $         -    $         -    $         -    $         -
-----------------------------------------------------------------------------------------







        The accompanying notes are an integral part of these financial statements.




                                            4

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,                           2006           2005
--------------------------------------------------------------------------------

Cash flows from operating activities
Net loss                                             $  (932,319)   $   264,501
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                          237,009        161,657
  Accretion expense                                    1,384,884              -
  Provision for doubtful accounts                        117,507            (26)
  Amortization of beneficial conversion
   feature                                                     -         16,271
  Gain on forgiveness of debt                             (6,930)      (237,918)
  Non-cash compensation expense                           29,590         69,000
  Loan costs and interest paid from loan
   proceeds                                                    -         67,168
  Deferred offering costs expensed                             -         68,000
  Amortization of loan discount and loan
   costs                                                       -         61,300
  Options issued to attorneys and consultants
   for services                                           59,851         61,877
  Change in valuation of derivative                   (1,787,653)             -
 Changes in assets and liabilities:
   Trade accounts receivable                             216,356     (2,232,886)
   Other receivables                                     (18,475)       (38,275)
   Prepaid Deposits                                      142,188              -
   Inventories                                           196,719        (96,696)
   Prepaid expenses and other assets                     132,045        (76,103)
   Accounts payable                                     (372,986)       485,827
   Accrued liabilities                                  (117,963)       457,045
   Deferred revenue                                      (73,067)             -
--------------------------------------------------------------------------------

   Total adjustments                                     139,075     (1,233,759)
--------------------------------------------------------------------------------

 Net cash used in operating activities                  (793,244)      (969,258)
--------------------------------------------------------------------------------

Cash flows from investing activities
Cash acquired with PFE acquisition                             -         39,331
Purchase of investment                                         -       (100,000)
Intangibles purchased with cash                         (556,163)             -
ABS assets acquired with cash                         (1,125,000)             -
Cash issued on long term receivable                      (40,000)             -
Purchase of property and equipment                      (171,490)      (236,636)
--------------------------------------------------------------------------------

 Net cash used in investing activities                (1,892,653)      (297,305)
--------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from notes payable to stockholders              110,837          4,414
Payments on notes payable to stockholders                (95,806)             -
Proceeds from notes payable, net of cash paid
 for offering costs                                            -      1,732,067
Principal payments on notes payable                       (5,030)             -
Proceeds from notes payable to related parties                 -         95,586
Proceeds from exercise of options and warrants
 to purchase common stock                                 26,376         33,300
Proceeds from private placement                        1,300,000              -
--------------------------------------------------------------------------------

 Net cash provided by financing activities             1,336,377      1,865,367
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents             (1,349,520)       598,804

Cash and cash equivalents at beginning of year         1,427,865         81,101
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period           $    78,345    $   679,905
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONTINUED)

For the Six Months Ended June 30,                             2006          2005
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow
 information

Cash paid during the period for interest                $   57,713    $   49,434

Noncash investing and financing activities

Acquisition of PFE Properties, LLC for stock
 and assumption of note payable                            $     -    $1,868,974
Common stock issued for settlement of note
 payableand accrued interest                                     -     2,148,913
Deposit applied to purchase of property and
 equipment                                                       -       100,000
Issuance of stock and options for settlement
 of litigation                                             464,187       411,402
Reclassification accounts receivable to notes
 receivable                                              1,665,000             -
and accrued compensation                                    54,000       140,000
Stock issued for settlement of notes payable
 and accrued interest                                       76,000             -
ABS assets acquired in exchange for guaranteed
 payment and reduction of claim                          1,185,000             -
Stock issued for subscription receivable                   200,000             -
Warrants issued with derivative liability
 features                                                  955,520             -
Options granted and exercised in partial
 settlement of payable                                      18,974             -
Stock options exercised for settlement of notes
 payable to stockholders                                         -        23,000
Loan fees incurred as part of convertible
 debenture                                                       -       250,765
Beneficial conversion feature on convertible
 debenture                                                       -       441,176
Common stock issued for partial conversion of
 convertible debenture                                   1,630,491             -
Convertible debenture proceeds used to settle
 notes payable outstanding                                       -     2,265,000





   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Principles of Consolidation -- The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation, CirTran-Asia Inc, CirTran Products, Inc., Diverse Media Group Corporation and PFE Properties, LLC. All significant intercompany transactions have been eliminated in consolidation.

In March of 2006, the Company formed Diverse Media Group Corporation ("DMG"), a wholly owned subsidiary to provide services to the direct response and entertainment industries.

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

The Company utilized the Black-Scholes model for calculating the fair value pro forma disclosures under SFAS 123 and will continue to use this model, which is an acceptable valuation approach under SFAS 123R. The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted-average fair value of stock options granted during the periods below:

                                                           Six Months Ended
                                                                June 30,
                                                              2006          2005
                                                     -------------   -----------
Expected dividend yield                                        -             -
Risk free interest rate                                      4.95%         3.91%
Expected volatility                                          2.43%          278%
Expected life                                           0.46 years    0.14 years
Weighted average fair value per share                 $       0.06   $      0.01


All previously issued options were fully vested prior to January 1, 2006. Therefore, there were no compensation costs relating to stock-based compensation from previous periods including the effects from adoption of SFAS 123R. There were 4,000,000 employee options granted during the quarter ended June 30, 2006, that resulted in $29,590 in compensation costs which would have previously been presented in a pro forma disclosure, as discussed above.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its stock-based compensation awards for periods prior to adoption of SFAS 123R:

                                                   Three Months     Six Months
                                                  Ended June 30,  Ended June 30,
                                                       2005            2005
--------------------------------------------------------------------------------
Net loss, as reported                               $ 466,229         $ 264,501
Add:  Stock-based  employee compensation
 expense included in net loss                               -            69,000
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards               (85,358)         (223,606)
--------------------------------------------------------------------------------

Pro forma net loss                                  $ 380,871         $ 109,895
--------------------------------------------------------------------------------
                                                    $ 380,871         $ 109,895
Basic and diluted loss per common share
 as reported                                        $   (0.00)        $   (0.00)
--------------------------------------------------------------------------------

Basic and diluted loss per common share
 pro forma                                          $   (0.00)        $   (0.00)
--------------------------------------------------------------------------------

Patents -- Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patents costs are amortized over the estimated useful life of the patent. During the year ended December 31, 2005, the Company capitalized $35,799 in patent related legal costs. Amortization expense was $7,674 during the six months ended June 30, 2006.

The realization of patents and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or the group of assets. Fair value is determined based on expected discounted net future cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an asset to perform within projections. As required, an evaluation of impairment was made on the patents as of June 30, 2006. No indicators of impairment were noted.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss of $932,316 for the six months ended June 30, 2006, compared to a net loss of $527,708 for the year ended December 31, 2005. As of June 30, 2006, and December 31, 2005, the Company had an accumulated deficit of $20,259,629 and $19,327,310, respectively, and a total stockholders' equity of $3,239,684 and $1,268,054, respectively. The Company also had a working capital (deficit) of $2,891,246 and $(1,142,874) as of June 30, 2006, and December 31,
2005, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $793,244 and $1,751,744 for the six months ended June 30, 2006, and the year ended December 31, 2005, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARe

In accordance with SFAS No. 128, "Earnings per Share," the following presents the computation of basic and diluted net income (loss) per share:

                                     Three Months Ended June 30,       Six Months Ended June 30,
                                   ------------------------------   -------------------------------
                                       2006            2005             2006             2005
---------------------------------------------------------------------------------------------------
Basic and diluted net income
 (loss) available to common
 shareholders                      $    (654,318)   $     466,229   $    (932,316)   $     264,501
---------------------------------------------------------------------------------------------------

Basic weighted-average common
 shares outstanding                  622,001,677      571,168,569     612,401,185      530,039,841

Effect of convertible debenture                -      113,636,364               -      113,636,364

Effect of dilutive stock options               -        5,440,061               -        5,368,034
---------------------------------------------------------------------------------------------------

Diluted weighted-average common
 shares outstanding                  622,001,677      690,244,994     612,401,185      649,044,239
---------------------------------------------------------------------------------------------------

Basic income (loss) per
 common share                      $           -    $           -   $           -    $           -
---------------------------------------------------------------------------------------------------

Diluted income (loss) per
 common share                      $           -    $           -   $           -    $           -
---------------------------------------------------------------------------------------------------

NOTE 4 - Asset Purchase Agreement

During 2005 the Company had various manufacturing agreements with Advanced Beauty Solutions, LLC ("ABS"), an unrelated party, relating to the manufacture of two beauty products. In early October 2005, the Company was notified that ABS had defaulted on its obligation to its financing company. Following the notice of ABS's default, the Company terminated the agreements for the products based on the default. In January 2006, following efforts to resolve the disputes with

ABS, the Company filed a lawsuit against ABS, with numerous claims and seeking damages from ABS. Later in January 2006 ABS filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code.

On June 6, 2006, the Company and ABS entered into an asset purchase agreement whereby the Company purchased certain assets of ABS. This asset purchase was approved by the bankruptcy court. Under the terms of the agreement the consideration paid by the Company consisted of a $1,125,000 cash payment, a reduction of the Company's allowed claim against ABS of $750,000, and the obligation to pay ABS a royalty equal to $3.00 per unit sold of one of the beauty products. As part of the royalty agreement the Company guaranteed royalty payments of at least $435,000 over a two year period. This amount has been recorded as a note payable. The maximum royalty obligation is $4,135,000. The difference between the guaranteed royalty obligation and the maximum royalty obligation has been determined to be contingent consideration and will be recorded at such time that those royalties are earned.

The  assets  acquired  include   inventory,   an  infomercial,   trademarks  and
copyrights. The Company has allocated the purchase price to these assets based on the relative fair value of the assets as estimated by the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders -- During June 2006 the president of the Company loaned the Company a net amount of $110,837 which was recorded as a note payable to the lender.

During December 2005 the president of the Company loaned the Company $95,806 which was recorded as a note payable to the lender. The proceeds of this loan were used to fund on going operations of the Company. In January 2006, the Company made a payment to the lender which repaid the entire balance ($95,806) of the loan.

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

During 2003 and 2004, an investment firm filed suits in the U.S. District Court for the District of Utah seeking payment of a commission consisting of common stock valued at $1,750,000 for allegedly introducing the Company to the Equity Line Investor. The case was previously dismissed in a New York court.

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

Registration Rights - In May 2005, in connection with the Company's issuance of a convertible debenture to Highgate House Funds, LTD. ("Highgate") (discussed below), the Company granted to Highgate registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company filed the registration statement on September 23, 2005. On August 11, 2006, the registration statement was declared effective.

In December 2005, in connection with the Company's issuance of a convertible debenture to Cornell Capital (discussed below), the Company granted to the debenture holder registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company subsequently entered into an agreement with Cornell to extend the filing date of the registration statement to October 15, 2006. The company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 32,608,696 shares and 10,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. As of August 18, 2006 no such registration statement had been filed.

In connection with the settlement agreement with the investment firm discussed above in this Note, the Company agreed to register the resale by the investment firm of shares issued or issuable to it in connection with the settlement.

Diverse Talent Group Transaction - On May 26, 2006, DMG entered into an assignment and exclusive services agreement with Diverse Talent Group, Inc., an unrelated party, ("DT Group") and Christopher Nassif ("Nassif" and together with DT Group, "DT"). The Services Agreement was made effective as of April 1, 2006 (the "Effective Date"). The term of the Services Agreement is for five years, and expires on March 31, 2011.

Pursuant to the Services Agreement, DMG and DT entered into an exclusive operations relationship whereby DMG agreed to outsource its talent agency operations to DT and to provide financing to DT to assist in DT's growth. Under the Services Agreement, DMG and DT created a relationship whereby DT would operate exclusively under the DMG business structure.

At the time of signing the Services Agreement, DMG paid to DT an initial payment of $50,000 for the right to use the name "Diverse", the right to obtain DT's services on an exclusive basis, all accounts receivable and contracts receivable of DT Group as of the Effective Date and the assignment by DT of certain talent contracts. This has been classified as an intangible asset and will be amortized over the five year term of the agreement.

As future compensation for services provided, DMG agreed to pay to DT a percentage of the gross profits for the talent contracts entered into between DT and its clients. The percentage ranges from 62.5% to 85%, depending on the type of talent contract and the amount of gross compensation paid under the talent contract.

In connection with the Services Agreement, Nassif entered into an employment agreement (the "Employment Agreement") with DMG. Nassif's continued employment with DMG is an express condition of the Services Agreement. Under the Employment Agreement, DMG agreed to cause to be issued to DT options (the "Options") to purchase a total of 2,500,000 shares of the Company's common stock, with an exercise price of $0.045 per share. The Options will expire five years from the date of grant if not exercised prior to that date. The Options vest as follows:
500,000 on the date of grant, and an additional 500,000 on each of the next four anniversaries of the Effective Date, subject to Nassif's continued employment with DMG.

The Company estimated the fair value of these options of $27,691 using the Black Scholes model with the following assumption: risk fee interest rate of 4.95%, estimated future volatility of 244% and a dividend yield of 0.00. The Company recognized $7,560 of the total fair value as compensation expense in the current period.

DMG also agreed in the Services Agreement to provide financing to DT, in the form of a non-interest-bearing capital line of credit (the "Capital Line"), not to exceed $200,000, pursuant to a loan agreement (the "Loan Agreement"). DT may make weekly draws not to exceed $20,000 on terms as set forth in the Loan Agreement. As of June 30, 2006, DT had drawn $40,000 on the Capital Line, which is included in long term receivables.

In connection with the Loan Agreement, DT and DMG entered into a security agreement (the "Security Agreement"), pursuant to which DT granted to DMG a security interest the "Security Interest") in all of the personal property of DT, including inventory, accounts, equipment, general intangibles, deposit accounts, and other items listed in the Security Agreement. The Security Interest secures DT's obligations to DMG under the Capital Line.

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

In connection with this agreement the Company agreed to issue options to purchase 1,500,000 shares common stock to the Developers upon the sale, shipment and payment for 200,000 units of a fitness product. In addition, the Company agreed to issue options to purchase 300,000 shares of common stock to the Developers for each multiple of 100,000 units of the fitness product sold in excess of the initial 200,000 units within twenty-four months of the agreement (June 2004). The options will be exercisable at $0.06 per share, vest on the grant date and expire one year after issuance. As of August 18, 2006, the Company had sold, shipped and received payment for, 257,577 units of the fitness product. In January 2005, the Company issued 1,500,000 options under the terms of the agreement. During the six months ended June 30, 2006 the options expired.

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

                                          Each Multiple      Options
                             Options           Of              for
                Initial    for Initial     Units above     Each Multiple
    Product      Units      Units Sold    Initial Units      of Units
  -----------  ---------  -------------  ---------------  ---------------
       1        500,000       500,000         200,000         200,000
       2         25,000       500,000          15,000         100,000
       3        100,000       500,000          50,000         100,000
       4        300,000     1,000,000         100,000         200,000
       5        200,000       250,000         100,000         100,000
       6        200,000       500,000         100,000         100,000

As of June 30, 2006, the Company had not sold, shipped and received payment for enough units to require the issuance of options related to the additional products under these agreements. Because the Developers must provide future services for the options to vest, the options are treated as unissued for accounting purposes. The cost of these options will be recognized when the options are earned.

NOTE 7 - MORTGAGE NOTE PAYABLE

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

NOTE 8 - CONVERTIBLE DEBENTURES

Highgate - On May 26, 2005, the Company entered into an agreement with Highgate to issue to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture is due December 2007 and is secured by all of the Company's property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2006, and December 31, 2005, was $190,158 and $111,986, respectively.

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

In connection with the issuance of the Highgate Debenture, the Company granted Highgate registration rights related to the issuance of the debenture. (See Note 6.)

The Company determined that the features of the Debenture fell under derivative accounting treatment. As of June 30, 2006 the carrying value of the Debenture was $1,343,225. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $3,000,000 (see below). The fair value of the derivative liability as of June 30, 2006 was $1,527,270.

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

In January 2006, Highgate converted $750,000 of its convertible debenture into 24,193,548 shares of the Company's common stock at a conversion rate of $0.031 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion.

Cornell - On December 30, 2005, the Company entered into an agreement with Cornell Capital Partners, L.P. ("Cornell") to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all the Company's property, junior to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2006 and December 31, 2005 was $36,986 and zero, respectively.

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

In connection with the issuance of the Cornell Debenture, the Company granted Cornell registration rights related to the issuance of the Cornell Debenture and warrants. (See Note 5.)

The Company determined that the features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of June 30, 2006 the carrying value of the Cornell Debenture was $287,911. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the Cornell debenture, excluding the warrants, as of June 30, 2006 was $865,605. The fair value of the warrants was $94,024 as of June 30, 2006.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture. As such, of the total Cornell Debenture of $1,500,000, the net proceeds to the Company were $1,370,000. The proceeds will be used for general corporate and working capital purposes, at the Company's discretion.

As of June 30, 2006, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock Issuances -- During the six months ended June 30, 2006, the Company issued 4,000,000 shares of common stock as a settlement of litigation with an investment firm. (See Note 6.)

During the six months ended June 30, 2006, the Company issued to Highgate 24,193,548 shares of restricted common stock in connection with a conversion by Highgate of $750,000 principal amount of the convertible debenture. (See Note 7.)

As discussed below the Company issued 3,500,000 and 6,500,000 shares of common stock for the exercise of options by counsel and employees, respectively.

May 2006 Private Offering - On May 24, 2006, the Company entered into a private placement agreement whereby the Company sold 14,285,715 shares of its common stock to ANAHOP, Inc. ("ANAHOP"), an unrelated party for $1,000,000. In addition to the shares, the Company issued warrants to designees of Anahop as follows:

         - A warrant to purchase up to 15,000,000 shares, with an exercise price of $0.15 per share, exercisable upon the date of issuance.
         - A warrant to purchase up to 5,000,000 shares, with an exercise price of $0.25 per share, exercisable upon the date of issuance.
         - A warrant to purchase up to 10,000,000 shares, with an exercise price of $0.50 per share.

The warrants are exercisable as of the date of issuance and through and including the date which is five years following the date on which the Company's common stock is listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock Exchange.

The Company determined that because it did not have sufficient authorized shares of common stock to settle the exercise of the 30,000,000 warrants in shares of its common stock the warrants should be recorded as a derivative liability at a fair value of $955,520. The remaining $44,400 was attributed to the 14,285,115 shares of common stock.

The fair value of the warrants at the date of issuance was determined using the Black Scholes model with the following assumptions: expected dividend yield of zero, volatility of 159%, risk free interest rate of 4.93% and an estimated life of 5 years.

The Company granted piggyback registration rights for the shares underlying the warrants, effective only after the warrants have been exercised. The Company did not grant any registration rights with respect to the 14,285,715 shares of common stock.

June 2006 Private Offering - On June 30, 2006, the Company entered into a second private placement agreement whereby, the Company agreed to sell 28,571,428 shares of its common stock to ANAHOP. The total consideration to be paid for the Shares will be $2,000,000 if all tranches of the sale close.

Pursuant to the Agreement, ANAHOP agreed to pay $300,000 at the time of closing, and an additional $200,000 within 30 days of the closing. The payments of $300,000 and $200,000 are referred to collectively as the "First Tranche Payment." Because the First Tranche Payment had been received ($300,000 on June 30, 2006 and $200,000 in July 2006), the Company treated the 7,142,857 shares due upon receipt of the First Tranche Payment as outstanding at June 30, 2006 with a $200,000 subscription receivable.

The remaining $1,500,000 is to be paid by ANAHOP as follows:

         (i) No later than thirty calendar days following the date on which any class of the company capital stock is first listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock Exchange, ANAHOP agreed to pay an additional $500,000; and
         (ii) No later than sixty calendar days following the date on which any class of the company capital stock is first listed for trading on the above listed markets, ANAHOP agreed to pay an additional $1,000,000. (The payments of $500,000 and $1,000,000 are referred to collectively as the "Second Tranche Payment.")

Upon receipt of the Second Tranche Payment, the Company agreed to issue ANAHOP 21,428,571 shares of common stock and to issue warrants to designees of ANAHOP as follows:

         - A warrant to purchase up to 30,000,000 shares, with an exercise price of $0.15 per share, exercisable upon the date of issuance.
         - A warrant to purchase up to 10,000,000 shares, with an exercise price of $0.25 per share, exercisable upon the date of issuance.
         - A warrant to purchase up to 23,000,000 shares, with an exercise price of $0.50 per share, exercisable upon the date of issuance.

The Warrants are exercisable as of the date of issuance and through and including the later of the fifth anniversary of the date of the warrant or the fifth anniversary of the date on which the Company's common stock is first listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock.

The Company granted piggyback registration rights for the shares underlying the warrants, effective only after the warrants have been exercised. The Company did not grant any registration rights with respect to the common shares issued or to be issued in connection with the June 2006 private offering.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Non-Employee Options - During the six months ended June 30, 2006, 2,000,000 of previously issued options were exercised by counsel for proceeds of $200. During the six months ended June 30, 2006, an additional 1,500,000 issued options were granted to and exercised by counsel for proceeds of $150.

Employee Options - During the six month period ended June 30, 2006, 6,500,000 options were exercised for accrued compensation and employee advances of $64,000 and $71,000 respectively.

During the six months ended June 30, 2006, the Company granted options to purchase 4,000,000 shares of common stock to employees. 2,500,000 of these options were discussed in Note 6. The remaining 1,500,000 options were granted with an exercise price of $0.03 per share, a five year life and vested immediately. The fair value of the 1,500,000 options was $22,030 as determined by the Black Scholes model.

Developer Options - During 2005, the Company granted options to purchase 1,500,000 shares of common stock to developers at exercise prices of $0.06 per share. The options were all one-year options and vested on the dates granted. Two of the developers were employees and together were issued 1,000,000 of the options. The exercise price equaled the fair value of the common shares at the time these options were granted; therefore, the options had no intrinsic value. The fair value of these options of $42,052 was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. These options expired during the six months ended June 30, 2006.

The remaining 500,000 developer options were issued to a non-employee under the terms described above. Because the developer was a non-employee, cost of goods sold of $21,526 was recorded for the fair value of options issued during the year ended December 31, 2005. These options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during 2005. These options expired during the six months ended June 30, 2006.

A summary of the stock option activity for the six months ended June 30, 2006, is as follows:

                                                                    Weighted
                                                                     Average
                                                     Shares      Exercise Price
                                                  ------------   --------------
Outstanding at December 31, 2005                   16,750,500    $         0.02
Granted                                             5,500,000    $         0.03
Exercised                                         (10,000,000)   $         0.02
Cancelled                                          (1,500,000)   $         0.06
                                                  ------------
Outstanding at June 30, 2006                       10,750,500    $         0.03
                                                  ============

Excercisable at June 30, 2006                       8,750,500    $         0.02
                                                  ============

NOTE 11 -SEGMENT INFORMATION

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

                                 Electronics      Ethernet        Contract
                                  Assembly       Technology     Manufacturing      Total
--------------------------------------------------------------------------------------------
      June 30, 2006

Sales to external customers     $  1,441,154    $     28,834    $  2,492,277    $  3,962,265
Intersegment sales                    12,499               -               -          12,499
Segment income (loss)                (22,161)       (123,031)       (787,124)       (932,316)
Segment assets                     7,993,381         192,756       2,924,544      11,110,681
Depreciation and amortization         74,644             351          72,289         147,284

      June 30, 2005

Sales to external customers     $  1,719,175    $     63,355    $  5,447,119    $  7,229,649
Intersegment sales                    21,358               -               -          21,358
Segment income (loss)               (408,349)       (114,835)        787,685         264,501
Segment assets                     4,879,789         234,218       4,399,149       9,513,156
Depreciation and amortization        108,755           1,170          51,732         161,657

                                                            June 30,
                                                  ------------------------------
           Sales                                     2006               2005
--------------------------------------------------------------------------------

Total sales for reportable segments               $ 3,974,764       $ 7,251,007
Elimination of intersegment sales                     (12,499)          (21,358)


Consolidated net sales                            $ 3,962,265       $ 7,229,649


                                                            June 30,
                                                  ------------------------------
         Total Assets                                2006                2005
--------------------------------------------------------------------------------

Total assets for reportable segments               $ 11,110,681     $ 9,513,156
Adjustment for intersegment amounts                           -               -


Consolidated total assets                          $ 11,110,681     $ 9,513,156


NOTE 12 - SUBSEQUENT EVENTS

During July 2006 the Company received $200,000 for payment of the subscription receivable.

During July and August the Company advanced DTG and additional $20,000 under the terms of the capital line of credit.

Lockdown Agreements - On July 20, 2006, we entered into two lockdown agreements with existing security holders.

The first agreement (the "Cornell Agreement") was with Cornell and related to the Cornell Debenture. Pursuant to the Cornell Agreement, Cornell agreed that it would not convert any of the principal or interest on the Cornell Debenture or exercise any of the Warrants granted to Cornell until we had taken the steps necessary to increase our authorized capital. As such, we were able to lock down 50,000,000 shares underlying the Cornell Debenture and 10,000,000 shares underlying the Cornell Warrants.

The second agreement (the "ANAHOP Agreement") was with ANAHOP, Albert Hagar, and Fadi Nora, and related to the May and June private placement transactions discussed above. Albert Hagar and Fadi Nora were the designees to whom ANAHOP assigned the 30,000,000 warrants. Pursuant to the ANAHOP Agreement, Hagar and Nora agreed that they would not exercise any of the warrants they received in connection with the May or June private offerings until we had taken the steps necessary to increase our authorized capital. Additionally, ANAHOP agreed that it would not make the Second Tranche Payment to purchase the Second Tranche Shares until we had taken the steps necessary to increase our authorized capital. As such, under the ANAHOP Agreement, we were able to lock down 21,428,571 shares (the "Second Tranche Shares"), and 93,000,000 shares underlying the warrants issued to Hagar and Nora in the May and June private placements.

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

On March 21, 2006, we announced that we had formed a new subsidiary, Diverse Media Group, to provide end-to-end services to the direct response and entertainment industries. The new division will provide product marketing, production, media funding and merchandise manufacturing services. Forming this new division was a necessary step to maximize product manufacturing opportunities for CirTran's proprietary products and to provide marketing services for individual entrepreneurs and inventors. The new division will be headquartered in CirTran's Los Angeles (Century City) offices and be headed by Mr. Saliba. We are presently in development of proprietary programs to be launched in the product marketing division, production services and media funding divisions. We are presently preparing to launch various programs where

Diverse  Media  Group will  operate as the  marketer,  campaign  manager  and/or
distributor  in  various   product   categories   including   beauty   products,
entertainment products, software products, and fitness and consumer products.

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

On September 9, 2004, we announced that on September 6, 2004, CirTran-Asia had been awarded the rights to manufacture the Ab Trainer Club Pro, a new abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. This new product is another type of abdominal fitness machine. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $76,000.

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

On September 14, 2004, we announced that on September 7, 2004, we had begun manufacturing the Instant Abs product, another type of abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had
manufactured,   and  shipped  units,  and  received  payments  of  approximately
$680,000.

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

On April 28, 2005, CirTran-Asia announced that it has been awarded a contract (the "April 2005 Agreement") from Guthy - Renker Corporation ("GRC") to be the exclusive manufacturer of a new fitness machine (the "Fitness Product") for the sold-on-TV direct response industry. Pursuant to the April 2005 Agreement, GRC agreed to purchase all of its requirements of the Fitness Product during the term of the April 2005 Agreement, which is defined as running from the signing of the agreement through the time when the Fitness Product is not being sold in quantity. Since signing the April 2005 Agreement, we have received orders totaling approximately $1,370,000. Since these announcements, CirTran-Asia has manufactured and shipped orders and has received $1,400,000 as payment for such shipments.

        New Product

On August 11, 2004, we announced that CirTran-Asia received a purchase order from Emson in New York, on August 10, 2004 relating to the manufacture of a household cooking appliance for hot dogs and sausages. Since these announcements, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,790,000.

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

Since November 2005, we have been pursuing our rights under the agreement and have been offering the flat iron product for sale directly to ABS's customers. In doing so, we sold to ABS's international customers directly approximately $430,000 worth of the flat iron product. The shipments have all been paid in full. These products shipped were not part of the repossessed inventory.

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

With respect to the hair dryers, as of August 18, 2006, we had not received any orders or shipped any products, either to ABS or its customers.

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

CirTran announced on January 9, 2006, that Arrowhead Industries, Inc., of Windermere, Florida, had awarded us an exclusive contract to manufacture its patented Hinge Helper (TM) do-it-yourself utility tool for the home. The Hinge Helper will be manufactured by CirTran-Asia, the Company's China-based subsidiary. The exclusive manufacturing contract for the product is for three years. Arrowhead has filmed a Hinge Helper infomercial for TV with an airing date scheduled for the last quarter of 2006.

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

Recent Developments

May Private Offering

On May 24, 2006, we closed a private placement of shares of our common stock and warrants (the "May Private Offering"). Pursuant to a securities purchase agreement (the "Agreement"), we sold Fourteen Million, Two Hundred Eighty-five Thousand, Seven Hundred Fifteen (14,285,715) shares of our Common Stock (the "May Shares") to ANAHOP, Inc., a California corporation ("ANAHOP"). The consideration paid for the May Shares was One Million Dollars ($1,000,000). In addition to the Shares, we issued warrants (the "Warrants") to designees of ANAHOP to purchase up to an additional 30,000,000 shares.

We used the proceeds from the May Private Offering, in part, to finance the cash purchase portion of our acquisition of the assets of ABS, following approval of the Bankruptcy Court.

June Private Offering

On June 30, 2006, we closed a second private placement of shares of our common stock and warrants (the "June Private Offering"). Pursuant to a securities purchase agreement (the "Agreement"), we agreed to sell Twenty-Eight Million, Five Hundred Seventy-One Thousand, Four Hundred Twenty-Eight (28,571,428) shares of our Common Stock (the "June Shares") to ANAHOP. The total consideration to be paid for the June Shares will be Two Million Dollars ($2,000,000) if all tranches of the sale close.

Pursuant to the Agreement, ANAHOP agreed to pay Three Hundred Thousand Dollars ($300,000) at the time of closing, and an additional Two Hundred Thousand Dollars ($200,000) within 30 days of the closing. (The payments of $300,000 and $200,000 are referred to collectively as the "First Tranche Payment.") Upon the receipt of the First Tranche Payment, we agreed to issue a certificate or certificates to the Purchaser representing 7,142,857 of the June Shares. The Company received the $300,000 payment during June 2006 and the $200,000 during July 2006.


The remaining $1,500,000 is to be paid by the ANAHOP as follows:

         (i) No later than thirty calendar days following the date on which any class of our capital stock is first listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock Exchange, ANAHOP agreed to pay an additional $500,000 to the Company; and

         (ii) No later than sixty calendar days following the date on which any class of our capital stock is first listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock Exchange, ANAHOP agreed to pay an additional $1,000,000 to the Company. (The payments of $500,000 and $1,000,000 are referred to collectively as the "Second Tranche Payment.")

Upon receipt by us of the Second Tranche Payment, we agreed to issue a certificate or certificates to ANAHOP representing the remaining 21,428,571 June Shares. The Company received tge $300,000 payment during June 2006 and the $200,000 payment during July 2006.

Additionally, once the Company has received the Second Tranche Payment, the Company agreed to issue warrants to designees of ANAHOP to purchase up to an additional 63,000,000 shares.

We intend to use the proceeds from the June Private Placement for general corporate purposes and working capital.

Diverse Talent Group Transaction

On May 26, 2006, Diverse Media Group Corp. ("DMG") a Utah corporation and a wholly-owned subsidiary of the Company, entered into an assignment and exclusive services agreement (the "Services Agreement") with Diverse Talent Group, Inc., a California corporation, ("DT Group") and Christopher Nassif ("Nassif" and together with DT Group, "DT"). The Services Agreement was made effective as of April 1, 2006 (the "Effective Date"). The term of the Services Agreement is for five years, and expires on March 31, 2011.

Prior to entering into the Services Agreement, Nassif and DT Group operated a talent agency in Los Angeles, California, with extensive industry contacts. DMG, a subsidiary of the Company, was seeking to commence a diversified media business of product marketing, infomercial production, media financing and product merchandising services to the Direct Response and Entertainment Industries.

Pursuant to the Services Agreement, DMG and DT entered into an exclusive operations relationship whereby DMG agreed to outsource its talent agency operations to DT and to provide financing to DT to assist in DT's growth. Under the Services Agreement, DMG and DT created a relationship whereby DT would operate exclusively under the DMG business structure.

Pursuant to the Services Agreement, DT agreed to provide all creative and operational needs of DMG's talent division. DT agreed to supply these services exclusively to DMG. Additionally, all gross revenues generated from DT's operations after the Effective Date are to be paid to DMG.

At the time of signing the Services Agreement, DMG paid to DT an initial payment of $50,000 in consideration of the following:

- the right to use the name "Diverse" and be associated with the existing goodwill and reputation of DT;
-        the right to obtain DT's services on an exclusive basis;
- all accounts receivable and contracts receivable of DT(Group) as of the Effective Date; and
-        the assignment by DT of certain talent contracts.

As future compensation for services provided, DMG agreed to pay to DT a percentage of the gross profits for the talent contracts entered into between DT and its clients. The percentage ranges from 62.5% to 85%, depending on the type of talent contract and the amount of gross compensation paid under the talent contract.

In connection with the Services Agreement, Nassif entered into an employment agreement (the "Employment Agreement") with DMG. Nassif's continued employment with DMG is an express condition of the Services Agreement. Under the Employment Agreement, DMG agreed to cause to be issued to DT options (the "Options") to purchase a total of 2,500,000 shares of the Company's common stock, with an exercise price of $0.045 per share. The Options will expire five years from the date of grant if not exercised prior to that date. The Options vest as follows:
500,000 on the date of grant, and an additional 500,000 on each of the next four anniversaries of the Effective Date, subject to Nassif's continued employment with DMG.

Additionally, Nassif will receive 5% of the gross margin received by DMG on any new business opportunities generated for DMG through Nassif's personal efforts and contacts (the "New Business Payments"). The New Business Payments may be made in cash or in shares of the Company's restricted common stock, subject to compliance with all applicable securities laws.

DMG also agreed in the Services Agreement to provide financing to DT, in the form of a non-interest-bearing capital line of credit (the "Capital Line"), not to exceed $200,000, pursuant to a loan agreement (the "Loan Agreement"). DT may make weekly draws not to exceed $20,000 on terms as set forth in the Loan Agreement. As of August 18, 2006, DT had drawn $60,000 on the Capital Line.

In connection with the Loan Agreement, DT and DMG entered into a security agreement (the "Security Agreement"), pursuant to which DT granted to DMG a security interest the "Security Interest") in all of the personal property of DT, including inventory, accounts, equipment, general intangibles, deposit accounts, and other items listed in the Security Agreement. The Security Interest secures DT's obligations to DMG under the Capital Line.

Also in connection with the Loan Agreement, Nassif provided a fraudulent transaction guarantee (the "Guarantee"), pursuant to which Nassif agreed to indemnify DMG and its officers, affiliates, and others against any damages arising out of any fraudulent actions by DT.

Purchase of ABS Assets

On June 6, 2006, CirTran Corporation (the "Company") and Advanced Beauty Solutions, LLC ("ABS") closed a transaction (the "Asset Purchase") whereby the Company purchased certain assets of ABS, subject to the approval of the U.S. Bankruptcy Court adjudicating the bankruptcy proceedings of ABS (the "Bankruptcy Court"). On June 7, 2006, the Bankruptcy Court entered an order approving the Asset Purchase.

Background
----------

On January 19, 2005, the Company signed an Exclusive Manufacturing Agreement with ABS, a California limited liability company, relating to the manufacture of a flat iron hair product in California. On July 7, 2005, the Company signed another Exclusive Manufacturing Agreement with ABS, relating to the manufacture of a hair dryer product in California.

In early October 2005, the Company was notified that ABS had defaulted on its obligation to its financing company. Following the notice of ABS's default, the Company terminated the agreements for both products based on the default. In January 2006, following efforts to resolve the disputes with ABS, the Company filed a lawsuit against ABS, claiming breach of contract, interference with contractual relationships, unjust enrichment, and fraud, and seeking damages from ABS.

With respect to the flat iron products, through October 2005, CirTran had shipped directly to ABS approximately $4,746,000 worth of the product, and CirTran had received from ABS or its finance company total payments of approximately $788,000. In November 2005, the Company repossessed from ABS approximately $2,341,000 worth of the products in the United States, as the Company was permitted to do pursuant to the agreement.

Since November 2005, the Company has been pursuing its rights under the agreements and has been offering the flat iron product for sale directly to ABS's customers. In doing so, the Company sold to ABS's international customers directly approximately $426,000 worth of the flat iron product. The shipments have all been paid in full. These products shipped were not part of the repossessed inventory.

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

Pursuant to the Sale Motion, the Company and ABS entered into negotiations for the purchase by the Company of certain of the assets and assumption of certain of the obligations (described more fully below) of ABS. Because ABS was subject to the jurisdiction of the Bankruptcy Court, any agreement between the Company and ABS relating to the sale of ABS's assets had to be approved by the Bankruptcy Court.

Settlement; Asset Purchase Agreement
------------------------------------

On June 6, 2006, the Company and ABS signed an agreement (the "Asset Purchase Agreement"), subject to the Bankruptcy Court's approval. On June 7, 2006, the Bankruptcy Court entered orders approving the Asset Purchase Agreement and granting the Sale Motion, and approving the settlement and compromise of certain disputed claims against ABS.

Pursuant to the settlement of ABS's bankruptcy proceedings and the Asset Purchase Agreement, the Company has an allowed claim against the ABS's estate in the amount of $2,350,000, of which $750,000 is to be credited to the purchase of substantially all of ABS's assets. Under the settlement, the Company shall be allowed to participate as a general unsecured creditor of ABS's estate in the amount of $1,600,000 on a pari passu basis with the $2,100,000 general unsecured claim of certain insiders of ABS and subject to the prior payment of certain secured, priority, and non-insider claims in the amount of approximately $1,507,011.

Under the Asset Purchase Agreement, the Company agreed to purchase substantially all of ABS's assets in exchange for:

         (i)      a cash payment in the amount of $1,125,000;
         (ii) a reduction of CirTran's allowed claim in the Bankruptcy Case by $750,000;
         (iii)    the assumption of any assumed liabilities; and
         (iv) the obligation to pay ABS a royalty equal to $3.00 per True Ceramic Pro flat iron unit sold by ABS (the "Royalty Obligation").

The Assets include personal property; intellectual property; certain executory contracts and unexpired leases; inventory; ABS's rights under certain insurance policies; deposits and prepaid expenses; books and records; goodwill; certain causes of action; permits; customer and supplier lists; and telephone numbers and listings (collectively, the "Assets").

Under the Asset Purchase Agreement, the Royalty Obligation is capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the 2 year anniversary of the Closing, then, within 30 days of such anniversary, the Company agreed to pay ABS an amount equal to $435,000 less the royalty payments made to date. As part of the settlement, the Company agreed to exchange general releases with, among others, ABS, Jason Dodo (the manager of ABS), Inventory Capital Group ("ICG"), and Media Funding Corporation ("MFC"). The settlement also resolved a related dispute with ICG in which ICG assigned $65,000 of its secured claim against ABS to the Company.

Pursuant to the court-approved settlement, payments under the Royalty Obligation will be made in the following order:

         (a) The Royalty Obligation payments will be made exclusively to ICG and MFC (collectively, the "Secured Parties") until (i) the Secured Parties have been paid in full on account of their $1,243,208.44 secured claim, or (ii) the Secured Parties have been paid $100,000 in payments under the Royalty Obligation, whichever comes first.
         (b) The next $70,000 Royalty Obligation payments will be made to a service provider to ABS (in the amount of $50,000) and to an individual with an allowed claim (in the amount of $20,000).
         (c) Following the payments to the Secured Parties and others as set forth immediately above, the remaining Royalty Obligation payments will be used for distribution to allowed general unsecured claims not including those of the Company and certain insiders with unpaid notes (the "Insider Noteholders").
         (d) Following payments as set forth in (a), (b), and (c) above, the Royalty Obligation payments will be shared pro rata among the Insider Noteholders (with a total allowed aggregate claim of $2,100,000), and the Company (with a general unsecured claim in the amount of $1,600,000), until paid in full.

The total claims against ABS's estate that must be paid before the Company begins to share in the Royalty Obligation payments is $435,000.

Media Syndication Global Agreement

On July 3, 2006, the Company finalized a Marketing and Distribution Agreement (the "MD Agreement") with Media Syndication Global, LLC, a Delaware limited liability company ("MSG"). The MD Agreement relates to the marketing and distribution by MSG of a product designed by Advanced Beauty Solutions, LLC ("ABS"), which were purchased by the Company.

Background
----------

In a Current Report filed with the SEC on June 13, 2006, the Company announced that it had closed a transaction (the "Asset Purchase") whereby the Company purchased certain assets of ABS, subject to the approval of the U.S. Bankruptcy Court adjudicating the bankruptcy proceedings of ABS (the "Bankruptcy Court"). On June 7, 2006, the Bankruptcy Court entered an order approving the Asset Purchase.

Pursuant to the order entered by the Bankruptcy Court, the Company was required to give to Tristar Products, Inc. ("Tristar") a first-right opportunity to enter into a world-wide marketing and distribution agreement with the Company. The term of the first-right period ended on July 3, 2006.

Prior to the approval of the Asset Purchase by the Bankruptcy Court, and in anticipation of such approval, the Company had entered into the MD Agreement with MSG, subject to (A) the approval of the Asset Purchase by the Bankruptcy Court; (B) the Company's completion of the purchase of ABS's assets; and (C) the Company's failure to enter into a distribution agreement with Tristar. The Company and MSG entered into the MD Agreement on April 24, 2006, although the effective date of the MD Agreement was the date on which all three conditions listed above were satisfied. Additionally, the MD Agreement provided to MSG the opportunity to perform test marketing of the product, which was successfully completed.

Pursuant to the MD Agreement, the Company granted to MSG the exclusive, world-wide rights to advertise, promote, market, sell, and otherwise distribute the True Ceramic Pro Bionic hair styler (the "Product"), designed by ABS. Additionally, MSG agreed that during the term of the MD Agreement, MSG would purchase 100% of its requirements of the Product, together with any products that are substantially similar to the Product (a "Similar Product"), from the Company. MSG also agreed that it would not purchase, manufacture, or cause any third party to manufacture any Similar Product during the term of the MD Agreement and for one year following the termination of the MD Agreement, except from the Company.

Under the MD Agreement, MSG is required to purchase an initial minimum quantity of 10,000 units, and yearly quantities of at least 400,000 units. The initial term of the MD Agreement is for three years from the effective date. If MSG has purchased the required minimum quantities during the initial term, the MD Agreement will renew for additional one-year terms.

The MD Agreement may be terminated by either party upon 45 days' notice to the other party upon the breach by the other party of any material terms, covenants, conditions, or obligations under the MD Agreement. However, if the breach upon which such notice of termination is based shall have been fully cured to the reasonable satisfaction of the non-breaching party within such notice period, then such notice of termination shall be deemed rescinded. The Company and MSG agreed that such right of termination was in addition to such other rights and remedies as the terminating party would have under applicable law.

The Company and MSG agreed that all customer lists, price lists, written and unwritten marketing plans, techniques, methods and data, sales and transaction data, and other information designated or deemed either by MSG or the Company as being confidential or a trade secret, shall constitute confidential information of MSG or the Company, respectively ("Confidential Information"). The Company and MSG agreed to hold all Confidential Information in the strictest confidence and shall protect all Confidential Information with the same degree of care that MSG or the Company would exercise with respect to its own proprietary information.

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

During June 2006 the president of the Company loaned the Company a net amount of $110,837 which was recorded as a note payable to the lender.

During December 2005 the president of the Company loaned the Company $95,806 which was recorded as a note payable to the lender. The proceeds of this loan were used to fund on going operations of the Company. In January 2006, the Company made a payment to the lender which repaid the entire balance ($95,806) of the loan.

Results of  Operations  -  Comparison  of the Six Months ended June 30, 2006 and
2005

        Sales and Cost of Sales

Net sales decreased to $3,962,265 for the six months period ended June 30, 2006, as compared to $7,229,649 during the same period in 2005, for a decrease of 45.2%. This decrease was attributed to the loss of sales in the CirTran Asia division due to legal issues with the Ab King Pro and ABS (See comments in legal section). Cost of sales decreased by 48.8%, to $2,222,404 during the six months period ended June 30, 2006, from $4,342,271 during the same period in 2005. The decrease in cost of sales is directly due to the decrease in revenue. Our gross profit margin for the six months period ended June 30, 2006, was 43.9%, up from 39.9% for the same period in 2005. The majority of the increase is due to a considerable decrease in the sale of Ab King which has less favorable margins compared to other CirTran-Asia products. The sales in the other divisions have remained consistent.

        Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at June 30, 2006, was $2,450,885, as compared to $2,271,604 at December 31, 2005. The increase in inventory is nominal.

        Selling, General and Administrative Expenses

During the six months ended June 30, 2006, selling, general and administrative expenses were $2,764,329 versus $2,529,142 for the same period in 2005, a 9.3% increase. The increase in the percentage is due to the additional commission paid to Diverse Talent Group and legal fees paid to support litigating our cases.

        Other Income and Expenses

Interest expense for six months ended June 30, 2006, was $1,636,815 as compared to $262,798 for the same period in 2005, an increase of 522.8%. The increase is primarily due to the derivative treatment of the convertible debenture, discussed below.

As a result of the above factors, we had a net loss of $932,316 for the six months ended June 30, 2006, as compared to a profit of $264,501 for the six months ended June 30, 2005. This net loss is attributed to a substantial decrease in sales.

Details of the ABS transaction
------------------------------

In connection with the Advanced Beauty Solutions, LLC ("ABS") bankruptcy proceedings, the Company acquired all of the assets of ABS for an aggregate purchase price of $2,310,000. The assets purchased included inventory of a product which had been the subject of an agreement between the Company and ABS, the True Ceramic Pro flat iron. Pursuant to the asset purchase agreement, the Company must pay a royalty to the ABS bankruptcy estate in connection with the sale by the Company of the True Ceramic Pro units. The royalty portion of the purchase price is contingent, based on sales of each True Ceramic Pro flat iron unit. The amount of the royalty to be paid is $3 per unit and is limited to total of $4,135,000. The minimum guaranteed royalty payment of $435,000, guaranteed by the Company, is due within two years of the date of the asset purchase agreement. Pursuant to the bankruptcy court's orders, the initial $435,000 amount of royalty payments paid into the ABS estate will be disbursed to other individuals and entities with claims against ABS's estate. After the guaranteed payment of $435,000 has been made, the royalty payments into the estate shall be prorated among five individuals and entities with claims against ABS's bankruptcy estate who have an aggregate claim against the ABS estate of $2,100,000 (constituting approximately 56.7% of the remaining claims against the estate) and the Company, which has an aggregate claim against the ABS estate of $1,600,000 (constituting approximately 43.3% of the remaining claims against the estate). Following the payment of an aggregate of $4,135,000 in royalty payments to the ABS estate, the Company shall have no further royalty obligations to the estate.

Purchase of Assets
------------------

In connection with agreements between the Company and ABS, the Company had an approved claim against the ABS estate of $2,350,000. The Company and ABS agreed upon, and the bankruptcy court approved, the purchase by the Company of assets of ABS. The aggregate purchase price paid was $2,310,000, consisting of the following: $1,125,000 in cash, which was paid at the time of the finalization of the purchase of the assets; a reduction of the Company's approved claim against the ABS estate in the amount of $750,000; and a guaranteed royalty payment to the ABS estate of $435,000. The cash portion of the purchase price funded with the proceeds of sales of the Company's restricted stock and from operations. The Company's approved claim was reduced by $750,000, which went from being an account receivable to being part of the carrying value of the assets purchased, leaving an approved claim against the ABS estate of $1,600,000. The guaranteed royalty payment of $435,000 is discussed above.

A summary of the ABS asset purchase transaction is as follows:

        Cash                                              $ 1,125,000
        Reduction of ABS Accounts Receivable                  750,000
        Guaranteed Royalty Payment                            435,000
        Total Purchase Price                              $ 2,310,000

A summary of the treatment of the account receivable at December 31, 2005 from ABS is as follows:

        Assets Purchased w/ Accts. Rec.                   $    750,000
        Note  Receivable from Bankruptcy Estate              1,600,000
        Total Allocation of Accounts Receivable Balance   $  2,350,000

Funds for the payment of the ABS asset purchase consisted of $1,000,000 that the Company raised through a private placement of 14,285,715 shares of the Company's common stock, and $125,000 which was obtained from Company operations. The shares in the private offering were purchased by and issued to ANAHOP, Inc. The Company disclosed the sale of the shares and accompanying warrants in a Current Report on Form 8-K filed with the SEC on May 30, 2006.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses preceeding this quarter, and our accumulated deficit has increased to $20,259,629 at June 30, 2006, compared to $19,327,310 at December 31, 2005. Our net loss of $932,316 for the six months ended June 30, 2006, as compared to a profit of $264,501 for the six months ended June 30, 2005. Our current liabilities exceeded our current assets by $2,891,246 as of June 30, 2006, compared to $1,142,874 as of December 31, 2005. The change was mostly attributable to the change in the convertible debentures. For the six months ended June 30, 2006 and 2005, we had negative cash flows from operations of $793,244 and $969,258 respectively.

        Cash

We had cash on hand of $78,345 at June 30, 2006, and $1,427,865 at December 31, 2005.

Net cash used in operating activities was $793,244 for the six months ended June 30, 2006. Cash received from customers of $4,307,128 was not sufficient to offset cash paid to vendors, suppliers, and employees of $6,043,773. The non-cash charges were for depreciation and amortization of $237,009 and accretion expense of $1,384,884. Because the Company has negative cash flows from operations, it must rely on sources of cash other than customers to support its operations. It is anticipated that various methods of equity financing will be required to support operations until cash flows from operations are positive.

Net cash used in investing activities during the six months ended June 30, 2006 consisted of the purchase of assets from Advanced Beauty Solutions (ABS) of $1,125,000 along with equipment and furniture purchases of $171,490. Intangible assets of $556,163 were also acquired and consist of capitalized direct cost associated with the settlement of the ABS law suit, the acquisition of $50,000 of patent costs and $37,500 of infomercial costs.

Net cash provided by financing during the first six months ended June 30, 2006 was $1,336,377. This was primarily from $1,300,000 received from ANAHOP, Inc. through the sale of the Company's common stock.

Net cash used by financing activities was $97,600 during the six months ended June 30, 2006 and was primarily related to payments on notes payable to stockholders of $95,806.

        Accounts Receivable

At June 30, 2006, we had receivables of $664,118, net of a reserve for doubtful accounts of $275,881, as compared to $3,358,981 at December 31, 2005, net of a reserve of $158,374.

This decrease was primarily attributed to the settlement of ABS and decreased sales in the last two months of the second quarter as compared to the last two months in 2005. Receivables at December 31, 2005 included the unpaid balance from ABS. (See ABS history beginning on page 28).

The Company has implemented an aggressive process to collect past due accounts over the past two years. Individual accounts are continually monitored for collectibilty. As part of monitoring individual customer accounts, the Company evaluates the adequacy of its allowance for doubtful accounts.

        Accounts Payable

Accounts payable were $847,559 at June 30, 2006, as compared to $1,239,519 at December 31, 2005. The decrease is related to a drop in sales and paying vendors in a timely manner.

        Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $20,259,629 and a total stockholders' equity of $3,239,684 at June 30, 2006. As of June 30, 2006, our monthly operating costs and interest expenses averaged approximately $1,100,000 per month.

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

Convertible Debentures

Highgate - On May 26, 2005, the Company entered into an agreement with Highgate Funds, Ltd. ("Highgate") to issue to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture is due December 2007 and is secured by all of the Company's property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2006 and December 31, 2005, was $190,158 and $111,986, respectively.

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

The Company determined that the features of the Debenture fell under derivative accounting treatment. As of June 30, 2006 the carrying value of the Debenture was $1,343,225. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $3,000,000. The fair value of the derivative liability as of June 30, 2006 was $1,527,270.

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

In January 2006, Highgate converted $750,000 of its convertible debenture into 24,193,548 shares of the Company's common stock at a conversion rate of $0.031 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion.

Cornell - On December 30, 2005, the Company entered into an agreement with Cornell Capital Partners, L.P. ("Cornell") to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all the Company's property, junior to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2006 and December 31, 2005, was $36,986 and zero, respectively.

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

The Company determined that the features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of June 30, 2006 the carrying value of the Cornell Debenture was $287,911. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the Cornell debenture, excluding the warrants, as of June 30, 2006 was $865,605. The fair value of the warrants was $94,024 as of June 30, 2006.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture. As such, of the total Cornell Debenture of $1,500,000, the net proceeds to the Company were $1,370,000. The proceeds will be used for general corporate and working capital purposes, at the Company's discretion

As of June 30, 2006, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Lockdown Agreements

On July 20, 2006, we entered into two lockdown agreements with existing security holders.

The first agreement (the "Cornell Agreement") was with Cornell and related to the Cornell Debenture. Pursuant to the Cornell Agreement, Cornell agreed that it would not convert any of the principal or interest on the Cornell Debenture or exercise any of the Warrants granted to Cornell until we had taken the steps necessary to increase our authorized capital. As such, we were able to lock down 50,000,000 shares underlying the Cornell Debenture and 10,000,000 shares underlying the Cornell Warrants.

The second agreement (the "ANAHOP Agreement") was with ANAHOP, Albert Hagar, and Fadi Nora, and related to the May and June private placement transactions discussed above. Pursuant to the ANAHOP Agreement, Hagar and Nora agreed that they would not exercise any of the warrants they received in connection with the May or June private offerings until we had taken the steps necessary to increase our authorized capital. Additionally, ANAHOP agreed that it would not make the Second Tranche Payment to purchase the Second Tranche Shares until we had taken the steps necessary to increase our authorized capital. As such, under the ANAHOP Agreement, we were able to lock down 21,428,571 shares (the "Second Tranche Shares"), and 93,000,000 shares underlying the warrants issued to Hagar and Nora in the May and June private placements.

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


Item 3.  Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who was also our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. On May 15, 2006, the Company entered into an agreement with Richard T. Ferrone, CPA, whereby Mr. Ferrone became the Chief Financial Officer of the Company. (See discussion below.)

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

Based on the matters identified above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Board of Directors.

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

Currently, the Company's financial policies and procedures are being evaluated. As a result, several new internal control procedures have been developed and documented and are being implemented accordingly. The financial policies and procedures evaluation program will be an ongoing process to insure continued adequacy and compliance with prescribed internal control procedures, with the initial development of the program primarily focused on the development of internal control procedures and supporting documentation.

Quarterly Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the applicable time periods. As noted above, the Company is working to remediate the weakness described above, including the hiring a new chief financial officer.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We assumed certain liabilities of Circuit Technology, Inc., in connection with our transactions with that entity in the year 2000, and as a result we are defendant in a number of legal actions involving nonpayment of vendors for goods and services rendered. We have accrued these payables and have negotiated settlements with respect to some of the liabilities, including those detailed below, and are currently negotiating settlements with other vendors. As of July 20, 2006, the only remaining liability of Circuit Technology is C/S Utilities, discussed below.

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

CirTran Asia v. Mindstorm, Civil No. 050902290, Third Judicial District Court, Salt Lake County, State of Utah. In February, 2005, CirTran Asia brought suit against Mindstorm Technologies, LLC, for nonpayment for goods provided. On April 22, 2005, the defendant filed its answer and counterclaim, following which defendant's counsel withdrew from representation. CirTran Asia notified defendant that under governing rules it was required to appoint successor counsel. The defendant failed to do so, and failed to prosecute its claim.
CirTran Asia moved for default judgment, which was granted. CirTran Asia submitted a proposed order of default judgment in the amount of $288,529 to the court in September 2005, which has been signed.

CirTran Asia v. Robinson, Civil No. 050915272, Third Judicial District Court, Salt Lake County, State of Utah. On August 30, 2005, CirTran Asia brought suit against Glenn Robinson, one of the principals of Mindstorm Technologies, LLC, for nonpayment for goods provided. Mr. Robinson filed an answer and subsequently filed for personal bankruptcy. CirTran Asia is reviewing its options and intends to vigorously pursue this action. On March 30, 2006, CirTran Asia filed a complaint against Mr. Robinson under Section 523 of the U.S. Bankruptcy Code seeking a determination that any debts owed by Mr. Robinson to CirTran Asia is excepted from any discharge granted to Mr. Robinson. As of the date of this Report, the case was proceeding in discovery.

CirTran Asia, et al. v. International Edge, et al., Civil No. 2:05 CV 413BSJ, U.S. District Court, District of Utah. On May 11, 2005, CirTran Asia, UKING System Industry Co., Ltd., and Charles Ho filed suit against International Edge, Inc., Michael Casey Enterprises, Inc., Michael Casey, David Hayek, and HIPMG, Inc., for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, and fraud in relation to certain licensing issues relating to the Ab King Pro. The defendants counterclaimed, alleging breach of contract, fraud, defamation and related claims, all related to the Ab King Pro, seeking damages in the amount of $10,000,000. CirTran Asia and the other plaintiffs filed their reply to the counterclaim, disputing all of the allegations and claims. International Edge filed a motion to dismiss for lack of jurisdiction, which was denied. The case is presently in the discovery stage. Sales from this product in the year ended December 31, 2004 were approximately $3,510,000, and in the year ended December 31, 2005, were approximately $960,000. CirTran Asia intends to vigorously pursue this action.

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

On January 24, 2006, ABS filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, San Fernando Valley Division (the "ABS Bankruptcy Court"), Case No. SV 06-10076 GM. On January 30, 2006, a hearing ("Hearing") was held to consider the Emergency Motion for Order Approving the Settlement and Compromise of the Disputed Secured Claims of Inventory Capital Group, Inc. ("ICG"), and Media Funding Corporation ("MFC") (the "Settlement Motion") filed by ABS. The continued Hearing on the Settlement Motion was held on February 16, 2006, at which time the settlement was modified. Prior to a separate hearing held on March 24, 2006, on ABS's Motion for Order: (1) Approving Sale and Assignment of Substantially All Assets of the Estate Free and Clear of Liens; (2) Approving Assumption and Assignment of Leases and Executory Contracts Included in the Sale and Rejection of Leases and Executory Contracts Not Included in the Sale; and (3) Granting Related Relief (the "Sale Motion"), the settlement was further modified. The modifications to the proposed settlement were read into the ABS Bankruptcy Court's record at the Hearing on the Settlement Motion and the March 24, 2006 hearing on the Sale Motion ("Proposed Modifications"). Written notice of the Proposed Modifications was provided to creditors and parties in interests on March 27, 2006, and the Declaration of James C. Bastian, Jr., attesting that no objections to the Proposed Modifications have been received by ABS, was filed with the ABS Bankruptcy Court.

On June 6, 2006, the Company and ABS signed an agreement (the "Asset Purchase Agreement"), subject to the ABS Bankruptcy Court's approval. On June 7, 2006, the ABS Bankruptcy Court entered orders approving the Asset Purchase Agreement and granting the Sale Motion, and approving the settlement and compromise of certain disputed claims against ABS.

Pursuant to the settlement of ABS's bankruptcy proceedings and the Asset Purchase Agreement, the Company has an allowed claim against the ABS's estate in the amount of $2,350,000, of which $750,000 is to be credited to the purchase of substantially all of ABS's assets. Under the settlement, the Company shall be allowed to participate as a general unsecured creditor of ABS's estate in the amount of $1,600,000 on a pari passu basis with the $2,100,000 general unsecured claim of certain insiders of ABS and subject to the prior payment of certain secured, priority, and non-insider claims in the amount of approximately $1,507,011.

Under the Asset Purchase Agreement, the Company agreed to purchase substantially all of ABS's assets in exchange for:

         i)       a cash payment in the amount of $1,125,000;
         ii) a reduction of CirTran's allowed claim in the Bankruptcy Case by $750,000;
         iii)     the assumption of any assumed liabilities; and
         iv) the obligation to pay ABS a royalty equal to $3.00 per True Ceramic Pro flat iron unit sold by ABS (the "Royalty Obligation").

The Assets include personal property; intellectual property; certain executory contracts and unexpired leases; inventory; ABS's rights under certain insurance policies; deposits and prepaid expenses; books and records; goodwill; certain causes of action; permits; customer and supplier lists; and telephone numbers and listings (collectively, the "Assets").

Under the Asset Purchase Agreement, the Royalty Obligation is capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the 2 year anniversary of the Closing, then, within 30 days of such anniversary, the Company agreed to pay ABS an amount equal to $435,000 less the royalty payments made to date. As part of the settlement, the Company agreed to exchange general releases with, among others, ABS, Jason Dodo (the manager of ABS), Inventory Capital Group ("ICG"), and Media Funding Corporation ("MFC"). The settlement also resolved a related dispute with ICG in which ICG assigned $65,000 of its secured claim against ABS to the Company.

Pursuant to the court-approved settlement, payments under the Royalty Obligation will be made in the following order:

         a) The Royalty Obligation payments will be made exclusively to ICG and MFC (collectively, the "Secured Parties") until (i) the Secured Parties have been paid in full on account of their $1,243,208.44 secured claim, or (ii) the Secured Parties have been paid $100,000 in payments under the Royalty Obligation, whichever comes first.

         b) The next $70,000 Royalty Obligation payments will be made to a service provider to ABS (in the amount of $50,000) and to an individual with an allowed claim (in the amount of $20,000).

         c) Following the payments to the Secured Parties and others as set forth immediately above, the remaining Royalty Obligation payments will be used for distribution to allowed general unsecured claims not including those of the Company and certain insiders with unpaid notes (the "Insider Noteholders").

         d) Following payments as set forth in (a), (b), and (c) above, the Royalty Obligation payments will be shared pro rata among the Insider Noteholders (with a total allowed aggregate claim of $2,100,000), and the Company (with a general unsecured claim in the amount of $1,600,000), until paid in full.

The total claims against ABS's estate that must be paid before the Company begins to share in the Royalty Obligation payments is $435,000.

CirTran v. Guthy-Renker Corporation and Ben Van De Bunt, Civil No. 20060980298, Third Judicial District Court, Salt Lake County, State of Utah. In May 2006, the Company filed suit against Guthy-Renker Corporation and one of its officers, claiming breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, misrepresentation, and punitive damages. The suit seeks damages in an amount to be proven at trial. The defendants filed a motion to stay litigation and compel arbitration in the matter. The Company has filed a response to the motion, but no decision had been entered as of August 17, 2006.

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

On May 24, 2006, we closed a private placement of shares of our common stock and warrants (the "May Private Offering"). Pursuant to a securities purchase agreement (the "Agreement"), we sold Fourteen Million, Two Hundred Eighty-five Thousand, Seven Hundred Fifteen (14,285,715) shares of our Common Stock (the "May Shares") to ANAHOP, Inc., a California corporation ("ANAHOP"). The consideration paid for the May Shares was One Million Dollars ($1,000,000). In addition to the Shares, we issued warrants (the "Warrants") to designees of ANAHOP to purchase up to an additional 30,000,000 shares.

We used the proceeds from the May Private Offering, in part, to finance the cash purchase portion of our acquisition of the assets of ABS, following approval of the Bankruptcy Court.

On June 30, 2006, we closed a second private placement of shares of our common stock and warrants (the "June Private Offering"). Pursuant to a securities purchase agreement (the "Agreement"), we agreed to sell Twenty-Eight Million,

Five Hundred Seventy-One Thousand, Four Hundred Twenty-Eight (28,571,428) shares of our Common Stock (the "June Shares") to ANAHOP. The total consideration to be paid for the June Shares will be Two Million Dollars ($2,000,000) if all tranches of the sale close.

Pursuant to the Agreement, ANAHOP agreed to pay Three Hundred Thousand Dollars ($300,000) at the time of closing, and an additional Two Hundred Thousand Dollars ($200,000) within 30 days of the closing. (The payments of $300,000 and $200,000 are referred to collectively as the "First Tranche Payment.") Upon the receipt of the First Tranche Payment, we agreed to issue a certificate or certificates to the Purchaser representing 7,142,857 of the June Shares.

The remaining $1,500,000 is to be paid by the ANAHOP as follows:

         (i) No later than thirty calendar days following the date on which any class of our capital stock is first listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock Exchange, ANAHOP agreed to pay an additional $500,000 to the Company; and

         (ii) No later than sixty calendar days following the date on which any class of our capital stock is first listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock Exchange, ANAHOP agreed to pay an additional $1,000,000 to the Company. (The payments of $500,000 and $1,000,000 are referred to collectively as the "Second Tranche Payment.")

Upon receipt by us of the Second Tranche Payment, we agreed to issue a certificate or certificates to ANAHOP representing the remaining 21,428,571 June Shares.

Additionally, once the Company has received the Second Tranche Payment, the Company agreed to issue warrants to designees of ANAHOP to purchase up to an additional 63,000,000 shares.

We intend to use the proceeds from the June Private Placement for general corporate purposes and working capital.

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

As of August 18, 2006, no further loans had been made to the Company from Abacas.

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

Item 6.   Exhibits

        Exhibits:

        10.1 Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of June 15, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).
        10.2 Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of June 15, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

        10.3 Assignment and Exclusive Services Agreement, dated as of April 1, 2006, by and among Diverse Talent Group, Inc., Christopher Nassif, and Diverse Media Group Corp. (a wholly owned subsidiary of Cirtran Corporation) (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).
        10.4 Employment Agreement between Christopher Nassif and Diverse Media Group Corp., dated as of April 1, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).
        10.5 Loan Agreement dated as of May 24, 2006, by and among Diverse Talent Group, Inc., Christopher Nassif, and Diverse Media Group Corp (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).
        10.6 Promissory Note, dated May 24, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).
        10.7 Security Agreement, dated as of May 24, 2006, by and between Diverse Talent Group, Inc., and Diverse Media Group Corp. (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).
        10.8 Fraudulent Transaction Guarantee, dated as of May 24, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).
        10.9 Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of May 24, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).
        10.10 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).
        10.11 Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).
        10.12 Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).
        10.13 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).
        10.14 Asset Purchase Agreement, dated as of June 6, 2006, by and between Advanced Beauty Solutions, LLC, and CirTran Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 13, 2006, and incorporated here in by reference).
        10.15 Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of June 30, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).
        10.16 Warrant for 20,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

        10.17 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).
        10.18 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).
        10.19 Warrant for 23,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).
        10.20 Marketing and Distribution Agreement, dated as of April 24, 2006, by and between Media Syndication Global, LLC, and CirTran Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 10, 2006, and incorporated here in by reference).
        10.21 Lockdown Agreement by and between CirTran Corporation and Cornell Capital Partners, LP, dated as of July 20, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).
        10.22 Lockdown Agreement by and among CirTran Corporation and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of July 20, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).
        10.23 Talent Agreement between CirTran Corporation and Holyfield Management, Inc., dated as of March 8, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

        31.1    Certification 31.2 Certification
        32.1    Certification  Pursuant to 18 U.S.C.  Section  1350,  as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2    Certification  Pursuant to 18 U.S.C.  Section  1350,  as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CIRTRAN CORPORATION

Date:   August 21, 2006             By: /s/ Iehab J. Hawatmeh
                                       --------------------------------
                                       Iehab J. Hawatmeh
                                       President
                                       (Principal Executive Officer)


Date:   August 21, 2006             By: /s/ Richard Ferrone
                                       --------------------------------
                                       Richard Ferrone
                                       Chief Financial Officer
                                       (Principal Financial Officer)

--------------------------------------------------------------------------------