Form 10QSB/A
period 2006-06-30
CIRTRAN CORP
filed 2006-08-24
CIK 813716

================================================================================

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

Explanatory Note

The purpose of this amendment on Form 10-QSB/A for the three and six months ended June 30, 2006 is to expand the Results and Operations discussion to include an analysis of the results of operations for the three months ended June 30, 2006. Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB. Only
Part I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations has been affected by this amendment.

For convenience and ease of reference, we are filing our quarterly report in its entirety with the applicable changes.

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

Results of  Operations  -  Comparison  of the Six Months ended June 30, 2006 and
2005

        Sales and Cost of Sales

Net sales decreased to $2,224,441 for the three month period ended June 30, 2006, as compared to $4,309,184 during the same period in 2005, for an decrease of 48.4%. Net sales decreased to $3,962,265 for the six months period ended June 30, 2006, as compared to $7,229,649 during the same period in 2005, for a decrease of 45.2%. This decrease was attributed to the loss of sales in the CirTran Asia division due to legal issues with the Ab King Pro and ABS (See comments in legal section). Cost of sales decreased by 48.5%, from $2,392,498 during the three months period ended June 30, 2005, to $1,232,034 during the same period in 2006. Cost of sales decreased by 48.8%, to $2,222,404 during the six months period ended June 30, 2006, from $4,342,271 during the same period in 2005. The decrease in cost of sales is directly due to the decrease in revenue. Gross margin for the three months ended June 30, 2006 was 44.6% which was comparable to the 44.5% gross margin reported in the same period in 2005. Gross margin for the six months period ended June 30, 2006, was 43.9%, up from 39.9% for the same period in 2005. The majority of the increase is due to a considerable decrease in the sale of Ab King which has less favorable margins compared to other CirTran-Asia products. The sales in the other divisions have remained consistent.

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

        Selling, General and Administrative Expenses

During the three months ended June 30, 2006, selling, general and administrative expenses were $1,926,809 versus $1,569,252 for the same period in 2005, an 22.8% increase. During the six months ended June 30, 2006, selling, general and administrative expenses were $2,764,329 versus $2,529,142 for the same period in 2005, a 9.3% increase. The increase in the percentage is due to the additional commission paid to Diverse Talent Group and legal fees paid to support litigating our cases.


        Other Income and Expenses

Interest expense for three months ended June 30, 2006, was $550,562 as compared to $119,028 for the same period in 2005, an increase of 362.5%. Interest expense for six months ended June 30, 2006, was $1,636,815 as compared to $262,798 for the same period in 2005, an increase of 522.8%. The increase is primarily due to the derivative treatment of the convertible debenture, as discussed below.

As a result of the above factors, we had a net loss of $654,318 for the quarter ended June 30, 2006, as compared to a profit of $466,229 for the quarter ended June 30, 2005. We also reported a net loss of $932,316 for the six months ended June 30, 2006, as compared to a profit of $264,501 for the same period ended June 30, 2005. This net loss is attributed to a substantial decrease in sales.

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

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses preceeding this quarter, and our accumulated deficit has increased to $20,259,629 at June 30, 2006, compared to $19,327,310 at December 31, 2005. Our net loss for the quarter ending June 30, 2006, was ($654,318), compared to net income of $466,229 for the quarter ended June 30, 2005. Our net loss of $932,316 for the six months ended June 30, 2006, as compared to a profit of $264,501 for the six months ended June 30, 2005. Our current liabilities exceeded our current assets by $2,891,246 as of June 30, 2006, compared to $1,142,874 as of December 31, 2005. The change was mostly attributable to the change in the convertible debentures. For the six months ended June 30, 2006 and 2005, we had negative cash flows from operations of $793,244 and $969,258 respectively.

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


                                        CIRTRAN CORPORATION

Date:   August 24, 2006             By: /s/ Iehab J. Hawatmeh
                                       --------------------------------
                                       Iehab J. Hawatmeh
                                       President
                                       (Principal Executive Officer)


Date:   August 24, 2006             By: /s/ Richard Ferrone
                                       --------------------------------
                                       Richard Ferrone
                                       Chief Financial Officer
                                       (Principal Financial Officer)

--------------------------------------------------------------------------------