Form 10QSB
period 2006-09-30
CIRTRAN CORP
filed 2006-11-20
CIK 813716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006
OR

/   /    TRANSITION   REPORT   PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________.

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

The number of shares outstanding of the registrant's common stock as of November 14, 2006: 656,795,424.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

Table of Contents
-----------------
                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of September 30, 2006, (unaudited) and
         December 31, 2005                                                    3

         Statements of Operations for the Three Months and
         Nine Months ended September 30, 2006, (unaudited) and
         2005 (unaudited)                                                     4

         Statements of Cash Flows for the Nine Months ended
         September 30, 2006, (unaudited) and 2005 (unaudited)                 5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                          7

Item 2.  Management's Discussion and Analysis or Plan of Operation           23

Item 3.  Controls and Procedures                                             44

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   46

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         49

Item 5.  Other Information                                                   50

Item 6   Exhibits                                                            52

Signatures                                                                   55

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  September 30,     December 31,
                                                           2006             2005
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                          $    717,357    $  1,427,865
Trade accounts receivable, net of allowance
   for doubtful accounts of $2,617 and
   $158,374, respectively                             2,233,651       3,358,981
Inventory, Net of reserve of $751,296 and
   $751,296, respectively                             1,783,446       2,271,604
Prepaid Deposits                                         50,000         142,188
Other                                                   223,252         252,941
--------------------------------------------------------------------------------
   Total Current Assets                               5,007,706       7,453,579

Property and Equipment, Net                           2,714,205       2,686,737

Investment in Securities, at Cost                       300,000         300,000

Intellectual Property                                 2,610,163               -

Long Term Receivable                                  1,705,000               -

Deposits                                                217,751         100,000

Other                                                   364,303         361,581
--------------------------------------------------------------------------------

Total Assets                                       $ 12,919,128    $ 10,901,897
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                   $  1,021,576    $  1,239,519
Accrued liabilities                                     720,183       1,222,018
Deferred revenue                                        600,192         119,945
Derivative liability                                  6,122,705       4,910,303
Convertible debenture                                         -         996,252
Current maturities of long-term notes payable                 -          12,610
Notes payable to stockholders                         2,442,997          95,806
--------------------------------------------------------------------------------
   Total Current Liabilities                         10,907,653       8,596,453

Long-Term Notes Payable, Less Current Maturities      1,443,925       1,037,390
--------------------------------------------------------------------------------

   Total Liabilities                                 12,351,578       9,633,843
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $0.001; authorized
   750,000,000 shares; issued and outstanding
   shares: 651,667,219 and 583,368,569                  651,662         583,364
Additional paid-in capital                           23,155,802      20,012,000
Accumulated deficit                                 (23,239,914)    (19,327,310)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                           567,550       1,268,054
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         $ 12,919,128    $ 10,901,897
================================================================================

The accompanying notes are an integral part of these financial statements.

                                     CIRTRAN CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                For the Three Months Ended       For the Nine Months Ended
                                                        September 30,                   September 30,
                                                ---------------------------     ------------------------------
                                                     2006            2005           2006            2005
--------------------------------------------------------------------------------------------------------------
Net Sales                                       $  3,044,853    $  4,291,762    $  7,007,118    $ 11,521,411
Cost of Sales                                     (2,307,237)     (2,620,109)     (4,529,641)     (6,962,380)
--------------------------------------------------------------------------------------------------------------

   Gross Profit                                      737,616       1,671,653       2,477,477       4,559,031
--------------------------------------------------------------------------------------------------------------

Operating Expenses
 Selling, general and administrative expenses      1,062,570       1,036,565       3,826,899       3,565,707
 Non-cash employee compensation expense                    -               -          65,616          69,000
--------------------------------------------------------------------------------------------------------------
   Total Operating Expenses                        1,062,570       1,036,565       3,892,515       3,634,707
--------------------------------------------------------------------------------------------------------------

     Income (Loss) From Operations                  (324,954)        635,088      (1,415,038)        924,324
--------------------------------------------------------------------------------------------------------------

Other Income (Expense)
 Interest                                           (693,494)       (149,732)     (2,330,309)       (412,530)
 Other, net                                                -            (362)              -            (217)
 Gain on forgiveness of debt                               -          90,048           6,930         327,966
 Gain on derivative valuation                     (1,961,840)              -        (174,187)              -
--------------------------------------------------------------------------------------------------------------
   Total Other Expense, Net                       (2,655,334)        (60,046)     (2,497,566)        (84,781)
--------------------------------------------------------------------------------------------------------------

Net Income (Loss)                               $ (2,980,288)   $    575,042    $ (3,912,604)   $    839,543
--------------------------------------------------------------------------------------------------------------

Basic loss per common share                          $     -          $    -          $    -          $    -
--------------------------------------------------------------------------------------------------------------
Diluted loss per common share                        $     -          $    -          $    -          $    -
--------------------------------------------------------------------------------------------------------------












The accompanying notes are an integral part of these financial statements


                                                      4

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,                     2006          2005
--------------------------------------------------------------------------------

Cash flows from operating activities
Net income (loss)                                    $(3,912,604)   $   839,543
Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization                        353,793        253,701
    Accretion expense                                  1,924,996              -
    Provision for doubtful accounts                     (155,757)          (276)
    Amortization of loan premium to interest expense           -         84,409
    Amortization of beneficial conversion feature              -         59,040
    Gain on forgiveness of debt                           (6,930)      (327,966)
    Non-cash employee compensation expense                57,756              -
    Loan costs and interest paid from loan proceeds            -         67,168
    Deferred offering costs expensed                           -         68,000
    Options exercised in lieu of board compensation            -         69,000
    Options issued to attorneys and consultants for
     services                                             59,851        109,728
    Change in valuation of derivative                    174,187              -
 Changes in assets and liabilities:
      Trade accounts receivable                       (1,079,913)    (3,686,267)
      Other receivables                                        -        (58,494)
      Prepaid Deposits                                   142,188              -
      Inventories                                        864,158          5,169
      Prepaid expenses and other assets                 (259,946)      (244,764)
      Accounts payable                                  (198,967)     1,110,172
      Accrued liabilities                                 45,281        396,441
      Deferred revenue                                   480,247              -
      Intangibles                                       (120,000)             -
--------------------------------------------------------------------------------

      Total adjustments                                2,280,944     (2,094,939)
--------------------------------------------------------------------------------

 Net cash used in operating activities                (1,631,660)    (1,255,396)
--------------------------------------------------------------------------------

Cash flows from investing activities
Cash acquired with PFE acquisition                             -         39,331
Net change in deposits                                         -       (100,000)
Intangibles purchased with cash                         (556,163)             -
ABS assets acquired with cash                         (1,125,000)             -
Cash issued on LOC                                       (40,000)             -
Purchase of property and equipment                      (262,100)      (253,196)
--------------------------------------------------------------------------------

 Net cash used in investing activities                (1,983,263)      (313,865)
--------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from notes payable to stockholders                    -          4,414
Proceeds from notes payable                            1,500,000      1,732,067
Principal payments on notes payable                      (26,155)             -
Proceeds from notes payable to related parties           110,837         95,586
Payment on notes payable to related parties             (206,643)             -
Proceeds from stock issued in private placement        1,500,000              -
Proceeds from exercise of options and warrants to
  purchase common stock                                        -         33,000
Exercise of options issued to attorneys and
  consultants for services                                26,376            450
--------------------------------------------------------------------------------

 Net cash provided by financing activities             2,904,415      1,865,517
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents    (710,508)       296,256

Cash and cash equivalents at beginning of year         1,427,865         81,101
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period           $   717,357    $   377,357
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the Nine Months Ended September 30,                        2006         2005
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest                 $  119,552   $  112,706

Noncash investing and financing activities

Acquisition of PFE Properties, LLC for stock and
  assumption of note payable                                $     -   $1,868,974
Common stock issued for settlement of note payable
  and accrued interest                                            -    2,148,913
Deposit applied to purchase of property and equipment             -      100,000
Issuance of stock and options for settlement of
  litigation                                                464,187      411,402
Reclassification accounts receivable to notes
  receivable                                              1,665,000            -
Stock issued for settlement of notes payable and
  accrued interest                                          130,000      234,500
ABS assets acquired in exchange for guaranteed
  payment and reduction of claim                          1,185,000            -
Warrants issued with derivative liability features          955,520            -
Options granted and exercised in partial settlement
  of payable                                                 18,974            -
Stock options exercised for settlement of notes
  payable to stockholders                                         -       23,000
Loan fees incurred as part of convertible debenture               -      250,765
Beneficial conversion feature on convertible debenture            -      441,176
Common Stock issued for partial conversion of
  Convertible Debenture                                   1,910,477            -
Convertible debenture proceeds used to settle
  notes payable outstanding                                       -    2,265,000








The accompanying notes are an integral part of these financial statements

                      CIRTRAN CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Principles of Consolidation -- The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation, CirTran-Asia Inc., CirTran Products, Inc., Diverse Media Group Corporation and PFE Properties, LLC. All significant intercompany transactions have been eliminated in consolidation.

In March of 2006, the Company formed Diverse Media Group Corporation ("DMG"), a wholly owned subsidiary to provide services to the direct response and entertainment industries.

Stock-Based Compensation -- Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment ("SFAS 123R") for its one stock-based compensation plan. The Company previously accounted for this plan under the recognition and measurement principles of Accounting Standards No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

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

The Company utilized the Black-Scholes model for calculating the fair value pro forma disclosures under SFAS 123 and will continue to use this model, which is an acceptable valuation approach under SFAS 123R. The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted-average fair value of stock options granted during the periods below:

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         2006           2005
                                                      ----------     ----------
Expected dividend yield                                        -              -
Risk free interest rate                                    4.95%          3.91%
Expected volatility                                         243%           276%
Expected life                                         0.10 years     0.13 years
Weighted average fair value per share                     $ 0.02         $ 0.02

* Not applicable as there were no options granted during the period


All previously issued options were fully vested prior to January 1, 2006. Therefore, there were no compensation costs relating to stock-based compensation from previous periods including the effects from adoption of SFAS 123R. There were 4,000,000 employee options granted during the nine months ended September 30, 2006, that resulted in $29,590 in compensation costs which would have previously been presented in a pro forma disclosure, as discussed above.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its stock-based compensation awards for periods prior to adoption of SFAS 123R:

                                              Three Months        Nine Months
                                                  Ended              Ended
                                              September 30,      September 30,
                                                  2005               2005
--------------------------------------------------------------------------------
Net loss, as reported                          $ 575,042          $ 839,543
Add:  Stock-based  employee compensation
 expense included in net loss                          -             69,000
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards          (47,850)          (271,456)
--------------------------------------------------------------------------------
Pro forma net loss                             $ 527,192          $ 637,087
--------------------------------------------------------------------------------
                                               $ 380,871          $ 109,895

Basic and diluted loss per common share
 as reported                                   $   (0.00)         $   (0.00)
--------------------------------------------------------------------------------

Basic and diluted loss per common share
 pro forma                                     $   (0.00)         $   (0.00)
--------------------------------------------------------------------------------


Patents -- Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patents costs are amortized over the estimated useful life of the patent. During the year ended December 31, 2005, the Company capitalized $35,799 in patent related legal costs. Amortization expense was $11,511 during the nine months ended September 30, 2006.

The realization of patents and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the asset or the group of assets. Fair value is determined based on expected discounted net future cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an asset to perform within projections. As required, an evaluation of impairment was made on the patents as of September 30, 2006. No indicators of impairment were noted.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss of $3,912,604 for the nine months ended September 30, 2006, compared to a net loss of $527,708 for the year ended December 31, 2005. As of September 30, 2006, and December 31, 2005, the Company had an accumulated deficit of $23,239,914 and $19,327,310, respectively, and a total stockholders' equity of $567,544 and $1,268,054, respectively. The Company also had a working capital deficit of $5,899,947 and $1,142,874 as of September 30, 2006, and December 31, 2005, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $1,631,660 and $1,751,744 for the nine months ended September 30, 2006, and the year ended December 31, 2005, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARe

In accordance with SFAS No. 128, "Earnings per Share," the following presents the computation of basic and diluted net income (loss) per share:

                                              Three Months Ended               Nine Months Ended
                                                 September 30,                   September 30,
                                         ---------------------------------------------------------------
                                               2006            2005            2006            2005
---------------------------------------------------------------------------------------------------------
Basic and diluted net income (loss)
  available to common shareholders       $  (2,980,291)   $     575,042   $  (3,912,604)   $     839,543
---------------------------------------------------------------------------------------------------------

Basic weighted-average common
  shares outstanding                       576,101,903      545,535,235

Effect of convertible debenture                      -      125,000,000               -      125,000,000

Effect of dilutive stock options                     -        4,370,619               -        5,057,565
---------------------------------------------------------------------------------------------------------

Diluted weighted-average common
  shares outstanding                                 -      705,472,522               -      675,592,800
---------------------------------------------------------------------------------------------------------

Basic income (loss) per common share     $           -    $          -    $          -     $          -
---------------------------------------------------------------------------------------------------------

Diluted income (loss) per common share   $           -    $          -    $          -     $          -
---------------------------------------------------------------------------------------------------------

Those were  approximately  10,750,000  options and  warrants  outstanding  as of
September   30,  2006  that  were  not   included  as  their   effect  would  be
anti-dilutive.

NOTE 4 - Asset Purchase Agreement

During 2005, the Company had various manufacturing agreements with Advanced Beauty Solutions, LLC ("ABS"), an unrelated party, relating to the manufacture of two beauty products. In early October 2005, the Company was notified that ABS had defaulted on its obligation to its financing company. Following the notice of ABS's default, the Company terminated the agreements for the products based on the default. In January 2006, following efforts to resolve the disputes with ABS, the Company filed a lawsuit against ABS, bringing numerous claims and seeking damages from ABS. Later in January 2006, ABS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders -- During June 2006, the President of the Company loaned the Company a net amount of $110,837 which was recorded as a note payable to a stockholder. In August 2006, the Company made a payment to the President which repaid the entire balance $110,837 of the loan.

During December 2005, the President of the Company loaned the Company $95,806 which was recorded as a note payable to a stockholder. The proceeds of this loan were used to fund on going operations of the Company. In January 2006, the Company made a payment to the President which repaid the entire balance $95,806 of the loan.

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

In December 2005, in connection with the Company's issuance of a convertible debenture to Cornell Capital Partners, L.P. ("Cornell Capital") (discussed below in Note 8), the Company granted to the debenture holder registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company subsequently entered into an agreement with Cornell to extend the filing date of the registration statement to October 30, 2006. [The agreement was subsequently amended to extend the filing date of the registration to December 31, 2006.] The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement.

In August 2006, in connection with the Company's issuance of another convertible debenture to Cornell Capital, the Company entered into an amended and restated registration rights agreement with Cornell Capital, which superseded the registration rights agreement from the December 2005 debenture transaction. Pursuant to the amended registration rights agreement, the Company agreed to file a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of both debentures. The Company agreed to file the registration statement by October 30, 2006. [The agreement was subsequently amended to extend the filing date of the registration to December 31, 2006.] The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 32,608,696 shares and 10,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. As of November 14, 2006 no such registration statement had been filed.

In connection with the settlement agreement with the investment firm discussed above in this Note, the Company agreed to register the resale by the investment firm of shares issued or issuable to it in connection with the settlement.

Diverse Talent Group Transaction - On May 26, 2006, our subsidiary, Diverse Media Group ("DMG") entered into an assignment and exclusive services agreement with Diverse Talent Group, Inc., an unrelated party, ("DT Group") and Christopher Nassif ("Nassif" and together with DT Group, "DT"). The Services Agreement was made effective as of April 1, 2006 (the "Effective Date"). The term of the Services Agreement is for five years, and expires on March 31, 2011.

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

DMG also agreed in the Services Agreement to provide financing to DT, in the form of a non-interest-bearing capital line of credit (the "Capital Line"), not to exceed $200,000, pursuant to a loan agreement (the "Loan Agreement"). DT may make weekly draws not to exceed $20,000 on terms as set forth in the Loan Agreement. As of September 30, 2006, DT had drawn $40,000 on the Capital Line, which is included in long term receivables.

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

In connection with this agreement the Company agreed to issue options to purchase 1,500,000 shares common stock to the Developers upon the sale, shipment and payment for 200,000 units of a fitness product. In addition, the Company agreed to issue options to purchase 300,000 shares of common stock to the Developers for each multiple of 100,000 units of the fitness product sold in excess of the initial 200,000 units within twenty-four months of the agreement

(June 2004). The options will be exercisable at $0.06 per share, vest on the grant date and expire one year after issuance. As of August 18, 2006, the Company had sold, shipped and received payment for, 257,577 units of the fitness product. In January 2005, the Company issued 1,500,000 options under the terms of the agreement. During the nine months ended September 30, 2006, the options expired.

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


As of September 30, 2006, the Company had not sold, shipped and received payment for enough units to require the issuance of options related to the additional products under these agreements. Because the Developers must provide future services for the options to vest, the options are treated as unissued for accounting purposes. The cost of these options will be recognized when the options are earned.

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

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2006, and December 31, 2005, was $227,966 and $111,986, respectively.

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

The Company determined that the features of the Debenture fell under derivative accounting treatment. As of September 30, 2006 the carrying value of the Debenture was $1,544,347. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $2,850,000 (see below). The fair value of the derivative liability as of September 30, 2006 was $2,221,058.

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

In September 2006, Highgate converted $150,000 of its convertible debenture into 8,051,530 shares of the Company's common stock at a conversion rate of $0.01863 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion.

In November 2006, Highgate converted $100,000 of accrued interest of its convertible debenture into 5,128,205 shares of the Company's common stock at a conversion rate of $0.019 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion.

Cornell - On December 30, 2005, the Company entered into an agreement with Cornell Capital Partners, L.P. ("Cornell") to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all the Company's property, junior to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2006 and December 31, 2005 was $55,890 and zero, respectively.

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

In connection with the issuance of the Cornell Debenture, the Company granted Cornell registration rights related to the issuance of the Cornell Debenture and warrants. (See Note 6.)

The Company determined that the features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of September 30, 2006 the carrying value of the Cornell Debenture was $434,252. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the Cornell debenture, excluding the warrants, as of September 30, 2006 was $1,342,864. The fair value of the warrants was $80,452 as of September 30, 2006.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture. As such, of the total Cornell Debenture of $1,500,000, the net proceeds to the Company were $1,370,000. The proceeds will be used for general corporate and working capital purposes, at the Company's discretion.

As of September 30, 2006, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Cornell - On August 23, 2006, the Company entered into another securities purchase agreement (the "Purchase Agreement") with Cornell, relating to the sale by the Company of a 5% Secured Convertible Debenture, due April 23, 2009, in the aggregate principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2006 was $7,603.

The Company also paid a commitment fee of $120,000 and a structuring fee of $15,000 to Cornell. As such, of the total purchase amount of $1,500,000, the net proceeds to the Company were $1,365,000. The Company used these proceeds for general corporate and working capital purposes, in its discretion. The Company did not use any of the proceeds of the sale of the August Debenture to repay any of the Highgate Debenture or the prior Cornell Debenture.

Cornell is entitled to convert, at its option, all or part of the principal amount owing under the August Debenture into shares of the Company's common stock at a conversion price equal one hundred percent (100%) of the lowest closing bid price of the Common Stock as listed on the OTC Bulletin Board, as quoted by Bloomberg L.P. for the twenty (20) trading days immediately preceding the Conversion Date Except as otherwise set forth in the August Debenture, Cornell's right to convert principal amounts owing under the August Debenture into shares of the Company's common stock is limited as follows:

         (i) Cornell may convert up to $500,000 worth of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of the Company's stock is $0.03 per share or less at the time of conversion;

         (ii) Cornell may convert any amount of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.03 per share at the time of conversion; and

         (iii) Upon the occurrence of an Event of Default (as defined in the Debenture), Cornell may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may, notwithstanding any limitations contained in the August Debenture and/or the Purchase Agreement, convert all debentures outstanding and accrued interest thereon in to shares of the Company's Common Stock pursuant to the August Debenture.

Except in the event of default, Cornell may not convert the August Debenture for a number of shares of common stock that would cause the aggregate number of shares of Common Stock beneficially owned by Cornell and its affiliates to exceed 4.99% of the outstanding shares of the common stock following such conversion.

In connection with the Purchase Agreement, the Company also agreed to grant to Cornell warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of the Company's common stock. The Warrants have an exercise price of $0.06 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred.

In connection with the issuance of the August Debenture, the Company granted Cornell registration rights related to the issuance of the August Debenture and warrants. (See Note 6.)

The Company determined that the features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of September 30, 2006 the carrying value of the August Debenture was $449,478. The carrying value will be accreted each quarter over the life of the Cornell August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the August Debenture, excluding the warrants, as of September 30, 2006 was $1,626,859. The fair value of the warrants was $168,192 as of September 30, 2006.

In connection with the Cornell Debenture, Cornell agreed that it could not convert any amount of principal or interest of the Cornell Debenture in accordance with the terms and conditions of the Lockdown Agreement by and between the Company and Cornell July 20, 2006, until the Company has effectuated an increase in its authorized capital. The Company and Cornell also agreed that in the event that the Company had not effectuated such increase in its authorized capital by October 30, 2006, which was subsequently extended to December 31, 2006, such failure would constitute an event of default on parallel with those set forth in the Purchase Agreement and subject to the same consequences as those listed in the Purchase Agreement.

In connection with the issuance of the August Debenture, fees of $135,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the August Debenture. As such, of the total August Debenture of $1,500,000, the net proceeds to the Company were $1,365,000. The proceeds will be used for general corporate and working capital purposes, at the Company's discretion.

As of September 30, 2006, Cornell had not converted any of the August Debenture into shares of the Company's common stock.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock Issuances -- During the nine months ended September 30, 2006, the Company issued 4,000,000 shares of common stock as a settlement of litigation with an investment firm. (See Note 6.)

During the nine months ended September 30, 2006, the Company issued 625,000 shares of common stock to the RCG Group for consulting services.

During the nine months ended September 30, 2006, the Company issued to Highgate 32,245,078 shares of restricted common stock in connection with a conversion by Highgate of $900,000 principal amount of the convertible debenture. (See Note 8.)

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

The Company determined that because it did not have sufficient authorized shares of common stock to settle the exercise of the 30,000,000 warrants in shares of its common stock the warrants should be recorded as a derivative liability at a fair value of $683,280. The remaining $44,400 was attributed to the 14,285,115 shares of common stock.

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

Pursuant to the Agreement, ANAHOP agreed to pay $300,000 at the time of closing, and an additional $200,000 within 30 days of the closing. The payments of $300,000 and $200,000 are referred to collectively as the "First Tranche Payment." The First Tranche Payments have been received, $300,000 on June 30, 2006 and $200,000 on July 27, 2006.. The Company issued 7,142,857 shares of common stock upon receipt of the First Tranche Payment.

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

Lockdown Agreements - On July 20, 2006, the Company entered into a lockdown agreement with ANAHOP, (the "ANAHOP Agreement"), Albert Hagar, and Fadi Nora, and related to the May and June private placement transactions discussed above. Albert Hagar and Fadi Nora were the designees to whom ANAHOP assigned the 30,000,000 warrants. Pursuant to the ANAHOP Agreement, Hagar and Nora agreed that they would not exercise any of the warrants they received in connection with the May or June private offerings until the Company had taken the steps necessary to increase its authorized capital. Additionally, ANAHOP agreed that it would not make the Second Tranche Payment to purchase the Second Tranche Shares until we had taken the steps necessary to increase our authorized capital. As such, under the ANAHOP Agreement, the Company was able to lock down 21,428,571 shares (the "Second Tranche Shares"), and 93,000,000 shares underlying the warrants issued to Hagar and Nora in the May and June private placements.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Non-Employee Options - During the three months ended March 31, 2006, 2,000,000 of previously issued options were exercised by counsel for proceeds of $200. During the six months ended June 30, 2006, an additional 1,500,000 issued options were granted to and exercised by counsel for proceeds of $150. No non-employee options were issued in the 3rd quarter of 2006.

Employee Options - During the nine month period ended September 30, 2006, 6,500,000 options were exercised for accrued compensation and employee advances of $64,000 and $71,000 respectively.

During the nine months ended September 30, 2006, the Company granted options to purchase 4,000,000 shares of common stock to employees. 2,500,000 of these options were discussed in Note 6. The remaining 1,500,000 options were granted with an exercise price of $0.03 per share, a five year life and vested immediately. The fair value of the 1,500,000 options was $22,030 as determined by the Black Scholes model.

Developer Options - During 2005, the Company granted options to purchase 1,500,000 shares of common stock to developers at exercise prices of $0.06 per share. The options were all one-year options and vested on the dates granted. Two of the developers were employees and together were issued 1,000,000 of the options. The exercise price equaled the fair value of the common shares at the time these options were granted; therefore, the options had no intrinsic value. The fair value of these options of $42,052 was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. These options expired in January 2006.

The remaining 500,000 developer options were issued to a non-employee under the terms described above. Because the developer was a non-employee, cost of goods sold of $21,526 was recorded for the fair value of options issued during the year ended December 31, 2005. These options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during 2005. These options expired January, 2006.

A summary of the stock option activity for the nine months ended September 30, 2006, is as follows:

                                                              Weighted Average
                                                  Shares       Exercise Price
                                               -----------    ----------------
Outstanding at December 31, 2005                16,750,500     $          0.02
Granted                                          5,500,000     $          0.03
Exercised                                      (10,000,000)    $          0.02
Expired                                         (1,500,000)    $          0.06
                                               -----------
Outstanding at September 30, 2006               10,250,500     $          0.03
                                               ===========

Excercisable at September 30, 2006              10,250,500     $          0.02
                                               ===========


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


                                                                Contract
                                Electronics      Ethernet     Manufacturing
                                  Assembly      Technology     & Marketing       Total
------------------------------------------------------------------------------------------
   September 30, 2006

Sales to external customers     $  1,932,088   $     29,977    $  5,045,053   $  7,007,118
Intersegment sales                    12,499              -               -         12,499
Segment income (loss)             (3,194,340)      (106,784)       (611,480)    (3,912,604)
Segment assets                     9,056,773        173,069       3,689,286     12,919,128
Depreciation and amortization        134,886            423          99,321        234,630

   September 30, 2005

Sales to external customers     $  2,355,655   $    110,886    $  9,054,870   $ 11,521,411
Intersegment sales                    39,613              -               -         39,613
Segment loss                        (897,947)      (157,307)      1,894,797        839,543
Segment assets                     4,286,743        202,626       6,163,292     10,652,661
Depreciation and amortization        166,420          1,633          85,648        253,701

                                                         September 30,
                                                --------------------------------
             Sales                                  2006               2005
--------------------------------------------------------------------------------

Total sales for reportable segments             $  7,019,617       $ 11,561,024
Elimination of intersegment sales                    (12,499)           (39,613)
--------------------------------------------------------------------------------

Consolidated net sales                          $  7,007,118       $ 11,521,411
================================================================================

                                                         September 30,
                                                --------------------------------
          Total Assets                              2006               2005
--------------------------------------------------------------------------------

Total assets for reportable segments            $ 12,919,128       $ 10,652,661
Adjustment for intersegment amounts                        -                  -
--------------------------------------------------------------------------------

Consolidated total assets                       $ 12,919,128       $ 10,652,661
================================================================================


NOTE 12 - SUBSEQUENT EVENTS

In November 2006, Highgate converted $100,000 of accrued interest of its convertible debenture into 5,128,205 shares of the Company's common stock at a conversion rate of $0.019 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During 2004, we established a new division, CirTran-Asia, Inc, which has contributed to a large portion of the increase in revenue since that time. This division is an Asian-based, wholly owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing. We anticipate that CirTran-Asia will pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets. This strategic move into the Asian market has helped to elevate CirTran to an international contract manufacturer status for multiple products in a wide variety of industries, and has allowed us to target large-scale contracts.

CirTran Asia has established a satellite office in Shen Zhen, China, and has retained Mr. Charles Ho to lead the new division. Having proven the value and reliability of its core products, CirTran Corporation has chosen to expand into previously untapped product lines.

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

The Company is currently under contract with two direct marketing companies to supply them with True Ceramic Pro flat irons ("TCP"). Since June 6, 2006, the date of the ABS bankruptcy settlement, through the date of this Report, CirTran Products received orders of approximately $1,300,000 for the TCP product.

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

On October 3, 2006, CirTran announced they have engaged the services of The RCG Group "RCG" to assist in certain financial relations/corporate communications and other consulting services. RCG is being retained to specifically assist the Company in developing and executing an effective financial relations/corporate communications strategy. The primary objective of such program will be to position CirTran to secure and then maintain a listing on the American Stock Exchange or NASDAQ markets as soon as is reasonably possible. Additionally, RCG has been retained to further assist the Company in its endeavor to secure meaningful public, trading market sponsorship from professional investors as well as certain members of the institutional investment community.

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

On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been awarded the rights to manufacture the AbRoller, another type of an abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $2,000,000.

On September 14, 2004, we announced that on September 7, 2004, we had begun manufacturing the Instant Abs product, another type of abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had
manufactured,   and  shipped  units,  and  received  payments  of  approximately
$750,000.

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

         New Product

On August 11, 2004, we announced that CirTran-Asia received a purchase order from Emson in New York, on August 10, 2004 relating to the manufacture of a household cooking appliance for hot dogs and sausages. Since these announcements, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,850,000.

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

On January 19, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with Advanced Beauty Solutions L.L.C. ("ABS"), a company relating to the manufacture of a hair product in California. In early October 2005, we were notified that ABS had defaulted on its obligation to its financing company. We have stopped shipping under credit and are in the process of exercising our rights permitted by the agreements.

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

The Company is currently under contract with two direct marketing companies to supply them with True Ceramic Pro flat irons (TCP). Since June 6, 2006, the date of the ABS bankruptcy settlement, through the date of this Report, CirTran Products received orders of approximately $1,300,000 for the TCP product.

With respect to the hair dryers, as of November 14, 2006, we had not received any orders or shipped any products, either to ABS or its customers.

On December 28, 2005, we signed an Exclusive Manufacturing Agreement (the "Agreement") with Arrowhead Industries, Inc. ("Arrowhead"), pursuant to which we will become the exclusive manufacturer of a tool for assisting with the removal of door hinges called the "Hinge Helper" (the "Product"). Under the Agreement, Arrowhead agreed to buy the Product exclusively from us for the period of the Agreement, which is three years. The Product will be manufactured by us or by sub-manufacturers selected by us

The Agreement provides that Arrowhead will own all right, title, and interest in the Product, and will sell and market the Product under its trademarks, service marks, or trade names.

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

Through the date of this Report, Arrowhead continues to test market the product via television and has approached CirTran to help market the product via retailers.

On September 20, 2006, CirTran announced that its wholly owned subsidiary, Diverse Media Group ("DMG"), signed an exclusive marketing and distribution agreement with Maryland-based Natural Product Solutions for its VirMax for Men and Women DS product line. DMG has already overseen production services where it has produced a 120-second spot that debuted in October 2006, airing on national cable networks. As of the date of this Report, we are working on updating the infomercial.

On September 21, 2006, CirTran announced that, DMG signed an exclusive marketing and distribution agreement with Awareness Technologies, Inc., a Los Angeles-based company, for its WebWatcher Computer Monitoring Software. Awareness Technologies has successfully created a unique, completely undetectable software surveillance tool that is being used to help parents monitor and control their children's internet activity in protecting them from potential online predators. The software's secondary platform is being positioned to assist companies and government agencies in monitoring their employees' computer usage in an effort to increase efficiency in the workplace by reducing employees' non-work related activities. DMG will be providing all marketing and distribution channels for Direct Response TV, Radio, Print, Live-Shopping, Retail, and Catalog.

On October 11, 2006, CirTran announced that, DMG had signed a retail distribution and marketing agreement with Wines and Wines, a Miami-based distributor of fine wines and spirits from around the world. Under the terms of the agreement, DMG will use its best efforts to market and distribute all Wines and Wines products exclusively into various distributors and retailers such as Southern Wine and Spirits, Trader Joe's, Beverages and More, Wal-Mart, Sam's Club, Costco, Young's Markets and Vendome nationally, as well as restaurants, liquor stores and entertainment venues exclusively throughout California. Previously, Wines and Wines focused on markets throughout its home state of Florida, where it launched two product brands in 2005, called the Sun of Chile and Covinas brands, which have generated more than $3 million in total revenues since their entrance into the market, being sold at price points ranging from $8.99 to $9.99. Wines and Wines provide a wide selection of premium wines from Chile, Spain, Argentina and South Africa which sell at all price levels.

On November 7, 2006, CirTran announced that, DMG signed an exclusive contract to market and distribute the Solar Style line of solar chargers to major retailers in the U.S. and abroad. Solar Style offers a diverse line of products with multiple connectors, all based on the latest advancements in PV Solar charging to convert sunlight into usable energy for personal electronic devices. Solar Style also includes, or offers as options, AC car battery chargers with many of its products.

On November 15, 2006, CirTran announced that, DMG signed an exclusive licensing, manufacturing and marketing agreement with Beautiful Eyes(R), Inc., of Malibu, California, for a new "hot lashes" product which it will bring to the sold-on-TV and retail marketplaces. Under the terms of the agreement, DMG will have access to the patented technology developed by Beautiful Eyes and its founder, former model Alexandra Roberts, and the designs, technical drawings, manufacturing specifications and know-how, trade secrets and other proprietary information and technology. DMG will develop a new product for sale through TV infomercials and at mass retail, which it will market through its personal and healthcare products division.

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

On November 14, 2006 we announced that Racore has received, processed and shipped its first order from Lear Siegler Services, Inc., of San Antonio, and that Lear Siegler has opened an account to facilitate ordering and processing add-on business. A major provider of operations, maintenance, modification, overhaul, systems integration, logistics support and training services to government agencies and commercial customers in the U.S. and abroad, Lear Siegler's first order was for 100 Racore 8192 100FX 100 Mbps Fiber Optic PCI Fast Ethernet Network Adapters with ST Fiber Connectors.

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

Recent Developments

Lockdown Agreements - On July 20, 2006, the Company entered into a lockdown agreement with Cornell (the "Cornell Agreement") and related to the Cornell Debenture. Pursuant to the Cornell Agreement, Cornell agreed that it would not convert any of the principal or interest on the Cornell Debenture or exercise any of the Warrants granted to Cornell until the Company had taken the steps necessary to increase its authorized capital. As such, the Company was able to lock down 50,000,000 shares underlying the Cornell Debenture and 10,000,000 shares underlying the Cornell Warrants.

On July 20, 2006, the Company entered into a lockdown agreement with ANAHOP, (the "ANAHOP Agreement"), Albert Hagar, and Fadi Nora, and related to the May and June private placement transactions discussed above. Albert Hagar and Fadi Nora were the designees to whom ANAHOP assigned the 30,000,000 warrants. Pursuant to the ANAHOP Agreement, Hagar and Nora agreed that they would not exercise any of the warrants they received in connection with the May or June private offerings until the Company had taken the steps necessary to increase our authorized capital. Additionally, ANAHOP agreed that it would not make the Second Tranche Payment to purchase the Second Tranche Shares until we had taken the steps necessary to increase its authorized capital. As such, under the ANAHOP Agreement, the Company was able to lock down 21,428,571 shares (the "Second Tranche Shares"), and 93,000,000 shares underlying the warrants issued to Hagar and Nora in the May and June private placements.

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

As of the date of this report, MSG had failed to order the minimum requirements required in the agreement to maintain the exclusive marketing rights for the product. The company is currently working with MSG on amending the existing agreement to better enhance the marketing program currently in place and to increase sales.

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

Revenue Recognition

Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment. The Company also recognizes revenue using the Bill & Hold method prescribed by SEC Staff
Accounting Bulletin 104. The "Bill & Hold" method provides for revenue recognition when a customer order has been completed but has not shipped as an accommodation to the customer. This method was adopted during the quarter ended September 30, 2006, in response to orders placed by customers in the direct sales market only, whereby the customer order is confirmed but delivery is delayed according to a prescribed delivery schedule. Returns for defective items are repaired and sent back to the customer. Historically, expenses experienced with such returns have not been significant and have been recognized as incurred.

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

During June 2006 the President of the Company loaned the Company a net amount of $110,837 which was recorded as a note payable to a Shareholder. In August 2006, the Company made a payment to the President which repaid the entire balance $110,837 of the loan.

During December 2005 the President of the Company loaned the Company $95,806 which was recorded as a note payable to a Shareholder. The proceeds of this loan were used to fund on going operations of the Company. In January 2006, the Company made a payment to the President which repaid the entire balance $95,806 of the loan.

Results of Operations - Comparison of the Three and Nine months ended September 30, 2006 and 2005

         Sales and Cost of Sales

Net sales decreased to $3,044,853 for the three month period ended September 30, 2006, as compared to $4,291,762 during the same period in 2005, for a decrease of 29.1%. Net sales decreased to $7,007,118 for the nine months period ended September 30, 2006, as compared to $11,521,411 during the same period in 2005, for a decrease of 39.2%. This decrease was attributed to the loss of sales in the CirTran Asia division due to legal issues with the Ab King Pro and ABS (see discussion below under "Legal Proceedings"). Cost of sales decreased by 11.9%, from $2,620,109 during the three months period ended September 30, 2005, to $2,307,237 during the same period in 2006. Cost of sales decreased by 34.9%, to $4,529,641 during the nine months period ended September 30, 2006, from $6,962,380 during the same period in 2005. The decrease in cost of sales is directly due to the decrease in revenue. Gross margin for the three months ended September 30, 2006 was 24.2% which was comparable to the 39.0% gross margin reported in the same period in 2005. Gross margin for the nine months period ended September 30, 2006, was 35.4%, down from 39.6% for the same period in 2005. The majority of the increase is due to a considerable decrease in the sale of Ab King which has less favorable margins compared to other CirTran-Asia products. The sales in the other divisions have remained consistent.

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at September 30, 2006, was $1,783,446, as compared to $2,271,604 at December 31, 2005. The decrease in inventory was due to the sale of inventory acquired in the bankruptcy settlement with ABS (see discussion below under "Legal Proceedings").

         Selling, General and Administrative Expenses

During the three months ended September 30, 2006, selling, general and administrative expenses were $1,062,570 versus $1,036,565 for the same period in 2005, a 2.5% increase. During the nine months ended September 30, 2006, selling, general and administrative expenses were $3,826,899 versus $3,565,707 for the same period in 2005, a 7.3% increase. The increase in the percentage is due to the additional salaries, commissions paid to Diverse Media Group, legal fees paid to support litigating our cases, and consulting fee paid primarily to an outside sales force. The outside sales force is a temporary method of evaluation the performance of potential fulltime sales personnel, and as such a portion of the consulting fees may be reported as salaries and bonuses in future periods.

         Other Income and Expenses

Interest expense for three months ended September 30, 2006, was $693,494 as compared to $149,732 for the same period in 2005, an increase of 363.2%. Interest expense for nine months ended September 30, 2006, was $2,330,309 as compared to $412,530 for the same period in 2005, an increase of 464.9%. The increase is due primarily to accretion of notes payable that contain embedded derivative features.

As a result of the above factors, we had a net loss of $2,980,288 for the quarter ended September 30, 2006, as compared to a profit of $575,042 for the quarter ended September 30, 2005. We also reported a net loss of $3,912,604 for the nine months ended September 30, 2006, as compared to a profit of $839,543 for the same period ended September 30, 2005. This net loss is attributed to a substantial decrease in sales and a large negative fluctuation in the valuation of our derivative liability of approximately $175,000, and accretion expense on notes payable of approximately $1,900,000.

Details of the ABS transaction
------------------------------

In connection with the Advance Beauty Solutions, LLC ("ABS") bankruptcy proceedings, the Company acquired all of the assets of ABS for an aggregate purchase price of $2,310,000. The assets purchased included inventory of a product which had been the subject of an agreement between the Company and ABS, the True Ceramic Pro flat iron. Pursuant to the asset purchase agreement, the Company must pay a royalty to the ABS bankruptcy estate in connection with the sale by the Company of the True Ceramic Pro units. The royalty portion of the purchase price is contingent, based on sales of each True Ceramic Pro flat iron unit. The amount of the royalty to be paid is $3 per unit and is limited to total of $4,135,000. The minimum guaranteed royalty payment of $435,000, guaranteed by the Company, is due within two years of the date of the asset purchase agreement. Pursuant to the bankruptcy court's orders, the initial $435,000 amount of royalty payments paid into the ABS estate will be disbursed to other individuals and entities with claims against ABS's estate. After the guaranteed payment of $435,000 has been made, the royalty payments into the estate shall be prorated among five individuals and entities with claims against ABS's bankruptcy estate who have an aggregate claim against the ABS estate of $2,100,000 (constituting approximately 56.7% of the remaining claims against the estate) and the Company, which has an aggregate claim against the ABS estate of $1,600,000 (constituting approximately 43.3% of the remaining claims against the estate). Following the payment of an aggregate of $4,135,000 in royalty payments to the ABS estate, the Company shall have no further royalty obligations to the estate.

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

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses preceeding this quarter, and our accumulated deficit has increased to $23,239,914 at September 30, 2006, compared to $19,327,310 at December 31, 2005.
Our net loss for the quarter ending September 30, 2006, was $2,980,288, compared to net income of $575,042 for the quarter ended September 30, 2005. Our net loss was $3,912,604 for the nine months ended September 30, 2006, as compared to a profit of $839,543 for the nine months ended September 30, 2005. Our current liabilities exceeded our current assets by $5,899,947 as of September 30, 2006, compared to $1,142,874 as of December 31, 2005. The change was mostly attributable to the change in the convertible debentures. For the nine months ended September 30, 2006 and 2005, we had negative cash flows from operations of $1,631,660 and $1,255,396 respectively.

         Cash

We had cash on hand of $717,357 at September 30, 2006, and $1,427,865 at December 31, 2005.

Cash used in operating activities was $1,631,660 for the nine months ended September 30, 2006. Cash received from customers of $8,131,448 was not sufficient to offset cash paid to vendors, suppliers, and employees of $8,574,483. The non-cash charges were for depreciation and amortization of $246,142 and accretion expense of $1,924,996. Because the Company has negative cash flows from operations, it must rely on sources of cash other than customers to support its operations. It is anticipated that various methods of equity financing will be required to support operations until cash flows from operations are positive.

Cash used in investing activities during the nine months ended September 30, 2006 consisted of the purchase of assets from Advanced Beauty Solutions (ABS) of $1,125,000 along with equipment and furniture purchases of $262,100. Intangible assets of $556,163 were also acquired and consist of capitalized direct cost associated with the settlement of the ABS law suit, the acquisition of $50,000 of patent costs and $37,500 of infomercial costs. Forty thousand dollars was also advanced to Diverse Talent Group under the terms of a line of credit agreement.

Cash provided by financing during the first nine months ended September 30, 2006 was $3,137,213. This was primarily from $1,500,000 received from ANAHOP, Inc. through the sale of the Company's common stock in the quarter ended June 30, 2006. In the quarter ended September 30, 2006, an additional $1,500,000 was received from Cornell for the sale of a 5% convertible debenture, discussed below.

Net cash used by financing activities was $232,798 during the nine months ended September 30, 2006 and was primarily related to payments on notes payable to stockholders of $206,643.

         Accounts Receivable

At September 30, 2006, we had receivables of $2,233,651, net of a reserve for doubtful accounts of $2,617, as compared to $3,358,981 at December 31, 2005, net of a reserve of $158,374.

This decrease was primarily attributed to the settlement of ABS and decreased sales in the last two months of the second quarter as compared to the last two months in 2005. Receivables at December 31, 2005, included the unpaid balance from ABS. (See ABS history beginning on page 26).

The Company has implemented an aggressive process to collect past due accounts over the past two years. Individual accounts are continually monitored for collectibilty. As part of monitoring individual customer accounts, the Company evaluates the adequacy of its allowance for doubtful accounts.

         Accounts Payable

Accounts payable were $1,021,576 at September 30, 2006, as compared to $1,239,519 at December 31, 2005. The decrease is related to a drop in sales and paying vendors in a timely manner.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $23,239,914 and a total stockholders' equity of $567,550 at September 30, 2006. As of September 30, 2006, our monthly operating costs and interest expenses averaged approximately $1,100,000 per month.

With the settlement of ABS bankruptcy, the Company now has the rights to market the True Ceramic Pro Flat iron. As a result, the item is being sold under contract and has generated significant sales of approximately $1,300,000 during the quarter ended September 30, 2006. We anticipate continued sales of this product into the foreseeable future.

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

All proceeds from the sale of company stock to ANAHOP have been received as per the terms of the agreement. The contract provides for additional future payments from ANAHOP at such time when the Company has achieved a listing on a national stock exchange.

Convertible Debentures

Highgate - On May 26, 2005, the Company entered into an agreement with Highgate Funds, Ltd. ("Highgate") to issue to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture is due December 2007 and is secured by all of the Company's property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2006 and December 31, 2005, was $227,966 and $111,986, respectively.

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

The Company determined that the features of the Debenture fell under derivative accounting treatment. As of September 30, 2006 the carrying value of the Debenture was $1,544,347. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $2,850,000 (see below). The fair value of the derivative liability as of September 30, 2006 was $2,221,058.

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

In September 2006, Highgate converted $150,000 of its convertible debenture into 8,051,530 shares of the Company's common stock at a conversion rate of $0.01863 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion.

In November 2006, Highgate converted $100,000 of accrued interest of its convertible debenture into 5,128,205 shares of the Company's common stock at a conversion rate of $0.019 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion.

Cornell - On December 30, 2005, the Company entered into an agreement with Cornell Capital Partners, L.P. ("Cornell") to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all the Company's property, junior to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2006 and December 31, 2005, was $55,890 and zero, respectively.

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

The Company determined that the features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of September 30, 2006 the carrying value of the Cornell Debenture was $434,252. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the Cornell debenture, excluding the warrants, as of September 30, 2006 was $1,342,864. The fair value of the warrants was $80,452 as of September 30, 2006.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture. As such, of the total Cornell Debenture of $1,500,000, the net proceeds to the Company were $1,370,000. The proceeds will be used for general corporate and working capital purposes, at the Company's discretion

In connection with the Cornell Debenture, Cornell agreed that it could not convert any amount of principal or interest of the Cornell Debenture in accordance with the terms and conditions of the Lockdown Agreement by and between the Company and Cornell July 20, 2006, until the Company has effectuated an increase in its authorized capital. The Company and Cornell also agreed that in the event that the Company had not effectuated such increase in its authorized capital by October 30, 2006, which was subsequently extended to December 31, 2006, such failure would constitute an event of default on parallel with those set forth in the Purchase Agreement and subject to the same consequences as those listed in the Purchase Agreement.

As of September 30, 2006, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Cornell - On August 23, 2006, the Company entered into another securities purchase agreement (the "Purchase Agreement") with Cornell, relating to the sale by the Company of a 5% Secured Convertible Debenture, due April 23, 2009, in the aggregate principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2006 and December 31, 2005 was $7,603 and zero, respectively.

The Company also paid a commitment fee of $120,000 and a structuring fee of $15,000 to Cornell. As such, of the total purchase amount of $1,500,000, the net proceeds to the Company were $1,365,000. The Company used these proceeds for general corporate and working capital purposes, in its discretion.

The August Debenture bears interest at a rate of 5%. Cornell is entitled to convert, at its option, all or part of the principal amount owing under the August Debenture into shares of the Company's common stock at a conversion price equal one hundred percent (100%) of the lowest closing bid price of the Common Stock as listed on the OTC Bulletin Board, as quoted by Bloomberg L.P. for the twenty (20) trading days immediately preceding the Conversion Date Except as otherwise set forth in the August Debenture, Cornell's right to convert principal amounts owing under the August Debenture into shares of the Company's common stock is limited as follows:

         (i) Cornell may convert up to $500,000 worth of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of the Company's stock is $0.03 per share or less at the time of conversion;

         (ii) Cornell may convert any amount of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.03 per share at the time of conversion; and

         (iii) Upon the occurrence of an Event of Default (as defined in the Debenture), Cornell may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may, notwithstanding any limitations contained in the August Debenture and/or the Purchase Agreement, convert all debentures outstanding and accrued interest thereon in to shares of the Company's Common Stock pursuant to the August Debenture.

Under the terms of the August Debenture, except upon an event of default as defined in the August Debenture, Cornell may not convert the August Debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by Cornell and its affiliates to exceed 4.99% of the outstanding shares of the common stock following such conversion.

Pursuant to the August Debenture, interest is to be paid at the time of maturity or conversion. The Company may, in its option, pay accrued interest in cash or in shares of its common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either (i) the date the interest payment is due; or (ii) if the interest payment is not made when due, the date on which the interest payment is made.

Also pursuant to the August Debenture, the Company has the right to redeem, by giving 3 days' written notice to Cornell, a portion or all of the August Debenture then outstanding by paying an amount equal to one hundred five percent (105%) of the amount redeemed plus interest accrued thereon. In the event that the Company redeems only a portion of the outstanding principal amount of the August Debenture, Cornell may convert all or any portion of the unpaid principal or interest of the August Debenture not being redeemed by the Company. Additionally, if after the earlier to occur of (x) fifteen (15) months following the date of the purchase of the August Debenture or (y) twelve (12) months following the date on which the initial registration statement is declared effective, all or any portion of the August Debenture remains outstanding, then the Company, at the request of Cornell, shall redeem such amount outstanding at the rate of five hundred thousand dollars ($500,000) per each 30-day period. Finally, upon the occurrence of an event of default as defined in the August Debenture, Cornell can convert all outstanding principal and accrued interest under this August Debenture irrespective of any of the limitations set forth in the August Debenture and/or the Purchase Agreement, and in such event, all such principal and interest shall become immediately due and payable.

In connection with the August Debenture, Cornell agreed that it could not convert any amount of principal or interest of the August Debenture in accordance with the terms and conditions of the Lockdown Agreement by and between the Company and Cornell dated July 20, 2006, until the Company has effectuated an increase in its authorized capital. The Company and Cornell also agreed that in the event that the Company had not effectuated such increase in its authorized capital by October 30, 2006, which was subsequently extended to December 31, 2006, such failure would constitute an event of default on parallel with those set forth in the Purchase Agreement and subject to the same consequences as those listed in the Purchase Agreement.

In connection with the Purchase Agreement, the Company also agreed to grant to Cornell warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of the Company's common stock. The Warrants have an exercise price of $0.06 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred.

The Company determined that the features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of September 30, 2006 the carrying value of the August Debenture was $449,478. The carrying value will be accreted each quarter over the life of the Cornell August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the August Debenture, excluding the warrants, as of September 30, 2006 was $1,626,859. The fair value of the warrants was $168,192 as of September 30, 2006.

Additionally, the Company and Cornell entered into an amended and restated investor registration rights agreement (the "Registration Rights Agreement"), which superseded Cornell registration rights agreement between the Company and Cornell entered into in December 2005, in connection with a prior debenture transaction (the "December 2005 Transaction") detailed below. Pursuant to the Registration Rights Agreement, the Company agreed to file, no later than October 15, 2006, a registration statement to register the resale of shares of the Company's common stock issuable to Cornell upon conversion of the Debenture and exercise of the Warrants, as well as the convertible debenture (the "December Debenture") and warrants (the "December Warrants") issued in the December 2005 Transaction, discussed above. The Company agreed to register the resale of up to 231,900,000 shares, consisting of 206,900,000 shares underlying the Debenture and the December Debenture, and 25,000,000 shares underlying the Warrants and the December Warrants. The Company agreed to keep such registration statement effective until all of the shares issuable upon conversion of the Debenture and December Debenture have been sold. In the event that the Company issues more than 206,900,000 shares of its common stock upon conversion of the August Debenture and the December Debenture, it will file additional registration statements as necessary. The agreement was subsequently amended to extend the filing date of the registration to December 31, 2006.

The Company and Cornell also entered into an amended and restated security agreement (the "Security Agreement"), pursuant to which the Company granted a second position security interest in all of its property, including goods; inventory; contract rights and general intangibles; documents, receipts, and chattel paper; accounts and other receivables; products and proceeds; and any interest in any subsidiary, joint venture, or other investment interest to secure the Company's obligation under the August Debenture, the December Debenture, and the related agreements.

The Company and Cornell also entered into an escrow agreement (the "Escrow Agreement") relating to the holding and disbursement of payment of the purchase price of the Debenture and cash payments made by the Company in payment of the obligations owing under the Debenture. The Company and the Investor appointed David Gonzalez as the Escrow Agent under the Escrow Agreement.

The Company had previously entered into financing transactions with Cornell Capital Partners, LP ("Cornell"). In April 2003, the Company had entered into an equity line of credit agreement with Cornell, pursuant to which the Company drew a total of $2,150,000 on the equity line, and issued a total of 57,464,386 shares of common stock to Cornell. In May 2004, the Company entered into a standby equity distribution agreement, but the agreement was terminated before any funds were drawn or any shares were issued. Between June 2003 and January 2005, Cornell loaned to the Company an aggregate of $5,595,000 pursuant to promissory notes issued to Cornell. These notes were paid in full by May 2005.

In December 2005, the Company issued the prior Cornell Debenture to Cornell, with substantially similar terms to that issued on August 23, 2006. The Company also issued the December Warrants to purchase up to 10,000,000 shares of the Company's common stock.

In May 2005, the Company sold convertible debentures in the aggregate amount of $3,750,000, to Highgate House Funds, Ltd., a Cayman Island exempted company ("Highgate"). Highgate and Cornell have the same general partner, Yorkville Advisors, but have different portfolio managers. Additionally, the escrow agent appointed in connection with the purchase and sale of both the Cornell debenture transactions and the Highgate debenture transaction is David Gonzalez, an officer of Cornell.

As of November 14, 2006, no amount of the August Debenture had been converted and no shares of the Company's common stock had been issued to the Investor. The Company sold the August Debenture without registration under the Securities Act of 1933, as amended (the "1933 Act") in reliance on Section 4(2) of the 1933 Act, and the rules and regulations promulgated thereunder. Upon future conversions, if any, of the August Debenture into shares of the Company's common stock, the Company intends to issue the shares without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act, and the rules and regulations promulgated thereunder. As noted above, the Company anticipates that any resales by Cornell of the shares issued upon conversion of the August Debenture will be made pursuant to a registration statement to be filed by the Company.

The Company does not anticipate that it will use any of the proceeds of the sale of the August Debenture to Cornell to repay the Debenture sold to Highgate or the prior Cornell Debenture

Lockdown Agreements

On July 20, 2006, we entered into two lockdown agreements with existing security holders.

The first agreement (the "Cornell Agreement") was with Cornell and related to the Cornell Debenture. Pursuant to the Cornell Agreement, Cornell agreed that it would not convert any of the principal or interest on the Cornell Debenture or exercise any of the Warrants granted to Cornell until the Company had taken the steps necessary to increase its authorized capital. As such, the Company was able to lock down 50,000,000 shares underlying the Cornell Debenture and 10,000,000 shares underlying the Cornell Warrants.

The second agreement (the "ANAHOP Agreement") was with ANAHOP, Albert Hagar, and Fadi Nora, and related to the May and June private placement transactions discussed above. Pursuant to the ANAHOP Agreement, Hagar and Nora agreed that they would not exercise any of the warrants they received in connection with the May or June private offerings until the Company had taken the steps necessary to increase its authorized capital. Additionally, ANAHOP agreed that it would not make the Second Tranche Payment to purchase the Second Tranche Shares until the Company had taken the steps necessary to increase our authorized capital. As such, under the ANAHOP Agreement, the Company were able to lock down 21,428,571 shares (the "Second Tranche Shares"), and 93,000,000 shares underlying the warrants issued to Hagar and Nora in the May and June private placements.

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, beginning with our Form 10-KSB for the fiscal year ending on December 31, 2007, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-KSB for the fiscal year ending on December 31, 2008. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We assumed certain liabilities of Circuit Technology, Inc., in connection with our transactions with that entity in the year 2000, and as a result we are defendant in a number of legal actions involving nonpayment of vendors for goods and services rendered. We have accrued these payables and have negotiated settlements with respect to some of the liabilities, including those detailed below, and are currently negotiating settlements with other vendors. As of November 14, 2006, the only remaining liability of Circuit Technology is C/S Utilities, discussed below.

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

CirTran v. Guthy-Renker Corporation and Ben Van De Bunt, Civil No. 20060980298, Third Judicial District Court, Salt Lake County, State of Utah. In May 2006, the Company filed suit against Guthy-Renker Corporation and one of its officers, claiming breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, misrepresentation, and punitive damages. The suit seeks damages in an amount to be proven at trial. The defendants filed a motion to stay litigation and compel arbitration in the matter. The Company filed its response to the motion. On November 7, 2006, the motion was granted. The Company is evaluating its options and intends to pursue its claims.

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

In September 2006, Highgate converted $150,000 of its convertible debenture into 8,051,530 shares of the Company's restricted common stock at a conversion rate of $0.01863 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's commons stock over the 20 trading days preceding the conversion.

In November 2006, Highgate converted $100,000 of accrued interest of its convertible debenture into 5,128,205 shares of the Company's common stock at a conversion rate of $0.019 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion.

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

As of November 14, 2006, no further loans had been made to the Company from Abacas.

As of December 31, 2001, Iehab Hawatmeh had loaned the Company a total of $1,390,125. The loans were demand loans, bore interest at 10% per annum and were unsecured. Effective January 14, 2002, we entered into four substantially identical agreements with existing shareholders pursuant to which we issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share for $500,000 in cash and the cancellation of $2,749,090 principal amount of our debt. Two of these agreements were with the Saliba Private Annuity Trust, one of our principal shareholders, and a related entity, the Saliba Living Trust. The Saliba trusts are also principals of Abacas Ventures, Inc., which entity purchased our line of credit in May 2000. Pursuant to the Saliba agreements, the trusts were issued a total of 26,654,520 shares of common stock in exchange for $500,000 cash and the cancellation of $1,499,090 of debt. We used the $500,000 cash from the sale of the shares for working capital. As a result of this transaction, the percentage of our common stock owned by the Saliba Private Annuity Trust and the Saliba Living Trust increased from approximately 6.73% to approximately 17.76%. Mr. Trevor Saliba, one of our directors and officers, is a passive beneficiary of the Saliba Private Annuity Trust. Pursuant to the other two agreements made in January 2002, we issued an aggregate of 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable by two shareholders, Mr. Iehab Hawatmeh (our president, a director and our principal shareholder) and Mr. Rajai Hawatmeh. Of these shares, 15,333,333 were issued to Iehab Hawatmeh in exchange for the cancellation of $1,150,000 in debt.

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

No Change in Nominating Procedures

         No changes have been made to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

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

         10.14 Asset Purchase Agreement, dated as of June 6, 2006, by and between Advanced Beauty Solutions, LLC, and CirTran Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 13, 2006, and incorporated here in by reference).
         10.15 Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of June 30, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).
         10.16 Warrant for 20,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).
         10.17 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).
         10.18 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).
         10.19 Warrant for 23,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).
         10.20 Marketing and Distribution Agreement, dated as of April 24, 2006, by and between Media Syndication Global, LLC, and CirTran Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 10, 2006, and incorporated here in by reference).
         10.21 Lockdown Agreement by and between CirTran Corporation and Cornell Capital Partners, LP, dated as of July 20, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).
         10.22 Lockdown Agreement by and among CirTran Corporation and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of July 20, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).
         10.23 Talent Agreement between CirTran Corporation and Holyfield Management, Inc., dated as of March 8, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).
         10.24 Talent Agreement between CirTran Corporation and Holyfield Management, Inc., dated as of March 8, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).
         10.25 Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of August 10, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).
         10.26 Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of August 10, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

         10.27    Amended  Lock Down  Agreement  by and among  the  Company  and
                  ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of November 15, 2006.
         10.28 Amended Lock Down Agreement by and between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006.
         10.29 Amendment to Debenture and Registration Rights Agreement between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006.

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


                                    CIRTRAN CORPORATION

Date:   November 20, 2006           By:   /s/ Iehab J. Hawatmeh
                                        -------------------------------

                                            Iehab J. Hawatmeh
                                            President
                                            (Principal Executive Officer)


Date:   November 20, 2006           By:   /s/ Richard Ferrone
                                        -------------------------------

                                            Richard Ferrone
                                            Chief Financial Officer
                                            (Principal Financial Officer)

--------------------------------------------------------------------------------