Form 10KSB
period 2006-12-31
CIRTRAN CORP
filed 2007-04-17
CIK 813716

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006, or

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year:  $8,739,208

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of April 16, 2007, was $10,057,622.

As of April 16, 2007, the Registrant had outstanding 687,350,529 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     Page

Part I

1.   Description of Business                                                  3

2.   Description of Properties                                               31

3.   Legal Proceedings                                                       32

4.   Submission of Matters to a Vote of Security Holders                     35

Part II

5.   Market for Common Equity and Related Stockholder Matters                35

6.   Management's Discussion and Analysis or Plan of Operation               39

7.   Financial Statements                                                    60

8.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                                60

8A. Controls and Procedures                                                  61

Part III

9.   Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16(a) of the Exchange Act              62

10.  Executive Compensation                                                  65

11.  Security Ownership of Certain Beneficial Owners and Management          74

12.  Certain Relationships and Related Transactions                          76

13.  Exhibits                                                                79

14.  Principal Accountant Fees and Services                                  86

Signatures                                                                   88

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

Corporate Background and Overview

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

On March 30, 2007, the Company filed a definitive proxy statement in connection with a Special Meeting of Shareholders (the "Special Meeting") to be held at the Company's headquarters, on Monday, April 30, 2007, at 10:00 a.m., M.D.T. The purpose of the Special Meeting is to vote on a proposed amendment to the Company's Articles of Incorporation (as amended) that would increase the authorized capital of the Company to include 1,500,000,000 shares of common stock and a 1.2 shares for one share forward stock split.

Corporate Overview - We provide a mixture of high and medium size volume turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole and custom injection molded cabling for leading electronics OEMs in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing and post-manufacturing services. Through our subsidiary, Racore Technology Corporation, we design and manufacture Ethernet technology products. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

The Company has several new programs in development. These programs represent a new emphasis into consumer products contract manufacturing and marketing. These new programs have the potential to carry higher profit margins than electronic manufacturing and as a result, the Company, through its subsidiaries, is investing substantial resources into developing these activities.

We are organized into four principal divisions: CirTran USA, CirTran Asia, CirTran Products, and, Diverse Media Group which is responsible for marketing the new programs.

CirTran Asia
------------

During 2004, we established a new division, CirTran-Asia, Inc. This division is an Asian-based, wholly owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase: engineering and design, product development and prototyping, tooling, and high-volume manufacturing. We anticipate that CirTran-Asia will pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets. This strategic move into the Asian market has helped to elevate CirTran to an international contract manufacturer status for multiple products in a wide variety of industries, and has, in short order, allow us to target large-scale contracts.

CirTran has established a dedicated satellite office for CirTran-Asia, and has retained Mr. Charles Ho to lead the new division. Having proven the value and reliability of its core products, CirTran Corporation has chosen to expand into previously untapped product lines.

CirTran Products
----------------

On December 2, 2005, we announced that we had formed a new division, CirTran Products, which will offer products for sale at retail. The new division will be run from our new Los Angeles office, with Trevor Saliba, our executive vice president for worldwide business development, working to develop sales.

CirTran Products also intends to pursue contract manufacturing relationships in the consumer products industry which can include product lines including: home/garden, kitchen, health/beauty, toys, licensed merchandise and apparel for film, television, sports and other entertainment properties. Licensed merchandise and apparel can be defined as any item that bears the image of, likeness, or logo of a product sold or advertised to the public. Licensed merchandise and apparel are sold and marketed in the entertainment (film and television) and sports (sports franchises) industries. As of April 16, 2007, we have concentrated our product development efforts into three areas, home and kitchen appliances, beauty products and licensed merchandise. We anticipate that these products will be introduced into the market under one uniform brand name or under separate trademarked names owned by CirTran Products. We are presently preparing to launch various programs where Diverse Media Group will operate as the marketer, campaign manager and distributor in various product categories including beauty products, entertainment products, software products, and fitness and consumer products.

Diverse Media Group
-------------------

On March 21, 2006, we announced that we had formed a new subsidiary to provide end-to-end services to the direct response and entertainment industries. The new division will provide product marketing, production, media funding and merchandise manufacturing services. Forming this new division was a necessary step to maximize product manufacturing opportunities for CirTran's proprietary products and to provide marketing services for individual entrepreneurs and inventors. The new division will be headquartered in CirTran's Los Angeles (Century City) offices and be headed by Mr. Saliba. We are presently in development of proprietary programs to be launched in the product marketing division, production services and media funding divisions. We are also in final discussions on two projects for our merchandising division. We continue to pursue opportunities in the direct response and entertainment division to maximize manufacturing and business opportunities.

On November 28, 2006, we announced that Diverse Media Group, had signed a two-year lease on a 1.150 sq. ft. facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. The office, which will be managed by Mr. Oliver Mulcahy, is strategically located to help create and manage an ongoing relationship with Wal-Mart / Sam's Club stores to facilitate the distribution of products through Wal-Mart stores on behalf of DMG clients.

CirTran USA

We have three principal business segments: electronics assembly and manufacture; ethernet technology; and contract manufacturing.

                      Electronics Assembly and Manufacture
                      ------------------------------------

As of December 31, 2005 and 2006, approximately 23% and 28% of our revenues were generated by our low-volume electronics assembly activities, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production. Our goal is to offer customers significant competitive advantages that can be obtained from manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management and increased purchasing power.

As part of our electronics assembly and manufacture focus, in April 2004, we entered into a Preferred Manufacturing Agreement (the "Broadata Agreement") with Broadata Communications, Inc. ("Broadata"). Under this agreement, we will perform "turn-key" manufacturing services from material procurement to complete finished box-build. Specifically, Broadata agreed that during the three-year term of the Broadata Agreement, we would be the exclusive manufacturer of the Broadata products covered by the Broadata Agreement. Under the Broadata Agreement, Broadata issues us purchase orders specifying the work to be completed and the delivery time. The price paid for work performed under the Broadata Agreement is our costs plus 10%, plus an assembly fee of $0.07 per component and an hourly charge of $18 per hour for manual assembly, mechanical assembly, and testing, subject to periodic review and adjustment. We agreed to ship the products manufactured FOB West Valley City, Utah. Beginning in May 2005, we began handling a portion of Broadata's manufacturing operations from material procurement to complete finished box-build. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party.

                               Ethernet Technology
                               -------------------

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

                             Contract Manufacturing
                             ----------------------

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

As noted above, CirTran has established a dedicated satellite office for CirTran-Asia, and has retained Mr. Charles Ho to lead the division. Having proven the value and reliability of its core products, CirTran Corporation has chosen to expand into previously untapped product lines. CirTran-Asia intends to pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets.

During 2006 the Company has developed several items, in the fitness and exercise products category and in the household and kitchen appliance / health and beauty aids markets, that are being manufactured in China, through our subsidiary. Sales of theses products contributed approximately 56% of revenues reported in 2006. This represents a significant portion of revenues generated by the Company and it is anticipated that offshore contract manufacturing will continue to be the main emphasis of the Company.

Main Business Areas

The Company has three main business areas of focus. They are: fitness and exercise products; household and kitchen appliances / health and beauty aids; and electronics products and manufacturing.

Fitness Products
----------------

The Company began manufacturing fitness products in May 2004. To date, we have manufactured and sold over 12 different fitness products. We manufacture all of our fitness products through our CirTran Asia operation.

In  early  June  2004,  the  Company  entered  into an  exclusive  manufacturing agreement with certain Developers, including Charles Ho, the President of CirTran-Asia. Under the terms of the agreement, CirTran, through its wholly-owned subsidiary CirTran-Asia, has the exclusive right to manufacture certain products developed by the Developers or any of their affiliates. Pursuant to the agreement, we could enter into addendum agreements with the developers with respect to particular products to be produced and manufactured. On May 11, 2005, CirTran Asia, UKING System Industry Co., Ltd., and Charles Ho filed suit against the developers, including Michael Casey and David Hayek, for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, and fraud in relation to certain licensing pertaining to the contract. As of the date of this Report, the case was proceeding in the discovery stage and the Company intends to vigorously pursue this action.

On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been awarded the rights to manufacture the AbRoller, another type of an abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $2,600,000.

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

New Fitness Products
--------------------

On November 30, 2006, CirTran announced that is had signed an exclusive manufacturing agreement to produce a new fitness product, the CorEvolution(TM), in China. The three-year agreement, signed November 28, 2006, involves the custom manufacturing using the capabilities of CirTran's wholly owned subsidiary, CirTran Asia. The new customer has committed to minimum orders, amounting to $1.2 million in revenues for the first year, $1.8 million for the second year and $2.4 million for the third year of the five-year contract. The new fitness product is uniquely designed to strengthen and rehabilitate the lower back and adjacent areas of human body. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $60,000. In 2007, CirTran-Asia received a second order for $168,000.

Household and Kitchen Appliances and Health and Beauty Aids
-----------------------------------------------------------

The Company began manufacturing household and kitchen appliance products in January 2005. To date, we have manufactured and sold 3 different household and kitchen appliance products. We manufacture a majority of our household and kitchen appliance products through our CirTran Asia operation.

The health and beauty aids / household and kitchen appliance products include the following:

On January 24, 2005, the company announced a contract is with a New York Customer where CirTran became an exclusive manufacturer of the Hot Dog Express, which would be sold nationwide on TV, primarily through via infomercials. the contract runs through 2007, with minimum revenues to CirTran of $1.8 million per year, or $5.4 million over three years. Since these announcements, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,850,000. CirTran is in the process of exercising its rights under the contract which includes terminating the relationship due to customers failure to meet the minimum purchase requirements during 2006. CirTran is planning on marketing the product on its own through its retail channels.

ABS Products and ABS Bankruptcy Proceedings - On January 19, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with Advanced Beauty Solutions L.L.C. ("ABS"), a company related to the manufacture of a hair product in California. In early October 2005, we were notified that ABS had defaulted on its obligation to its financing company. We stopped shipping under credit and exercised our rights permitted by the agreements, as discussed below.

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

On June 6, 2006, the Company and ABS signed an agreement (the "Asset Purchase Agreement"), subject to the ABS Bankruptcy Court's approval. On June 7, 2006, the ABS Bankruptcy Court entered orders approving the Asset Purchase Agreement and granting the Sale Motion, and approving the settlement and compromise of certain disputed claims against ABS. Pursuant to the settlement of ABS's bankruptcy proceedings and the Asset Purchase Agreement, the Company has an allowed claim against the ABS's estate in the amount of $2,350,000, of which $750,000 was credited to the purchase of substantially all of ABS's assets. Under the settlement, the Company shall be allowed to participate as a general unsecured creditor of ABS's estate in the amount of $1,600,000 on a pari passu basis with the $2,100,000 general unsecured claim of certain insiders of ABS and subject to the prior payment of certain secured, priority, and non-insider claims in the amount of approximately$1,507,011.

Under the Asset Purchase Agreement, the Company agreed to purchase substantially all of ABS's assets in exchange for:

       i)     a cash payment in the amount of $1,125,000;
       ii) a reduction of CirTran's allowed claim in the Bankruptcy Case by $750,000;
       iii)   the assumption of any assumed liabilities; and
       iv) the obligation to pay ABS a royalty equal to $3.00 per TrueCeramic Pro flat iron unit sold by ABS (the "Royalty Obligation").

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

Pursuant to the court-approved settlement, payments under the Royalty Obligation will be made in the following order:

         (a) The Royalty Obligation payments will be made exclusively to ICG and MFC (collectively, the "Secured Parties") until (i) the Secured Parties have been paid in full on account of their $1,243,208 secured claim, or (ii) the Secured Parties have been paid $100,000 in payments under the Royalty Obligation, whichever comes first.
         (b) The next $70,000 Royalty Obligation payments will be made to a service provider to ABS (in the amount of $50,000) and to an individual with an allowed claim (in the amount of $20,000).
         (c) Following the payments to the Secured Parties and others as set forth immediately above, the remaining Royalty Obligation payments will be used for distribution to allowed general unsecured claims not including those of the Company and certain insiders with unpaid notes (the "Insider Noteholders").
         (d) Following payments as set forth in (a), (b), and (c) above, the Royalty Obligation payments will be shared pro rata among the Insider Noteholders (with a total allowed aggregate claim of $2,100,000), and the Company (with a general unsecured claim in the amount of $1,600,000), until paid in full.

The total claims against ABS's estate that must be paid before the Company begins to share in the Royalty Obligation payments is $435,000.

The Company is currently under contract with two direct marketing companies to supply them with True Ceramic Pro flat irons ("TCP"). Since June 6, 2006, the date of the ABS bankruptcy settlement, through the date of this Report, CirTran Products received orders of approximately $2,025,000 for the TCP product. CTP continues to generate sales to the direct marketing companies of TCP units and other ancillary hair care products and the program is expected to continue being profitable during 2007.

With respect to the hair dryers, as of April 16, 2007, we had not received any orders or shipped any products, either to ABS or its customers, however the hair dryers are being approved for manufacture in China and will be marketed in conjunction with the TCP marketing program.

Hinge Helper - On January 9, 2006, we issued a press release which referred, in the title, to the Agreement as a "$22 Million Exclusive Manufacturing Agreement." The dollar amount referenced relates to the potential amount of income or revenue which we may receive over the anticipated life of the Agreement.

CirTran announced on January 9, 2006, that Arrowhead Industries, Inc., of Windermere, Florida, had awarded us an exclusive contract to manufacture its patented Hinge Helper (TM) do-it-yourself utility tool for the home. The Hinge

Helper will be manufactured by CirTran-Asia, the Company's China-based subsidiary. The exclusive manufacturing contract for the product is for three years. Arrowhead has filmed a Hinge Helper infomercial for TV, and tested the show in mid 2006, but results did not justify the media spending.

The Hinge Helper is a hand tool designed and developed for use by household customers as well as tradesmen. The specific advantage of the Hinge Helper is its ease-of-use and simplistic design. It can be applied to any residential hinge on wood, metal or composite doors, and is being manufactured with highly-durable materials, enabling it to carry a lifetime guarantee.

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

We have produced hand made samples, which were sent to Arrowhead. As of May 18, 2006, the product samples were approved. Arrowhead had released, and the Company shipped, 1,500 units to test media. Arrowhead tested the show in mid 2006, but results did not justify the media spending and the roll out.

Arrowhead has recently signed a licensing agreement with CirTran and DMG to manufacture and market the product via internet, direct marketing and through retailers. DMG will pay a royalty of 11% to Arrowhead based on a percentage of sales in 2007. The percentage of unit sales increases by 1% per year until it reaches 15% in the year 2011. The new contract was executed in February 2007 and expires in 2011. To date the Hinge Helper project has not generated significant revenues. The item has been presented to buyers at several major retailers, such as Lowes, Wal-Mart and Sams Club and is an item of interest. Our sales representative, in our Bentonville office, will continue to promote and develop the item for inclusion in future sales modules to the retailers. We expect to have the product at retailers sometime in June 2007.

New Household and Kitchen Appliance Products / Health and Beauty Aids
---------------------------------------------------------------------

On September 20, 2006, CirTran announced DMG, signed an exclusive marketing and distribution agreement with Maryland-based Natural Product Solutions for its VirMax for Men and Women DS product line. The project was discontinued on February 8, 2007 due to lower than expected customer response to the test phase of the DRTV campaign. A termination settlement was negotiated and executed with Natural Product Solutions that cancelled any further obligations the Company may have had to market and distribute the product in for the return of inventory of product that was on hand.

On September 21, 2006, CirTran announced that DMG signed an exclusive marketing and distribution agreement with Awareness Technologies, Inc., a Los Angeles-based company, for its WebWatcher Computer Monitoring Software. Awareness Technologies has successfully created a unique, completely undetectable software surveillance tool that is being used to help parents monitor and control their children's internet activity in protecting them from potential online predators. The software's secondary platform is being positioned to assist companies and government agencies in monitoring their employees' computer usage in an effort to increase efficiency in the workplace by reducing employees' non-work related activities. DMG will be providing all marketing and distribution channels for Direct Response TV, Radio, Print, Live-Shopping, Retail, and Catalog. Since the execution of the agreement, we have been trying to formulize a different arrangement with customer based on initial price point tests. Until the customer agrees to the arrangement, we have placed a hold on this project.

On October 11, 2006, CirTran announced that DMG had signed a retail distribution and marketing agreement with Wines and Wines, a Miami-based distributor of fine wines and spirits from around the world. Under the terms of the agreement, DMG would use its best efforts to market and distribute all Wines and Wines products exclusively into various distributors and retailers such as Southern Wine and Spirits, Trader Joe's, Beverages and More, Wal-Mart, Sam's Club, Costco, Young's Markets and Vendome nationally, as well as restaurants, liquor stores and entertainment venues exclusively throughout California. As of the date of this Report, the product had been presented to retailers and resulted in high interest. It was decided that the labeling needed to be changed by the customer. Once the new labeling is completed and accepted by retailers, we will be able to place the product on retailers shelves.

On November 7, 2006, CirTran announced that DMG signed an exclusive contract to market and distribute the Solar Style line of solar chargers to major retailers in the U.S. and abroad. Solar Style offers a diverse line of products with multiple connectors, all based on the latest advancements in PV Solar charging to convert sunlight into usable energy for personal electronic devices. Solar Style also includes, or offers as options, AC car battery chargers with many of its products. As of the date of this report, we are working with the client on developing the product and placing the product at the retail channels to include Walmart and Radio Shack stores.

On November 15, 2006, CirTran announced that DMG signed an exclusive licensing, manufacturing and marketing agreement with Beautiful Eyes(R), Inc., of Malibu, California, for a new "hot lashes" product which it will bring to the sold-on-TV and retail marketplaces. Under the terms of the agreement, DMG will have access to the patented technology developed by Beautiful Eyes and its founder, former model Alexandra Roberts, and the designs, technical drawings, manufacturing specifications and know-how, trade secrets and other proprietary information and technology. DMG will develop a new product for sale through TV infomercials and at mass retail, which it will market through its personal and healthcare products division. As of the date of this Report, we are working with the client on developing the product and already submitted samples for their approval.

On January 5, 2007, CirTran announced that DMG had signed an agreement with Discus Dental, the world's largest direct dental manufacturer, wherein DMG would market Discus Dental's popular BreathRx product to major retailers nationwide. It has been determined that it is no longer in the best interest of the Company to pursue this project. If circumstances change the Company will review the project for reinstatement.

On February 5, 2007, CirTran announced that it had completed taping a TV infomercial with Evander Holyfield for the "The Real Deal Grill(TM)," a new electric indoor/outdoor cooking appliance it will manufacture and market carrying the name and endorsement of the former four-time former world heavyweight champion. The Real Deal Grill includes a deluxe stand and multiple interchangeable cooking surfaces, with numerous never before seen add-on items making it the most versatile "must-have" cooking appliance for any occasion from camping in the mountains, tailgating at a game, or grilling at home. Full national roll-out of the video and print ads set is scheduled for late May 2007. As of the date of this Report, we were waiting for the final edited version of the infomercial.

On February 13, 2007, CirTran announced that it had signed an agreement to manufacture and market a new patent pending portable luggage handle and scale ideal for travelers weighing a suitcase or package. As of the date of this Report, we were working with the client on developing a final version of the product and are expecting to submit samples for final approval in May 2007. Once we have approvals, the product will be placed at retails shelves including Walmart, Sams Club and Office Depot.

On March 12, 2007, CirTran announced that it had signed a contract with Easy Life Products Corporation (ELP) of Venice, California, to manufacture and market a new beauty product. The yet named new product is a pencil compact combined with a sharpener and pencil holder. Planned add-ons for the product include pencil caps, blotting tissue dispenser, eyelash curler, pencil cap organizer, an eyebrow brush and two-in-one tweezers, with patents now pending for the pencil sharpener, eyelash curler and the tweezers with the U.S. Patent Office. As of the date of this Report, we were working with the client on developing the product and building final samples for approval.

Electronics Business
--------------------

Since its inception in 1993, the Company has been focusing on its electronics business and lines of product. To date, we have manufactured and sold numerous electronic products and lines. We manufacture all of our electronics products through CirTran Corporation and our Racore Technologies subsidiary.

Our electronics business and lines of product include the following:

On August 9, 2005, we announced that CirTran Corporation completed the first phase of the redevelopment of the next-generation SafetyNet(TM) RadioBridge(TM). Since this announcement, the Company has completed working on the final phase of the contract. On March 14, 2006, we announced that we had received a $250,000 order to build and deliver the first production run of the next generation SafetyNet(TM) RadioBridge(TM) which we redesigned at the request and on behalf of Aegis Assessments, Inc., a Scottsdale, Arizona-based homeland security contractor. We delivered the new, redesigned units and received payment in full from Aegis in April 2006. Since these announcements, CirTran Corporation has manufactured and shipped additional orders and has received $100,000 as payment for such shipments.

On November 14, 2006 we announced that Racore had received, processed and shipped its first order from Lear Siegler Services, Inc., of San Antonio, Texas, and that Lear Siegler had opened an account to facilitate ordering and processing add-on business. Lear Siegler's first order was for 100 Racore 8192 100FX 100 Mbps Fiber Optic PCI Fast Ethernet Network Adapters with ST Fiber Connectors. Since this announcement, the product has been manufactured and shipped, and a payment of $3,400 has been received.

Additional information about the Company, including its industry background, competition, market and business strategy, and other information is as follows:

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

We believe two important trends have developed in the manufacturing industry.

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

We believe a second trend in the industry, which relates to our electronics division, has been the increasing shift from pin-through-hole, or PTH, to surface mount technology, or SMT, interconnection technologies. Surface mount and pin-through-hole printed circuit board assemblies are printed circuit boards on which various electronic components, such as integrated circuits, capacitors, microprocessors and resistors are mounted. These assemblies are key functional elements of many types of electronic products. PTH technology involves the attachment of electronic components to printed circuit boards with leads or pins that are inserted into pre-drilled holes in the boards. The pins are then soldered to the electronic circuits. The drive for increasingly greater functional density has resulted in the emergence of SMT, which eliminates the need for holes and allows components to be placed on both sides of a printed circuit. SMT requires expensive, highly automated assembly equipment and significantly more operational expertise than PTH technology. We believe the shift to SMT from PTH technology has increased the use of contract manufacturers by OEMs seeking to avoid the significant capital investment required for development and maintenance of SMT expertise.

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

Research and Development

During 2006 and 2005,  CirTran  Corporation  spent  approximately  $271,000  and
$200,000, respectively, on research and development of new products and services. The costs of that research and development were paid for by our customers. In addition, during the same periods, our subsidiary, Racore, spent approximately $42,000 and $45,000, respectively. None of Racore's expenses were paid for by its customers. We remain committed, particularly in the case of Racore, to continuing to develop and enhance our product line as part of our overall business strategy.

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

Currently we are working to develop a state of the art radio bridge communicator device that is designed for use in emergency situations. The devise will allow members of various unrelated emergency response teams to communicate in a controlled environment when multiple agencies, often times, using various radio communicates technologies, must coordinate to achieve effectiveness in emergency situations.

We possess advanced design and engineering capabilities with experienced professional staffs at both our Salt Lake City and ShenZhen offices for electrical, software, mechanical and industrial design. This provides the end client a total solution for original design, re-design and final design of products.

Sales and Marketing

As of the date of this report, we had three individuals on our internal sales staff, and we have a sales representative relationship with Mesa Management Consulting LC ("MESA"), a firm that works as an independent contractor generating new business and managing direct marketing engagements. Currently MESA is involved with marketing the True Ceramic Pro Flat Iron and the Evander Holyfield, "Real Deal Grill." The Company is still pursuing product development and business development professionals with concentrated efforts on the direct response, product and retail distribution divisions as well as sales executives for the electronics manufacturing division. We also opened an office in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. The office, which will be managed by an employee of the Company, Mr. Oliver Mulcahy, who is responsible for developing and managing an ongoing relationship with Wal-Mart / Sam's Club stores.

We had signed an agreement with Transactional Marketing Partners, Inc. ("TMP"), and have other outside independent contractors that we continue to work with. This is advantageous to the Company, as it provides the Company with a broad sales network with no direct cost. It is our intention to continue pursuing sales representative relationships as well as internal salaried sales executives. Early in 2006, the Company opened a dedicated satellite sales/engineering office in Los Angeles to headquarter all business development activities companywide. The Company has since begun staffing this office with administrative and project management staff. The Company is still pursuing product development and business development professionals with concentrated efforts on the direct response, product and retail distribution divisions as well as sales executives for the electronics manufacturing division. In September 2006, the agreement with TMP was not extended.

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

Historically, we have had substantial recurring sales from existing customers, though we continue to seek out new customers to generate increased sales. We treat sales and marketing as an integrated process involving direct salespersons and project managers, as well as senior executives. We also use independent sales representatives in certain geographic areas. We have also engaged strategic consulting groups to make strategic introductions to generate new business. This strategy has proven successful, and has already generated multiple manufacturing contracts. These relationships were responsible for a portion of sales generated in 2005 and we anticipate will be a major factor in our sales growth 2007.

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

In 2006, 64% of our net sales were derived from pre-existing customers, whereas during the year ended December 31, 2005, 38% of our net sales were derived from customers that were also customers during the previous year. In 2006, 36% of our sales were derived from new business, with the majority of those sales being secured by exclusive manufacturing contracts. In 2006, our largest customer, Tristar Products, a pre-existing customer, accounted for about 16% of our net sales. Our second largest customer in 2006, was a new customer, Worldwide Excellence, which accounted for 14% of net sales. The third largest customer was a pre-existing customer, Dynojet, with 12% of our net sales. We anticipate that our exclusive manufacturing contracts with CorEvlolution, Arrowhead Industries, TFB Global and Easy Life Products will contribute significantly to our sales for 2007. Historically, a small number of customers accounted for a significant portion of our electronics assembly and manufacture division gross sales.

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

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. As of April 16, 2007, our backlog was approximately $1,425,000 with confirmed deliveries dates. The Company also has a total of approximately $20,000,000 of signed contracts for blanket quantities (i.e. the full amount of the contract if minimum quantity orders are met), in which the customer agrees to purchase a set amount and will issue purchases against the contract when product is needed. The majority of these blanket quantities orders are contracts from Williams WorldWide Television for $12,000,000 and CorEvolution for approximately $5,400,000 along with a few other smaller contracts. Each contract contains a buy-out clause that varies, depending on the product and amounts of product agreed upon. We had announced many other contracts during 2005 and removed such contract amounts from back log for the following reasons:
- Advanced Beauty Solutions contracts valued at $38 million to manufacture flat irons and hair dryers,
Pursuant to ABS's petition to file for bankruptcy protection, CirTran has purchased the assets of ABS from the court and begun manufacturing and marketing ABS's sole asset, the TrueCeramicPro product. As a result of ABS's bankruptcy and pursuant to the terms of our original contracts, the contracts were void.
- Guthy Renker contract valued at $32 million to manufacture the Supreme Pilates fitness machine,
Pursuant to our exclusive manufacturing agreement dated, April 28, 2005, CirTran had manufactured and delivered approximately $1,400,000 worth of product against its $32,000,000 contracted amount. Pursuant to the client's breach of the exclusive agreement, CirTran was forced to pursue legal remedies to protect its exclusive rights. As a result of CirTran's legal actions, the client stop placing orders with CirTran and continued with its breach by continuing to manufacture and distribute with vendors other than CirTran.
- Emson's contract valued at $5.4 million to manufacture the Hot Dog Express Based on the client's inability to meet its annual order commitments for 2006, CirTran is in the process of terminating the licensing agreement with its client and begin manufacturing, marketing and distributing the Hot Dog machine on its own.
- Arrowhead's contract valued at $22 million to manufacture the Hinge Helper tool,
Based on poor media results and the clients inability to effectively market and distribute the Hinge Helper product, pursuant to the terms of the agreement, the client opted to cease efforts to continue with this program and has assigned the manufacturing, marketing and distribution rights to CirTran directly in February 2007 in exchange for a per unit royalty.

The value of the contracts mentioned above are for the full amount of the contract if minimum quantity orders are met.

Management has continued its internal plan for increasing sales, reducing costs and restructuring the overall financial condition. As part of this strategy, sales for the Company in 2005 were greater than sales in 2004. Sales in 2006 were lower than anticipated. However, the majority of the decrease can be attributed to the ABS bankruptcy. Sales of the TCP flat irons, which were prohibited by the bankruptcy proceedings, decreased by approximately $2,500,000. Sales of the TCP flat irons resumed late in the third quarter 2006.

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

         Cogent Agreement

On September 14, 2003, we entered into an agreement with Cogent Capital Corp. ("Cogent"), under which we engaged Cogent to provide strategic planning and advisory services relating to acquisitions and with a view to obtaining a listing on either the American Stock Exchange or the NASDAQ. In a September 2003 press release, we mentioned that Cogent was assisting us in connection with a proposed direct investment in CirTran, but that transaction did not close. We continued to work with Cogent, and they continue to provide strategic planning and advice. It has been determined that it is no longer in the best interest of the Company to pursue this deal. If circumstances change, the Company will review the contract for reinstatement.

         MET Advisors Agreement

In August 2003, we entered into an agreement with MET Advisors ("MET") under which we retained MET to identify and provide detailed information on potential acquisition targets. Pursuant to the MET agreement, we agreed to pay MET a transaction fee equal to 5% of the total value of the transaction (but not less than $100,000), together with expenses incurred by MET in connection with the potential acquisition. It has been determined that it is no longer in the best interest of the Company to pursue this plan. If circumstances change the Company will review the contract for reinstatement.

On April 14, 2004, we entered into a stock purchase agreement with Broadata Communications, Inc., a California corporation ("Broadata") under which we purchased 400,000 shares of Broadata Series B Preferred Stock (the "Broadata Preferred Shares") for an aggregate purchase price of $300,000. The Broadata Preferred Shares are convertible, at our option, into an equivalent number of shares of Broadata common stock, subject to adjustment. The Broadata Preferred Shares are not redeemable by Broadata. As a holder of the Broadata Preferred Shares, we have the right to vote the number of shares of Broadata common stock into which the Broadata Preferred Shares are convertible at the time of the vote. Separate from the acquisition of the Broadata Preferred Shares, we also entered into a Preferred Manufacturing Agreement with Broadata. Under this agreement, we will perform "turn-key" manufacturing services from material procurement to complete finished box-build of all of Broadata's products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party.

As of April 16, 2007, we had no other acquisitions planned or anticipated.

RCG Group Agreement - On October 3, 2006, CirTran announced they have engaged the services of The RCG Group ("RCG") to assist in certain financial relations/corporate communications and other consulting services. RCG is being retained to specifically assist the Company in developing and executing an effective financial relations/corporate communications strategy. The primary objective of such program will be to position CirTran to secure and then maintain a listing on the American Stock Exchange or NASDAQ markets as soon as is reasonably possible. Additionally, RCG has been retained to further assist the Company in its endeavor to secure meaningful public, trading market sponsorship from professional investors as well as certain members of the institutional investment community.

TMP Agreement - On October 1, 2004, we entered into an agreement with TMP, for consulting services. Pursuant to the agreement, we engaged TMP to provide strategic planning and for introduction of new business to us. Under the agreement, we agreed to pay to TMP a fee of ten percent of the net proceeds received by us from business brought to us by TMP. The fee is to be paid within 15 calendar days following the end of the month in which we receive the net proceeds. Additionally, we agreed to pay $7,500 during each of the first six months of the term of the agreement, with such payments being viewed as an advance against the fee to be earned. The advance payments are not refundable, but will be deducted from fees earned by TMP. The agreement had an initial term of six months, beginning October 1, 2004, and could automatically extended for successive six-month periods unless either party gives written notice at least 30 days prior to the expiration of the term of the agreement of its intent not to renew. Additionally, we may terminate the agreement at any time by giving 30 days' written notice. In March 2006, the parties have agreed to six-month extensions through September 2006. Since September 2006, the agreement with TMP was not extended.

Evolve Agreement
----------------

On November 30, 2006, we entered into an Exclusive Manufacturing and Supply Agreement (the "Evolve Agreement") with Evolve Projects, LLC ("Evolve"), an Ohio-based limited liability company.

The term of the Evolve Agreement (the "Term") is for five years from execution, and may be continued on a month-to-month basis thereafter. The Evolve Agreement relates to the manufacturing and production of a new fitness product, The CorEvloution Exercise Machine, (the "Product") Under the Evolve Agreement, Evolve committed to minimum orders of at least 20,000 units during the first year of the Term, at least 30,000 units during the second year of the Term, and at least 40,000 units during the third year of the Term. During the Term, Evolve agreed to purchase all of its requirements for the Product on an exclusive basis from us.

The Product is designed to strengthen and rehabilitate the lower back and adjacent areas of the body. Under the terms of the Evolve Agreement, Evolve will own all right, title, and interest in and to the Product, and will market the Product under its own trademarks, service marks, symbols or trade names.

On December 5, 2006, we announced that we had received the first purchase order from Evolve for more than $54,000 of the Product. The Product will be manufactured in China by our Asia-based subsidiary, CirTran Asia. We shipped and received payment in full for the first order of Products during March 2007 and have received purchase orders for an additional $350,000 worth of products. We anticipate shipping these products in May 2007.

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

Employees

As of April 16, 2007, we employed a total staff of 105 persons in the United States and 3 in China. In our Salt Lake headquarters, we employed 100 persons: 5 in administrative positions, 5 in engineering and design, 88 in clerical and manufacturing, and 2 in sales. In our sales office in Los Angeles, we employed 3 persons: 1 administrative and sales, 1 project manager, and 1 clerical assistant. In our sales office in Bentonville, we employed 2 persons: 1 administrative and sales, 1 clerical assistant. In our China office, in ShenZhen, we employed 1 administrative and 2 in Engineering. At this time we are actively searching for additional qualified sales staff. We believe that our relationship with our employees is good.

Recent Developments

Entry into Amendment Agreements

On January 12, 2007, CirTran Corporation (the "Company"), entered into two agreements with Cornell Capital Partners, LP ("Cornell"), both of which amended prior agreements with Cornell.

The Company entered into an Amended and Restated Investor Registration Rights Agreement ("Amendment No. 2") with Cornell, which amended an agreement dated as of August 23, 2006, as amended October 30, 2006. The purpose of Amendment No. 2 was to extend the filing deadline for a registration statement to be filed by the Company to register the resale by Cornell of shares of the Company's common stock issuable to Cornell upon conversion of a convertible debenture in the aggregate principal amount of $1,500,000 (the "August Debenture") issued to Cornell in August 2006. The new filing deadline for the registration statement is June 1, 2007.

The Company also entered into an Investor Registration Rights Agreement ("Amendment No. 4") with Cornell, which amended an agreement dated as of December 30, 2005, as most recently amended October 30, 2006. The purpose of Amendment No. 4 was to extend the filing deadline for a registration statement to be filed by the Company to register the resale by Cornell of shares of the Company's common stock issuable to Cornell upon conversion of a convertible debenture in the aggregate principal amount of $1,500,000 (the "December Debenture") issued to Cornell in December 2005. The new filing deadline for the registration statement is June 1, 2007.

New Director

         On February 1, 2007, Fadi Nora was appointed as a director of the Company.

Holyfield Infomercial

         On February 5, 2007, CirTran announced that it had completed taping a TV infomercial with Evander Holyfield for the "The Real Deal Grill(TM)," a new electric indoor/outdoor cooking appliance it will manufacture and market carrying the name and endorsement of the former four-time former world heavyweight champion. The Real Deal Grill includes a deluxe stand and multiple interchangeable cooking surfaces, with numerous never before seen add-on items making it the most versatile "must-have" cooking appliance for any occasion from camping in the mountains, tailgating at a game, or grilling at home. Full national roll-out of the video and print ads set is scheduled for late May 2007. As of the date of this Report, we were waiting for the final edited version of the infomercial.

Portable Luggage Handle and Scale

         On February 13, 2007, CirTran announced that it had signed an agreement to manufacture and market a new patent pending portable luggage handle and scale ideal for travelers weighing a suitcase or package. As of the date of this Report, we were working with the client on developing a final version of the product.

Proxy Statement

         On March 30, 2007, the Company filed a definitive proxy statement in connection with a Special Meeting of Shareholders (the "Special Meeting") to be held at the Company's headquarters, on Monday, April 30, 2007, at 10:00 a.m., M.D.T.. The purpose of the Special Meeting is to vote on a proposed amendment to the Company's Articles of Incorporation (as amended) that would increase the authorized capital of the Company to include 1,500,000,000 shares of common stock and a
         1.2 shares for one share forward stock split.

New Beauty Products

         On March 12, 2007, the Company announced that it signed a contract with Easy Life Products Corp. to manufacture and market new beauty products developed by Hollywood makeup artists. Marketing of the product will be directed toward the sold on TV and retail markets.

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

Our net loss for the year ending December 31, 2006, was $2,854,369, which included a gain on forgiveness of debt of $6,930, compared to a net loss for the year ending December 31, 2005, which was $527,708, which included a gain on forgiveness of debt $337,761. Our ability to operate profitably depends on our ability to increase our sales further and achieve sufficient gross profit margins for sustained growth. We can give no assurance that we will be able to increase our sales sufficiently to enable us to operate profitably, which could have a material adverse impact on our business. Our ability to obtain funding has had a material effect on our operations. Additionally, there is no guarantee that the fluctuations in the volume of our sales will stabilize or that we will be able to continue to increase our revenues to exceed our expenses. There are doubts that we will be able to continue as a going concern.

Our current liabilities exceeded our current assets, which raises doubts that we may continue as a going concern.

As of December 31, 2006, our current liabilities exceeded our current assets by $4,863,641, compared to $1,142,874 as of December 31, 2005. For the year ended December 31, 2006 and 2005, we had negative cash flows from operations of $1,842,401 and $1,751,744, respectively. There can be no guarantee that our current assets will ever exceed our current liabilities. As such, and in light of our recent history, there remains a doubt we will be able to meet our obligations as they come due and will be able to execute our long-term business plans. If we are unable to meet our obligations as they come due or are unable to execute our long-term business plans, we may be forced to curtail our operations, sell part or all of our assets, or seek protection under bankruptcy laws.

The "going concern" paragraph in the reports of our independent registered public accounting firm for the years ended December 31, 2006 and 2005, raises doubts about our ability to continue as a going concern.

The independent registered public accounting firm's reports for our financial statements for the years ended December 31, 2006 and 2005, include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This may have an adverse effect on our ability to obtain financing for our operations and to further develop and market our products.

Our volume of sales has fluctuated significantly over the last four years, and there is no guarantee that we will be able to increase sales. These fluctuations in sales volume could have a material adverse impact on our ability to operate our business profitably.

Our sales volume decreased in the year of 2006 as compared to 2005. Our sales volumes for the previous four years have changed as indicated by the following levels of net sales for the periods indicated: $1,215,245 for the year ended December 31, 2003; $8,862,715 for the year ended December 31, 2004 and $12,992,512 for the year ended December 31, 2005. For the year ended December 31, 2006 our sales were decreased to $8,739,208 which is a 32.7% decrease from year ended December 31, 2005. There is no guarantee that the fluctuations in the volume of our sales will stabilize or that we will be able to continue to increase our sales volume.

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

We view the continued services of our president, Iehab Hawatmeh, and our other officers as critical to the success of our Company. Though we have employment agreements with Mr. Iehab Hawatmeh, Mr. Trevor Saliba, Mr. Richard Ferrone, and Mr. Shaher Hawatmeh (see "Executive Compensation"), and a key-man life insurance policy for Mr. Iehab Hawatmeh, the untimely death or disability of Mr. Hawatmeh could have a serious adverse affect on our operations.

Our international business activities subject us to risks that could adversely affect our business.

For the year ended December 31, 2006, sales of products manufactured in the United States accounted for 44.1 percent of our total net revenues, and sales of products manufactured in China accounted for 55.9 percent of our total net revenues. Our sales of our products manufactured internationally have increased, and now represents a larger percentage of our sales. Additionally, the portion of our products that are produced at facilities in close proximity to our CirTran-Asia production facilities in ShenZhen, China, has increased. As a result, we are subject to the risks inherent in international operations. Our international business activities could be affected, limited, or disrupted by a variety of factors, including:

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

We have not held an annual meeting of shareholders since 2001. Under Nevada law, if a Nevada corporation does not hold a meeting to elect directors of the corporation within eighteen months after the last election of directors, a shareholder or shareholders owning at least fifteen percent of the Company's outstanding voting stock can apply to a court for an order compelling the Company to hold a shareholder meeting to elect directors. Because it has been more than eighteen months since our last meeting where directors were elected, an action could be brought, pursuant to Nevada law, against the Company to compel us to hold an annual meeting and elect directors of the Company. On March 30, 2007, we filed a definitive proxy statement with the SEC announcing our annual shareholder meeting to be held April 30, 2007.

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

A percentage of our revenue is generated from our electronics assembly and manufacturing services. Of this amount our three largest customers generate approximately 19% of the total electronic manufacturing revenue. Our customers include electronics, telecommunications, networking, automotive, gaming, exercise equipment, and medical device OEMs that contract with us for the manufacture of specified quantities of products at a particular price and during a relatively short period of time. As a result, the mix and number of our clients varies significantly from time to time. Responding to the fluctuations and variations in the mix and number of our clients can cause significant time delays in the operation of our business and the realization of revenues from our clients. These delays could have a material adverse impact on our business, resulting from, among other things, the costs associated from shifting operations to respond to different orders.

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

The following table describes the number of shares of common stock that would be issuable, assuming that the full principal amount of the Convertible Debentures (excluding any interest accrued) was converted into shares of our common stock, irrespective of the availability of registered shares and any conversion limitations contained in the Convertible Debentures, and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts:

---------------------------------------------------------------------------------------------------------------
               Shares Issuable Upon Conversion  Shares  Issuable Upon Conversion  Total Shares Issuable in
Hypothetical   of $2,600,000 Principal Amount   of $3,000,000 Principal Amount    Connection with Conversion of
Conversion     of Convertible Debenture by      of Convertible Debentures by      Aggregate Principal Amount of
Price          Highgate House Funds, Ltd.       Cornell Capital Partners          Convertible Debentures
---------------------------------------------------------------------------------------------------------------
$0.01          260,000,000                      300,000,000                       560,000,000
---------------------------------------------------------------------------------------------------------------
$0.02          130,000,000                      150,000,000                       280,000,000
---------------------------------------------------------------------------------------------------------------
$0.03          86,666,667                       100,000,000                       186,666,667
---------------------------------------------------------------------------------------------------------------
$0.04          65,000,000                       75,000,000                        140,000,000
---------------------------------------------------------------------------------------------------------------
$0.05          52,000,000                       60,000,000                        112,000,000
---------------------------------------------------------------------------------------------------------------
$0.10          26,000,000                       30,000,000                        56,000,000
---------------------------------------------------------------------------------------------------------------

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

Potential dilution related to Highgate and Cornell Capital as a result of the issuances of common stock in connection with the Convertible Debentures.

The potential increase in stockholders' equity if Highgate and Cornell converted the entire Convertible Debenture could potentially exceed our net tangible book value of $1,618,947 at December 31, 2006. Accordingly, Highgate will experience immediate and substantial dilution between approximately $0.0034 to $0.4013 per share, or approximately 34.09% to 97.86% of the estimated average conversion price of $0.01 to $0.50. The dilution at various estimated average conversion prices is as follows:

                                                     Conversion Price
                             Average                 Percent Dilution
      Estimated              Dilution Per Share      Per Share
      -------------          ------------------      ----------------
      $0.01 (1) (2)          $0.0034                 34.09%
      $0.02 (1) (2)          $0.0118                 59.03%
      $0.03 (1) (2)          $0.0211                 70.28%
      $0.04 (2)              $0.0307                 76.68%
      $0.05 (2)              $0.0404                 80.81%
      $0.10                  $0.0898                 89.83%
      $0.15                  $0.1396                 93.08%
      $0.25                  $0.2394                 95.78%
      $0.50                  $0.4893                 97.86%

(1) At this conversion price, the Company would be required to register additional shares to convert the entire amount of the Convertible Debenture to shares of common stock.
(2) At this conversion price, the Company would be required to increase the number of its authorized common stock to convert the entire amount of the Convertible Debentures to shares of common stock.

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

CirTran's   internet  addresses  are   www.cirtran.com.,   www.cirtran-asia.com,
www.racore.com., www.diversemediagroup.com.

                        ITEM 2. DESCRIPTION OF PROPERTIES

On December 17, 2003, we entered into a ten-year lease agreement (the "Lease") with PFE Properties, LLC, a Utah limited liability company (the "Lessor"), for our existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah. The workspace includes 10,000 square feet of office space to support the Company's Administration, Sales, and Engineering Staff. The 30,000 square feet of manufacturing space includes a highly secured inventory area, shipping and receiving areas, and manufacturing and assembly space that support six full surface-mount lines with state-of-the-art equipment capable of placing over 360 million components per year.

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

The primary asset of PFE is its rights, titles and interests in and to a parcel of real property, together with any improvements, rents and profits thereon or associated therewith, located at 4125 South 6000 West, West Valley City, Utah, 84128, where the Company presently has its headquarters and manufacturing facility.

Following the acquisition of the PFE interests, PFE will continue to own the building. PFE will remain a separate LLC due to liability issues and the Company will continue to make intercompany lease payments under the 2003 lease.

Our facilities in Shenzhen, China, constitute a sales and business office. We have no manufacturing facilities in China. Our office in Shenzhen is approximately 1,600 square feet. Under the terms of our lease on the space, the monthly payment is 15,000 Renminbi, which in was approximately $1,940 on April 16, 2007. The term of the lease was for two years, running from July 18, 2004. We are now on a month to month basis at the same amount as the lease.

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

As of October 2006, CirTran had signed an agreement to rent a virtual office in New York, New York. The payment terms are month to month with payments of $275 per month, all inclusive.

On November 28, 2006, CirTran announced that Diverse Media Group had signed a two-year lease on a 1,150 square-foot facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. The office, which will be managed by Mr. Oliver Mulcahy, is strategically located to help create and manage an ongoing relationship with Wal-Mart stores, to facilitate the distribution of products through Wal-Mart stores on behalf of DMG marketing clients. The lease payment is $1,470 per month, all inclusive. This lease expires in November 2008.

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

C/S Utilities - C/S Utilities notified the Company that (as successor to Circuit Technology, Inc.) it believes it has a claim against the Company in the amount of $32,472 regarding utilities services. The claim was assigned to BC Services, Inc., which obtained a judgment against Circuit Technology, Inc., for $37,966 in El Paso County, Colorado, District Court on February 13, 2003. The Company is reviewing its records in an effort to confirm the validity of the claims and evaluate its options, and has been involved in settlement negotiations.

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

CirTran Asia v. Robinson, Civil No. 050915272, Third Judicial District Court, Salt Lake County, State of Utah. On August 30, 2005, CirTran Asia brought suit against Glenn Robinson, one of the principals of Mindstorm Technologies, LLC, for nonpayment for goods provided. Mr. Robinson filed an answer and subsequently filed for personal bankruptcy. CirTran Asia is reviewing its options and intends to vigorously pursue this action. On March 30, 2006, CirTran Asia filed a complaint against Mr. Robinson under Section 523 of the U.S. Bankruptcy Code seeking a determination that any debts owed by Mr. Robinson to CirTran Asia is excepted from any discharge granted to Mr. Robinson. This case was subsequently settled, and the case was dismissed.

CirTran Asia, et al. v. International Edge, et al., Civil No. 2:05 CV 413BSJ, U.S. District Court, District of Utah. On May 11, 2005, CirTran Asia, UKING System Industry Co., Ltd., and Charles Ho filed suit against International Edge, Inc., Michael Casey Enterprises, Inc., Michael Casey, David Hayek, and HIPMG, Inc., for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, and fraud in relation to certain licensing issues relating to the Ab King Pro. The defendants counterclaimed, alleging breach of contract, fraud, defamation and related claims, all related to the Ab King Pro, seeking damages in the amount of $10,000,000. CirTran Asia and the other plaintiffs filed their reply to the counterclaim, disputing all of the allegations and claims. International Edge filed a motion to dismiss for lack of jurisdiction, which was denied. As of the date of this Report, the case was proceeding in the discovery stage. Sales from this product in the year ended December 31, 2005, were approximately $960,000, and in the year ended December 31, 2006, were $0. CirTran Asia intends to vigorously pursue this action.

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

In a subsequent pleading, Mr. Dodo and ABS alleged that the Company had breached the settlement agreement. As of the date of this report, the parties were negotiating to resolve that subsequent claim and allegation.

CirTran v. Guthy-Renker Corporation and Ben Van De Bunt, Civil No. 20060980298, Third Judicial District Court, Salt Lake County, State of Utah. In May 2006, the Company filed suit against Guthy-Renker Corporation and one of its officers, claiming breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, misrepresentation, and punitive damages. The suit seeks damages in an amount to be proven at trial. The defendants filed a motion to stay litigation and compel arbitration in the matter. The Company filed its response to the motion. On November 7, 2006, the motion was granted. As of the date of this report, the Company was preparing for arbitration.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 30, 2007, the Company filed a definitive proxy statement in connection with a Special Meeting of Shareholders (the "Special Meeting") to be held at the Company's headquarters, on Monday, April 30, 2007, at 10:00 a.m., M.D.T.. The purpose of the Special Meeting is to vote on a proposed amendment to the Company's Articles of Incorporation (as amended) that would increase the authorized capital of the Company to include 1,500,000,000 shares of common stock and a 1.2 shares for one share forward stock split.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock traded sporadically on the Pink Sheets under the symbol "CIRT" from July 2000 to July 2002. Effective July 15, 2002, the NASD approved our shares of common stock for quotation on the NASD Over-the-Counter Electronic Bulletin Board. The following table sets forth, for the calendar years ending

December 31, 2006, 2005, and 2004, the prices of our common stock as reported and summarized on the Pink Sheets. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

        Calendar Quarter Ended                      High Bid      Low Bid
        ----------------------                      --------      -------
        March 31, 2007                               $0.02         $0.01
        December 31, 2006                            $0.03         $0.02
        September 30, 2006                           $0.03         $0.02
        June 30, 2006                                $0.06         $0.03
        March 31, 2006                               $0.07         $0.03
        December 31, 2005                            $0.03         $0.02
        September 30, 2005                           $0.04         $0.03
        June 30, 2005                                $0.05         $0.03
        March 31, 2005                               $0.05         $0.03
        December 31, 2004                            $0.04         $0.02
        September 30, 2004                           $0.06         $0.03
        June 30, 2004                                $0.09         $0.04

As of April 16, 2007, we had approximately 2998 shareholders of record holding 687,350,529 shares of common stock.

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

In November 2006, Highgate converted $100,000 of accrued interest on its convertible debenture into 5,128,205 shares of the Company's common stock at a conversion rate of $0.019 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion.

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

In December 2005, we entered into a securities purchase agreement with Cornell Capital Partners ("Cornell"), concerning the issuance of an aggregate principal amount of $1,500,000 of Convertible Debentures. The issuance of the Convertible Debentures to Cornell was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the

Convertible Debenture was issued to only one investor which represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. Through April 16, 2007, we had issued no shares of our common stock in connection with any conversions of the Convertible Debentures, and we had received notice of no conversions from Cornell.

In May 2005, we entered into a securities purchase agreement with Highgate concerning the purchase and issuance of the Convertible Debenture. The issuance of the Convertible Debenture to Highgate was made in reliance on Section 4(2) of the 1933 Act, and rules and regulations promulgated thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, and the Convertible Debenture was issued to only one investor which represented that it is an "accredited investor" as that term is defined in Regulation D promulgated pursuant to the Securities Act of 1933. Through April 16, 2007, we have issued 60,681,080 shares of our common stock in connection with conversions of $1,350,000 of the Convertible Debentures, after we had received notice of the conversion from Highgate. This registration statement is filed to register the resale of shares into the market that Highgate will receive upon conversion of the Convertible Debenture, and our issuances of shares to Highgate will be made without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act, and the rules and regulations promulgated thereunder.

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

On December 2, 2005, we announced that we had formed a new division, CirTran Products, which will offer products for sale at retail. The new division will be run from our new Los Angeles office, with Trevor Saliba, our executive vice president for worldwide business development, working to develop sales. We anticipate that consumer products built by our CirTran Asia subsidiary, as well as other products which we plan to acquire, will be available for retail sale in 2007. The marketing efforts may also be managed exclusively by CirTran, or CirTran may choose to engage third party consultants or partner with an independent marketing firm. CirTran Products also intends to pursue contract manufacturing relationships in the consumer products industry which can include product lines including: home/garden, kitchen, health/beauty, toys, licensed merchandise and apparel for film, television, sports and other entertainment properties. Licensed merchandise and apparel can be defined as any item that bears the image of, likeness, or logo of a product sold or advertised to the public. Licensed merchandise and apparel are sold and marketed in the entertainment (film and television) and sports (sports franchises) industries. As of May 18, 2006, we have concentrated our product development efforts into three areas, home/kitchen appliances, beauty products and licensed merchandise. We anticipate that these products will be introduced into the market under one uniform brand name or under separate trademarked names owned by CirTran Products.

The Company is currently under contract with two direct marketing companies to supply them with the True Ceramic Pro flat irons ("TCP"). Since June 6, 2006, the date of the ABS bankruptcy settlement and until the date to this report, CTP generated net income of approximately $950,000 on sales of approximately $2,025,000. CTP continues to generate sales to the direct marketing companies of TCP units and other ancillary hair care products and the program is expected to continue being profitable during 2007.

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

On May 26, 2006, Diverse Media Group Corp. ("DMG") entered into an assignment and exclusive services agreement with Diverse Talent Group, Inc., a California corporation, ("DT"). The Services Agreement has a 5 year term and was made effective as of April 1, 2006. Pursuant to the Services Agreement, DMG and DT entered into an exclusive operating relationship whereby DMG agreed to outsource its talent agency operations to DT and to provide financing to DT to assist in DT's growth. Under the Services Agreement, DMG and DT created a relationship whereby DT would operate exclusively under the DMG business structure. The project did not generate the type of synergy that was anticipated and it was concluded that it would be in the best interest of the Company to terminate the relationship with DT.

In March 2007 the Company entered into a term sheet agreement with Diverse Talent Agency that was effective on April 1, 2007. As a result, the following has been agreed to as a starting point for negotiations of a settlement between the companies:

         (i) The parties agree to terminate the original agreements and the Company will assign back to DT all talent contracts and the name "Diverse Media Group". DT will cause Diverse Media Group, Inc., a publicly traded company, to issue 9,000,000 shares of stock to escrow account.
         (ii) Sale and registration of the shares are limited and are subject to Diverse Media Group's first right of refusal on any proposed stock sale.

The final terms and conditions of the settlement have yet to be determined.

Diverse Media will continue to develop relationships with talent agencies in order to provide talent to produce infomercials for the direct marketing industry and for product branding campaigns. It will continue to provide product marketing, production, media funding & merchandising services to the direct response & entertainment industries in concert with the original objectives of its formation.

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

On November 28, 2006, CirTran announced that Diverse Media Group has signed a two-year lease on a 1,150 square-foot facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. The office, which will be managed by Mr. Oliver Mulcahy, is strategically located to help create and manage an ongoing relationship with Wal-Mart stores (NYSE: WMT ) , to facilitate the distribution of products through Wal-Mart stores on behalf of DMG marketing clients.

         Fitness Products

In  early  June  2004,  the  Company  entered  into an  exclusive  manufacturing agreement with certain Developers, including Charles Ho, the President of CirTran-Asia. Under the terms of the agreement, CirTran, through its wholly-owned subsidiary CirTran-Asia, has the exclusive right to manufacture certain products developed by the Developers or any of their affiliates. Pursuant to the agreement, we could enter into addendum agreements with the developers with respect to particular products to be produced and manufactured. On May 11, 2005, CirTran Asia, UKING System Industry Co., Ltd., and Charles Ho filed suit against the developers, including Michael Casey and David Hayek, for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, and fraud in relation to certain licensing pertaining to the contract. As of the date of this Report, the case was proceeding in the discovery stage and the Company intends to vigorously pursue this action.

On September 10, 2004, we announced that on September 7, 2004, CirTran-Asia had been awarded the rights to manufacture the AbRoller, another type of an abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $2,600,000.

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

         New Product

On October 1, 2004, we entered into an agreement with TMP, for consulting services. Pursuant to the agreement, we engaged TMP to provide strategic planning and for introduction of new business to us. Under the agreement, we agreed to pay to TMP a fee of ten percent of the net proceeds received by us from business brought to us by TMP. The fee is to be paid within 15 calendar days following the end of the month in which we receive the net proceeds. Additionally, we agreed to pay $7,500 during each of the first six months of the term of the agreement, with such payments being viewed as an advance against the fee to be earned. The advance payments are not refundable, but will be deducted from fees earned by TMP. The agreement had an initial term of six months, beginning October 1, 2004, and could automatically extended for successive six-month periods unless either party gives written notice at least 30 days prior to the expiration of the term of the agreement of its intent not to renew. Additionally, we may terminate the agreement at any time by giving 30 days' written notice. In March 2006, the parties have agreed to six-month extensions through In March 2006, the parties have agreed to six-month extensions through September 2006. Since September 2006, the agreement with TMP was not extended.

On January 19, 2005, CirTran Corporation signed an Exclusive Manufacturing Agreement with Advanced Beauty Solutions L.L.C. ("ABS"), a company related to the manufacture of a hair product in California. In early October 2005, we were notified that ABS had defaulted on its obligation to its financing company. We stopped shipping under credit and exercised our rights permitted by the agreements, as discussed below.

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

On June 6, 2006, the Company and ABS signed an agreement (the "Asset Purchase Agreement"), subject to the ABS Bankruptcy Court's approval. On June 7, 2006, the ABS Bankruptcy Court entered orders approving the Asset Purchase Agreement and granting the Sale Motion, and approving the settlement and compromise of certain disputed claims against ABS. Pursuant to the settlement of ABS's bankruptcy proceedings and the Asset Purchase Agreement, the Company has an allowed claim against the ABS's estate in the amount of $2,350,000, of which $750,000 was credited to the purchase of substantially all of ABS's assets. Under the settlement, the Company shall be allowed to participate as a general unsecured creditor of ABS's estate in the amount of $1,600,000 on a pari passu basis with the $2,100,000 general unsecured claim of certain insiders of ABS and subject to the prior payment of certain secured, priority, and non-insider claims in the amount of approximately$1,507,011.

Under the Asset Purchase Agreement, the Company agreed to purchase substantially all of ABS's assets in exchange for:

       i)     a cash payment in the amount of $1,125,000;
       ii) a reduction of CirTran's allowed claim in the Bankruptcy Case by $750,000;
       iii)   the assumption of any assumed liabilities; and
       iv) the obligation to pay ABS a royalty equal to $3.00 per TrueCeramic Pro flat iron unit sold by ABS (the "Royalty Obligation").

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

Pursuant to the court-approved settlement, payments under the Royalty Obligation will be made in the following order:

         (a) The Royalty Obligation payments will be made exclusively to ICG and MFC (collectively, the "Secured Parties") until (i) the Secured Parties have been paid in full on account of their $1,243,208 secured claim, or (ii) the Secured Parties have been paid $100,000 in payments under the Royalty Obligation, whichever comes first.
         (b) The next $70,000 Royalty Obligation payments will be made to a service provider to ABS (in the amount of $50,000) and to an individual with an allowed claim (in the amount of $20,000).
         (c) Following the payments to the Secured Parties and others as set forth immediately above, the remaining Royalty Obligation payments will be used for distribution to allowed general unsecured claims not including those of the Company and certain insiders with unpaid notes (the "Insider Noteholders").
         (d) Following payments as set forth in (a), (b), and (c) above, the Royalty Obligation payments will be shared pro rata among the Insider Noteholders (with a total allowed aggregate claim of $2,100,000), and the Company (with a general unsecured claim in the amount of $1,600,000), until paid in full.

The total claims against ABS's estate that must be paid before the Company begins to share in the Royalty Obligation payments is $435,000.

The Company is currently under contract with two direct marketing companies to supply them with True Ceramic Pro flat irons ("TCP"). Since June 6, 2006, the date of the ABS bankruptcy settlement, through the date of this Report, CirTran Products received orders of approximately $2,025,000 for the TCP product. CTP continues to generate sales to the direct marketing companies of TCP units and other ancillary hair care products and the program is expected to continue being profitable during 2007.

With respect to the hair dryers, as of April 16, 2007, we had not received any orders or shipped any products, either to ABS or its customers, however the hair dryers are being approved for manufacture in China and will be marketed in conjunction with the TCP marketing program.

On January 9, 2006, we issued a press release which referred, in the title, to the Agreement as a "$22 Million Exclusive Manufacturing Agreement." The dollar amount referenced relates to the potential amount of income or revenue which we may receive over the anticipated life of the Agreement.

CirTran announced on January 9, 2006, that Arrowhead Industries, Inc., of Windermere, Florida, had awarded us an exclusive contract to manufacture its patented Hinge Helper (TM) do-it-yourself utility tool for the home. The Hinge Helper will be manufactured by CirTran-Asia, the Company's China-based subsidiary. The exclusive manufacturing contract for the product is for three years. Arrowhead has filmed a Hinge Helper infomercial for TV, and tested the show in mid 2006, but results did not justify the media spending.

The Hinge Helper is a hand tool designed and developed for use by household customers as well as tradesmen. The specific advantage of the Hinge Helper is its ease-of-use and simplistic design. It can be applied to any residential hinge on wood, metal or composite doors, and is being manufactured with highly-durable materials, enabling it to carry a lifetime guarantee.

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

We have produced hand made samples, which were sent to Arrowhead. As of May 18, 2006, the product samples were approved. Arrowhead had released, and the Company shipped, 1,500 units to test media. Arrowhead tested the show in mid 2006, but results did not justify the media spending and the roll out.

Through the date of this Report, Arrowhead has recently signed a licensing agreement with CirTran and DMG to manufacture and market the product via internet, direct marketing and through retailers. DMG will pay a royalty to Arrowhead based a percentage of unit sales ranging from 11% in 2007 and increase by 1% per year until it reaches 15% in the year 2011. The new contract was executed in February 2007 and expires in 2011. To date the Hinge Helper project has not generated significant revenues. The item has been presented to buyers at several major retailers, such as Lowes, Wal-Mart and Sams Club and is an item of interest. Our sales representative, in our Bentonville office, will continue to promote and develop the item for inclusion in future sales modules to the retailers. We expect to have the product at retailers sometime in June 2007.

On September 20, 2006, CirTran announced that DMG, signed an exclusive marketing and distribution agreement with Maryland-based Natural Product Solutions for its VirMax for Men and Women DS product line. The project was discontinued on February 8, 2007 due to lower than expected customer response to the test phase of the DRTV campaign. A termination settlement was negotiated and executed with Natural Product Solutions that cancelled any further obligations the Company may have had to market and distribute the product in for the return of inventory of product that was on hand.

On September 21, 2006, CirTran announced that DMG signed an exclusive marketing and distribution agreement with Awareness Technologies, Inc., a Los Angeles-based company, for its WebWatcher Computer Monitoring Software. Awareness Technologies has successfully created a unique, completely undetectable software surveillance tool that is being used to help parents monitor and control their children's internet activity in protecting them from potential online predators. The software's secondary platform is being positioned to assist companies and government agencies in monitoring their employees' computer usage in an effort to increase efficiency in the workplace by reducing employees' non-work related activities. DMG will be providing all marketing and distribution channels for Direct Response TV, Radio, Print, Live-Shopping, Retail, and Catalog. Since the execution of the agreement, we have been trying to formulize a different arrangement with customer based on initial price point tests. Until the customer agrees to the arrangement, we have placed a hold on this project.

On October 11, 2006, CirTran announced that DMG had signed a retail distribution and marketing agreement with Wines and Wines, a Miami-based distributor of fine wines and spirits from around the world. Under the terms of the agreement, DMG would use its best efforts to market and distribute all Wines and Wines products exclusively into various distributors and retailers such as Southern Wine and Spirits, Trader Joe's, Beverages and More, Wal-Mart, Sam's Club, Costco, Young's Markets and Vendome nationally, as well as restaurants, liquor stores and entertainment venues exclusively throughout California. As of the date of this Report, the product had been presented to retailers and resulted in high interest. It was decided that the labeling needed to be changed by the customer. Once the new labeling is completed and accepted by retailers, we will be able to place the product on retailers shelves.

On November 7, 2006, CirTran announced that DMG signed an exclusive contract to market and distribute the Solar Style line of solar chargers to major retailers in the U.S. and abroad. Solar Style offers a diverse line of products with multiple connectors, all based on the latest advancements in PV Solar charging to convert sunlight into usable energy for personal electronic devices. Solar Style also includes, or offers as options, AC car battery chargers with many of its products. As of the date of this report, we are working with the client on developing the product and placing the product at the retail channels to include Walmart and Radio Shack stores.

On November 15, 2006, CirTran announced that DMG signed an exclusive licensing, manufacturing and marketing agreement with Beautiful Eyes(R), Inc., of Malibu, California, for a new "hot lashes" product which it will bring to the sold-on-TV and retail marketplaces. Under the terms of the agreement, DMG will have access to the patented technology developed by Beautiful Eyes and its founder, former model Alexandra Roberts, and the designs, technical drawings, manufacturing specifications and know-how, trade secrets and other proprietary information and technology. DMG will develop a new product for sale through TV infomercials and at mass retail, which it will market through its personal and healthcare products division. As of the date of this Report, we are working with the client on developing the product and already submitted samples for their approval.

On January 5, 2007, CirTran announced that DMG had signed an agreement with Discus Dental, the world's largest direct dental manufacturer, wherein DMG would market Discus Dental's popular BreathRx product to major retailers nationwide. It has been determined that it is no longer in the best interest of the Company to pursue this project. If circumstances change the Company will review the project for reinstatement.

On February 5, 2007, CirTran announced that it had completed taping a TV infomercial with Evander Holyfield for the "The Real Deal Grill(TM)," a new electric indoor/outdoor cooking appliance it will manufacture and market carrying the name and endorsement of the former four-time former world heavyweight champion. The Real Deal Grill includes a deluxe stand and multiple interchangeable cooking surfaces, with numerous never before seen add-on items making it the most versatile "must-have" cooking appliance for any occasion from camping in the mountains, tailgating at a game, or grilling at home. Full national roll-out of the video and print ads set is scheduled for late May 2007. As of the date of this Report, we were waiting for the final edited version of the infomercial.

On February 13, 2007, CirTran announced that it had signed an agreement to manufacture and market a new patent pending portable luggage handle and scale ideal for travelers weighing a suitcase or package. As of the date of this Report, we were working with the client on developing a final version of the product and are expecting to submit samples for final approval in May 2007. Once we have approvals, the product will be placed at retails shelves including Walmart, Sams Club and Office Depot.

On March 12, 2007, CirTran announced that it had signed a contract with Easy Life Products Corporation (ELP) of Venice, California, to manufacture and market a new beauty product. The yet named new product is a pencil compact combined with a sharpener and pencil holder. Planned add-ons for the product include pencil caps, blotting tissue dispenser, eyelash curler, pencil cap organizer, an eyebrow brush and two-in-one tweezers, with patents now pending for the pencil sharpener, eyelash curler and the tweezers with the U.S. Patent Office. As of the date of this Report, we were working with the client on developing the product and building final samples for approval.

         Electronics Business and Lines of Products

On August 9, 2005, we announced that CirTran Corporation completed the first phase of the redevelopment of the next-generation SafetyNet(TM) RadioBridge(TM). Since this announcement, the Company has completed working on the final phase of the contract. On March 14, 2006, we announced that we had received a $250,000 order to build and deliver the first production run of the next generation SafetyNet(TM) RadioBridge(TM) which we redesigned at the request and on behalf of Aegis Assessments, Inc., a Scottsdale, Arizona-based homeland security contractor. We delivered the new, redesigned units and received payment in full from Aegis in April 2006. Since these announcements, CirTran Corporation has manufactured and shipped additional orders and has received $100,000 as payment for such shipments.

On November 14, 2006 we announced that Racore had received, processed and shipped its first order from Lear Siegler Services, Inc., of San Antonio, Texas, and that Lear Siegler had opened an account to facilitate ordering and processing add-on business. Lear Siegler's first order was for 100 Racore 8192 100FX 100 Mbps Fiber Optic PCI Fast Ethernet Network Adapters with ST Fiber Connectors. Since this announcement, the product has been manufactured and shipped, and a payment of $3,400 has been received.

On October 11, 2005, we announced that CirTran Corporation was opening a satellite office in Los Angeles in accordance with the Company's internal expansion program. The new 2,500-square foot office will be located on the 17th floor at 1875 Century Park East in the Century City Entertainment and Business

District of Los Angeles. The office, which opened in late November 2005, will serve as headquarters for CirTran's business development and strategic planning activities for the Company's multiple business divisions including electronics, consumer products, direct response/retail and "as sold-on-TV" products. Current plans call for CirTran to open additional satellite offices in New York and London in 2006. Since this announcement, we have leased office space in Los Angeles, California and we have rented a virtual office in New York, New York.

On December 2, 2005, we announced that we had formed a new division, CirTran Products, which will offer products for sale at retail. The new division will be run from our new Los Angeles office, with Trevor Saliba, our executive vice president for worldwide business development, working to develop sales. We anticipate that consumer products built by our CirTran Asia subsidiary, as well as other products which we plan to acquire, will be available for retail sale in 2007.

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

As of the date of this report, MSG had failed to order the minimum requirements required in the agreement to maintain the exclusive marketing rights for the product. The company has signed an agreement with Williams Worldwide Television to have them market the product internationally and intends to market the product nationally via DRTV and through retail channes on its own.

Significant Accounting Policies

         Revenue Recognition

Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment. Returns for defective items are repaired and sent back to the customer. Historically, expenses associated with returns have not been significant and have been recognized as incurred.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

The Company has also recorded revenue using a "Bill and Hold" method of revenue recognition. The Securities & Exchange Commission ("SEC") in SAB 104 imposes several requirements to be met in order to recognize revenue prior to shipment of product.

The Commission's criteria are the following:

         (i)     The risks of ownership must have passed to the buyer
         (ii) The customer must have made a fixed commitment to purchase the goods, preferably in written documentation;
         (iii) The buyer, not the seller, must request that the transaction be on a bill and hold basis. The buyer must have a substantial business purpose for ordering the goods on a bill and hold basis
         (iv) There must be a fixed schedule for delivery of the goods. The date for delivery must be reasonable and must be consistent with the buyer's business purpose (e.g., storage periods are customary in the industry);
         (v) The seller must not have retained any specific performance obligations such that the earning process is not complete;
         (vi) The ordered goods must have been segregated from the seller's inventory and not be subject to being used to fill other orders; and
         (vii)   The equipment [product] must be complete and ready for shipment

In effect, the Company secures a contractual agreement from the customer to purchase a specific quantity of goods; however, shipment of the product is scheduled for release over a specified period of time. The result is that the Company maintains the customer's inventory, on site, until all releases have been issued.

Agency fees are recognized when they are earned. This occurs only after the talent, represented by the Company, has received payment for the services from the buyer. The buyer remits funds to a trust checking account after all payroll tax liabilities have been deducted from the gross amount due the talent. The talent is paid the net amount, less the Company commission, (which is approximately 10% of the gross amount due the talent) from the trust account. The remainder of funds in the trust account, typically 10%, is then distributed to the Company and recognized as revenue.

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

Long-lived asset costs are amortized over the estimated useful life of the asset. The Company is amortizing these long-lived asset costs over a 5 - 7 year life. Amortization expense was $213,420 during the year ended December 31, 2006.

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

During June 2006 the president of the Company loaned the Company a net amount of $110,837 which was recorded as a note payable to the lender. In August 2006, the Company made a payment to the lender which repaid the entire balance ($110,837) of the loan.

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

Results of Operations - Comparison of Years Ended December 31, 2006 and 2005

         Sales and Cost of Sales

Net sales decreased 32.7% to $8,739,208 for the year ended December 31, 2006, as compared to $12,992,512 for the year ended December 31, 2005. This sales decrease can be attributed to several factors. The biggest factor contributing to the decrease in net sales during the 2006 was attributed to the loss of sales in the CirTran Asia division due to legal issues with the Ab King Pro fitness exercise machine and True Ceramic Pro flat iron (see discussion previously under "Legal Proceedings"). Those two products contributed approximately $3.5 million in additional sales in 2005. The company has plans currently in place to start an extensive marketing and sales campaigns to make up the losses in sales in 2007. The company is attempting to counteract the decrease in sales by adopting a marketing approach that will be a value added service to current and potential customers. Most contract manufacturers approach customers on a job-by-job basis. CirTran approaches customers on a partner basis by providing a concept to consumer solution. We have developed a program where we can provide our customers with a complete process of getting projects to market by controlling the material procurement, purchasing, and final assembly, and providing marketing expertise to generate sales to the consumer. The contract manufacturing division, had sales to new customers in the amount of $1,735,632.

As similar approach that emphasizes value added service to our customers has resulted in sales to new customers in the electronics assembly and manufacture division of $60,235 during the year ended December 31, 2006.

Cost of sales decreased by 21.3%, from $6,706,135 during year ended December 31, 2005, to $5,274,684 during year ended December 31, 2006. The decrease in cost of sales and accordingly our gross profit margin is due to the decrease in revenue. Our gross profit margin for the year ended December 31, 2006, was 38.3%, down from 48.1% from the year ended December 31, 2005. The decrease in margins is attributable to a change in our sales mix, in which manufacturing sales, which carry higher margins, decreased by 50.7%, compared to electronics manufacturing sales, which decreased by only 17.1%.

The following charts present (i) comparisons of sales, cost of sales and gross profit generated by our four main areas of operations, i.e., Asia Division, electronics assembly, Ethernet technology and media, during 2005 and 2006; and
(ii) comparisons during these two years for each division between sales generated by pre-existing customers and sales generated by new customers.

   --------------------------------------------------------------------------
                Year       Sales         Cost of Sales      Gross Loss/Margin
   --------------------------------------------------------------------------
   Contract     2006     $4,865,689         $3,563,118             $1,302,571
   Manufacture  2005      9,865,023          5,739,436              4,125,587
   -------------------------------------------------------------------------
   Electronics  2006      2,487,291       1,694,398(2)                783,893
   Assembly     2005      3,002,038         973,953(1)              2,028,085
   --------------------------------------------------------------------------
   Ethernet     2006         35,072          17,168(4)                 17,904
   Technology   2005        125,451          79,850(3)                 45,601
   --------------------------------------------------------------------------
   Media        2006      1,360,156                  0              1,360,156
                2005              0                  0                      0
   --------------------------------------------------------------------------

   --------------------------------------------------------------------------
                    Year       Total        Pre-existing              New
                               Sales         Customers              Customers
   --------------------------------------------------------------------------
   Contract         2006     $4,865,689     $3,130,057             $1,735,632
   Manufacture      2005      9,865,023      5,266,812              4,598,211
   --------------------------------------------------------------------------
   Electronics      2006      2,487,291      2,418,056                 60,235
   Assembly         2005      3,002,038      2,831,534                170,504
   --------------------------------------------------------------------------
    Ethernet        2006         35,072         29,025                  6,047
   Technology       2005        125,451        101,004                 24,447
   --------------------------------------------------------------------------
   Media            2006      1,360,156              0              1,360,156
                    2005              0              0                      0
   --------------------------------------------------------------------------

   (1)   Includes the write-down of carrying value of inventories of $17,364
   (2)   Includes the write-down of carrying value of inventories of $76,946
   (3)   Includes the write-down of carrying value of inventories of $20,725
   (4)   Includes the write-down of carrying value of inventories of $38,112

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at December 31, 2006 was $1,960,013, as compared to $2,271,604 at December 31, 2005. The decrease in inventory is due to the reduction in finished goods level carried over from 2005 and sold in 2006 that relate to the True Ceramic Pro flat irons.

         Selling, General and Administrative Expenses

During the year ended December 31, 2006, selling, general and administrative expenses were $5,951,001 versus $5,923,075 for 2005, a 0.5% increase. The increase was due, in part, to a significant increase in DMG selling, general and administrative of $1,143,217 in expenses for the year ended December 31, 2006, which were primarily offset by the decreases of $630,369 in non-recurring settlements, $247,602 of freight in, and $129,205 of loan and equity line fees, as part of the year ended December 31, 2006, operating expense.

         Other Income and Expense

Interest expense for 2006 was $3,032,229 as compared to $1,225,252 for 2005, an increase of 147.5%. The increase is primarily due to the increase in accretion expense related the convertible debentures. We had a gain on forgiveness of debt related to previously unpaid liabilities in the amount of $6,930 and $337,761 for the years ended December 31, 2006, and December 31, 2005, respectively. We had a gain on derivative valuation of $2,838,094 and $169,570 for the years ended December 31, 2006, and December 31, 2005, respectively.

As a result of the above factors, our overall net loss increased 440.9% to $2,854,369 for the year ended December 31, 2006, as compared to $527,708 for the year ended December 31, 2005.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $22,181,679 at December 31, 2006, and $19,327,310 at December 31, 2005. Our net loss for the year ended December 31,

2006 was $2,854,369, compared to $527,708 for the year ended December 31, 2005. Our current liabilities exceeded our current assets by $4,863,641 as of December 31, 2006, and $1,142,874 as of December 31, 2005. The increase in the difference is due to the settlement of and the payment for the assets of the ABS bankruptcy which resulted in the acquisition of approximately $4,200,000 of non-current assets. For the years ended December 31, 2006 and 2005, we recorded negative cash flows from operations of $1,842,401 and $1,751,744, respectively.

         Cash

We had cash on hand of $146,050 at December 31, 2006, compared to $1,427,865 at December 31, 2005. The decrease in cash on hand is due to the acquisition of the assets from the ABS bankruptcy estate, as mentioned above.

Net cash used in operating activities was $1,842,401 for the fiscal year ended December 31, 2006. During 2006, net cash used in operations was primarily attributable to $2,854,369 net losses from operations, a gain on derivative valuation of $2,838,094, a decrease in accounts receivable of $106,078, a decrease in inventory of $311,591 and an increase in accrued liabilities of $284,638, partially offset by decreases in accounts payable of $85,018 and in prepaid expenses of $182,929. The non-cash charge was for depreciation and amortization of $526,428 and $2,467,394 in accretion expense.

Net cash used in investing activities during the fiscal years ended December 31, 2006, consisted of the property and equipment purchases of $304,725, $1,125,000 for acquisition of ABS assets, $587,643 of intangibles and a line of credit of $241,744. Net cash used in investing activities during the fiscal year ended December 31, 2005, consisted of the property and equipment purchases of $295,346.

Net cash provided by financing activities was $2,819,698 during the fiscal year ended December 31, 2006. Principal sources of cash were proceeds from stockholder notes payable of $855,000, proceeds of $1,500,000 from convertible debentures, $1,500,000 from stock issued in a private placement; proceeds from the exercise of options and warrants to purchase common stock of $15,451. This was offset by repayment of $1,050,753 on notes payable to stockholders, and notes payable. Net cash provided by financing activities were $3,354,523 during the fiscal year ended December 31, 2005. Principal sources of cash were proceeds from stockholder notes payable of $123,220, proceeds of $3,102,067 from convertible debentures, net of cash paid for offering costs; proceeds from the exercise of options and warrants to purchase common stock of $33,000, and proceeds from notes payable to related parties of $95,586.

         Accounts Receivable

At December 31, 2006, we had receivables of $982,096, net of a reserve for doubtful accounts of $14,181, as compared to $3,358,981 at December 31, 2005, net of a reserve of $158,374.

This decrease was primarily attributed to the reclassification of the unpaid balance of accounts receivable from ABS. (See ABS history beginning on page 9). The Company has implemented an aggressive process to collect past due accounts over the past two years. Individual accounts are continually monitored for collectibility. As part of monitoring individual customer accounts, the Company evaluates the adequacy of its allowance for doubtful accounts. Since the implementation of the new collection process, very few accounts have been deemed uncollectible.

          Accounts Payable

Accounts payable were $1,135,527 at December 31, 2006, as compared to $1,239,519 at December 31, 2005. This decrease is nominal.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $22,181,679 and a total stockholders' equity of $1,618,947 at December 31, 2006. In addition, during 2006 and 2005, we have used, rather than provided, cash in our operations. As of December 31, 2006, our monthly operating costs and interest expenses averaged approximately $754,000 per month.

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

Highgate Convertible Debenture Transaction

On May 26, 2005, we entered into a securities purchase agreement (the "Purchase Agreement") with Highgate House Funds, Ltd. ("Highgate"), relating to the issuance of a 5% Secured Convertible Debenture, due December 31, 2007, in the aggregate principal amount of $3,750,000 (the "Highgate Debenture").

In connection with the issuance of the Highgate Debenture, we used $2,265,000 to repay two promissory notes to Cornell Capital Partners, LP ("Cornell"), one in the amount of $1,700,000, and the other in the amount of $565,000. Highgate and Cornell have the same general partner, Yorkville Advisors, but have different portfolio managers.

We also paid a commitment fee of $240,765, a structuring fee of $10,000 to Highgate, and legal fees of $5,668. As such, of the total purchase amount of $3,750,000, the net proceeds to us were $1,228,567, which we received following the closing of the sale of the Highgate Debenture. We used these proceeds for general corporate and working capital purposes.

The Highgate Debenture bears interest at a rate of 5%. Highgate is entitled to convert, at its option, all or part of the principal amount owing under the Highgate Debenture into shares of our common stock at a conversion price equal to the lesser of (a) $0.10 per share, or (b) an amount equal to the lowest closing bid price of the Common Stock as listed on the OTC Bulletin Board, as quoted by Bloomberg L.P. for the twenty (20) trading days immediately preceding the conversion date. Except as otherwise set forth in the Highgate Debenture, Highgate's right to convert principal amounts owing under the Highgate Debenture into shares of our common stock is limited as follows:

         1. Highgate may convert up to $250,000 worth of the principal amount plus accrued interest of the Highgate Debenture in any consecutive 30-day period when the market price of our stock is $0.10 per share or less at the time of conversion;

         2. Highgate may convert up to $500,000 worth of the principal amount plus accrued interest of the Highgate Debenture in any consecutive 30-day period when the price of our stock is greater than $0.10 per share at the time of conversion, provided, however, that Highgate may convert in excess of the foregoing amounts if we and Highgate mutually agree; and

         3. Upon the occurrence of an event of default (as defined in the Highgate Debenture), Highgate may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may, notwithstanding any limitations contained in the Highgate Debenture and/or the Purchase Agreement, convert the Highgate Debenture and accrued interest thereon into shares of our common stock pursuant to the Highgate Debenture.

Pursuant to the Highgate Debenture, interest is to be paid at the time of maturity or conversion. We may, at our option, pay accrued interest in cash or in shares of common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either (i) the date the interest payment is due; or (ii) if the interest payment is not made when due, the date on which the interest payment is made.

As of April 16, 2007, there was $2,500,000 remaining in unpaid, and unconverted principal under the Highgate Debenture.

Cornell Capital Debenture Transactions

On December 30, 2005, the Company entered into an agreement with Cornell Capital Partners, L.P. ("Cornell") to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all the Company's property, subordinate to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2006, and December 31, 2005, was $150,336 and zero, respectively.

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

The Company determined that the features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of December 31, 2006 the carrying value of the Cornell Debenture was $580,594. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the Cornell debenture, excluding the warrants, as of December 31, 2006 was $762,953. The fair value of the warrants was $20,038 as of December 31, 2006.

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

As of April 16, 2007, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Additionally, on August 23, 2006, the Company entered into another securities purchase agreement (the "Purchase Agreement") with Cornell, relating to the sale by the Company of a 5% Secured Convertible Debenture, due April 23, 2009, in the aggregate principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2006, was $26,712.

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

In connection with the August Debenture, Cornell agreed that it could not convert any amount of principal or interest of the August Debenture in accordance with the terms and conditions of the Lockdown Agreement by and between the Company and Cornell dated, July 20, 2006, until the Company has effectuated an increase in its authorized capital. The Company and Cornell also agreed that in the event that the Company had not effectuated such increase in its authorized capital by October 30, 2006, which was subsequently extended to December 31, 2006, such failure would constitute an event of default on parallel with those set forth in the Purchase Agreement and subject to the same consequences as those listed in the Purchase Agreement.

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

The Company determined that the features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of December 31, 2006 the carrying value of the August Debenture was $358,262. The carrying value will be accreted each quarter over the life of the Cornell August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the August Debenture, excluding the warrants, as of December 31, 2006 was $922,333. The fair value of the warrants was $53,968 as of December 31, 2006.

Additionally, the Company and Cornell entered into an amended and restated investor registration rights agreement (the "Registration Rights Agreement"), which superseded the Cornell registration rights agreement between the Company and Cornell entered into in December 2005, in connection with the Cornell Debenture. Pursuant to the Registration Rights Agreement, the Company agreed to file, no later than October 15, 2006, a registration statement to register the resale of shares of the Company's common stock issuable to Cornell upon conversion of the Debenture and exercise of the Warrants, as well as the convertible debenture (the "December Debenture") and warrants (the "December Warrants") issued in the December 2005 Transaction, discussed above. The Company agreed to register the resale of up to 231,900,000 shares, consisting of 206,900,000 shares underlying the Debenture and the December Debenture, and 25,000,000 shares underlying the Warrants and the December Warrants. The Company agreed to keep such registration statement effective until all of the shares issuable upon conversion of the Debenture and December Debenture have been sold. In the event that the Company issues more than 206,900,000 shares of its common stock upon conversion of the August Debenture and the December Debenture, it will file additional registration statements as necessary. The agreement was subsequently amended to extend the filing date of the registration to December 31, 2006, and then again to extend the filing date to June 1, 2007.

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

As of April 16, 2007, no amount of the August Debenture had been converted and no shares of the Company's common stock had been issued to the Investor. The Company sold the August Debenture without registration under the Securities Act of 1933, as amended (the "1933 Act") in reliance on Section 4(2) of the 1933 Act, and the rules and regulations promulgated thereunder. Upon future conversions, if any, of the August Debenture into shares of the Company's common stock, the Company intends to issue the shares without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act, and the rules and regulations promulgated thereunder. As noted above, the Company anticipates that any resales by Cornell of the shares issued upon conversion of the August Debenture will be made pursuant to a registration statement to be filed by the Company.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. In our evaluation, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls beginning with our Form 10-K for the fiscal year ending on December 31, 2007, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 31, 2008. We plan to dedicate significant resources, including management time and effort, in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

                                    PART III

            ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
                 PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE
                     WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following sets forth the names, ages and positions of our directors and officers and the officers of our operating subsidiaries, CirTran Corporation
(Utah) and CirTran Asia, along with their dates of service in such capacities.

      Name              Age          Positions

Iehab J. Hawatmeh       40      President, Chief Executive Officer, Chief
                                Financial Officer, Secretary and Director of
                                CirTran Corporation; President of CirTran
                                Corporation (Utah).
                                Served since July 2000.

Trevor Saliba           33      Director since June 2001.
                                Chief Marketing Officer,
                                Served since January 2002.

Shaher Hawatmeh         41      Chief Operating Officer
                                Served since June 2004

Charles Ho              52      President, CirTran-Asia
                                Served since June 2004

Richard T. Ferrone      58      Chief Financial Officer
                                Served since May 2006

Fadi Nora               45      Director since February 2007

Iehab J. Hawatmeh, MBA
Chairman, President and CEO

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

Trevor M. Saliba, MS
Chief Marketing Officer

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

In June 2002 Mr. Saliba filed for personal bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California, which was discharged in March of 2005. The bankruptcy was unrelated to Mr. Saliba's involvement in CirTran.

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

Richard T. Ferrone
Chief Financial Officer

Prior to joining the Company, Mr. Ferrone had headed his own accounting firm, Ferrone and Associates, which he established in Salt Lake City in 1994. Previously, he was vice president and CFO for then-publicly-held GCI Industries,

Inc./Golf Card International for seven years, and served as CFO of Huntsman, Christensen Real Estate and Development Co. Mr. Ferrone had also served as vice president and chief financial officer for BSD Medical Corporation after he started his career with a regional CPA firm in Salt Lake City. Mr. Ferrone has a B.S. in Accounting from the University of Utah, where he also studied for a Master of Professional Accountancy with a tax emphasis.

Fadi Nora
Director

Mr. Nora has been affiliated with ANAHOP, Inc., of Anaheim, Calif., a private firm as a director and a major consultant for several projects and investments opportunities such as the investment in CirTran, NFE records, Focus Media Group, and several other projects. Prior to that, Mr. Nora worked with Prudential Insurance services and its affiliated securities brokerage firm Pru-Bach, as District Sales Manager. Mr. Nora received a B.S. in Business Administration from St. Joseph University, Beirut, Lebanon, in 1982, and an MBA - Masters of Management from the Azusa Pacific University School of Business in 1997. He also received a degree in financial planning from U.C.L.A., and has brokerage licenses in securities, which expired in 2002, real estate, finance, and insurance.

At this time, the Company does not have an audit committee. The Company's Board of Directors acts as the Company's audit committee. Similarly, the Company's Board of Directors has determined that the Company does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

As of the date of this Report, we did not have a nominating committee. Because of the size of our Board of Directors and their involvement in the operation of the Company, the Board feels that it is in the best interest of the Company for the Board to fill the role of a nominating committee. We will continue to review the possible role of a nominating committee, and will take such actions with respect to a nominating committee as we deem to be in the best interest of the Company.

As of the date of this report, there have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Iehab Hawatmeh and Richard Ferrone filed untimely Forms 5. As of the date of this report, Trevor Saliba and Shaher Hawatmeh had not filed Forms 5.

Code of Ethics. The Company has not yet adopted a code of ethics. The Board of Directors anticipates that it will adopt a code of ethics during the second quarter of 2007, and that we will file the code of ethics as an exhibit to our second quarterly report.

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

                         ITEM 10. EXECUTIVE COMPENSATION

                      Compensation Discussion and Analysis

The following is a discussion of the Company's program for compensation of its named executive officers and directors. As of the date of this Report, the Company did not have a compensation committee, and as such, the Company's Board of Directors were responsible for determining the Company's compensation program.

         Compensation Program Objectives

The Company's compensation program is designed to encompass several factors in determining the compensation of the Company's named executive officers. The following are the main objectives of the compensation program for the Company's named executive officers:

         -    Retain qualified officers.
         - Provide overall corporate direction for the officers and also to provide direction that is specific to officer's respective areas of authority. The level of compensation amongst the officer group, in relation to one another, is also considered in order to maintain a high level of satisfaction within the leadership group. We consider the relationship that the officers maintain to be one of the most important elements of the leadership group.
         -    Provide a performance incentive for the officers.

The Company's compensation program is designed to reward the officers in the following areas:

         -    achievement of specific goals;
         -    professional education and development;
         - creativity in the form of innovative ideas and analysis for new programs and projects;
         -    new program implementation;
         -    attainment of company goals, budgets, and objectives;
         -    results oriented determination and organization;
         -    positive and supportive direction for company personnel; and
         -    community involvement.

As of the date of this Report, there were four principal elements of named executive officer compensation. The Board of Directors determines the portion of compensation allocated to each element for each individual named executive officer. The discussions of compensation practices and policies are of historical practices and policies. Our Board of Directors is expected to continue these policies and practices, but will reevaluate the practices and policies as it considers advisable.

         The elements of the compensation program include:

         -    Base salary;
         -    Performance bonus and commissions;
         -    Stock options and stock awards
         -    Employee benefits in the form of:
         -    health and dental insurance;
         -    life insurance;
         -    paid parking and auto reimbursement; and
         -    Other de minimis benefits.

         Base salary

Base salary is intended to provide competitive compensation for job performance and to attract and retain qualified named executive officers. The base salary level is determined by considering several factors inherent in the market place such as: the size of the company; the prevailing salary levels for the particular office or position; prevailing salary levels in a given geographic locale; and the qualifications and experience of the named executive officer.

         Performance bonus and commissions

Bonuses are in large part based on company performance. An EBITDA formula and sales growth are the determining factors used to calculate the performance bonus for the Chief Executive Officer and Chief Operating Officer.

The Marketing Officer receives a performance bonus based on the EBITDA formula and also a commission based on a percentage of sales revenue.

The Chief Financial Officer receives a performance bonus based on performance, as determined by the Board of Directors, at minimum amount that has been established as part of an employment contract.

Policy decisions to waive or modify performance goals have not been a significant factor to date in that there have not been contractual changes made other than the normal renewal or updating of contracts as would be expected as part of an annual review.

         Stock options and stock awards

Stock ownership is provided to enable named executive officers and directors to participate in the success of the Company. The direct or potential ownership of stock will also provide the incentive to expand the involvement of the named executive officer to include, and therefore be mindful of, the perspective of stockholders of the Company.

         Employee benefits

Several of the employee benefits for the named executive officers are selected to provide security for the named executive officers. Most notably, insurance coverage for health, life, and liability are intended to provide a level of protection to that will enable the named executive officers to function without having the distraction of having to manage undue risk. The health insurance also provides access to preventative medical care which will help the named executive officers function at a high energy level, to manage job related stress, and contribute to the overall well being of the named executive officers, all of which contribute to an enhanced job performance.

         Other de minimis benefits

Other de minimis employee benefits such as cell phones, parking, and auto usage reimbursements are directly related to job functions but contain a personal use element which is considered to be a goodwill gesture that contributes to enhanced job performance.

As  discussed  above,   the  Board  of  Directors   determines  the  portion  of
compensation allocated to each element for each individual named executive officer. As a general rule, salary is competitively based while giving consideration to employee retention, qualifications, performance, and general market conditions. Typically, stock options are based on the current market value of the option and how that will contribute to the overall compensation of the named executive officer. Consideration is also given to the fact that the option has the potential for an appreciated future value. As such, the future value may be the most significant factor of the option, but it is also more difficult to quantify as a benefit to the named executive officer.

Accordingly, in determining the compensation program for the Company, as well as setting the compensation for each named executive officer, the Board of Directors attempts to attract the interest of the named executive officer within in the constraints of a compensation package that is fair and equitable to all parties involved.

                                           EXECUTIVE COMPENSATION

                                         SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------
 Name and    Year   Salary    Bonus     Stock       Option    Non-Equity     Change in    All Other     Total
 Principal                              Awards      Grants    Incentive       Pension    Compensation
 Position                                                        Plan        Value and
                                                             Compensation  Nonqualified
                               Or                                            Deferred
                           Commission                                       Compensation
                               (C)                                           Earnings
                      $         $                                                                        $
    (a)       (b)    (c)       (d)        (e)         (f)         (g)           (h)         (i)         (j)
-------------------------------------------------------------------------------------------------------------
Iehab         2006  225,000    57,807      -0-        -0-         -0-           -0-         -0-       282,807
Hawatmeh,
President
and Chief
Executive
Officer
-------------------------------------------------------------------------------------------------------------
Richard       2006  73,845     21,000      -0-         -0-        -0-           -0-         -0-        94,845
Ferrone
Chief
Financial
Officer
-------------------------------------------------------------------------------------------------------------
Trevor        2006  120,000    18,755      -0-         -0-        -0-           -0-         -0-       138,755
Saliba,
Chief
Marketing
Officer
-------------------------------------------------------------------------------------------------------------
Shaher        2006  150,000     7,790      -0-         -0-        -0-           -0-         -0-       157,790
Hawatmeh,
Chief
Operating
Officer
-------------------------------------------------------------------------------------------------------------
Charles Ho    2006      -0-   407,397(C)   -0-        -0-         -0-           -0-         -0-       407,397
President
CirTran
Asia
-------------------------------------------------------------------------------------------------------------

(1) For each of the individuals listed in the table above, "All Other Compensation" would include perquisites including cellular phones, automobile reimbursement, parking reimbursement, life insurance, and health and dental insurance. However, the aggregate value of all such perquisite compensation is less than $10,000 for each of the individuals named in the table above. Additionally, the Company believes that each of the elements of perquisite compensation listed are integrally and directly related to the performance of the executive duties of the individuals listed above, although certain of the elements (including cellular phone use and automobile reimbursement) may have a personal benefit component as well.

               Narrative Disclosure to Summary Compensation Table
               --------------------------------------------------

         Employment Agreements

On July 1, 2004, CirTran Corporation entered into an employment agreement with Iehab Hawatmeh, dated as of June 26, 2004. The agreement, which is for a term of five years and renews automatically on a year-to year basis, provides for a base salary of $225,000, plus a bonus of 5% of our earnings before interest, taxes, depreciation, and amortization, payable quarterly, as well as any other bonus our board of directors may approve. Under the Agreement, Mr. Hawatmeh agreed to serve as our Chief Executive Officer and President and to perform such other duties as delegated by our board of directors. The agreement provides for benefits including health insurance coverage, cell phone, car allowance, life insurance, and D&O insurance. Under the Agreement, Mr. Hawatmeh's employment may be terminated for cause, or upon his death or disability. In the event that Mr. Hawatmeh is terminated without cause, we are obligated to pay him, as a severance payment, an amount equal to five full years of his then-current annual base compensation, half upon such termination and half one year later, together with a continuation of insurance benefits for a period of five years. On January 1, 2007 an Amendment to the Employment Agreement became effective. The Amended Agreement, is for a term of five years and renews automatically on a year-to year basis, provides for a base salary of $295,000, plus a quarterly bonus of 5% of our earnings before interest, taxes, depreciation, and amortization, In addition, an annual bonus payable as soon as practicable after completion of the audit of the Company's annual financial statements equal to 0.5% of the Company's gross sales for the most recent fiscal prior year which exceed 120% of the Company's gross sales for the fiscal year previous thereto plus an additional bonus of 1% of the net purchase price of any acquisitions that are generated by the executive, as well as any other bonus our board of directors may approve. The agreement provides for a grant of options to purchase 5,000,000 shares of the Company's common stock in accordance with the terms of the Company's Stock Option Plan with terms and an exercise price of the fair market value of the Company's common stock on the date of grant. The agreement provides for benefits including health insurance coverage, car allowance, and life insurance.

In May 2006, we entered into a three-year employment contract with Richard Ferrone to serve as the Chief Financial Officer of the Company to perform those duties delegated by the Board of Directors and the President of the Company and all other duties consistent with such description. The term of his employment started on May 15, 2006, and will continue for three years thereafter, unless sooner terminated by either party as provided in the agreement. Thereafter, the agreement will be automatically renewed on a year-to-year basis after the expiration of the initial or any subsequent term of the Agreement unless terminated by either party as provided in the agreement. Mr. Ferrone will receive, commencing on May 15, 2006, a base salary of $120,000 per year. The base salary shall be reviewed by the Board annually and may be increased as determined by the Board. The Board's determination of salary will be based primarily on Mr. Ferrone's ability to meet, and to cause the Company to meet, annually established goals. He is also entitled to a bonus of $42,000 per year, payable in quarterly increments. In addition, he may be granted options to purchase shares of the Company's common stock as determined from time to time by the Board or the Committee established pursuant to the Company's Stock Option Plan. On February 1, 2007 an Amendment to the Employment Agreement became effective. The Amended Agreement, is for a term of three years and renews automatically on a year-to year basis, provides for a base salary of $140,000. The agreement provides for a grant of options to purchase 3,000,000 shares of the Company's common stock in accordance with the terms of the Company's Stock Option Plan with terms and an exercise price of the fair market value of the Company's common stock on the date of grant. The agreement provides for benefits including health insurance coverage, and life insurance

On July 1, 2004, CirTran Corporation entered into an employment agreement with Trevor Saliba, dated as of June 26, 2004. The agreement, which is for a term of three years and renews automatically on a year-to year basis, provides for a base salary of $120,000, plus a bonus of 1% of our gross sales generated directly by Mr. Saliba, a bonus of 5% of all gross investments made into CirTran which are directly generated and arranged by Mr. Saliba, a bonus of 1% of the net purchase price of any acquisitions completed by us which are directly generated and arranged by Mr. Saliba (payable in CirTran common stock), as well as any other bonus our board of directors may approve. Under the Agreement, Mr. Saliba agreed to serve as our Executive Vice President of Sales and Marketing, and to perform such other duties as delegated by our board of directors. The agreement provides for benefits including health insurance coverage, cell phone, car allowance, life insurance, and D&O insurance. Under the Agreement, Mr. Saliba's employment may be terminated for cause, or upon his death or disability. In the event that Mr. Saliba is terminated without cause, we are obligated to pay him, as a severance payment, an amount equal to one years' salary. If the Agreement expires of its terms or is terminated for any reason, Mr. Saliba may not compete with us for a period of one year from the date of termination of the agreement. Mr. Saliba also agreed not to solicit our employees or customers, or attempt to induce anyone to cease doing business with us for a period of two years after the termination of the agreement. On January 1, 2007 an amendment to the Employment Agreement became effective. The agreement, which is for a term of five years and renews automatically on a year-to year basis, provides for a base salary of $200,000, plus (i) a monthly bonus of 1% of gross sales generated by the executive and 0.5% of the Company's gross sales generated from employees reporting to the executive, (ii) a bonus of 1% of the net purchase price of any acquisitions that are generated by the executieve, payable in the form of the common stock of the Company and (iii) a bonus of 5% of all gross investments make into the Company that are directly generated and arranged by the executive. The agreement provides for a grant of options to purchase 4,000,000 shares of the Company's common stock in accordance with the terms of the Company's Stock Option Plan with terms and an exercise price of the fair market value of the Company's common stock on the date of grant. The agreement provides for benefits including health insurance coverage, car allowance, and life insurance.

On July 1, 2004, we also entered into an employment agreement, dated as of June 26, 2004, with Shaher Hawatmeh, the brother of Iehab Hawatmeh. The agreement, which is for a term of three years and renews automatically on a year-to year basis, provides for a base salary of $150,000, plus a bonus of 1% of our earnings before interest, taxes, depreciation, and amortization, payable quarterly, as well as any other bonus our board of directors may approve. Under the Agreement, Mr. Shaher Hawatmeh agreed to serve as our Chief Operating
Officer, and to perform such other duties as delegated by our board of directors. The agreement provides for benefits including health insurance coverage, cell phone, life insurance, and D&O insurance. Under the Agreement,

Mr. Shaher Hawatmeh's employment may be terminated for cause, or upon his death or disability. In the event that Mr. Shaher Hawatmeh is terminated without cause, we are obligated to pay him, as a severance payment, an amount equal to one years' salary. If the Agreement expires of its terms or is terminated for any reason, Mr. Shaher Hawatmeh may not compete with us for a period of one year from the date of termination of the agreement. Mr. Shaher Hawatmeh also agreed not to solicit our employees or customers, or attempt to induce anyone to cease doing business with us for a period of two years after the termination of the agreement. On January 1, 2007 an amendment to the Employment Agreement became effective. The agreement, which is for a term of five years and renews automatically on a year-to year basis, provides for a base salary of $210,000, plus a quarterly bonus of 2.5% of our earnings before interest, taxes, depreciation, and amortization, plus an annual bonus of 0.1% of gross sales which exceed 120% of gross sales for the previous year and a bonus of 5% of all gross investments make into the Company that are directly generated and arranged by the executive. The agreement provides for a grant of options to purchase 4,000,000 shares of the Company's common stock in accordance with the terms of the Company's Stock Option Plan with terms and an exercise price of the fair market value of the Company's common stock on the date of grant. The agreement provides for benefits including health insurance coverage, car allowance and life insurance.

On June 15, 2004, our subsidiary, CirTran-Asia, entered into an employment agreement with Charles Ho. The agreement, which is for a term of three years and renews automatically on a year-to year basis, provides that for each additional product that Mr. Ho procures pursuant to the agreement between CirTran-Asia and Michael Casey Enterprises, LTD., Mr. Ho shall be entitled to receive such compensation as provided for in that agreement in the form of options to purchase shares of CirTran common stock. Under the Agreement, CirTran-Asia will not provide benefits to Mr. Ho, and his employment may be terminated for cause, or upon his death or disability. If the Agreement expires of its terms or is terminated for any reason, Mr. Ho may not compete with us for a period of one year from the date of termination of the agreement. Mr. Ho also agreed not to solicit our employees or customers, or attempt to induce anyone to cease doing business with us for a period of two years after the termination of the agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL 2006 YEAR-END

-----------------------------------------------------------------------------------------------------------------------------
             |                       Option Awards                            |               Stock Awards                   |
-----------------------------------------------------------------------------------------------------------------------------
    Name      Number of     Number of       Equity      Option      Option      Number      Market     Equity      Equity
              Securities    Securities     Incentive    Exercise   Expiration    of       Value of    Incentive   Incentive
              Underlying    Underlying       Plan       Price        Date      Shares      Shares       Plan        Plan
              Unexercised  Unexercised      Awards:       ($)                  or Units   or Units     Awards:     Awards:
              Options        Options       Number of                           of Stock   of Stock     Number      Market
              (#)              (#)        Securities                             That       That         of          or
              Exercisable  Unexercisable  Underlying                           Have Not   Have Not     Unearned     Payout
                                          Unexercised                          Vested      Vested       Shares,    Value of
                                           Unearned                               (#)        ($)        Units,      Unearned
                                            Options                                                    or Other    Shares,
                                              (#)                                                       Rights      Units,
                                                                                                        That       or Other
                                                                                                       Have Not     Rights
                                                                                                        Vested      That
                                                                                                         (#)       Have Not
                                                                                                                    Vested
                                                                                                                      ($)
    (a)          (b)           (c)            (d)         (e)         (f)        (g)         (h)        (i)           (j)
------------- -----------  -------------  ------------  ---------  ----------  ----------  ----------  ----------  ----------
Iehab            -0-           -0-            -0-         N/A         N/A         -0-         -0-         -0-         -0-
Hawatmeh,
CEO
------------- -----------  -------------  ------------  ---------  ----------  ----------  ----------  ----------  ----------
Richard          -0-           -0-            -0-         N/A         N/A         -0-         -0-         -0-         -0-
Ferrone, CFO
------------- -----------  -------------  ------------  ---------  ----------  ----------  ----------  ----------  ----------
Trevor           -0-           -0-            -0-         N/A         N/A         -0-         -0-         -0-         -0-
Saliba, CMO
------------- -----------  -------------  ------------  ---------  ----------  ----------  ----------  ----------  ----------
Shaher           -0-           -0-            -0-          N/A        N/A         -0-         -0-         -0-         -0-
Hawatmeh,
COO
------------- -----------  -------------  ------------  ---------  ----------  ----------  ----------  ----------  ----------
Charles Ho,      -0-           -0-            -0-         N/A         N/A         -0-         -0-         -0-         -0-
President
CirTran Asia
------------- -----------  -------------  ------------  ---------  ----------  ----------  ----------  ----------  ----------

(1) Two Officers of the company exercised shares of stock that had been awarded from to them from the 2004 Stock Option Program. Trevor Saliba, Chief Marketing Officer, exercised a total of 3,000,000 shares, and Shaher Hawatmeh, Chief Operating Officer, exercised a total of 2,000,000 shares during 2006.

                                            DIRECTOR COMPENSATION
                                          For Fiscal Year Ended 2006

--------------- ------------ ----------- ------------- ------------- ------------ ------------- ------------
     Name          Fees         Stock       Option      Non-Equity    Change in    All Other       Total
                 Earned or     Awards       Awards      Incentive      Pension    Compensation      ($)
                  Paid in        ($)         ($)           Plan       Value and       ($)
                   Cash                                Compensation  Nonqualified
                    ($)                                    ($)        Deferred
                                                                     Compensation
                                                                      Earnings
                                                                         ($)

     (a)            (b)          (c)         (d)          (e)            (f)          (g)           (h)
--------------- ------------ ----------- ------------- ------------- ------------ ------------- ------------
Iehab               -0-          -0-         -0-           -0-           -0-          -0-           -0-
Hawatmeh
(Note 1)
--------------- ------------ ----------- ------------- ------------- ------------ ------------- ------------
Trevor  Saliba      -0-          -0-         -0-           -0-           -0-          -0-           -0-
(Note 1)
--------------- ------------ ----------- ------------- ------------- ------------ ------------- ------------
Raed  Hawatmeh      -0-          -0-         -0-           -0-           -0-          -0-           -0-
(Note 2)
--------------- ------------ ----------- ------------- ------------- ------------ ------------- ------------

(1) Iehab Hawatmeh and Trevor Saliba also served as executive officers of the Company during the fiscal year ended December 31, 2006. They received compensation for their services as executive officers, set forth above in the Summary Compensation Table. They did not receive any additional compensation for their services as directors of the Company.

(2) Mr. Raed Hawatmeh resigned as a director of the Company on May 10, 2006. During his term of service in 2006, he did not receive any compensation for his services as director of the Company.

         The Company does not have standing audit, nominating, or compensation committees. Those functions are performed by the board of directors.

         Please note: On February 1, 2007, Fadi Nora was appointed to the Company's Board of Directors.

Options issuable in connection with Manufacturing Agreement -- On June 10, 2004, we entered into an exclusive manufacturing agreement with certain Developers, including Charles Ho, the President of CirTran-Asia. Under the terms of the agreement, we, through our wholly owned subsidiary CirTran-Asia, have the exclusive right to manufacture certain products developed by the Developers or any of their affiliates. In connection with this agreement, we identified seven products, in connection with which we agreed to issue options to purchase shares common stock to the Developers upon the sale, shipment and payment for specified amounts of units of a the identified products, as set forth below. The options will be exercisable at $0.06 per share, vest on the grant date and expire one year after issuance. The schedule of units and potential options that will be issued follows:


----------------------------------------------------------------------------------------------------------------------
Product                     Initial     Options for      Each Multiple of      Options for Each    Options Issued
                             Units      Initial Units    Units Above Initial   Multiple of Units   Through January 29,
                                        Sold(1)          Units                                     2007
----------------------------------------------------------------------------------------------------------------------
Ab King Pro                 500,000        500,000            100,000             100,000           1,500,000 (3)
----------------------------------------------------------------------------------------------------------------------
Ab Roller                   500,000        500,000            200,000             100,000               ________-
----------------------------------------------------------------------------------------------------------------------
Ab Trainer Club Pro          25,000        500,000             15,000             100,000               ________-
----------------------------------------------------------------------------------------------------------------------
Instant Abs                 100,000        500,000             50,000             100,000               ________-
----------------------------------------------------------------------------------------------------------------------
Hot Dog Express (2)         300,000      1,000,000            100,000             200,000               ________-
----------------------------------------------------------------------------------------------------------------------
Condiment Caddy             200,000        250,000            100,000             100,000               ________-
----------------------------------------------------------------------------------------------------------------------
Denise Austin Pilates       200,000        500,000            100,000             100,000               ________-
----------------------------------------------------------------------------------------------------------------------

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

(3) Of the options issued in connection with this product, Mr. Ho received 500,000, and two other developers each received 500,000 options. All of these options expired of their terms in January 2006.

As of January 29, 2007, we had issued a total of 1,500,000 options pursuant to the agreement relating to the Ab King Pro, but had not received sufficient orders or shipped sufficient quantities of the other products listed in the table to trigger the issuance of additional options. Of the 1,500,000 options issued, Mr. Ho received 500,000 options. The 1,500,000 options were issued with an exercise price of $0.06 per share, and all 1,500,000 options expired in January 2006 pursuant to their terms.

During 2004, Mr. Ho received approximately $157,400 in commissions in connection with the manufacturing agreement. During 2005, Mr. Ho received approximately $460,200 in commissions in connection with the manufacturing agreement. During 2006, Mr. Ho received approximately $328,000 in commissions in connection with the manufacturing agreement.

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

As of December 31, 2006, 40,000,000 options to purchase shares of common stock and no stock purchase rights have been granted under the 2004 Plan. Therefore, the 2004 Plan had been fully distributed.

Securities authorized for issuance under equity compensation plans

The following table sets forth information about the Company's equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under the specified plan through April 16, 2007.

------------------------------  ------------------------------  -------------------------  ----------------------------

                                                                                           Number of securities
                                Number of securities to be      Weighted average           remaining available for
                                issued upon exercise of         exercise  price of         future issuance under
                                outstanding options,            outstanding options,       equity compensation plans
Plan Category                   warrants, and rights            warrants, and rights
------------------------------  ------------------------------  -------------------------  ----------------------------
Equity compensation plans
approved by shareholders
                                _______0__________               ________0________          ________0________
------------------------------  ------------------------------  -------------------------  ----------------------------
Equity compensation plans       2002 Plan:       500 options    2002 Plan:  $0.0001/share   2002 Plan:  0 options
not approved by shareholders
                                2003 Plan: 3,750,000 options    2003 Plan:  $0.014/share    2003 Plan:  0 options

                                2004 Plan: 5,000,000 options    2004 Plan:  $0.027/share    2004 Plan:  0 options

------------------------------  ------------------------------  -------------------------  ----------------------------

Total                           10,750,500 (1)                  $0.026/share                0
------------------------------  ------------------------------  -------------------------  ----------------------------

(1) 2,000,000 options were effectively granted to Mr. Nasiff under the terms of an employment agreement. The options are to be issued from a plan which has not been adopted, but are included in the table total as being outstanding.

                           ITEM 11. SECURITY OWNERSHIP
                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS

The  following  table sets forth the number and  percentage  of the  687,350,529 outstanding shares of our common stock which, according to the information supplied to us, were beneficially owned, as of January 1, 2007, by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security. Each director, officer, or 5% or more shareholder, as the case may be, has furnished us information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

--------------------------------------------------------------------------------
                                                                        Percent
Name and Address                     Relationship      Common Shares    of Class
--------------------------------------------------------------------------------
Saliba Private Annuity Trust (1)     5%                  75,698,990      11.01%
115 S. Valley Street                 Shareholder
Burbank, CA 91505
--------------------------------------------------------------------------------
Iehab J. Hawatmeh (4)                Director,           65,000,000       9.39%
4125 South 6000 West                 Officer
West Valley City, Utah 84128         and 5%
                                     Shareholder
--------------------------------------------------------------------------------
Raed Hawatmeh (3)                    Former Director     24,000,000       3.46%
10989 Bluffside Drive
Studio City, CA 91604
--------------------------------------------------------------------------------
Trevor Saliba (2)                    Director            11,300,000       1.63%
13848 Valleyheart Drive
Sherman Oaks, CA 91423
--------------------------------------------------------------------------------
Charles Ho                           Officer of                   0       0.00%
4125 South 6000 West                 Subsidiary of
West Valley City, Utah 84128         Company
--------------------------------------------------------------------------------
Shaher Hawatmeh (5)                  Chief Operating      5,000,000       0.72%
4125 South 6000 West                 Officer
West Valley City, Utah 84128
--------------------------------------------------------------------------------
Richard T. Ferrone (6)               Chief Financial      3,000,000       0.44%
4125 South 6000 West                 Officer
West Valley City, Utah 84128
--------------------------------------------------------------------------------
Fadi Nora (7)                        Director            20,000,000       2.90%
4125 South 6000 West
West Valley City, Utah 84128
--------------------------------------------------------------------------------
All Officers and Directors                              104,300,000      14.79%
as a Group (5 persons)
--------------------------------------------------------------------------------
_______________

(1) Includes 13,189,620 shares held by the Saliba Living Trust. Thomas L. Saliba and Betty R. Saliba are the trustees of The Saliba Living Trust and Thomas L. Saliba is the sole trustee of The Saliba Private Annuity Trust. These persons control the voting and investment decisions of the shares held by the respective trusts. Mr. Thomas L. Saliba is a nephew of the grandfather of Mr. Trevor Saliba, one of our directors and officers. Mr. Trevor Saliba is one of five passive beneficiaries of Saliba Private Annuity Trust and has no control over its operations or management. Mr. Saliba disclaims beneficial control over the shares indicated.
(2) Includes options to purchase up to 4,000,000 shares each that can be exercised anytime at exercise prices of $0.02 per share.
(3) Includes options to purchase up to 6,250,000 shares that can be exercised anytime at exercise prices of $0.02 - $0.03 per share. Raed Hawatmeh resigned from the Company's Board of Directors on May 10, 2006.
(4) Includes options to purchase up to 5,000,000 shares each that can be exercised anytime at exercise prices of $0.02 per share.
(5) Includes options to purchase up to 4,000,000 shares each that can be exercised anytime at exercise prices of $0.02 per share.
(6) Includes options to purchase up to 3,000,000 shares each that can be exercised anytime at exercise prices of $0.02 per share.
(7) Includes options to purchase up to 2,000,000 shares each that can be exercised anytime at exercise prices of $0.02 per share. Mr. Nora also has warrants to purchase an additional 10,000,000 shares of common stock, with exercise prices ranging from $0.15 to $0.25 per share, which are subject to a lock down agreement (discussed in the "Recent Developments" section) and, as such, were not exercisable as of the date of this report. Accordingly, such warrants were excluded from Mr. Nora's information in the table above.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                            AND DIRECTOR INDEPENDENCE

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

As of April 16, 2007, no further loans had been made to the Company from Abacas.

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

As of the date of this Report, the Company's common stock traded on the OTC Bulletin Board (the "Bulletin Board"). The Bulletin Board does not impose on the Company standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. Nevertheless, the Company has undertaken to appoint one individual to its Board of Directors, Mr. Fadi Nora, who is independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

         Specifically, Mr. Nora

         - has not been any time during the past three years, employed by the Company or by any parent or subsidiary of the Company;

         - has not accepted or had a family member who accepted any compensation from the Company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence.

         - is not a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

         - is not, or does not have a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000.

         - is not, or does not have a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

         - is not, or does not have a family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.


                                ITEM 13. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.       Document
-----------       --------

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

10.47 Subscription Agreement between CirTran Corporation and IandR Properties, LLC (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 14, 2005, and incorporated herein by reference).

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

10.55 Securities Purchase Agreement between CirTran Corporation and Cornell Capital Partners, LP, dated as of December 30, 2005 (previously filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 6, 2006, and incorporated herein by reference).

10.56 Form of 5% Convertible Debenture, due July 30, 2008, issued by CirTran Corporation (previously filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 6, 2006, and incorporated herein by reference).

10.57             Investor   Registration   Rights  Agreement   between  CirTran
                  Corporation and Cornell Capital Partners, LP, dated as of December 30, 2005 (previously filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 6, 2006, and incorporated herein by reference).

10.58             Security  Agreement  between  CirTran  Corporation and Cornell
                  Capital Partners, LP, dated as of December 30, 2005 (previously filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 6, 2006, and incorporated herein by reference).

10.59 Escrow Agreement between CirTran Corporation, Cornell Capital Partners, LP, and David Gonzalez dated as of December 30, 2005 (previously filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 6, 2006, and incorporated herein by reference).

10.60 Form of Warrant issued to Cornell Capital Partners, LP, dated as of December 30, 2005 (previously filed as an exhibit to Current Report on Form 8-K filed with the Commission on January 6, 2006, and incorporated herein by reference).

10.61             Settlement   Agreement  and  Mutual  Release  between  CirTran
                  Corporation and Howard Salamon d/b/a/ Salamon Brothers, dated as of February 10, 2006

10.62 Settlement Agreement by and among Sunborne XII, LLC, CirTran Corporation, and others named therein, dated as of January 26, 2006

10.63 Employment Agreement with Richard Ferrone (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on May 15, 2006, and incorporated here in by reference).

10.64 Marketing and Distribution Agree between CirTran Corporation and Harrington Business Development, Inc., dated as of October 24, 2005 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 19, 2006, and incorporated here in by reference).

10.65 Amendment to Marketing and Distribution Agree between CirTran Corporation and Harrington Business Development, Inc., dated as of March 31, 2006 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 19, 2006, and incorporated here in by reference).

10.66 Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of June 15, 2006.

10.67 Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of June 15, 2006.

10.68 Assignment and Exclusive Services Agreement, dated as of April 1, 2006, by and among Diverse Talent Group, Inc., Christopher Nassif, and Diverse Media Group Corp. (a wholly owned subsidiary of Cirtran Corporation).

10.69 Employment Agreement between Christopher Nassif and Diverse Media Group Corp., dated as of April 1, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).

10.70 Loan Agreement dated as of May 24, 2006, by and among Diverse Talent Group, Inc., Christopher Nassif, and Diverse Media Group Corp (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).

10.71 Promissory Note, dated May 24, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).

10.72 Security Agreement, dated as of May 24, 2006, by and between Diverse Talent Group, Inc., and Diverse Media Group Corp. (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).

10.73 Fraudulent Transaction Guarantee, dated as of May 24, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).

10.74 Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of May 24, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).

10.75 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).

10.76 Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).

10.77 Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).

10.78 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).

10.79 Asset Purchase Agreement, dated as of June 6, 2006, by and between Advanced Beauty Solutions, LLC, and CirTran Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 13, 2006, and incorporated here in by reference).

10.80 Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of June 30, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

10.81 Warrant for 20,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

10.82 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

10.83 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

10.84 Warrant for 23,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

10.85 Marketing and Distribution Agreement, dated as of April 24, 2006, by and between Media Syndication Global, LLC, and CirTran Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 10, 2006, and incorporated here in by reference).

10.86 Lockdown Agreement by and between CirTran Corporation and Cornell Capital Partners, LP, dated as of July 20, 2006.*

10.87 Lockdown Agreement by and among CirTran Corporation and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of July 20, 2006.*

10.88 Talent Agreement between CirTran Corporation and Holyfield Management, Inc., dated as of March 8, 2006.*

10.89 Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of August 10, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

10.90 Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of August 10, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

10.91             Amended  Lock Down  Agreement  by and among  the  Company  and
                  ANAHOP,  Inc.,  Albert  Hagar,  and  Fadi  Nora,  dated  as of
                  November 15, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

10.92 Amended Lock Down Agreement by and between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

10.93 Amendment to Debenture and Registration Rights Agreement between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

10.94 Amendment Number 2 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007
                  (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference).

10.95 Amendment Number 4 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007(previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference).

10.96 Licencing and Marketing Agreement with Arrowhead Industries, Inc. dated February 13, 2007.

10.97             Amendment to Employment  Agreement for Iehab  Hawatmeh,  dated
                  January 1, 2007

10.98             Amendment to Employment  Agreement for Shaher Hawatmeh,  dated
                  January 1, 2007

10.99             Amendment to  Employment  Agreement for Trevor  Siliba,  dated
                  January 1, 2007

10.100 Amendment to Employment Agreement for Richard Ferrone dated February 7, 2007

21                Subsidiaries of the Registrant

31.1              Certification of Chief Executive Officer
31.2              Certification of Chief Financial Officer
32.1              Certification  Chief  Executive  Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2              Certification  Chief  Financial Officer Pursuant to 18  U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Hansen Barnett and Maxwell, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 and 2005 were $107,539 and $96,174, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for assurance and related services by Hansen Barnett and Maxwell, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2006 and 2005 were $0 and $0, respectively.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005, for professional services rendered by Hansen Barnett and Maxwell for tax compliance, tax advice, and tax planning, for those fiscal years were $5,535 and $4,300, respectively. Services provided included preparation of federal and state income tax returns.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005, for products and services provided by Hansen Barnett and Maxwell other than those services reported above, for those fiscal years were $0 and $0, respectively.

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

                                     CIRTRAN CORPORATION


Date:  April 16, 2007                By: /s/ Iehab J. Hawatmeh, President
                                        ----------------------------------------
                                              (Principal Executive Officer)

Date:  April 16, 2007                By: /s/ Richard Ferrone
                                        ----------------------------------------
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 16, 2007
                                                  Iehab J. Hawatmeh
/s/ Iehab Hawatmeh                                President , and Director
-------------------------
Date: April 16, 2007
                                                  Richard Ferrone
/s/ Richard Ferrone                               Chief Financial Officer
-------------------------
Date: April 16, 2007
                                                  Fadi Nora
/s/ Fadi Nora                                     Director
-------------------------
Date:  April 16, 2007
                                                  Trevor Saliba,
/s/ Trevor Saliba                                 Director
-------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon are filed as part of this Form 10-KSB:



                                                                        Page

       Report of Independent Registered Public Accounting Firm           F-2

       Consolidated Balance Sheets as of December 31, 2006
       and 2005                                                          F-3

       Consolidated Statements of Operations for the Years
       Ended December 31, 2006 and 2005                                  F-4

       Consolidated  Statement of Stockholders' Equity
       (Deficit) for the Years Ended December 31, 2005
       and 2006                                                          F-5

       Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2006 and 2005                                  F-6

       Notes to Consolidated Financial Statements                        F-8

HANSEN, BARNETT & MAXWELL, P.C.
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS                Registered with the Public Company
             AND                                Accounting Oversight Board
    BUSINESS CONSULTANTS
   5 Triad Center, Suite 750
 Salt Lake City, UT 84180-1128
     Phone: (801) 532-2200
      Fax: (801) 532-7944
        www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and the Stockholders
CirTran Corporation

We have audited the accompanying consolidated balance sheets of CirTran Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, has suffered losses from operations and has negative working capital raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted statement of Financial Accounting Standards No. 123 (R), Share Based Payment, effective January 1, 2006.



                                                 HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 16, 2007

                    CIRTRAN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


December 31,                                        2006              2005
--------------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents                      $      146,050    $    1,427,865
Trade accounts receivable, net
  of allowance for doubtful accounts
  of $14,181 and $158,374, respectively               982,096         3,358,981
Inventory, Net of reserve of $866,354
  and $751,296, respectively                        1,960,013         2,271,604
Prepaid Deposits                                       80,925           142,188
Line of Credit                                        241,744                 -
Other                                                 213,212           252,941
--------------------------------------------------------------------------------
  Total Current Assets                              3,624,040         7,453,579

Investment in Securities, at Cost                     300,000           300,000

Deferred Offering Costs, Net                          296,103           322,896

Long Term Receivable                                1,665,000                 -

Property and Equipment, Net                         2,678,454         2,686,737

Intellectual Property, Net                          2,451,408            30,685

Other Assets, Net                                     114,733           108,000
--------------------------------------------------------------------------------

Total Assets                                   $   11,129,738    $   10,901,897
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                               $    1,135,527    $    1,239,519
Accrued liabilities                                   607,649         1,222,018
Deferred revenue                                      191,396           119,945
Derivative liability                                3,362,626         4,910,303
Convertible Debenture                               2,746,047           996,252
Current maturities of long-term notes
  payable                                             444,436            12,610
Notes payable to stockholders                               -            95,806
--------------------------------------------------------------------------------
  Total Current Liabilities                         8,487,681         8,596,453

Long-Term Notes Payable, Less Current
  Maturities                                        1,023,110         1,037,390
--------------------------------------------------------------------------------

  Total Liabilities                                 9,510,791         9,633,843
================================================================================

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $0.001;
  authorized 750,000,000 shares;
  issued and outstanding shares:
  656,170,424 and 583,368,569                         656,165           583,364
Additional paid-in capital                         23,210,461        20,012,000
Subscription receivable                               (66,000)                -
Accumulated deficit                               (22,181,679)      (19,327,310)
--------------------------------------------------------------------------------
  Total Stockholders' Equity                        1,618,947         1,268,054
--------------------------------------------------------------------------------
Total Liabilities and Stockholders'
  Equity                                       $   11,129,738    $   10,901,897
================================================================================

   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended December 31,                    2006             2005
--------------------------------------------------------------------------------

Net Sales                                      $    8,739,208    $   12,992,512
Cost of Sales                                      (5,274,684)       (6,706,135)
Writedown of carrying value of inventories           (115,058)          (38,089)
--------------------------------------------------------------------------------

   Gross Profit                                     3,349,466         6,248,288
--------------------------------------------------------------------------------

Operating Expenses
 Selling, general and administrative expenses       5,951,001         5,923,075
 Non-cash employee compensation expense                65,629           135,000
--------------------------------------------------------------------------------
   Total Operating Expenses                         6,016,630         6,058,075
--------------------------------------------------------------------------------

    Income (Loss) From Operations                  (2,667,164)          190,213
--------------------------------------------------------------------------------

Other Income (Expense)
 Interest                                          (3,032,229)       (1,225,252)
 Gain on forgiveness of debt                            6,930           337,761
 Gain on derivative valuation                       2,838,094           169,570
--------------------------------------------------------------------------------
   Total Other Expense, Net                          (187,205)         (717,921)
--------------------------------------------------------------------------------

Net Loss                                       $   (2,854,369)   $     (527,708)
================================================================================

Basic and diluted loss per common share        $            -    $            -
--------------------------------------------------------------------------------
Basic and diluted weighted-average
 common shares outstanding                        630,467,984       554,085,007
--------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.


                                           CIRTRAN CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                      FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006



                                   Common Stock               Additional
                                      Number                   Paid-in      Subscription   Accumulated
                                    of Shares      Amount      Capital       Receivable      Deficit         Total
------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2004        474,118,569  $  474,114  $  16,083,455   $         -   $  (18,799,602) $  (2,242,033)

Shares issued for purchase of
PFE                                 20,000,000      20,000        780,000             -                -        800,000

Shares issued for settlement
of notes payable and
accrued interest                    51,250,000      51,250      2,004,694             -                -      2,055,944

Shares issued for notes payable
and accrued interest                13,000,000      13,000        491,371             -                -        504,371

Options granted to employees,
consultants and attorneys                    -           -        229,330             -                -        229,330

Exercise of stock options
by directors and employees          18,500,000      18,500        429,000             -                -        447,500

Exercise of stock options by
consultants and attorneys            6,500,000       6,500         (5,850)            -                -            650


Net loss                                     -           -              -             -         (527,708)      (527,708)
------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2005       583,368,569      583,364     20,012,000             -      (19,327,310)     1,268,054

Shares issued for
settlement expense                   4,000,000       4,000        460,187             -                -        464,187


Shares issued for conversion of
debentures and accrued interest     37,373,283      37,372      1,973,105             -                -      2,010,477

Options granted to employees,
consultants and attorneys                    -           -        104,545             -                -        104,545

Exercise of stock options by
consultants and attorneys            3,500,000       3,500         (3,150)            -                -            350

Exercise of stock options for
employee receivable                  2,605,263       2,605         63,395       (66,000)               -              -

Shares and warrants issued
in private placement                21,428,572      21,429        495,274             -                -        516,703

Exercise of stock options
by directors and employees           3,894,737       3,895        105,105             -                -        109,000

Net loss                                     -           -              -             -       (2,854,369)    (2,854,369)
------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2006       656,170,424   $  656,165  $  23,210,461   $  (66,000)   $  (22,181,679) $   1,618,947
========================================================================================================================


                        The accompanying notes are an integral part of these financial statements.

                                                          F-5

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,                     2006               2005
--------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                       $   (2,854,369)   $     (527,708)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                      526,428           324,955
   Accretion expense                                2,467,394           826,124
   Provision for doubtful accounts                   (144,193)          117,231
   Provision for obsolete inventory                   115,058            38,089
   Gain on forgiveness of debt                         (6,930)         (337,761)
   Non-cash compensation expense                       65,616           135,000
   Deferred offering costs expensed                         -            68,000
   Amortization of loan discount and
    loan costs                                              -           108,719
  Intrinsic value of options issued
    to employees                                            -            67,168
  Loan costs and interest withheld
    from loan proceeds                                161,793            12,000
  Stock and warrants issued for
    settlement expense                                      -           654,153
  Options issued to attorneys and
    consultants for services                           59,851           217,330
  Change in valuation of derivative                (2,838,094)         (169,568)
  Accrued Interest Expense                                  -           111,986
 Changes in assets and liabilities:
   Trade accounts receivable                          106,078        (2,128,289)
   Other receivables                                        -           (99,879)
   Prepaid Deposits                                   142,188                 -
   Inventories                                        572,533          (855,940)
   Prepaid expenses and other assets                 (182,929)         (277,987)
   Accounts payable                                   (85,018)          291,143
   Accrued liabilities                                284,638          (446,455)
   Deferred revenue                                  (119,945)          119,945
   Intangibles                                       (112,500)                -
--------------------------------------------------------------------------------

   Total adjustments                                1,011,968        (1,224,036)
--------------------------------------------------------------------------------

 Net cash used in operating activities             (1,842,401)       (1,751,744)
--------------------------------------------------------------------------------

Cash flows from investing activities
Cash acquired with PFE acquisition                   (304,725)           39,331
Intangibles purchased with cash                      (587,643)                -
ABS assets acquired with cash                      (1,125,000)                -
Cash issued for long term receivble                  (241,744)                -
Purchase of property and equipment                          -          (295,346)
--------------------------------------------------------------------------------

 Net cash used in investing activities             (2,259,112)         (256,015)
--------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from notes payable to  stockholders          855,000           123,220
Payments on notes payable to stockholders          (1,033,300)                -
Proceeds from convertible debentures                1,500,000                 -
Proceeds from stock issued in private
  placement                                         1,500,000                 -
Proceeds from notes payable, net of cash
  paid for offering costs                                   -         3,102,067
Principal payments on notes payable                   (17,453)                -
Proceeds from notes payable to related  parties             -            95,586
Proceeds from exercise of options and
  warrants to purchase common stock                         -            33,000
Exercise of options issued to attorneys
  and consultants for services                         15,451               650
--------------------------------------------------------------------------------

 Net cash provided by financing activities          2,819,698         3,354,523
--------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                 (1,281,815)        1,346,764

Cash and cash equivalents at beginning
  of year                                           1,427,865            81,101
--------------------------------------------------------------------------------

Cash and cash equivalents at end of
  period                                       $      146,050    $    1,427,865
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



For the Year Ended December 31,                          2006           2005
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information

Cash paid during the period for interest             $    17,785    $   173,300
Cash paid during the period for income taxes                   -              -

Noncash investing and financing activities

Acquisition of PFE Properties, LLC for stock
  and assumption of note payable                               -      1,868,974
Common stock issued for settlement of note
  payable and accrued interest                                 -      2,148,913
Deposit applied to purchase of property and
  equipment                                                    -        100,000
Issuance of stock and options for settlement
  of litigation                                          464,187        411,402
Reclassification of accounts receivable to
  notes receivable from
ABS settlement                                         1,665,000              -
Stock options exercised for settlement of
  accrued interest and accrued compensation               54,000              -
Stock issued for settlement of notes payable
  and accrued interest                                 2,010,477        233,500
Loan costs included in notes payable                           -         50,850
ABS assets acquired in exchange for
  guaranteed payment and reduction of claim            1,185,000              -
Options exercised for stock through
  subscription receivable                                 66,000              -
Warrants issued with derivative liability
  features                                               983,297              -
Options granted and exercised in partial
  settlement of payable                                   18,974              -
Debt and warrants issued with embedded
  derivative liability feautures                       1,317,597              -
Exchange of accrued liabilities for note
  payable                                                 82,494              -
Stock options exercised for settlement
  of notes payable to stockholders                             -         46,000
Loan fees incurred as part of convertible
  debenture                                                    -        380,765
Convertible debenture proceeds used to
  settle notes payable outstanding                             -      2,315,850
Initial recognition of derivative  liability                   -      5,079,872






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

In March 2005, the Company acquired a 100% ownership interest in PFE Properties, LLC ("PFE") (see Note 5). PFE remains a separate LLC due to liability issues after the acquisition. The Company has continued to make intercompany lease payments under the 2003 lease, which have been eliminated in consolidation.

In December 2005, the Company incorporated CirTran Products, Inc.("CTP"), a Utah corporation, as a wholly owned subsidiary. CTP was formed to offer products for sale at wholesale and retail. The new division is run from the Company's Los Angeles Office. During 2006 CTP was wholesaling the True Ceramic Pro Flat Iron, under the terms of an exclusive marketing agreement with two direct marketing companies. The product is being produced in China and is shipped directly to the customer.

In March 2006, the Company formed Diverse Media Group Corporation ("DMG"), a wholly owned subsidiary to provide services to the direct response and entertainment industries. On May 26, 2006, DMG entered into an assignment and exclusive services agreement with Diverse Talent Group, Inc., a California corporation, and Christopher Nassif ("DT"). The Services Agreement has a 5 year term and was made effective as of April 1, 2006. Pursuant to the Services Agreement, DMG and DT entered into an exclusive operating relationship whereby DMG agreed to outsource its talent agency operations to DT and to provide financing to DT to assist in DT 's growth. Under the Services Agreement, DMG and DT created a relationship whereby DT Group would operate exclusively under the DMG business structure. As compensation for services provided, DMG agreed to pay to DT a percentage of the agency fees for the talent contracts entered into between DT and its clients. The percentage ranges from 62.5% to 85%, depending on the type of talent contract and the amount of gross compensation paid under the talent contract. During 2006, all talent contracts qualified under the 85% of gross profit.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation, CirTran-Asia Inc, CirTran Products, Inc., Diverse Media Group, Inc., and PFE Properties, LLC. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition - Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment. Returns for defective items are repaired and sent back to the customer. Historically, expenses associated with returns have not been significant and have been recognized as incurred.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

The Company has also recorded revenue using a "Bill and Hold" method of revenue recognition. The Securities & Exchange Commission ("SEC") in SAB 104 imposes several requirements to be met in order to recognize revenue prior to shipment of product.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


The Commission's criteria are the following:
         (i)      The risks of ownership must have passed to the buyer
         (ii) The customer must have made a fixed commitment to purchase the goods, preferably in written documentation;
         (iii) The buyer, not the seller, must request that the transaction be on a bill and hold basis. The buyer must have a substantial business purpose for ordering the goods on a bill and hold basis
         (iv) There must be a fixed schedule for delivery of the goods. The date for delivery must be reasonable and must be consistent with the buyer's business purpose (e.g., storage periods are customary in the industry);
         (v) The seller must not have retained any specific performance obligations such that the earning process is not complete;
         (vi) The ordered goods must have been segregated from the seller's inventory and not be subject to being used to fill other orders; and
         (vii) The equipment [product] must be complete and ready for shipment

In effect, the Company secures a contractual agreement from the customer to purchase a specific quantity of goods; however, shipment of the product is scheduled for release over a specified period of time. The result is that the Company maintains the customer's inventory, on site, until all releases have been issued.

Agency fees are recognized when they are earned. This occurs only after the talent, represented by the Company, has received payment for the services from the buyer. The buyer remits funds to a trust checking account after all payroll tax liabilities have been deducted from the gross amount due the talent. The talent is paid the net amount, less the Company commission, (which is approximately 10% of the gross amount due the talent) from the trust account. The remainder of funds in the trust account, typically 10%, is then distributed to the Company and recognized as revenue.

Cash and Cash Equivalents - The Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

Inventories - Inventories are stated at the lower of average cost or market value. Costs include labor, material and overhead. Overhead costs are based on indirect costs allocated to cost of sales, work-in-process inventory and finished goods inventory. Indirect overhead costs have been charged to cost of sales or capitalized as inventory based on management's estimate of the benefit of indirect manufacturing costs to the manufacturing process.

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

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


Preproduction Design and Development Costs - The Company incurs certain costs associated with the design and development of molds and dies for its contract manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. The Company holds title to all molds and dies. At December 31, 2006 and 2005 the Company held $100,000 and $100,000, respectively, in deposits. Capitalized costs associated with molds and dies included in property and equipment at December 31, 2006 and 2005 was $1,022,200 and $761,200.

Property and Equipment - Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in operating results.

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $526,428 and $324,955, respectively.

Patents - Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patent costs are amortized over the estimated useful life of the patent.

Impairment of Long-Lived Assets -The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2006, the Company does not consider any of its long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 - 7 years. Amortization expense was $213,420 and $5,114 for the years ended December 31, 2006 and 2005, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in earnings (losses) in the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of derivative instruments are re-measured each quarter.

Advertising Costs - The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 were $16,560 and $33,111, respectively.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment ("SFAS 123R") for its stock-based compensation plan. The Company previously accounted for this plan under the recognition and measurement

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


principles of Accounting Standards No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for the Company's stock-based options granted under its compensation plans, since the intrinsic value of the options was zero. The pro forma effects on net income and earnings per share for the options and awards granted under the plans were instead disclosed in a note to the consolidated financial statements. Under SFAS 123R, all stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service period, which is typically through the date the options vest.

The Company adopted SFAS 123R using the modified prospective method. Under this method, all stock-based options and awards granted prior to January 1, 2006 that remained outstanding as of that date, compensation cost was recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS 123 for pro forma and disclosure purposes. No such options were outstanding as of January 1, 2006. There were 5,500,000 options granted from the 2004 Plan during the year ended December 31, 2006, that resulted in $65,616 in compensation costs which would have previously been presented in a pro forma disclosure, as discussed above.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its stock-based compensation awards for periods prior to adoption of SFAS 123R:

                                                                 Year Ended
                                                                December 31,
                                                                    2005
   --------------------------------------------------------------------------
   Net loss, as reported                                      $     (527,708)
   Add:  Stock-based  employee compensation expense
   included in net loss                                              364,330
   Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards                                                   (211,247)
   --------------------------------------------------------------------------

   Pro forma net loss                                         $     (374,625)
   --------------------------------------------------------------------------

   Basic and diluted loss per common share as reported        $            -
   --------------------------------------------------------------------------

   Basic and diluted loss per common share pro forma          $            -
   --------------------------------------------------------------------------

Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


bases of assets, liabilities, the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

Use of Estimates - In preparing the Company's financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Concentrations of Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2006 and 2005, this allowance was $14,181 and $158,374, respectively.

During the year ended December 31, 2006, sales to two customers accounted for 16% and 15% of net sales, respectively. Sales from both of these customers were part of the contract manufacturing segment. Account receivables from one customer equaled 56% of consolidated accounts receivable at December 31, 2006, which created a concentration of credit risk.

During the year ended December 31, 2005, sales to two customers accounted for 27% and 10% of net sales, respectively. Sales from both of these customers were part of the contract manufacturing segment. Account receivables from one customer equaled 71% of consolidated accounts receivable at December 31, 2005, which created a concentration of credit risk

At December 31, 2006, the Company had approximately $15,700 of funds in excess of FDIC insured limits.

Fair Value of Financial Instruments - The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes payable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value.

Loss Per Share - Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 440,178,571 and 228,673,577 in potentially issuable common shares at December 31, 2006 and 2005, respectively. The potentially issuable common shares at December 31, 2006 and 2005 were excluded from the calculation of diluted loss per share because the effects are anti-dilutive.

Reclassifications - Certain reclassifications have been made to the financial statements to conform to the current year presentation.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


New Accounting Standards - In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R which is an amendment to SFAS 123. This new standard eliminates the ability to account for share-based compensation transactions using APB 25 and requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the Company's financial statements. This new standard is effective for interim and annual periods beginning after December 15, 2005. The Company implemented SFAS No. 123R in the first quarter of 2006. The adoption of SFAS No. 123R did not have a material impact on the Company's consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company adopted the provisions of SFAS 151 on January 1, 2006. The adoption of SFAS 151 did not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets ("SFAS 153"). SFAS 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions," to eliminate the exception for non-monetary exchanges of similar productive assets. The Company adopted the provisions of SFAS 153 on January 1, 2006. The adoption of SFAS 153 did not have a material impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company adopted the provisions of SFAS 154 on January 1, 2006. The adoption of SFAS 154 did not have a material impact on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


In June of 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of SFAS No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. This FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

On September 15, 2006 the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). The new standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

SFAS 157 is effective for fiscal years beginning after November 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations since the Company is currently using the fair value method of reporting under SFAS 133.

In September 2006 the SEC issued Staff Accounting Bulletin ("SAB") 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company will be required to apply this pronouncement to accounting changes and corrections of errors made in fiscal years beginning after November 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In December 2006 the FASB issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles
(GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

The Company will be required to apply this statement effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of the adoption of this statement. It is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $2,854,369 and $527,708 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


2005, the Company had an accumulated deficit of $22,181,679 and $19,327,310, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $1,842,401 and $1,751,744 for the years ended December 31, 2006 and 2005, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The Company has several new programs in development. These programs represent a new direction for the Company into consumer products contract manufacturing and marketing. These new programs have the potential to carry higher profit margins than electronic manufacturing and as a result, the Company is investing substantial resources into developing these activities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - INVESTMENT IN SECURITIES AT COST

On April 13, 2004, the Company entered into a stock purchase agreement with an unrelated party under which the Company purchased 400,000 shares of the investee's Series B Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $300,000 cash. This purchase was made at fair value. The Preferred Shares are convertible, at the Company's option, into an equivalent number of shares of investee common stock, subject to adjustment. The Preferred Shares are not redeemable by the investee. As a holder of the Preferred Shares, the Company has the right to vote the number of shares of investee common stock into which the Preferred Shares are convertible at the time of the vote. The investment represents less than a 5% interest in the investee. The investment does not have a readily determinable fair value and is stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired. The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. No indicators of impairment were noted for the years ended December 31, 2006 or 2005.

Separate from the purchase of the Preferred Shares, the Company and the investee also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services handling most of the investee's manufacturing operations from material procurement to complete finished box-build of all of investee products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party. Sales under this agreement totaled $140,223 and $163,473 for the years ended December 31, 2006 and 2005, respectively.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                            2006              2005
        ---------------------------------------------------------------
        Raw materials                  $      873,265    $      924,101
        Work-in process                       463,023           144,993
        Finished goods                        623,725         1,202,510
        ---------------------------------------------------------------
                                       $    1,960,013    $    2,271,604
        ---------------------------------------------------------------

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


During 2006 and 2005, write downs of $115,058 and $38,090, respectively, were recorded to reduce items considered obsolete or slow moving to their market value.

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

The balance sheet of PFE as of March 31, 2005, is presented as follows:

        Current Assets                                    $       98,535

        Property and Equipment                                 1,770,439
                                                          --------------
          Total Assets Acquired                                1,868,974
                                                          --------------

        Accounts Payable                                          18,974

        Mortgage Note Payable                                  1,050,000
                                                          --------------
          Total Liabilities Assumed                            1,068,974
                                                          --------------

          Net Assets Acquired                             $      800,000
                                                          ==============

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Estimated
                                                                 Service Lives
                                       2006          2005          in Years
--------------------------------------------------------------   -------------
Land                              $   360,000    $    360,000         N/A
Building                            1,410,439       1,410,439          39
Production equipment                3,855,770       3,584,140         5-10
Leasehold improvements                997,714         997,714         7-10
Office equipment                      218,651         185,556         5-10
Other                                  31,660          47,789         3- 7
--------------------------------------------------------------
Total Property and Equipment        6,874,234       6,585,638

Less accumulated depreciation       4,195,780       3,898,901
--------------------------------------------------------------

Property and Equipment, Net       $ 2,678,454    $  2,686,737
--------------------------------------------------------------

NOTE 7 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consist of the following:

                                                                  Estimated
                                                                 Service Lives
                                       2006          2005          in Years
--------------------------------------------------------------   -------------
Infomercial Development Costs     $   112,500    $          -          7
Patents                                35,799          35,799          7
ABS Informerical                    1,186,382               -          5
Trademark                           1,220,068               -          7
Copywrite                             115,193               -          7
-------------------------------------------------------------
Total Intellectual Property       $ 2,669,942    $     35,799

Less accumulated amortization         218,534           5,114
-------------------------------------------------------------

Intellectual Property, Net        $ 2,451,408    $     30,685
-------------------------------------------------------------

The estimated amortization expenses for the next five years are in the table below:

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


             Year Ending December 31,
             -------------------------------------------------------
                     2007                               $   416,612
                     2008                                   416,612
                     2009                                   416,612
                     2010                                   416,612
                     2011                                   416,612
             -------------------------------------------------------
                     Total                              $ 2,083,060
             -------------------------------------------------------

On June 6, 2006, the Company and Advance Beauty Solutions ("ABS") signed an agreement (the "Asset Purchase Agreement"), subject to the ABS Bankruptcy Court approving the Asset Purchase Agreement and granting the Sale Motion, approving the settlement and compromise of certain disputed claims against ABS. Pursuant to the settlement of ABS's bankruptcy proceedings and the Asset Purchase Agreement, the Company has an allowed claim against the ABS's estate in the amount of $2,350,000, of which $750,000 is to be credited to the purchase of substantially all of ABS's assets. Under the settlement, the Company shall be allowed to participate as a general unsecured creditor of ABS's estate in the amount of $1,600,000 on a pari passu basis with the $2,100,000 general unsecured claim of certain insiders of ABS and subject to the prior payment of certain secured, priority, and non-insider claims in the amount of approximately $1,507,011.

Under the Asset Purchase Agreement, the Company agreed to purchase substantially all of ABS's assets in exchange for:

         (i)  a cash payment in the amount of $1,125,000;
         (ii) a reduction of CirTran's allowed claim in the Bankruptcy Case by $750,000; the assumption of any assumed liabilities; and the obligation to pay ABS a royalty equal to $3.00 per TrueCeramic Pro flat iron unit sold by ABS (the "Royalty Obligation").

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders -- During June 2006, the Company received from a stockholder, an interest-free, demand loan, the amount of $110,837, which was recorded as a note payable to the stockholder. In August 2006, the Company made a payment to the stockholder, which repaid the entire balance ($110,837) of the loan.

At December 31, 2005, the Company owed $95,806 on an interest-free, demand loan, to one of its stockholders. In 2006, the Company repaid the outstanding balance of the note.

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

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Settlement of Litigation - In January 2006, the Company settled a lawsuit related to an alleged breach of facilities sublease agreement involving facilities located in Colorado. The lawsuit had been previously settled in 2002, and subsequent proceedings by the plaintiff in December 2005, arising from the Company's default of its obligations under the 2002 settlement resulted in the plaintiff's filing of a confession of judgment against the Company. Following negotiations with the plaintiff, the Company settled the remaining claim for $200,000 cash. This amount was recorded as an accrued liability at December 31, 2005, and payment, in full, was made in January 2006.

As of December 31, 2005, the Company was in default of its obligations under the settlement agreement pertaining to the sublease involving facilities located in Colorado. A registration statement with respect to the escrowed shares was not filed and the Company did not replace the escrowed shares with registered, free-trading shares as per the terms of the agreement. The plaintiff filed a confession of judgment and proceeded with execution thereon. The shares in escrow were released and issued as partial settlement of $92,969 on the note payable outstanding. The second settlement was recorded as an accrued liability at December 31, 2005, and payment, in full, was made in January 2006.

During 2003 and 2004, an investment firm filed suits in the U.S. District Court for the District of Utah seeking payment of a commission consisting of common stock valued at $1,750,000 for allegedly introducing the Company to Cornell Capital. The case had been previously dismissed in a New York court.

On February 24, 2006 the Company entered into a settlement agreement with the investment firm. The Company issued 4,000,000 shares of restricted stock with a fair value of $0.044 per share. Warrants were also issued to purchase 7,000,000 shares of the Company's common stock with an exercise price of $0.05 cents per share and a life of five years. The value of the shares and warrants of $464,186 was accrued in 2005 as an accrued liability.

Litigation - During the years ended December 31, 2005 and 2006, the Company determined that the statute of limitations had expired for various vendors. Amounts of $174,990 and $6,930, respectively, were written off and recorded as a gain on forgiveness of debt. However, there can be no assurance that any or all of these vendors will agree with the Company's determination, and the Company may be subject to claims or litigation in the future.

In addition, various vendors have notified the Company that they believe they have claims against the Company totaling $32,472. The Company has determined the probability of realizing any loss on these claims is remote. The Company has made no accrual for these claims and is currently in the process of negotiating the dismissal of these claims with the various vendors.

Registration Rights - In May 2005, in connection with the Company's issuance of a convertible debenture to Highgate (See Note 11), the Company granted to the Highgate registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company filed the registration statement on September 23, 2005, the registration statement was declared effective on August 11, 2006.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


In December 2005, in connection with the Company's issuance of a convertible debenture to Cornell (See Note 11), the Company granted to the Cornell registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 32,608,696 shares and 10,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. On January 12, 2007 the Company entered into an agreement which extended the filing deadline of the registration statement until June 1, 2007.

In August 2006, in connection with the Company's issuance of a convertible debenture to Cornell (See Note 11), the Company granted to the Cornell registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 74,291,304 shares and 15,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. On January 12, 2007 the Company entered into an agreement which extended the filing deadline of the registration statement until June 1, 2007.

On July 20, 2006, the Company entered into a lockdown agreement with Cornell (the "Cornell Agreement") and related to the first Cornell Debenture. Pursuant to the Cornell Agreement, Cornell agreed that it would not convert any of the principal or interest on the Cornell Debenture or exercise any of the Warrants granted to Cornell until the Company had taken the steps necessary to increase its authorized capital. As such, the Company was able to lock down 106,900,000 shares underlying the Cornell Debenture and 25,000,000 shares underlying the Cornell Warrants.

On May 24, 2006, the Company closed a private placement of shares of its common stock and warrants in which it issued 14,285,715 shares of the Company's common stock to ANAHOP, and issued warrants to purchase up to an additional 30,000,000 shares of common stock to designees of ANAHOP for $1,000,000. With respect to the shares underlying the warrants, the Company granted piggyback registration rights as follows: (A) once all of the warrants with an exercise price of $0.15 have been exercised, the Company agreed to include in its next registration statement the resales of the shares issued upon exercise of the $0.15 warrants;
(B) once all of the warrants with an exercise price of $0.25 have been exercised, the Company agreed to include in its next registration statement the resales of the shares issued upon exercise of the $0.25 warrants; and (C) once all of the warrants with an exercise price of $0.50 have been exercised, the Company agreed to include in its next registration statement the resales of the shares issued upon exercise of the $0.50 warrants. The Company did not grant any registration rights with respect to the shares. The shares and the warrants were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The Company used the proceeds for working capital and general business purposes, including the purchase of the assets of ABS (see Note 7).

On June 30, 2006, the Company agreed to sell 28,571,428 shares of its common stock to ANAHOP for $2,000,000 if all tranches of the sale close. The Company also issued warrants to purchase up to an additional 63,000,000 shares of its common stock to designees of ANAHOP. The Company granted piggyback registration

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


rights as follows: (A) once all of the warrants with an exercise price of $0.15 have been exercised, the Company agreed to include in its next registration statement the resales of the shares issued upon exercise of the $0.15 warrants;
(B) once all of the warrants with an exercise price of $0.25 have been exercised, the Company agreed to include in its next registration statement the resales of the shares issued upon exercise of the $0.25 warrants; and (C) once all of the warrants with an exercise price of $0.50 have been exercised, the Company agreed to include in its next registration the resales of the shares issued upon exercise of the $0.50 warrants. The Company did not grant any registration rights with respect to the Shares sold in the June private placement. During the 2006, ANAHOP paid $500,000, of first tranche payments in exchange for 7,172,857 shares of stock in the Company.

The Shares sold in the June 2006 private placement were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The Company intends to use the proceeds from the Private Offering for working capital and general business purposes.

On July 20, 2006, the Company entered into a lockdown agreement with ANAHOP, (the "ANAHOP Agreement"), Albert Hagar, and Fadi Nora, and related to the private placement transactions discussed above. Albert Hagar and Fadi Nora were the designees to whom ANAHOP assigned the 30,000,000 warrants. Pursuant to the ANAHOP Agreement, Hagar and Nora agreed that they would not exercise any of the warrants they received in connection with the either private offerings until the Company had taken the steps necessary to increase its authorized capital. Additionally, ANAHOP agreed that it would not make the second tranche payment to purchase the second tranche shares until the Company had taken the steps necessary to increase its authorized capital. As such, under the ANAHOP Agreement, the Company was able to lock down 21,428,571 shares, and 93,000,000 shares underlying the warrants issued to Hagar and Nora in the private placements.

Accrued Payroll Tax Liabilities - The Utah State Tax Commission entered into an agreement to allow the Company to pay the tax liability owing to the State of Utah in equal monthly installments of $4,000. Through December 2005, the Company had made the required payments. The balance owed to the State of Utah as of December 31, 2005, was $98,316, consisting of $69,741 in payroll taxes and $28,576 in penalties and interest. In January 2006, the Company paid the $98,316 balance due. In addition the State of Utah has a lien against the Company for payment of penalties and interest related a predecessor company. The Company does not consider this to be a claim that is likely to result in a liability against the Company and is currently working with legal counsel to resolve the matter.

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

In connection with this agreement the Company issued options to purchase 1,500,000 shares common stock to the Developers for the sale, shipment and payment of over 200,000 units of a fitness product. The options were to be exercisable at $0.06 per share, vested on the grant date (See Note 16). The options were never exercised and accordingly, they expired in June 2006. The term of the options agreement was for a 24 month period which started in June 2004 and terminated in June 2006.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2006 and 2005:

                                                      2006            2005
--------------------------------------------------------------------------------

Mortgage payable to a bank, interest at 12.50%,
 monthly payments of $10,938 to $12,699 through
 November 2008, unpaid principal due in full
 December 2008, secured by building              $  1,038,501    $    1,050,000

Court Estate Note Payable (See Note 12)               429,045

--------------------------------------------------------------------------------
Total Notes Payable                              $  1,467,546    $    1,050,000

Less current maturities                              (444,436)          (12,610)
--------------------------------------------------------------------------------

Long-Term Portion of Notes Payable               $  1,023,110    $    1,037,390
--------------------------------------------------------------------------------

Mortgage Note Payable -- In conjunction with the acquisition of PFE, the Company assumed a mortgage note payable for $1,050,000. The note bears interest at 12.5% per annum. Interest only payments were required through January 2006. Starting in February 2006, principal and interest payments have been required based on a twenty-year amortization of the note. The entire balance of principal and unpaid interest will be due in December 2008.

The following is a schedule of future maturities on the notes payable:

                Year Ending December 31,
                ----------------------------------------------------
                         2007                                 15,392
                         2008                              1,023,110
                ----------------------------------------------------
                         Total                           $ 1,038,502
                ----------------------------------------------------

Court Estate Note Payable - Under an Asset Purchase Agreement (See Note 7), which is a part of the ABS Bankruptcy Agreement, there is an obligation to pay ABS a royalty (See Note 14).

NOTE 11 - CONVERTIBLE DEBENTURES

Highgate - On May 26, 2005, the Company entered into an agreement with Highgate to issue to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture is due December 2007 and is secured by all of the Company's property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2006 was $163,884.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


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

As discussed in Note 9, the Company granted Highgate registration rights related to the issuance of the debenture.

The Company determined that certain conversion features of the Debenture fell under derivative accounting treatment. As of December 31, 2006 the carrying value of the Debenture was $1,807,191. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the face value of $2,850,000. The fair value of the derivative liability as of December 31, 2006 was $1,256,510.

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

In January 2006, Highgate converted $750,000 of its convertible debenture into 24,193,548 shares of the Company's common stock at a conversion rate of $0.031 per share, per the conversion terms of the convertible debenture.

In September 2006, Highgate converted $150,000 of its convertible debenture into 8,051,530 shares of the Company's common stock at a conversion rate of $0.01863 per share, per the conversion terms of the convertible debenture.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


In November 2006, Highgate converted $100,000 of accrued interest of its convertible debenture into 5,128,205 shares of the Company's common stock at a conversion rate of $0.019 per share, per the conversion terms of the convertible debenture.

Cornell - On December 30, 2005, the Company entered into an agreement with Cornell to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008 and has a security interest of all the Company's property, subordinate to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, Cornell may elect to convert principal amounts owing on the Cornell Debenture into shares of the Company's common stock at a conversion price equal to an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire Cornell Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at December 31, 2006 was $74,589.

Cornell's right to convert principal amounts into shares of the Company's common stock is limited as follows:

         (i) Cornell may convert up to $250,000 worth of the principal amount plus accrued interest of the Cornell Debenture in any consecutive 30-day period when the market price of the Company's stock is $0.10 per share or less at the time of conversion;
         (ii) Cornell may convert up to $500,000 worth of the principal amount plus accrued interest of the Cornell Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.10 per share at the time of conversion; provided, however, that Cornell may convert in excess of the foregoing amounts if the Company and Cornell mutually agree; and
         (iii) Upon the occurrence of an event of default, Cornell may, in its sole discretion, accelerate full repayment of the debenture outstanding and accrued interest thereon or may convert the Debenture and accrued interest thereon into shares of the Company's common stock.

Except in the event of default, Cornell may not convert the Cornell Debenture for a number of shares that would result in Cornell owning more than 4.99% of the Company's outstanding common stock.

The Cornell Debenture was issued with 10,000,000 warrants with an exercise price of $0.09 per share that vest immediately and have a three year life.

As discussed in Note 9, the Company granted Cornell registration rights related to the issuance of the Cornell Debenture and warrants.

The Company determined that the conversion features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of December 31, 2006 the carrying value of the Cornell Debenture was $580,594. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability conversion as of December 31, 2006 was $782,991.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


In connection with the Cornell Debenture, Cornell agreed that it could not convert any amount of principal or interest of the Cornell Debenture in accordance with the terms and conditions of the Lockdown Agreement by and between the Company and Cornell, until the Company has effectuated an increase in its authorized capital. The Company and Cornell also agreed that in the event that the Company had not effectuated such increase in its authorized capital by October 30, 2006, which was subsequently extended to December 31, 2006, and then to June 1, 2007, such failure would constitute an event of default on parallel with those set forth in the purchase agreement and subject to the same consequences as those listed above.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture. As such, of the total Cornell Debenture of $1,500,000, the net proceeds to the Company were $1,370,000. The proceeds were used for general corporate and working capital purposes, at the Company's discretion.

As of April 16, 2007, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Cornell - On August 23, 2006, the Company entered into another agreement with Cornell, relating to the issuance by the Company of a 5% Secured Convertible Debenture, due April 23, 2009, in the aggregate principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2006 was $26,712.

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

Cornell is entitled to convert, at its option, all or part of the principal amount owing under the August Debenture into shares of the Company's common stock at a conversion price equal one hundred percent (100%) of the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date.

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

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


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

In connection with the August Purchase Agreement, the Company also agreed to grant to Cornell warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of the Company's common stock. The Warrants have an exercise price of $0.06 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred.

In connection with the issuance of the August Debenture, the Company granted Cornell registration rights related to the issuance of the August Debenture and warrants (See Note 9).

The Company determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of December 31, 2006 the carrying value of the August Debenture was $358,262. The carrying value will be accreted each quarter over the life of the Cornell August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the August Debenture, excluding the warrants, as of December 31, 2006 was $922,333.

In connection with the Cornell Debenture, Cornell agreed that it could not convert any amount of principal or interest of the Cornell Debenture in accordance with the terms and conditions of the Lockdown Agreement by and between the Company and Cornell, until the Company has effectuated an increase in its authorized capital. The Company and Cornell also agreed that in the event that the Company had not effectuated such increase in its authorized capital by October 30, 2006, which was subsequently extended to December 31, 2006, then was subsequently extended to June 1, 2007, such failure would constitute an event of default on parallel with those set forth in the Purchase Agreement and subject to the same consequences as those listed in the Purchase Agreement.

In connection with the issuance of the August Debenture, fees of $135,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the August Debenture. As such, of the total August Debenture of $1,500,000, the net proceeds to the Company were $1,365,000. The proceeds were used for general corporate and working capital purposes, at the Company's discretion.

As of April 16, 2007, Cornell had not converted any of the August Debenture into shares of the Company's common stock.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - PRIVATE PLACEMENT OF COMMON STOCK

On May 24, 2006, the Company closed a private placement of shares of the Company's common stock and warrants (the "May Private Offering"). Pursuant to a securities purchase agreement (the "Agreement"), the Company issued 14,285,715 shares of common stock (the "May Shares") to ANAHOP, Inc., a California corporation ("ANAHOP"). The consideration paid for the May Shares was $1,000,000. In addition to the Shares, the Company issued warrants (the
"Warrants") to designees of ANAHOP to purchase up to an additional 30,000,000 shares of common stock.

The Company used the proceeds from the May Private Offering, in part, to finance the cash purchase portion of the Company's acquisition of the assets of ABS, following approval of the Bankruptcy Court.

On June 30, 2006, the Company closed a second private placement of shares of its common stock and warrants (the "June Private Offering"). Pursuant to a securities purchase agreement (the "Agreement"), the Company agreed to issue 28,571,428 shares of common stock (the "June Shares") to ANAHOP. The total consideration to be paid for the June Shares will be $2,000,000 if all tranches of the sale close.

Pursuant to the Agreement, 3ANAHOP agreed to pay $300,000 at the time of closing, and an additional $200,000 within 30 days of the closing. (The payments of $300,000 and $200,000 are referred to collectively as the "First Tranche Payment.") Upon the receipt of the First Tranche Payment, the Company agreed to issue a certificate or certificates to the Purchaser representing 7,142,857 of the June Shares.

The remaining $1,500,000 is to be paid by the ANAHOP as follows:

         (i) No later than thirty calendar days following the date on which any class of the Company's capital stock is first listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock Exchange, ANAHOP agreed to pay an additional $500,000 to the Company; and

         (ii) No later than sixty calendar days following the date on which any class of the Company's capital stock is first listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock Exchange, ANAHOP agreed to pay an additional $1,000,000 to the Company. (The payments of $500,000 and $1,000,000 are referred to collectively as the "Second Tranche Payment.")

Upon receipt by the Company of the Second Tranche Payment, the Company agreed to issue a certificate or certificates to ANAHOP representing the remaining 21,428,571 June Shares.

Additionally, once the Company has received the Second Tranche Payment, the Company agreed to issue warrants to designees of ANAHOP to purchase up to an additional 63,000,000 shares.

The Company used the proceeds from the June Private Placement for general corporate purposes and working capital.

NOTE 13 - LEASES

During 2005, the Company leased a satellite office in Los Angeles, California. This office is used for sales and promotions. The Company entered into a two-year sublease agreement with an unrelated party on October 24, 2005.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


During 2006, the Company leased a satellite office in Bentonville, Arkansas. This office is used for sales and promotions. The Company entered into a two-year sublease agreement with an unrelated party on November 15, 2006.

The following is a schedule of future minimum lease payments under the operating leases:

                Year Ending December 31,
                ----------------------------------------------------
                         2007                            $    62,519
                         2008                                 16,171
                ----------------------------------------------------
                         Total                           $    78,690
                ----------------------------------------------------

The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $67,414 and $55,410 for the years ended December 31, 2006 and 2005, respectively.

Additionally, the Company had a lease for a facility in China that expired in 2006. The lease was not renewed by the Company and the Company is currently using the office space provided under the terms of an agreement with Uking. (Uking is a sales organization in China that is owned by Mr. Charles Ho who is also the President of CirTran Asia.).

NOTE 14 - ROYALTY OBLIGATION

Under the Asset Purchase Agreement (See Note 7), which is a part of the ABS Bankruptcy Agreement, there is an obligation to pay ABS a royalty equal to $3.00 per True Ceramic Pro flat iron unit sold by ABS (the "Royalty Obligation"). The Royalty Obligation is capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the 2 year anniversary of the closing, then, within 30 days of such anniversary, the Company agreed to pay ABS an amount equal to $435,000 less the royalty payments made to date. Pursuant to the court-approved settlement, payments under the Royalty Obligation will be made in the following order:

         (i) The Royalty Obligation payments will be made exclusively to Inventory Capital Group, Inc. ("ICG") and Media Funding Corporation ("MFC") (collectively, the "Secured Parties") until (i) the Secured Parties have been paid in full on account of their $1,243,208 secured claim, or (ii) the Secured Parties have been paid $100,000 in payments under the Royalty Obligation, whichever comes first.
         (ii) The next $70,000 Royalty Obligation payments will be made to a service provider to ABS (in the amount of $50,000) and to an individual with an allowed claim (in the amount of $20,000).
         (iii) Following the payments to the Secured Parties and others as set forth immediately above, the remaining Royalty Obligation payments will be used for distribution to allowed general unsecured claims not including those of the Company and certain insiders with unpaid notes (the "Insider Noteholders").
         (iv) Following payments as set forth in (a), (b), and (c) above, the Royalty Obligation payments will be shared pro rata among the Insider Noteholders (with a total allowed aggregate claim of $2,100,000), and the Company (with a general unsecured claim in the amount of $1,600,000), until paid in full. The total claims against ABS's estate that must be paid before the Company begins to share in the Royalty Obligation payments is $435,000.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2006, the Company had paid $5,955 in royalties.

NOTE 15 - INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2006 and 2005, were as follows:

                                                     2006              2005
--------------------------------------------------------------------------------
Deferred Income Tax Assets:
  Inventory reserve                              $    323,150    $      280,233
  Bad debt reserve                                      5,290           102,903
  Vacation reserve                                     23,252            26,602
  Research and development credits                     27,285            27,285
  Net operating loss carryforward                   6,655,708         4,676,769
  Depreciation                                          1,766                 -
  Intellectual property                               135,172           101,095
  Derivative liability                                 96,485                 -
--------------------------------------------------------------------------------

    Total Deferred Income Tax Assets                7,268,108         5,214,887
  Valuation allowance                              (7,268,108)       (5,213,178)

  Deferred Income Tax Liability - depreciation              -            (1,709)
--------------------------------------------------------------------------------

  Net Deferred Income Tax Asset                  $          -    $            -
--------------------------------------------------------------------------------

The Company has sufficient long-term deferred income tax assets to offset the deferred income tax liability related to depreciation. The long-term deferred income tax assets relate to the net operating loss carryforward and the intellectual property.

The Company has sustained net operating losses in both periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit presented for the years ended December 31, 2006 and 2005.

As of December 31, 2006, the Company had net operating loss carryforwards for tax reporting purposes of approximately $15,521,609. These net operating loss carryforwards, if unused, begin to expire in 2019. Utilization of approximately $1,193,685 of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership. The realization of tax benefits relating to net operation loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed below.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


In November 2004, the Internal Revenue Service (IRS) accepted the Company's Amended Offer in Compromise (the "Offer") to settle delinquent payroll taxes, interest and penalties. The acceptance of the Offer required the Company to pay $500,000. Additionally, the Offer required the Company to remain current in its payment of taxes for 5 years, and the Company may not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes in an amount equal to the taxes waived by the offer in compromise of $1,455,767.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2006 and 2005:

                                                     2006             2005
--------------------------------------------------------------------------------
Benefit at statuatory rate (34%)                 $   (970,484)   $     (179,421)
Non-deductible expenses                                30,758            21,399
Change in valuation allowance                       2,054,930           161,970
State tax benefit, net of federal tax benefit         (94,194)          (17,416)
Return to provision                                (1,021,010)           13,468
--------------------------------------------------------------------------------

Net Benefit from Income Taxes                    $          -    $            -
--------------------------------------------------------------------------------

NOTE 16 - STOCKHOLDERS' EQUITY

Common Stock Issuances -- During the year ended December 31, 2006, the Company issued the following shares of restricted common stock:

         37,373,283 shares for payment of $900,000 principal and $100,000 of interest on the debenture to Highgate House Funds, Ltd. (See Note 10.)

         4,000,000 shares, with a fair value of $0.044 per share in settlement of an agreement with the investment firm. (See Note 9)

         21,428,572 shares were purchases by ANAHOP, Inc. in two separate transactions. (See Note 11)

During the year ended December 31, 2005, the Company issued 51,250,000 shares of the Company's restricted common stock for payment of principal and accrued interest on the note to Abacus. (See Note 8.)

During the year ended December 31, 2005, the Company issued 10,000,000 shares of the Company's restricted common stock for payment of accrued rent and accrued interest of $411,402. Because the rent was owed to a related party, no gain or loss on forgiveness of debt was recognized.

During the year ended December 31, 2005, the Company issued 3,000,000 shares of the Company's restricted common stock as partial payment on a note payable for $92,969. (See Note 9.)

On March 31, 2005, the Company acquired a 100% interest in PFE for 20,000,000 shares of the Company's restricted common stock. (See Note 10)

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


Non-Employee Options - During the year ended December 31, 2006, 3,500,000 previously issued options were exercised by counsel for proceeds of $350. During the year ended December 31, 2006, the Company granted options to purchase 1,500,000 shares of common stock to attorneys, as discussed in Note 17.

During the year ended December 31, 2005, the Company granted options to purchase 7,000,000 shares of common stock to counsel for the Company as discussed in Note
17. During 2005, 5,000,000 of these options and 1,500,000 previously issued options were exercised by counsel for proceeds of $650.

Employee Options - During the year ended December 31, 2006, 6,500,000 options were exercised for compensation expense of $34,526, settlement of loan to a shareholder of $54,000, and an employee receivable of $66,000.

A total of 18,500,000 options were exercised during the year ended December 31, 2005, for $33,000 in cash, $135,000 in compensation, $256,500 in accrued compensation, and $23,000 as payment on a shareholder note payable. The $135,000 of compensation was recorded in conjunction with the cashless exercise of 3,000,000 of the options.

NOTE 17 - STOCK OPTIONS AND WARRANTS

Stock-Based Compensation - The Company accounts for options and warrants issued to, directors, officers employees, and non-employees, at their fair value in accordance with Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R").

Stock Option Plan - During November 2003, the Company adopted the 2003 Stock Option Plan (the "2003 Plan") with 35,000,000 shares of common stock reserved for issuance there under. Also, during December 2004, the Company adopted the 2004 Stock Option Plan (the "2004 Plan") with 40,000,000 shares of common stock reserved for issuance thereunder. The Company's Board of Directors administers the plans and has discretion in determining the employees, directors, independent contractors and advisors who receive awards, the type of awards (stock, incentive stock options or non-qualified stock options) granted, and the term, vesting, and exercise prices.

Employee Options - During the year ended December 31, 2006, the Company granted options to purchase 4,000,000 shares of common stock to employees. The options were valued at $29,590.

The Company also granted options to purchase 2,500,000 shares of common stock to Christopher Nassif under the terms of an employment agreement. The options had an exercise price of $0.05 per share and expire five years after the date of the options. Twenty percent of the options vested at the signing of the agreement on May 25, 2006, and 20% each of the next four years on the anniversary of the signing, subject to Mr. Nassif's continued employment. None of these options were exercised in 2006.

During the year ended December 31, 2005, the Company granted options to purchase 19,000,000 shares of common stock to directors and employees of the Company pursuant to the 2004 Plan. These options are five year options that vested on the date of grant. The related exercise prices ranged from $0.022 to $0.027 per share.

Non-Employee Options - During year ended December 31, 2006, the Company granted options to purchase 1,500,000 shares of common stock to legal counsel with and

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


exercise price of $0.0001 per share. The options were five year options and vested on the date granted. Legal expense of $59,851 was recorded for the fair value of options issued.

During the year ended December 31, 2005, the Company granted options to purchase 7,000,000 shares of common stock to counsel for the Company with an exercise price of $0.0001 per share. The options were five year options and vested on the date granted. Legal expense of $195,803 was recorded for the fair value of options issued.

Developer Options - During the year ended December 31, 2005, the Company granted options to purchase 1,500,000 shares of common stock to developers as described in Note 9 at exercise prices of $0.06 per share. The options were all five-year options and vested on the dates granted. Two of the developers were employees and together were issued 1,000,000 of the options. The exercise price equaled the fair value of the common shares at the time these options were granted. Therefore, the options had no intrinsic value. The fair value of these options of $42,052 was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during the year ended December 31, 2005. The remaining 500,000 developer options were issued to a non-employee under the terms described above. Because the developer was a non-employee, cost of goods sold of $21,526 was recorded for the fair value of options issued during the year ended December 31, 2005. These options were valued using the Black-Scholes option pricing model with the following assumptions: risk free interest rate ranging of 4.00%, dividend yield of 0.0%, volatility of 302%, and expected average life of .5 years. None of these options were exercised during the year ended December 31, 2006. All the options to the developers expired as per the terms of the option grant in June 2006.

A total of 9,250,000 employee options and 1,500,500 non-employee options were outstanding as of December 31, 2006.

A summary of the stock option activity for the years ended December 31, 2005 and 2006, is as follows:
                                                         Weighted Average
                                         Shares           Exercise Price
                                     -------------       ----------------
Outstanding at December 31, 2004        14,250,500          $     0.02
Granted                                 27,500,000          $     0.02
Exercised                              (25,000,000)         $     0.01
                                     -------------
Outstanding at December 31, 2005        16,750,500          $     0.02
Granted                                  5,500,000          $     0.03
Exercised                              (10,000,000)         $     0.02
Expired                                 (1,500,000)         $     0.06
                                     -------------
Outstanding at December 31, 2006        10,750,500          $     0.03
                                     =============

Excercisable at December 31, 2006        8,750,500          $     0.02
                                     =============

As of December 31, 2006, there was approximately $49,913 of unrecognized compensation cost related to stock options that will be recognized over a weighted average of 2.2 years. The aggregate intrinsic value of options expected to vest at December 31, 2006, was $94,892. The aggregate intrinsic value of options exercisable at December 31, 2006, was $38,892. This year end intrinsic value is based on a December 31, 2006, closing price of $0.017. The 10,000,000 options exercised during 2006 has an intrinsic value of $291,150.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


The fair value of stock  options  was  determined  at the grant  dates using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions for the year ended December 31, 2006 and 2005:

                                                   Years Ended December 31,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------
Expected dividend yield                                     -               -
Risk free interest rate                                 4.95%           4.13%
Expected volatility                                   243.89%            268%
Expected life                                      1.01 years       .12 years
Weighted average fair value per share                  $ 0.07          $ 0.02

A summary of the stock options outstanding and exercisable at December 31, 2006 follows:

                Options Outstanding                        Options Exercisable
-------------------------------------------------------  -----------------------
                                  Weighted-
                                  Average     Weighted-               Weighted-
                                  Remaining   Average                  Average
     Range of         Options    Contractual  Exercise     Number      Exercise
 Exercise Prices    Outstanding     Life       Price     Exercisable    Price
-----------------   -----------  -----------  --------   -----------  ----------
          $0.0001     1,500,500     1.89      $0.00010    1,500,500    $0.00010
$0.0200 - $0.0300     6,750,000     2.76      $0.00244    6,750,000    $0.00244
          $0.0450     2,500,000     4.32      $0.04500      500,000    $0.04500


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

In connection with the Cornell convertible debenture issued August 23, 2006 the Company issued 15,000,000 warrants to purchase shares of the Company's common stock. The warrants had an exercise price of $0.06 per share, vested immediately, and have a 3 year life. The registration rights associated with the warrants caused derivative accounting treatment of the debenture and the warrants. The warrants were measured at their fair value using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.37%, dividend yield of 0.0%, volatility of 163.31%, and expected average life of 3 years. These warrants were recorded as part of the derivative liability on the balance sheet and will be re-measured at their fair value for every reporting period.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has four reportable segments: electronics assembly, Ethernet technology, contract manufacturing, and media. The electronics assembly segment manufactures and assembles circuit boards and electronic component cables. The Ethernet technology segment designs and manufactures Ethernet cards. The contract manufacturing segment manufactures, either directly or through foreign subcontractors, certain products under an exclusive manufacturing agreement. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                               Electronics   Ethernet     Contract
                                 Assembly   Technology  Manufacturing    Media        Total
-----------------------------------------------------------------------------------------------

     December 31, 2006
Sales to external customers    $ 2,478,291    $ 35,072   $ 4,865,689  $ 1,360,156  $  8,739,208
Intersegment sales                  16,739           -             -            -        16,739
Segment income (loss)           (1,325,946)   (300,590)   (1,184,064)     (43,769)   (2,854,369)
Segment assets                   7,734,924     137,838     2,879,305      377,671    11,129,738
Depreciation and amortization      341,511         496       184,421            -       526,428

     December 31, 2005

Sales to external customers    $ 3,002,038   $ 125,451   $ 9,865,023          $ -  $ 12,992,512
Intersegment sales                  49,015           -             -            -        49,015
Segment loss                    (2,084,254)   (233,394)    1,789,940            -      (527,708)
Segment assets                   5,609,386     183,231     5,109,280            -    10,901,897
Depreciation and amortization      223,755       1,843        99,357            -       324,955


                                                       December 31,
                                            ----------------------------------
           Sales                                 2006                 2005
------------------------------------------------------------------------------

Total sales for reportable segments         $  8,755,947          $ 13,041,527
Elimination of intersegment sales                (16,739)              (49,015)
------------------------------------------------------------------------------

Consolidated net sales                      $  8,739,208          $ 12,992,512
------------------------------------------------------------------------------

                                                       December 31,
                                            ----------------------------------
                   Total Assets                  2006                 2005
------------------------------------------------------------------------------

Total assets for reportable segments        $ 11,129,738          $ 10,901,897
Adjustment for intersegment amounts                    -                     -
------------------------------------------------------------------------------

Consolidated total assets                   $ 11,129,738          $ 10,901,897
------------------------------------------------------------------------------

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - GEOGRAPHIC INFORMATION

All revenue-producing assets are located in the United States of America or China. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales and assets by geographic area are as follows:

                                   Revenues            Revenue-producing assets
--------------------------------------------------------------------------------
                              2006          2005          2006          2005
                          ------------  ------------  ------------  ------------
United States of America  $  7,685,338  $ 12,694,814  $    176,437  $    280,490
China                                -             -  $    794,069       663,420
Other                        1,053,870       297,695             -             -
--------------------------------------------------------------------------------
                          $  8,739,208  $ 12,992,509  $    970,506  $    943,910
--------------------------------------------------------------------------------

NOTE 20 - SUBSEQUENT EVENTS

Between the months of January 2007 and April 2007, Highgate converted $350,000 of principal on its convertible debenture into 24,980,477 shares of the Company's common stock, and $100,000 of interest on its convertible debenture into 6,199,628 shares of the Company's common stock at conversion rates of $0.01300 to $0.01613 per share, per the terms of the debenture agreement.

On March 21, 2006, the Company announced that it had formed a new subsidiary, Diverse Media Group Corporation ("DMG"), to provide end-to-end services to the direct response and entertainment industries. The new division will provide product marketing, production, media funding and merchandise manufacturing services. On May 26, 2006, DMG entered into an assignment and exclusive services agreement with Diverse Talent Group, Inc., a California corporation, ("DT"). The Services Agreement has a 5 year term and was made effective as of April 1, 2006. Pursuant to the Services Agreement, DMG and DT entered into an exclusive operating relationship whereby DMG agreed to outsource its talent agency operations to DT and to provide financing to DT to assist in DT's growth. Under the Services Agreement, DMG and DT created a relationship whereby DT would operate exclusively under the DMG business structure. The project did not generate the type of synergy that was anticipated, and it was concluded that it would be in the best interest of the Company to terminate the relationship with DT.

In March 2007, the Company entered into a term sheet agreement with DT that was effective on April 1, 2007. As a result, the following has been agreed to as a starting point for negotiations of a settlement between the companies:

         (i) The parties agree to terminate the original agreements and the Company will assign back to DT all talent contracts and the name "Diverse Media Group". DT will cause Diverse Media Group, Inc., a publicly traded company, to issue 9,000,000 shares of stock to escrow account.
         (ii) Sale and registration of the shares are limited and are subject to Diverse Media Group's first right of refusal on any proposed stock sale.

As of the date of this report, the final terms and conditions of the settlement had yet to be determined.

The Company anticipates that DMG will continue to develop relationships with talent agencies in order to provide talent to produce infomercials for the direct marketing industry and for product branding campaigns. The Company also anticipates that DMG will continue to provide product marketing, production, media funding and merchandising services to the direct response and entertainment industries in concert with the original objectives of its formation.

--------------------------------------------------------------------------------