Form 10QSB
period 2007-03-31
CIRTRAN CORP
filed 2007-05-21
CIK 813716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2007
OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from ________ to ________.

                         Commission file number 0-26059

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)
                              -------------------
                   Nevada                              68-0121636
        ------------------------------     -----------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No)
         incorporation or organization)

            4125 South 6000 West
            West Valley City, Utah                        84128
   ----------------------------------------            ----------
   (Address of Principal Executive Offices)            (Zip Code)

                                 (801) 963-5112
                         (Registrant's telephone number)

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

The number of shares outstanding of the issuer's common stock as of May 18, 2007: 701,832,788.

Transitional Small Business Disclosure Format (check one): Yes     NO X
                                                               ---   ---

Table of Contents
                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of March 31, 2007, and                             3
         December 31, 2006 (unaudited)

         Statements of Operations for the Three Months ended                  4
         March 31, 2007, and 2006 (unaudited)

         Statements of Cash Flows for the Three Months ended                  5
         March 31, 2007, and 2006 (unaudited)

         Notes to Condensed Consolidated Financial Statements                 7
         (unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation           21

Item 3.  Controls and Procedures                                             42

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   44

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         47

Item 4.  Submission of Matters to a Vote of Security Holders                 47

Item 5.  Other Information                                                   48

Item 6   Exhibits                                                            51

Signatures                                                                   53

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                 March 31,        December 31,
                                                   2007               2006
--------------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents                          $ 146,932          $ 146,050
Trade accounts receivable, net of
  allowance for doubtful accounts of
  $14,181 and $14,181, respectively                  963,962            982,096
Inventory, Net of reserve of $866,354
  and $866,354, respectively                       1,730,735          1,960,013
Prepaid Deposits                                      77,181             80,925
Investment Receivables                               351,377            241,744
Other                                                249,256            213,212
--------------------------------------------------------------------------------
  Total Current Assets                             3,519,443          3,624,040

Investment in Securities, at Cost                  1,050,000            300,000

Deferred Offering Costs, Net                         247,761            296,103

Long Term Receivables                              1,665,000          1,665,000

Property and Equipment, Net                        2,617,612          2,678,454

Intellectual Property, Net                         2,347,150          2,451,408

Other Assets                                         117,833            114,733
--------------------------------------------------------------------------------

  Total Assets                                $   11,564,799    $    11,129,738
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                              $    1,138,675    $     1,135,527
Accrued liabilities                                  673,770            607,649
Deferred revenue                                     400,617            191,396
Derivative liability                               2,910,181          3,362,626
Convertible debenture                              3,050,763          2,746,047
Current maturities of long-term notes payable        406,165            444,436
Notes payable to stockholders                         30,000                  -
--------------------------------------------------------------------------------
  Total Current Liabilities                        8,610,171          8,487,681
--------------------------------------------------------------------------------

Long-Term Notes Payable, Less Current
  Maturities                                       1,270,738          1,023,110
--------------------------------------------------------------------------------

Commitments and Contingencies
Minority Interest                                    500,000                  -

Stockholders' Equity
Common stock, par value $0.001; authorized
  1,500,000,000 shares; issued and
  outstanding shares:  679,658,221 and
  656,170,424                                        679,653            656,165
Employee receivable                                  (66,000)           (66,000)
Additional paid-in capital                        23,730,953         23,210,461
Accumulated deficit                              (23,160,716)       (22,181,679)
--------------------------------------------------------------------------------
  Total Stockholders' Equity                       1,183,890          1,618,947
--------------------------------------------------------------------------------
Total Liabilities and Stockholders'
  Equity                                      $   11,564,799    $    11,129,738
================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


For the Three Months Ended March 31,               2007                2006
--------------------------------------------------------------------------------

Net Sales                                     $    2,288,293    $      1,737,824
Cost of Sales                                     (1,198,348)          (990,370)
--------------------------------------------------------------------------------
    Gross Profit                                   1,089,945            747,454
--------------------------------------------------------------------------------

Operating Expenses
  Selling, general and administrative
    expenses                                       1,636,185            837,520
  Non-cash employee compensation expense              75,385                  -
--------------------------------------------------------------------------------
    Total Operating Expenses                       1,711,570            837,520
--------------------------------------------------------------------------------

    Loss From Operations                            (621,625)           (90,066)
================================================================================

Other Income (Expense)
  Interest                                          (710,466)        (1,086,253)
  Gain on forgiveness of debt                         19,206              4,670
  Gain on derivative valuation                       333,850            893,651
--------------------------------------------------------------------------------
    Total Other Expense, Net                        (357,410)          (187,932)
--------------------------------------------------------------------------------

Net Loss                                      $     (979,035)   $      (277,998)
================================================================================

Basic and diluted loss per common share       $        (0.00)   $         (0.00)
--------------------------------------------------------------------------------
Basic and diluted weighted-average common
  shares outstanding                             656,170,242         630,467,984
-------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Three Months Ended March 31,               2007                2006
--------------------------------------------------------------------------------

Cash flows from operating activities
Net loss                                      $     (979,035)   $      (277,998)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                    222,284            114,939
    Accretion expense                                554,716            965,512
    Gain on forgiveness of debt                      (19,206)                 -
    Non-cash compensation expense                     75,385                  -
    Change in valuation of derivative               (333,848)          (893,651)
    Accrued interest expense                               -             61,586
  Changes in assets and liabilities:
     Trade accounts receivable                        18,134            366,021
     Prepaid deposits                                  3,744            142,188
     Inventories                                     229,278             68,067
     Prepaid expenses and other assets               (39,144)          (255,318)
     Accounts payable                                  3,143           (710,556)
     Accrued liabilities                             185,327           (214,368)
     Deferred revenue                                209,221            (86,320)
================================================================================

    Total adjustments                              1,109,034           (441,900)
--------------------------------------------------------------------------------

  Net cash provided by (used in) operating
    activities                                       129,999           (719,898)
--------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of investment                              (750,000)          (166,730)
Intangibles purchased with cash                      (51,174)                 -
Cash issued on line of credit                        (59,633)                 -
Purchase of property and equipment                    (7,668)                 -
================================================================================

  Net cash used in investing activities             (868,475)          (166,730)
--------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from notes payable to
  stockholders                                        30,000                  -
Payments on notes payable to stockholders                  -            (95,806)
Proceeds from notes payable                          250,000                  -
Proceeds from minority interest holders              500,000                  -
Principal payments on notes payable                  (40,642)            (1,994)
Exercise of options issued to attorneys
  and consultants for services                             -                200
================================================================================

  Net cash provided by (used in) financing
    activities                                       739,358            (97,600)
================================================================================

Net increase (decrease) in cash and
  cash equivalents                                       882           (984,228)

Cash and cash equivalents at beginning
  of period                                          146,050          1,427,865
================================================================================

Cash and cash equivalents at end of
  period                                      $      146,932    $       443,637
================================================================================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


For the Three Months Ended March 31,                    2007                2006
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow
  information

Cash paid during the period for interest      $       32,460    $        22,765


Noncash investing and financing activities

Issuance of stock and options for settlement
  of litigation                                            -            464,187
Stock issued for settlement of notes payable
  and accrued interest                                     -             81,000
Common Stock issued for partial  conversion
  of Convertible Debenture                           468,595          1,630,491


























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting policies generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Principles of Consolidation -- The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation, CirTran-Asia Inc., CirTran Products, Inc., Diverse Media Group Corporation, PFE Properties, LLC, and CirTran Online Corporation. All significant intercompany transactions have been eliminated in consolidation.

In April 2007, the Company formed CirTran Online Corp. ("CTO"), a wholly owned subsidiary to sell products via the internet, to offer training, software, marketing tools, web design and support as well as other E-commerce related services to internet entrepreneurs, and to telemarket directly to buyers of its products and services.

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

The Company utilized the Black-Scholes model for calculating the fair value pro forma disclosures under SFAS 123 and will continue to use this model, which is an acceptable valuation approach under SFAS 123R. The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted-average fair value of stock options granted during the periods below:

                                                     Three Months Ended
                                                          March 31,
                                              ----------------------------------
                                                   2007               2006
                                              --------------     ---------------
Expected dividend yield                                 0.0%           N/A*
Risk free interest rate                                4.54%           N/A*
Expected volatility                                   152.3%           N/A*
Expected life                                     0.10 years           N/A*
Weighted average fair value per share                 $0.004           N/A*

* Not applicable as there were no options granted during the period

All previously issued options were fully vested prior to January 1, 2006. Therefore, there were no compensation costs relating to stock-based compensation from previous periods including the effects from adoption of SFAS 123R. There were 18,000,000 employee options deemed granted during the three months ended March 31, 2007, as per the terms of amendments to employee agreements. The options were granted with exercise prices equal to the fair market value of the stock ($0.02) on the grant date, January 4, 2007.

Impairment of Long-Lived Assets -The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of March 31, 2007, the Company does not consider any of its long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 - 7 years. Amortization expense was $105,431 and $3,837 for the three months ended March 31, 2007 and 2006, respectively.

Registration Payment Arrangements - On January 1, 2007, the Company adopted FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2"). Under FSP 00-19-2 and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5"), a registration payment arrangement is an arrangement where (a) the Company endeavors to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or (b) the Company will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if the Company fails to meet those requirements. When the Company issues an instrument with these registration payment requirements, the Company estimates the amount of consideration that is likely to be paid out under the agreement and offsets the amount of the liability against the proceeds of the instrument issued. The estimate is re-evaluated at the end of each reporting period, with any changes recorded as a registration penalty in the statements of operations. As further described in Note 7, the Company has instruments that contain registration payment arrangements. The effect of implementing this FSP has not had a material effect on the financial statements because the probability of payment under the terms of the agreement are considered to be remote.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company had a net loss of $979,035 for the three months ended March 31, 2007, compared to a net loss of $277,998 for the three months ended March 31, 2006. As of March 31, 2007, and December 31, 2006, the Company had an accumulated deficit of $23,160,716 and $22,181,679, respectively, and a total stockholders' equity of $1,183,890 and $1,618,947, respectively. The Company also had a working capital deficit of $5,090,728 and $4,863,641 as of March 31, 2007, and December 31, 2006, respectively. In addition, the Company's operations provided cash of $129,999 for the three months ended March 31, 2007, and used, rather than provided, cash from operation of $719,898 for the three months ended March 31, 2006, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The Company has several new programs in development. These programs represent a new direction for the Company into consumer products contract manufacturing, and marketing. These new programs have the potential to carry higher profit margins than electronic manufacturing and as a result, the Company is investing substantial resources into developing these activities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - INVENTORY

Inventories are composed of the following:

 Inventory Summary
                                                 March 31,          March 31,
                                                   2007               2006
--------------------------------------------------------------------------------
 Raw Materials                                $    1,660,782    $     1,564,556
 Work in Process                                     218,848            207,276
 Finished Goods                                      717,459          1,183,001
 Allowance / Reserve                                (866,354)          (751,296)
                                              ----------------------------------

      Totals                                  $    1,730,735    $     2,203,537
                                              ==================================
NOTE 4 - INVESTMENTS

During the three months ended March 31, 2007, the Company, along with several other investors formed After Bev Group, LLC ("After Bev"). CirTran contributed its expertise for an 84% interest in After Bev, and the additional investors contributed $500,000 for a 16% interest in After Bev. Subsequent to the formation, After Bev purchased a 50% ownership in Play Bev LLC ("Play Bev") for $750,000 using the cash received during its formation, and an additional
$250,000 raised in the form of notes payable. CirTran has recorded the investment at its cost of $750,000, and has also recorded notes payable for $250,000 and a minority interest of $500,000. Neither After Bev nor Play Bev has had any activity to date.

NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 493,565,315 and 440,178,571 in potentially issuable common shares at March 31, 2007 and December 31, 2006, respectively, that were excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders -- During February and March 2007, the President of the Company loaned the Company a net amount of $30,000 which was recorded as a note payable to a stockholder.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Registration Rights -In December 2005, in connection with the Company's issuance of a convertible debenture to Cornell Capital Partners, L.P. ("Cornell") (discussed below in Note 9), the Company granted to Cornell registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. In the event the initial registration statement is not filed by the scheduled filing deadline then as partial relief for the damages to any holder of registrable securities, the Company will pay as liquidated damages either a cash amount or in shares of the Company's common stock, within three business days, equal to two percent of the liquidated value of the convertible debentures outstanding for each thirty day period after the scheduled filing deadline, during which the initial registration statement has not been filed. The Company agreed to register the resale of up to 32,608,696 shares and 10,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company subsequently entered into an agreement with Cornell to extend the filing date of the registration statement to October 30, 2006, and then again to June 1, 2007.

In August 2006, in connection with the Company's issuance of another convertible debenture to Cornell, the Company entered into an amended and restated registration rights agreement with Cornell, which superseded the registration rights agreement from the December 2005 debenture transaction. Pursuant to the amended registration rights agreement, the Company agreed to file a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of both debentures. In the event the initial registration statement is not filed by the scheduled filing deadline then as partial relief for the damages to any holder of registrable securities, the Company will pay as liquidated damages either a cash amount or in shares of the Company's common stock, within three business days, equal to two percent of the liquidated value of the convertible debentures outstanding for each thirty day period after the scheduled filing deadline, during which the initial registration statement has not been filed. The Company agreed to file the registration statement by October 30, 2006. The agreement was subsequently amended to extend the filing date of the registration to December 31, 2006, and then again to June 1, 2007. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 74,291,304 shares and 15,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. As of the date of this Report, no such registration statement has been filed. The Company has evaluated the registration payment arrangement under FSP EITF 00-19-2 and has determined that the likelihood of payment under this provision is remote. Accordingly, no registration payment arrangement liability has been recorded as of March 31, 2007.

On July 20, 2006, the Company entered into a lockdown agreement with Cornell (the "Cornell Agreement") related to the first Cornell Debenture (See Note 9.) Pursuant to the Cornell Agreement, Cornell agreed that it would not convert any of the principal or interest on the Cornell Debenture or exercise any of the Warrants granted to Cornell until the Company had taken the steps necessary to increase its authorized capital. As such, the Company was able to lock down 106,900,000 shares underlying the Cornell Debenture and 25,000,000 shares underlying the Cornell Warrants (See Note 9.)

Diverse Talent Group Transaction - In March 2006, the Company formed a new subsidiary, Diverse Media Group Corporation ("DMG"), to provide end-to-end services to the direct response and entertainment industries. The new division provides product marketing, production, media funding and merchandise manufacturing services. On May 26, 2006, DMG entered into an assignment and exclusive services agreement with Diverse Talent Group, Inc., a California corporation, ("DT"). The Services Agreement had a 5 year term and was made effective as of April 1, 2006. Pursuant to the Services Agreement, DMG and DT entered into an exclusive operating relationship whereby DMG agreed to outsource its talent agency operations to DT and to provide financing to DT to assist in DT's growth. Under the Services Agreement, DMG and DT created a relationship whereby DT would operate exclusively under the DMG business structure. The project did not generate the type of synergy that was anticipated, and it was concluded that it would be in the best interest of the Company to terminate the relationship with DT.

On March 29, 2007, the Company entered into a term sheet agreement with DT, which was followed up with a definitive Settlement and Release Agreement, Investor Registration Agreement, and an Escrow Agreement all executed on May 15 2007. These documents contain virtually the same terms and conditions as were proposed in the term sheet. As a result, the Company reached the following settlement with DT as of March 30, 2007:

         (i) The parties agreed to terminate the original agreements and the Company assigned back to DT all talent contracts and the name "Diverse Media Group". DT will cause Diverse Media Group, Inc., to issue 9,000,000 shares of its common stock, which are currently traded on the pink sheets, to an escrow account. All shares held in escrow will be subject to the following instructions issued to the escrow agent:

                  a. The Company may sell shares under the terms and conditions of Rule 144
                  b. The Company may sell shares pursuant to an effective registration under the Securities Act of 1933
                  c. The Company and Diverse Media Group, Inc. may jointly instruct the agent to disburse shares from escrow
                  d.  In the case of bankruptcy the agent may distribute shares
                  e. Once the aggregate amount of all net proceeds equals or exceeds $2,000,000 the agent shall deliver any unsold shares to Diverse Media Group, Inc.

         (ii) Sale and registration of the shares are limited and are subject to Diverse Media Group's first right of refusal on any proposed stock sale.

         The sale and registration limitations are as follows:

                  (a) No  stock  may be  sold  during  the  first  year unless a registration statement is filed.
                  (b) The  number of shares  subject to  registration  rights is limited based on the total number of outstanding shares of Diverse Media Group, Inc. stock.
                  (c) Sales of stock in subsequent  years is restricted based on trading volume.

The Company anticipates that DMG will continue to develop relationships with talent agencies as they have done since inception.

Manufacturing Agreement - On June 10, 2004, the Company entered into an exclusive manufacturing agreement with certain developers. Under the terms of the agreement, the Company, through its wholly-owned subsidiary CirTran-Asia, has the exclusive right to manufacture certain products developed by the developers or any of their affiliates. The developers will continue to provide marketing and consulting services related to the products under the agreement. Should the developers terminate the agreement prior to June 10, 2007, they must pay the Company $150,000.

Employment Agreements - During the three months ended March 31, 2007, the Company entered into amended employment agreements with the officers of the Company. The agreements detailed a base salary with various bonus features. As part of these agreements the Company issued options to purchase 18,000,000 shares of the Company's common stock to its officers.

New Director - As of February 1, 2007, Fadi Nora was appointed to the Company's Board of Directors. As compensation, he is entitled to a cash payment of $5,000 per quarter, and stock options to purchase up to a total of 2,000,000 shares of the Company's common stock as determined by the board. Mr. Nora is also entitled to a quarterly bonus equal to 0.5% of the Company's gross sales generated directly by Mr. Nora for each quarter. In addition, Mr. Nora receives 5% of all gross investments made into the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) His sole involvement in the process of obtaining the investment is the introduction of the Company to the potential investors and that he does not participate in the recommendation, structuring, negotiation, documentation or selling of the investment, (ii) neither the Company nor the investor are required to pay any commissions, finders fees or similar compensation to any agent, broker, dealer, underwriter or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus and that the bonus may be paid with respect to the investment. Mr. Nora will also be reimbursed for certain pre-approved expenses.

NOTE 8 - MORTGAGE NOTE PAYABLE

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

On May 4, 2007, the land and building were sold (See Note 13.)

NOTE 9 - CONVERTIBLE DEBENTURES

Highgate - On May 26, 2005, the Company entered into an agreement with Highgate to issue to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture is due December 2007 and is secured by all of the Company's property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2007, and December 31, 2006, was $97,836 and $163,884, respectively.

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

In connection with the issuance of the Highgate Debenture, the Company granted Highgate registration rights related to the issuance of the debenture. (See Note 7.)

The Company determined that the features of the Debenture fell under derivative accounting treatment. As of March 31, 2007 the carrying value of the Debenture was $1,846,997. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $2,600,000 (see below). The fair value of the derivative liability as of March 31, 2007 was $1,010,023. Fees of $256,433 were withheld from the proceeds, which have been capitalized, and are being amortized over the life of the loan.

During the three months ended March 31, 2007, Highgate converted $100,000 of accrued interest and $250,000 of its convertible debenture into 23,487,797 shares of the Company's common stock at a conversion rate ranging from $0.01413 to $0.01613 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding each conversion. As of March 31, 2007, Highgate had converted $1,450,000 of principal on the convertible debenture which leaves an outstanding balance of $2,600,000.

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

In connection with the issuance of the Cornell Debenture, the Company granted Cornell registration rights related to the issuance of the Cornell Debenture and Warrants. (See Note 7.)

The Company determined that the features on the Cornell Debenture and the associated Warrants fell under derivative accounting treatment. As of March 31, 2007 the carrying value of the Cornell Debenture was $723,754. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the Cornell debenture and warrants, as of March 31, 2007 was $738,802.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture.

As of March 31, 2007, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Cornell - On August 23, 2006, the Company entered into another securities purchase agreement (the "Purchase Agreement") with Cornell, relating to the issuance by the Company of a 5% Secured Convertible Debenture, due April 23, 2009, in the aggregate principal amount of $1,500,000 (the "August Debenture").

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

         (ii) Cornell may convert any amount of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.03 per share at the time of conversion; and

         (iii) Upon the occurrence of an Event of Default, Cornell may, in its sole discretion, accelerate full repayment of the debentures outstanding and accrued interest thereon or may, convert all debentures outstanding and accrued interest thereon into shares of the Company's common stock.

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

In connection with the issuance of the August Debenture, the Company granted Cornell registration rights related to the issuance of the August Debenture and Warrants. (See Note 7.)

The Company determined that the features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of March 31, 2007 the carrying value of the August Debenture was $480,012. The carrying value will be accreted each quarter over the life of the Cornell August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the August Debenture and warrants, as of March 31, 2007 was $900,235.

In connection with the issuance of the August Debenture, fees of $135,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the August Debenture.

As of March 31, 2007, Cornell had not converted any of the August Debenture into shares of the Company's common stock.

Lockdown Agreement - In connection with the Cornell Debenture and the August Debenture, Cornell agreed that it could not convert any amount of principal or interest, until the Company has effectuated an increase in its authorized capital. The Company and Cornell also agreed that in the event that the Company had not effectuated such increase in its authorized capital by October 30, 2006, which was subsequently extended to June 1, 2007, such failure would constitute an event of default on parallel with those set forth in the Purchase Agreement and subject to the same consequences as those listed in the Purchase Agreement.

On April 30, 2007, the Company received shareholder approval to increase its authorized capital to include 1,500,000,000 shares of common stock.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock Issuances -During the three months ended March 31, 2007, the Company issued to Highgate 23,487,797, shares of restricted common stock in connection with a conversion by Highgate of $250,000 principal amount of the convertible debenture and $100,000 of accrued interest. (See Note 9.)

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

The Company determined that because it did not have sufficient authorized shares of common stock to settle the exercise of the 30,000,000 warrants in shares of its common stock the warrants should be recorded as a derivative liability at a fair value of $261,121. The remaining $44,400 was attributed to the 14,285,115 shares of common stock.

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

Pursuant to the Agreement, ANAHOP agreed to pay $300,000 at the time of closing, and an additional $200,000 within 30 days of the closing. The payments of $300,000 and $200,000 are referred to collectively as the "First Tranche Payments." The First Tranche Payments have been received, $300,000 on June 30, 2006 and $200,000 on July 27, 2006. The Company issued 7,142,857 shares of common stock upon receipt of the First Tranche Payment.

The remaining $1,500,000 is to be paid by ANAHOP as follows:

         (i) No later than thirty calendar days following the date on which any class of the Company's capital stock is first listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock Exchange, ANAHOP agreed to pay an additional $500,000; and

         (ii) No later than sixty calendar days following the date on which any class of the Company's capital stock is first listed for trading on the above listed markets, ANAHOP agreed to pay an additional $1,000,000. (The payments of $500,000 and $1,000,000 are referred to collectively as the "Second Tranche Payment.")

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

As noted above, on April 30, 2007, the Company received shareholder approval to increase its authorized capital to include 1,500,000,000 shares of common stock.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Employee Options - During the three months ended March 31, 2007, the Company entered into Amended Employment Agreements whereby it agreed to grant options to purchase 18,000,000 shares of common stock to employees. The options were granted with an exercise price of $0.02 per share, a five year life and vested immediately. The fair value of the 18,000,000 options was $69,000 as determined by the Black Scholes model.

A summary of the stock option activity for the three months ended March 31, 2007, is as follows:

                                                                Weighted Average
                                                Shares            Exercise Price
                                              --------------    ----------------

Outstanding at December 31, 2006                  10,750,500    $          0.03
Granted                                           18,000,000    $          0.02
Exercised                                                  -
                                              --------------
Outstanding at March 31, 2007                     28,750,500    $          0.02
                                              ==============

Excercisable at March 31, 2007                    10,750,500    $          0.02
                                              ==============

Pursuant to an employment agreement, dated May 25, 2006, Mr. Nasiff, of DMG, was granted options to purchase 2,500,000 shares of the Company's stock at an option price of $0.05 per share. Those options were to vest over a five year period. Since that time the Company and Mr. Nasiff have agreed to terminate the employment agreement at which point the options granted under the agreement are forfeited by Mr. Nasiff.

NOTE 12 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has three reportable segments: electronics assembly, contract manufacturing, and marketing and media. The electronics assembly segment manufactures and assembles circuit boards and electronic component cables, along with the contract manufacturing segment which manufactures, either directly or through foreign subcontractors, certain products are under an exclusive manufacturing agreement. The marketing and media segment includes sales from infomercials and talent agency fees. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                              Electronics   Contract      Marketing   Company
                               Assembly   Manufacturing   and Media    Total
--------------------------------------------------------------------------------
           March 31, 2007

Sales to external customers    1,081,000     737,631       469,663  $ 2,288,293
Intersegment sales                     -           -                          -
Segment income (loss)           (704,684)   (214,262)      (60,089)    (979,035)
Segment assets                 8,320,190   2,667,204       577,405   11,564,799
Depreciation and
  amortization                   161,687      60,544            53      222,284

           March 31, 2006

Sales to external customers      796,585     941,239             -  $ 1,737,824
Intersegment sales                     -           -             -            -
Segment loss                     (88,165)   (189,833)            -     (277,998)
Segment assets                 4,724,932   4,953,570             -    9,678,502
Depreciation and
  amortization                    83,122      31,817             -      114,939


                                                          March 31,
                                              ----------------------------------
               Sales                               2007               2006
--------------------------------------------------------------------------------

Total sales for reportable segments           $    2,288,293    $     1,737,824
Elimination of intersegment sales                          -                  -
--------------------------------------------------------------------------------

Consolidated net sales                        $    2,288,293    $     1,737,824
--------------------------------------------------------------------------------

                                                          March 31,
                                              ----------------------------------
            Total Assets                           2007               2006
--------------------------------------------------------------------------------

Total assets for reportable segments          $   11,564,799    $     9,675,502
Adjustment for intersegment amounts                        -                  -
--------------------------------------------------------------------------------

Consolidated total assets                     $   11,564,799    $     9,675,502
--------------------------------------------------------------------------------

NOTE 13 - SUBSEQUENT EVENTS

Highgate
--------

In April 2007, Highgate converted $300,000 of its convertible debenture into 22,174,567 shares of the Company's common stock at a conversion rate ranging from $0.013 to $0.01381 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion.

Proxy Statement
---------------

On March 30, 2007, the Company filed a definitive proxy statement in connection with a Special Meeting of Shareholders (the "Special Meeting"). The purpose of the Special Meeting was to vote on a proposed amendment to the Company's Articles of Incorporation that would increase the authorized capital of the Company to 1,500,000,000 shares of common stock and authorize a 1.2 shares for one share forward stock split.

The special stockholders meeting was held on April 30, 2007, and the proposed amendment was adopted by a vote of a substantial majority of the stockholders. As a result the Company has filed with the State of Nevada to increase the number of authorized shares to 1,500,000,000 and shares of stock were issued to effectuate the 1.2 forward stock split to shareholders of record as of May 10, 2007.

Property Sale
-------------

On May 4, 2007, PFE Properties LLC ("PFE"), a Utah limited liability company and subsidiary of the Company, sold and leased back the land and building where the Company presently has its headquarters and manufacturing facility.

The land and building were sold for $2,500,000. Of that amount, an aggregate of $1,233,288 went to repay PFE's mortgage loan, taxes, fees, commissions, and other expenses. The net amount to PFE was $1,266,712, which was paid at closing.

In connection with the sale, the Company entered into a Triple Net Lease (the "Lease") whereby the Company agreed to lease the property from the buyer. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. The monthly lease payment will be $17,083.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

We have several new programs in development. These programs represent a new emphasis into consumer products contract manufacturing and marketing. Management believes that these new programs have the potential to carry higher profit margins than electronic manufacturing and as a result, through our subsidiaries, we are investing substantial resources into developing these activities.

We are organized into four principal divisions: CirTran USA, CirTran Asia, CirTran Products, and Diverse Media Group which is responsible for marketing the new programs.

CirTran Asia

During 2004, we established a new division, CirTran-Asia, Inc, which has contributed to a large portion of the revenues since that time. This division is an Asian-based, wholly owned subsidiary of CirTran Corporation and provides a myriad of manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran-Asia to enter a project at any phase whether it be engineering and design, product development and prototyping, tooling, and high-volume manufacturing. We anticipate that CirTran-Asia will pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets. This strategic move into the Asian market has helped to elevate CirTran to an international contract manufacturer status for multiple products in a wide variety of industries, and has allowed us to target large-scale contracts. Having proven the value and reliability of its core products, CirTran Corporation has chosen to expand into previously untapped product lines.

CirTran Asia has established a satellite office in Shen Zhen, China, and retained Mr. Charles Ho to lead this division.

CirTran Products

On December 2, 2005, we announced that we had formed a new division, CirTran Products, which will offer products for sale at retail. The Products division will be run from our Los Angeles office, with Trevor Saliba, our executive vice president for worldwide business development, working to develop sales. Consumer products built by our CirTran Asia subsidiary, as well as other products, are available for retail sale from this subsidiary.

CirTran Products also intends to pursue contract manufacturing relationships in the consumer products industry which can include product lines including: home/garden, kitchen, health/beauty, toys, and licensed merchandise and apparel for film, television, sports and other entertainment properties. Licensed merchandise and apparel can be defined as any item that bears the image of, likeness, or logo of a product sold or advertised to the public. Licensed merchandise and apparel are sold and marketed in the entertainment (film and television) and sports (sports franchises) industries. As of May 18, 2007, we had concentrated our product development efforts into three areas, home and kitchen appliances, beauty products and licensed merchandise. We anticipate that these products will be introduced into the market under one uniform brand name or under separate trademarked names owned by CirTran Products. As of the date of this Report, we were preparing to launch various programs where Diverse Media Group will operate as the marketer, campaign manager and distributor in various product categories including beauty products, entertainment products, software products, and fitness and consumer products.

As of the date of this Report, we were currently under contract with two direct marketing companies to supply them with the True Ceramic Pro flat irons ("TCP"). Since June 6, 2006, the date of the ABS bankruptcy settlement (see discussion below on page 26) and through the date of this report, CTP generated sales of approximately $2,087,000. CTP continues to generate sales of TCP units and other ancillary hair care products to the direct marketing companies, and the program is expected to continue being profitable during 2007.

Diverse Media Group

On March 21, 2006, we announced that we had formed a new subsidiary, Diverse Media Group Corp. ("DMG"), to provide end-to-end services to the direct response and entertainment industries. The new division will provide product marketing, production, media funding and merchandise manufacturing services. Forming this new division was a necessary step to maximize product manufacturing opportunities for CirTran's proprietary products and to provide marketing services for individual entrepreneurs and inventors. The new division is headquartered in CirTran's Los Angeles (Century City) offices and is headed by Mr. Saliba. As of the date of this Report, we were developing proprietary programs to be launched in the product marketing production services and media funding divisions and we were preparing to launch various programs where Diverse Media Group will operate as the marketer, campaign manager and/or distributor in various product categories including beauty products, entertainment products, software products, and fitness and consumer products.

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

On November 28, 2006, we announced that Diverse Media Group, had signed a two-year lease on a 1,150 sq. ft. facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarter. The office, which is managed by Mr. Oliver Mulcahy, is strategically located to help create and manage an ongoing relationship.

On March 29, 2007, CirTran entered into a term sheet agreement with DT, which was followed up with a definitive Settlement and Release Agreement, Investor Registration Agreement, and an Escrow Agreement all executed on May 15 2007. These documents contain virtually the same terms and conditions as were proposed in the term sheet. As a result, we reached the following settlement with DT as of March 30, 2007:

         (ii) The parties agreed to terminate the original agreements and the Company assigned back to DT all talent contracts and the name "Diverse Media Group". DT will cause Diverse Media Group, Inc., to issue 9,000,000 shares of its common stock, which are currently traded on the pink sheets, to an escrow account. All shares held in escrow will be subject to the following instructions issued to the escrow agent:

                  (a) The Company may sell shares under the terms and conditions of Rule 144.
                  (b) The  Company  may sell  shares  pursuant  to an  effective registration under the Securities Act of 1933.
                  (c) The Company  and Diverse  Media  Group,  Inc.  may jointly instruct the agent to disburse shares from escrow.
                  (d) In the case of bankruptcy the agent may distribute shares.
                  (e) On the  aggregate  amount  of all net  proceeds  equals or exceeds $2,000,000 the agent shall deliver any unsold shares to Diverse Media Group, Inc.

         (ii) Sale and registration of the shares are limited and are subject to Diverse Media Group's first right of refusal on any proposed stock sale.

                  The sale and registration limitations are as follows:

                  (a) No stock may be sold during the first year.
                  (b) The  number of shares  subject to  registration  rights is limited based on the total number of outstanding shares of Diverse Media Group, Inc. stock.
                  (c) Sales of stock in subsequent  years is restricted based on trading volume.

DMG will continue to develop relationships with talent agencies as they have done since inception. Part of the settlement, CirTran must change the name of our subsidiary and discontinue the use of the name "Diverse". Since the execution of the settlement and release agreement, CirTran has filed and amended the name of the subsidiary to CirTran Media Corp. ("CTM"). CTM will continue to produce infomercials for the direct marketing industry and for product marketing campaigns. CTM will also provide product marketing, production, media funding and merchandising services to the direct response and entertainment industries in concert with the original objectives of formation.

RCG Group

On October 3, 2006, we announced that we had engaged the services of The RCG Group "RCG" to assist in certain financial relations/corporate communications and other consulting services. RCG is being retained to specifically assist us in developing and executing an effective financial relations/corporate communications strategy. The primary objective of such program will be to position us to secure and then maintain a listing on the American Stock Exchange or NASDAQ markets as soon as is reasonably possible. Additionally, RCG has been retained to further assist us in its endeavor to secure meaningful public, trading market sponsorship from professional investors as well as certain members of the institutional investment community.

CirTran Online Corporation

During the first quarter CirTran formed a new wholly owned marketing-driven subsidiary to sell products via the internet, to offer training, software, marketing tools, web design and support as well as other e-commerce related services to internet entrepreneurs, and to telemarket directly to buyers of its products and services.

CirTran signed a three-year Assignment and Exclusive Services Agreement for its subsidiary, CirTran Online Corporation ("CTO"), with Global Marketing Alliance ("GMA"), founded by Mr. Sov Ouk, and its affiliate companies, Online Profit Academy, LLC, and Online 2 Income, LLC including Webprostore.com and Myitseasy.com. Based in the Salt Lake area, the companies offer a wide range of services for E-commerce including eBay sellers.

CirTran also signed a three-year Employment Agreement with Mr. Ouk to serve as Senior Vice President of the new subsidiary.

GMA and its affiliates offer a range of complementary capabilities and products for E-commerce, including seminars on how to buy and sell on the World Wide Web. GMA is experienced in building E-commerce websites and currently host sites for internet entrepreneurs.

CirTran USA

We have three principal business segments: electronics assembly and manufacture; contract manufacturing; and marketing and media.

                      Electronics Assembly and Manufacture
                      ------------------------------------

For the three months ended March 31, 2007, approximately 47% of our revenues were generated by our low-volume electronics assembly activities as compared to 28% of revenues for the year 2006, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production. Our goal is to offer customers significant competitive advantages that can be obtained from manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management and increased purchasing power.

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

In 2006 and during the first quarter of 2007, we have developed several items, in the fitness and exercise products category and in the household and kitchen appliance, and in the health and beauty aids markets, which are being manufactured in China through our subsidiary CirTran Asia. Sales of theses products contributed approximately 56% of revenues reported in 2006 compared to 32% in the first quarter 2007. This represents a significant portion of revenues generated by the Company and it is anticipated that offshore contract manufacturing will continue to be an emphasis of ours.

                               Marketing and Media
                               -------------------

We are also developing a new relationship with Global Marketing Alliance, LLC ("GMA") an internet sales and telemarketing company. In 2007, we signed a three-year Assignment and Exclusive Services Agreement with GMA and a three-year Employment Agreement with GMA founder Mr. Sov Ouk, to serve as Senior Vice President of the new venture. We anticipate that by expanding our exposure to the market place through internet and telemarketing capabilities we will enhance our marketing mix with a low cost alternative to our other marketing channels and develop market share.

Main Business Areas

We have three main business areas of focus. They are: fitness and exercise products; household and kitchen appliances and health and beauty aids; and electronics products and manufacturing.

Fitness and Exercise Products
-----------------------------

We began manufacturing fitness products in May 2004. To date, we have manufactured and sold over 12 different fitness products. We manufacture all of our fitness products through our CirTran Asia operation.

In early June 2004, we entered into an exclusive manufacturing agreement with certain Developers, including Charles Ho, the President of CirTran-Asia. Under the terms of the agreement, we, through our wholly-owned subsidiary CirTran-Asia, have the exclusive right to manufacture certain products developed by the Developers or any of their affiliates. Pursuant to the agreement, we could enter into addendum agreements with the developers with respect to particular products to be produced and manufactured. The agreement was to be for an initial term of 36 months, and may be continued after that on a month-to-month basis unless terminated by either party by providing written notice.

On September 10, 2004, we announced that CirTran-Asia had been awarded the rights to manufacture the AbRoller, another type of an abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $2,600,000.

On April 28, 2005, CirTran-Asia announced that it has been awarded a contract (the "April 2005 Agreement") from Guthy - Renker Corporation ("GRC") to be the exclusive manufacturer of a new fitness machine (the "Fitness Product") for the sold-on-TV direct response industry. Pursuant to the April 2005 Agreement, GRC agreed to purchase all of its requirements of the Fitness Product during the term of the April 2005 Agreement, which is defined as running from the signing of the agreement through the time when the Fitness Product is not being sold in quantity. Since these announcements, CirTran-Asia has manufactured and shipped orders and has received $1,400,000 as payment for such shipments. A dispute arose concerning the terms of the contract, which is now the subject of a legal proceeding. The product has not been manufactured during this quarter and it is unlikely that it will be until the resolution of the legal proceeding with GRC, described in the section "Legal Proceedings."

New Fitness Products
--------------------

On November 30, 2006, we announced that we signed an exclusive manufacturing agreement to produce a new fitness product, the CorEvolution(TM), in China. The three-year agreement involves the custom manufacturing using the capabilities of our wholly owned subsidiary, CirTran Asia. The new customer has committed to minimum orders, amounting to $1.2 million in revenues for the first year, $1.8 million for the second year and $2.4 million for the third year of the five-year contract. The new fitness product is uniquely designed to strengthen and rehabilitate the lower back and adjacent areas of human body. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $60,000. In 2007, CirTran-Asia received a second order for $168,000.

Household and Kitchen Appliances and Health and Beauty Aids
-----------------------------------------------------------

We began manufacturing household and kitchen appliance products in January 2005. To date, we have manufactured and sold 3 different household and kitchen appliance products. We manufacture a majority of our household and kitchen appliance products through our CirTran Asia operation.

The household and kitchen appliance and health and beauty aids products include the following:

On January 24, 2005, we announced a contract with a New York customer where we became an exclusive manufacturer of the Hot Dog Express, which would be sold nationwide on TV, primarily through infomercials. The contract runs through 2007, with minimum revenues to CirTran of $1.8 million per year, or $5.4 million over three years. Since these announcements, and through the date of this Report, CirTran Asia had manufactured and shipped units, and received payments of approximately $1,850,000. As of the date of this Report, we were in the process of exercising its rights under the contract which includes terminating the relationship due to customer's failure to meet the minimum purchase requirements during 2006. As a result, we are planning on marketing the product on its own through our retail channels.

ABS Products and ABS Bankruptcy Proceedings - On January 19, 2005, we signed an Exclusive Manufacturing Agreement with Advanced Beauty Solutions L.L.C. ("ABS"), a company that manufactured a hair product in California. In early October 2005, we were notified that ABS had defaulted on its obligation to its financing company. We stopped shipping under credit and exercised our rights permitted by the agreements.

On July 7, 2005, we signed another Exclusive Manufacturing Agreement with ABS, relating to the manufacture of a hair dryer product in California. We had already begun shipment on previous contracts and were projecting to begin early in 2006.

In October 2005, following the notice of ABS's default, we terminated the agreement for both products based on the default. In January 2006, following efforts to resolve the disputes with ABS, we filed a lawsuit against ABS, claiming breach of contract, interference with contractual relationships, unjust enrichment, and fraud, and seeking damages from ABS.

With respect to the TCP, through October 2005, we had shipped directly to ABS approximately $4,746,000 worth of the product, and we had received from ABS or its finance company a total amount of approximately $788,000. In November 2005, we repossessed from ABS approximately $2,341,000 worth of the products in the United States, as we were permitted to do pursuant to the agreement.

Since November 2005, we have been pursuing our rights under the agreement and have been offering the TCP for sale directly to ABS's customers. In doing so, we sold to ABS's international customers directly approximately $430,000 worth of the TCP. The shipments have all been paid in full. These products shipped were not part of the repossessed inventory.

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

On June 6, 2006, we entered into an Asset Purchase Agreement with ABS (the "Asset Purchase Agreement"), subject to the ABS Bankruptcy Court's approval. On June 7, 2006, the ABS Bankruptcy Court entered orders approving the Asset Purchase Agreement and granting the Sale Motion, and approving the settlement and compromise of certain disputed claims against ABS. Pursuant to the settlement of ABS's bankruptcy proceedings and the Asset Purchase Agreement, we have an allowed claim against the ABS's estate in the amount of $2,350,000, of which $750,000 was credited to the purchase of substantially all of ABS's assets. Under the settlement, we shall be allowed to participate as a general unsecured creditor of ABS's estate in the amount of $1,600,000 on a pari passu basis with the $2,100,000 general unsecured claim of certain insiders of ABS and subject to the prior payment of certain secured, priority, and non-insider claims in the amount of approximately $1,507,011.

Under the Asset Purchase Agreement, we agreed to purchase substantially all of ABS's assets ("the Assets") in exchange for:

         (i)      a cash payment in the amount of $1,125,000;
         (ii) a reduction of CirTran's allowed claim in the Bankruptcy Case by $750,000;

         (iii)    the assumption of any assumed liabilities; and
         (iv) the obligation to pay ABS a royalty equal to $3.00 per TrueCeramic Pro flat iron unit sold by ABS (the "Royalty Obligation").

The Assets include; personal property; intellectual property; certain executory contracts and unexpired leases; inventory; ABS's rights under certain insurance policies; deposits and prepaid expenses; books and records; goodwill; certain causes of action; permits; customer and supplier lists; and telephone numbers and listings. Under the Asset Purchase Agreement, the Royalty Obligation is capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the 2 year anniversary of the Closing, then, within 30 days of such anniversary, we agreed to pay ABS an amount equal to $435,000 less the royalty payments made to date. As part of the settlement, we agreed to exchange general releases with, among others, ABS, Jason Dodo (the manager of ABS), Inventory Capital Group ("ICG"), and Media Funding Corporation ("MFC"). The settlement also resolved a related dispute with ICG in which ICG assigned $65,000 of its secured claim against ABS to us.

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

The total claims against ABS's estate that must be paid before the Company begins to share in the Royalty Obligation payments is $435,000. We have paid $43,263 of the $435,000 obligation through March 31, 2007.

In March 2007, ABS commenced litigation against us alleging claims for breach of contract, unjust enrichment and seeking an accounting and appointment of a receiver in connection with the above described settlement agreement. ABS generally alleged that we had defaulted on certain payments due under such settlement agreement. We have been in negotiations with ABS to settle these claims. Additional information can be found in the section titled "Legal Proceedings."

As of the date of this Report , we were currently under contract with two direct marketing companies to supply them with True Ceramic Pro flat irons ("TCP"). Since June 6, 2006, the date of the ABS bankruptcy settlement, through the date of this Report, CirTran Products Corporation ("CTP") received orders of approximately $2,101,000 for the TCP product. CTP continues to generate sales to the direct marketing companies of TCP units and other ancillary hair care products and the program is expected to continue being profitable during 2007. As of the date of this Report, we were developing a marketing campaign to sell the TCP product on Direct TV. By taking the marketing campaign in-house, we anticipate that we will generate sales directly to the retail market which will generate higher margin sales than selling wholesale to a direct marketer.

With respect to the hair dryers, as of May 18, 2007, we had not received any orders or shipped any products, either to ABS or its customers. However the hair dryers are being approved for manufacture in China and will be marketed in conjunction with the TCP marketing program.

Hinge Helper

On January 9, 2006, we issued a press release which referred, in the title, to the Agreement as a "$22 Million Exclusive Manufacturing Agreement." The dollar amount referenced relates to the potential amount of income or revenue which we may receive over the anticipated life of the Agreement.

We announced on January 9, 2006, that Arrowhead Industries, Inc., of Windermere, Florida, had awarded us an exclusive contract to manufacture its patented Hinge Helper (TM) do-it-yourself utility tool for the home. The Hinge Helper will be manufactured by CirTran Asia, the Company's China-based subsidiary. The exclusive manufacturing contract for the product is for three years.

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

The contract (the "Arrowhead Agreement") is for three years, and Arrowhead agreed to purchase a minimum of ten million units of the Product (the "Minimum Quantity"), subject to the terms and conditions of the Agreement. Arrowhead and CirTran have agreed on the Minimum Quantity in good faith, although the parties acknowledged that in certain circumstances described in the agreement, the Arrowhead Agreement may be terminated prior to the sale of the entire Minimum Quantity. Arrowhead agreed to submit purchase orders for the Hinge Helper (TM) from time to time in accordance with the terms of the Arrowhead Agreement. Arrowhead agreed to pay CirTran for the Hinge Helper (TM) purchased at the prices ranging from $2.95 to $1.90 per unit, depending on the cumulative number of units of the Hinge Helper (TM) which have been purchased by Arrowhead. Arrowhead will also be entitled to a rebate equal to 10% of the purchase price paid for the Hinge Helper (TM) in the previous tier. The tiers are as follows:

         Tier 1: 1,500,000 units or less, priced at $2.95 per unit
         Tier 2: 1,500,001 to 3,000,000 units, priced at $2.35 per unit Tier 3: 3,000,001 to 5,000,000 units, priced at $2.10 per unit Tier 4: 5,000,001 to 10,000,000 units, priced at $1.90 per unit
         Tier 5: More than 10,000,000 units, price to be determined

(For example, if the price is not adjusted, once Arrowhead enters Tier 3 it would be entitled to a rebate of $325,000 (10% of 1,500,000 x $2.35) for product purchased in tier 2.) Rebates will be payable only in the form of a credit memo against future purchases. Rebate credit memos will not be paid in cash and may not be applied against outstanding balances. We will calculate eligibility for the Rebate as soon as practicable following the end of the month in which a new tier is entered.

We have produced hand made samples, which were sent to Arrowhead. As of May 18, 2006, the product samples were approved. Arrowhead had released, and we have shipped, 1,500 units to test media. Arrowhead has filmed a Hinge Helper infomercial for TV and tested the show in mid 2006, but results did not justify the media spending and the roll out.

In February 2007, Arrowhead signed a licensing agreement with CirTran and DMG to manufacture and market the product via internet, direct marketing and through retailers. DMG will pay a royalty of 11% to Arrowhead based on a percentage of sales in 2007. The percentage of unit sales increases by 1% per year until it reaches 15% in the year 2011. The new contract was executed in February 2007 and expires in 2011. As of the date of this Report, the Hinge Helper project had not generated significant revenues. The item has been presented to buyers at several major retailers, such as Lowes, Wal-Mart and Sams Club and is an item of interest. Our sales representative, in our Bentonville office, will continue to promote and develop the item for inclusion in future sales modules to the retailers. We expect to have the product at retailers some time in June 2007.

On October 11, 2006, CirTran announced that DMG had signed a retail distribution and marketing agreement with Wines and Wines, a Miami-based distributor of fine wines and spirits from around the world. Under the terms of the agreement, DMG would use its best efforts to market and distribute all Wines and Wines products exclusively into various distributors and retailers such as Southern Wine and Spirits, Trader Joe's, Beverages and More, Wal-Mart, Sam's Club, Costco, Young's Markets and Vendome nationally, as well as restaurants, liquor stores and entertainment venues exclusively throughout California. As of the date of this Report, the product had been presented to retailers and resulted in high interest. It was decided that the labeling needed to be changed by Wines and Wines. Once the new labeling is completed and accepted by retailers, we will be able to place the product on retailer's shelves. It is anticipated that the project will be to market in late 2007.

On November 7, 2006, CirTran announced that DMG signed an exclusive contract to market and distribute the Solar Style line of solar chargers to major retailers in the U.S. and abroad. Solar Style offers a diverse line of products with multiple connectors, all based on the latest advancements in PV Solar charging to convert sunlight into usable energy for personal electronic devices. Solar Style also includes, or offers as options, AC car battery chargers with many of its products. As of the date of this report, we were working with the client on developing the product and placing the product at the retail channels to include Walmart and Radio Shack stores.

On November 15, 2006, CirTran announced that DMG signed an exclusive licensing, manufacturing and marketing agreement with Beautiful Eyes(R), Inc., of Malibu, California, for a new "hot lashes" product which it will bring to the sold-on-TV and retail marketplaces. Under the terms of the agreement, DMG will have access to the patented technology developed by Beautiful Eyes and its founder, former model Alexandra Roberts, and the designs, technical drawings, manufacturing specifications and know-how, trade secrets and other proprietary information and technology. DMG will develop a new product for sale through TV infomercials and at mass retail, which it will market through its personal and healthcare products division. As of the date of this Report, we were working with the client on developing the product and already submitted samples for their approval.

New Household and Kitchen Appliances and Health and Beauty Aids
---------------------------------------------------------------

On February 5, 2007, CirTran announced that we had completed taping a TV infomercial with Evander Holyfield for the "The Real Deal Grill(TM)," a new electric indoor/outdoor cooking appliance it will manufacture and market carrying the name and endorsement of the former four-time former world heavyweight champion. The Real Deal Grill includes a deluxe stand and multiple interchangeable cooking surfaces, with numerous never before seen add-on items making it the most versatile "must-have" cooking appliance for any occasion from camping in the mountains, tailgating at a game, or grilling at home. Full national roll-out of the video and print ads set is scheduled for late May 2007. As of the date of this Report, the final edited version of the infomercial is undergoing a final review (re-editing), and we are currently developing the appropriate infrastructure to support shipment of the product, which we anticipate will occur with the airing of the commercial. The infomercial is scheduled to debut in July 2007.

On February 13, 2007, CirTran announced that we had signed an agreement to manufacture and market a new patent pending portable luggage handle and scale ideal for travelers weighing a suitcase or package. As of the date of this Report, we were working with the client on developing a final version of the product and are expecting to submit samples for final approval in May 2007. As of the date of this Report, final samples had been submitted to the client and we were awaiting approvals. Upon approval, we anticipate that the product will be marketed to large retailers such as Walmart, Sams Club, and Office Depot.

On March 12, 2007, CirTran announced that we had signed a contract with Easy Life Products Corporation (ELP) of Venice, California, to manufacture and market a new beauty product. The yet-to-be named new product is a pencil compact combined with a sharpener and pencil holder. Planned add-ons for the product include pencil caps, blotting tissue dispenser, eyelash curler, pencil cap organizer, an eyebrow brush and two-in-one tweezers, patents are now pending for the pencil sharpener, eyelash curler and the tweezers with the U.S. Patent Office. As of the date of this Report, we were working with the client on developing the product and building final samples for approval.

                   Electronics Business and Lines of Products

On August 9, 2005, we announced that we completed the first phase of the redevelopment of the next-generation SafetyNet(TM) RadioBridge(TM). Since this announcement, we have completed working on the second phase of the contract. On March 14, 2006, we announced that we had received a $250,000 order to build and deliver the first production run of the next generation SafetyNet(TM) RadioBridge(TM), which we redesigned at the request and on behalf of Aegis Assessments, Inc., a Scottsdale, Arizona-based homeland security contractor. We delivered the new, redesigned units and received payment in full from Aegis in April 2006. Since these announcements, we have manufactured and shipped additional orders and has received $100,000 as payment for such shipments.

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

                               Marketing and Media

On October 11, 2005, we announced that we were opening a satellite office in Los Angeles in accordance with our internal expansion program. The 2,500 square foot office is located on the 17th floor at 1875 Century Park East in the Century City Entertainment and Business District of Los Angeles. The office serves as headquarters for CirTran's business development and strategic planning activities for our multiple business divisions including electronics, consumer products, direct response/retail and "as sold-on-TV" products. We opened an additional satellite office in New York in 2006 when we leased an executive office suite which serves as a location in which to conduct meetings and transact business on the east coast. Plans to open an office in London have been temporarily put on hold until the markets in Europe develop.

Recent Developments

Proxy Statement

On March 30, 2007, we filed a definitive proxy statement in connection with a Special Meeting of Shareholders (the "Special Meeting") that was held at our headquarters, on Monday, April 30, 2007. The purpose of the Special Meeting was to vote on a proposed amendment to our Articles of Incorporation (as amended) that would increase authorized capital to include 1,500,000,000 shares of common stock and 1.2 shares for one share forward stock split.

The proposed amendment was adopted by a vote of a substantial majority of the stockholders. As a result we filed with the State of Nevada to increase the number of authorized shares to 1,500,000,000 and shares of stock were issued to effectuate the 1.2 forward stock split to shareholders of record.

Bentonville Office

On November 28, 2006, we announced that DMG had signed a two-year lease on a 1,150 sq. ft. facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. The office, which will be managed by Mr. Oliver Mulcahy, is strategically located to help create and manage an ongoing relationship with Wal-Mart / Sam's Club stores to facilitate the distribution of products through Wal-Mart stores on behalf of DMG clients. On May 7, 2007, we received a vendor number from SamsClub.com. The vendor number will allow us to conduct business with the SamsClub.com, a Wal-Mart affiliate. This is a significant accomplishment in establishing a working relationship with the national retailers Wal-Mart and Sams Club.

Highgate Debenture Conversion

In April 2007, Highgate converted $300,000 of its convertible debenture into 22,174,567 shares of our common stock at a conversion rate ranging from $0.013 to $0.01381 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

CirTran Online Corporation

We formed a new wholly owned marketing-driven subsidiary, CirTran Online Corporation ("CTO"), to sell our products via the internet. CTO will also offer training, software marketing tools, web design and support as well as other E-commerce related services to internet entrepreneurs, and to telemarket directly to previous buyers of its products and services.

CirTran signed a three-year Assignment and Exclusive Services Agreement for CTO with Global Marketing Alliance ("GMA"). GMA was founded by Mr. Sov Ouk, who signed a three-year Employment Agreement to serve as Senior Vice President of CTO.

By  joining  forces,  we will  be  able  to  leverage  the  internet  sales  and telemarketing capabilities of GMA together with its consumer products manufacturing programs. CirTran will be able to present our products to a large audience of online internet sellers with attractive opportunities to sell products we have manufactured on web stores or multiple auction formats. GMA and its affiliates offer a range of complementary capabilities and products for E-commerce, including seminars on how to buy and sell on the World Wide Web. GMA has experience in building E-commerce websites and currently host sites for internet entrepreneurs.

GMA will also develop web sites and manage online marketing for some of our already-popular sold-on-TV products, such as the TCP flat iron and for new programs such as; The Real Deal Grill(TM).

2006 Stock Plan (Registration Statement)

On May 1, 2007, we filed a Registration Statement on Form S-8 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, relating to the registration of 50,000,000 shares of our common stock to be issued in connection with our 2006 Stock Plan.

Sale of Property

On May 4, 2007, we sold and leased back the building and land, which serves as company headquarters, for a sale price of $2,500,000. In conjunction therewith, we also singed a triple net lease with the buyer for a term of 120 months, with an option to extend the lease for three additional five year terms. Monthly rental of the building will be $17,083 for the first year of the lease. The monthly rental amount will be adjusted according to the Consumer Price Index in subsequent years.

CirTran Beverage Corporation

During the three months ended March 31, 2007, the Company, along with several other investors formed After Bev Group, LLC ("After Bev"). CirTran contributed its expertise for an 84% interest in After Bev, and the additional investors contributed $500,000 for a 16% interest in After Bev. Subsequent to the formation, After Bev purchased a 50% ownership in Play Bev LLC for $750,000 using the cash received during its formation, and an additional $250,000 raised in the form of notes payable. CirTran has recorded the investment at its cost of $750,000, and has also recorded notes payable for $250,000 and a minority interest of $500,000. Neither After Bev nor Play Bev has had any activity to date.

On April 18, 2007, a recently created, wholly owned subsidiary, CirTran Beverage Corp. ("CTB") signed a term sheet for an Exclusive Manufacturing, Marketing and Distribution Agreement (the "PB Agreement") with Play Beverages, LLC. ("PB"). PB is engaged in the business of marketing and distributing beverages, including energy drinks and flavored water beverages, and related merchandise with the Playboy and rabbit head logo licensed from Playboy Enterprises, Inc.

Under the term sheet, PB will grant to CTB the exclusive rights during the term of the PB Agreement to manufacture, market, distribute and sell PB Products through all distribution channels in the United States.

The initial term of the PB Agreement shall commence on the date the agreement is signed and shall terminate on December 31, 2010. The PB Agreement shall automatically renew for up to two renewal terms of three years each.

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

Revenue Recognition

Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment. We also recognize revenue using the Bill and Hold method prescribed by SEC Staff Accounting Bulletin 104. The "Bill and Hold" method provides for revenue recognition when a customer order has been completed but has not shipped as an accommodation to the customer. This method was adopted during the quarter ended September 30, 2006, in response to orders placed by customers in the direct sales market only, whereby the customer order is confirmed but delivery is delayed according to a prescribed delivery schedule. Returns for defective items are repaired and sent back to the customer. Historically, expenses experienced with such returns have not been significant and have been recognized as incurred.

We signed an Assignment and Exclusive Services Agreement with GMA whereby revenues and all concomitant performance obligations, have been assigned to CTO. As such, revenues, expenses, assets and liabilities for all periods covered by the effective date of the Agreement (as of January 1, 2007) have been recognized at a net amount by the company.

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

When there is evidence that the inventory's value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. We have agreements with most of its customers that require the customer to purchase inventory items related to their contracts in the event that the contracts are cancelled. The market value of related inventory is based upon those agreements.

We typically order inventory on a customer-by-customer basis. In doing so we enter into binding agreements that the customer will purchase any excess inventory after all orders are complete. Almost 80% of the total inventory is secured by these agreements.

Results of Operations - Comparison of the three months ended March 31, 2007, and the year ended December 31, 2006

         Sales and Cost of Sales

Net sales increased to $2,288,293 for the three months period ended March 31, 2007, as compared to $1,737,824 during the same period in 2006, for an increase of 31.7%. This increase is attributed to the income generated from DMG of $396,500 and GMA of $72,100 for a total of $468,600. Cost of sales increased by 21.0%, to $1,198,348 during the three months period ended March 31, 2007, from $990,370 during the same period in 2006. The increase in cost of sales is due in part to the increase in revenue. Our gross profit margin for the three months period ended March 31, 2007, was 47.6%, up from 43.0% for the same period in 2006. The majority of the increase is due to the increase in revenue generated by the electronics business and the media agency revenues generated in the US, which have more favorable margins compared to our high volume contract manufacturing business operations.

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at March 31, 2007, was $1,730,735, as compared to $1,960,013 at December 31, 2006. The decrease in inventory is nominal and is indicative of the fact that the media and marketing operations do not have inventories associated with their operations.

         Selling, General and Administrative Expenses

During the three months ended March 31, 2007, selling, general and administrative expenses were $1,711,570, versus $837,520 for the same period in 2006, a 104.4% increase. The increase in selling, general and administrative expenses is due to the service oriented operations of DMG, which was focused on operating our marketing and media services which, as mentioned above do not require inventories to support operations, but they do require additional manpower and resources that are reflected as additional selling general and administrative expenses.

         Interest Expense

Interest expense for the three months ended March 31, 2007, was $710,466 as compared to $1,086,253 for the same period in 2006, a decrease of 34.6%. The decrease is primarily due to the derivative treatment of the convertible debenture.

As a result of the above factors, we have net a loss of $979,035 for the quarter ended March 31, 2007, as compared to $277,998 for the quarter ended March 31, 2006. This net loss is attributed to substantially higher operating costs associated with developing the new projects, and company segments pertaining to direct TV and retail marketing programs.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses preceding this quarter, and our accumulated deficit has increased to $23,160,716 at March 31, 2007, compared to $22,181,679 at December 31, 2006. Our net loss for the quarter ending March 31, 2007, was $979,035 compared to $277,998 for the quarter ended March 31, 2006. Our current liabilities exceeded our current assets by $5,090,728 and $4,863,641 as of March 31, 2007 and December 31, 2006, respectively. For the three months ended March 31, 2007, we had positive cash flows from operations of $129,999 compared to negative cash flows from operations for the three months ended March 31, 2006 of $719,698.

         Cash

We had cash on hand of $146,932 at March 31, 2007, and $146,050 at December 31, 2006.

Net cash provided in operating activities was $129,999 for the three months ended March 31, 2007. Cash received from customers of $2,306,427 was not sufficient to offset cash paid to vendors, suppliers, and employees of $2,765,264. The non-cash charges were for depreciation and amortization of $222,284 and accretion expense of $554,716. Because we have historically had negative cash flows from operations, we must rely on sources of cash other than customers to support our operations. It is anticipated that various methods of equity financing will be required to support operations until cash flows from operations are consistently positive.

Net cash used in investing activities during the three months ended March 31, 2007, was $868,475 which was related primarily to the purchase of a 50% ownership interest in Play Bev. LLC. for $750,000.

Net cash provided by financing activities was $739,358 during the three months ended March 31, 2007, and was primarily related to proceeds from notes payable of $250,000 and proceeds from minority interests of $500,000.

         Accounts Receivable

At March 31, 2007, we had receivables of $963,962, net of a reserve for doubtful accounts of $14,181, as compared to $982,096 at December 31, 2006, net of a reserve of $14,181.

This decrease of $18,134 is immaterial and is considered to be a normal fluctuation in accounts receivable balances. We have implemented an aggressive process to collect past due accounts over the past two years. Individual accounts are continually monitored for collectiblity. As part of monitoring individual customer accounts, we evaluate the adequacy of its allowance for doubtful accounts. Since the implementation of the collection process, very few accounts have been deemed uncollectible.

         Accounts Payable

Accounts payable were $1,138,675 at March 31, 2007, as compared to $1,135,527 at December 31, 2006. The increase was nominal.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $23,160,716 and a total stockholders' equity of $1,183,890 at March 31, 2007. As of March 31, 2007, our monthly operating costs and interest expenses averaged approximately $807,000 per month.

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

Convertible Debentures

Highgate - On May 26, 2005, we entered into an agreement with Highgate Funds, Ltd. ("Highgate") to issue to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture is due December 2007 and is secured by all of our property.

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2007 and December 31, 2006, was $97,836 and $163,884, respectively.

At any time, Highgate may elect to convert principal amounts owing on the Debenture into shares of the Company's common stock at a conversion price equal to the lesser of $0.10 per share, or an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon.

Highgate's right to convert principal amounts into shares of our common stock is limited as follows:

         (i) Highgate may convert up to $250,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the market price of our stock is $0.10 per share or less at the time of conversion;

         (ii) Highgate may convert up to $500,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the price of our stock is greater than $0.10 per share at the time of conversion; provided, however, that Highgate may convert in excess of the foregoing amounts if we and Highgate mutually agree; and

         (iii) Upon the occurrence of an event of default, Highgate may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may convert the Debentures and accrued interest thereon into shares of our common stock.

Except in the event of default, Highgate may not convert the Debenture for a number of shares that would result in Highgate owning more than 4.99% of our outstanding common stock.

In connection with the issuance of the Highgate Debenture, we granted Highgate registration rights related to the issuance of the debenture.

We determined that the features of the Debenture fell under derivative accounting treatment. As of March 31, 2007, the carrying value of the Debenture was $1,846,997. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $2,600,000. The fair value of the derivative liability as of March 31, 2007 was $1,010,023.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds were paid to Cornell to repay promissory notes. Fees of $256,433 were withheld from the proceeds, were capitalized, and are being amortized over the life of the note. As such, of the total Debenture of $3,750,000, the net proceeds to CirTran were $1,228,567. The proceeds were used for general corporate and working capital purposes, at our discretion.

Between the months of January 2007 and May 2007, Highgate converted $550,000 of principal on its convertible debenture into 39,462,736 shares of our common stock, and $100,000 of interest on its convertible debenture into 6,199,628 shares of our common stock at conversion rates of $0.01300 to $0.01613 per share, per the terms of the debenture agreement. As of May 18, 2007, the remaining principal balance was $2,300,000.

Cornell - On December 30, 2005, we entered into an agreement with Cornell to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all our property, junior to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2007 and December 31, 2006, was $93,700 and $62,700 respectively.

At any time, Cornell may elect to convert principal amounts owing on the Cornell Debenture into shares of our common stock at a conversion price equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire Cornell Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon.

Cornell's right to convert principal amounts into shares of our common stock is limited as follows:

         (i) Cornell may convert up to $250,000 worth of the principal amount plus accrued interest of the Cornell Debenture in any consecutive 30-day period when the market price of our stock is $0.10 per share or less at the time of conversion;
         (ii) Cornell may convert up to $500,000 worth of the principal amount plus accrued interest of the Cornell Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.10 per share at the time of conversion; provided, however, that Cornell may convert in excess of the foregoing amounts if we and Cornell mutually agree; and
         (iii) Upon the occurrence of an event of default, Cornell may, in its sole discretion, accelerate full repayment of the debenture outstanding and accrued interest thereon or may convert the Cornell Debenture and accrued interest thereon into shares of our common stock.

Except in the event of default, Cornell may not convert the Cornell Debenture for a number of shares that would result in Cornell owning more than 4.99% of our outstanding common stock.

The Cornell Debenture was issued with 10,000,000 warrants with an exercise price of $0.09 per share that vest immediately and have a three year life.

In connection with the issuance of the Cornell Debenture, we granted Cornell registration rights related to the issuance of the Cornell Debenture and warrants.

We determined that the features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of March 31, 2007 the carrying value of the Cornell Debenture was $723,754. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the Cornell debenture, excluding the warrants, as of March 31, 2007 was $726,911. The fair value of the warrants was $11,891 as of March 31, 2007.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture. As such, of the total Cornell Debenture of $1,500,000, the net proceeds to CirTran were $1,370,000. The proceeds will be used for general corporate and working capital purposes, at our discretion.

Additionally, we entered into an amended and restated investor registration rights agreement with Cornell (the "Registration Rights Agreement"), which superseded the Cornell registration rights agreement between CirTran and Cornell entered into in December 2005. Pursuant to the Registration Rights Agreement, we agreed to file, no later than October 15, 2006, a registration statement to register the resale of shares of our common stock issuable to Cornell upon conversion of the Cornell Debenture and exercise of the Warrants. We agreed to register the resale of up to 42,608,696 shares, consisting of 32,608,000 shares underlying the Debenture and and 10,000,000 shares underlying the Warrants. We agreed to keep such registration statement effective until all of the shares issuable upon conversion of the Debenture have been sold. In the event that we issue more than 42,608,696 shares of common stock upon conversion of the December Debenture, we will file additional registration statements as necessary. The agreement was subsequently amended to extend the filing date of the registration to June 1, 2007.

In connection with the Cornell Debenture, Cornell agreed that it could not convert any amount of principal or interest of the Cornell Debenture in accordance with the terms and conditions of the Lockdown Agreement by and between CirTran and Cornell July 20, 2006, until we have effectuated an increase in its authorized capital. CirTran and Cornell also agreed that in the event that we have not effectuated such increase in its authorized capital by October 30, 2006, which was subsequently extended to June 1, 2007, such failure would constitute an event of default on parallel with those set forth in the Purchase Agreement and subject to the same consequences as those listed in the Purchase Agreement.

As of May 18, 2007, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Cornell - On August 23, 2006, we entered into another securities purchase agreement (the "Purchase Agreement") with Cornell, relating to the issuance by CirTran of a 5% Secured Convertible Debenture, due April 23, 2009, in the aggregate principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2007 and December 31, 2006 was $45,200 and $26,700 respectively.

At any time, Cornell may elect to convert principal amounts owing on the Cornell Debenture into shares of our common stock at a conversion price equal to an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire Cornell Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon.

We also paid a commitment fee of $120,000 and a structuring fee of $15,000 to Cornell. As such, of the total purchase amount of $1,500,000, the net proceeds to CirTran were $1,365,000. We used these proceeds for general corporate and working capital purposes, at our discretion.

Cornell's right to convert principal amounts owing under the August Debenture into shares of our common stock is limited as follows:

         (i) Cornell may convert up to $500,000 worth of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of our stock is $0.03 per share or less at the time of conversion;

         (ii) Cornell may convert any amount of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of our stock is greater than $0.03 per share at the time of conversion; and

         (iii) Upon the occurrence of an Event of Default (as defined in the Debenture), Cornell may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may, notwithstanding any limitations contained in the August Debenture and/or the Purchase Agreement, convert all debentures outstanding and accrued interest thereon in to shares of our Common Stock pursuant to the August Debenture.

Except in the event of default, Cornell may not convert the August Debenture for a number of shares of common stock in excess of that number of shares of common stock that would result in Cornell owning more than 4.99% of our outstanding common stock.

In connection with the Purchase Agreement, we also agreed to grant to Cornell warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants have an exercise price of $0.06 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred.

We determined that the features on the August Debenture and the Warrants fell under derivative accounting treatment. As of March 31, 2007 the carrying value of the August Debenture was $480,012. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the August Debenture, excluding the warrants, as of March 31, 2007 was $867,746. The fair value of the warrants was $32,489 as of March 31, 2007.

As of May 18, 2007, Cornell had not converted any of the August Debenture into shares of our common stock.

Additionally, we entered into an amended and restated investor registration rights agreement with Cornell (the "Registration Rights Agreement"), which superseded the Cornell registration rights agreement between CirTran and Cornell entered into in August 2006. Pursuant to the Registration Rights Agreement, we agreed to file, no later than October 15, 2006, a registration statement to register the resale of shares of our common stock issuable to Cornell upon conversion of the Cornell Debenture and exercise of the Warrants. We agreed to register the resale of up to 89,291,304 shares, consisting of 74,291,304 shares underlying the Debenture and 15,000,000 shares underlying the Warrants. We agreed to keep such registration statement effective until all of the shares issuable upon conversion of the Debenture have been sold. In the event that we issue more than 89,291,304 shares of common stock upon conversion of the August Debenture, we will file additional registration statements as necessary. The agreement was subsequently amended to extend the filing date of the registration to June 1, 2007.

As of March 31, 2007, no amount of the August Debenture had been converted and no shares of our common stock had been issued to Cornell.

Lockdown Agreements

On July 20, 2006, we entered into two lockdown agreements with existing security holders.

The first agreement (the "Cornell Agreement") was with Cornell and related to the Cornell Debenture. Pursuant to the Cornell Agreement, Cornell agreed that it would not convert any of the principal or interest on the Cornell Debenture or exercise any of the Warrants granted to Cornell until we had taken the steps necessary to increase our authorized capital. As such, we were able to lock down 106,900,000 shares underlying the Cornell Debenture and 25,000,000 shares underlying the Cornell Warrants.

The second agreement (the "ANAHOP Agreement") was with ANAHOP, Albert Hagar, and Fadi Nora, and related to the May and June private placement transactions discussed above. Pursuant to the ANAHOP Agreement, Hagar and Nora agreed that they would not exercise any of the warrants they received in connection with the May or June private offerings until we have taken the steps necessary to increase our authorized capital. Additionally, ANAHOP agreed that it would not make the Second Tranche Payment to purchase the Second Tranche Shares until we have taken the steps necessary to increase our authorized capital. As such, under the ANAHOP Agreement, we were able to lock down 21,428,571 shares, and 93,000,000 shares underlying the warrants issued to Hagar and Nora in the May and June private placements.

At a Special Meeting of Shareholders held April 30, 2007, we received approval from our shareholders to amend our Articles of Incorporation to increase our authorized capital to include 1,500,000,000 shares of common stock.

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

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Many important factors could cause actual results to differ materially from management's expectations, including those listed in the "Risk Factors" Section of our Annual Report for the year ended December 31, 2006, as well as the following:

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

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who was also our Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. On May 15, 2006, the Company entered into an agreement with Richard T. Ferrone, CPA, whereby Mr. Ferrone became our Chief Financial Officer. (See discussion below.)

As disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. In our evaluation, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

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

In an effort to resolve the deficiencies in internal control, mentioned above, we, in concurrence with the recommendation of our registered independent public accounting firm, embarked upon an executive search for a qualified candidate to fill the position of chief financial officer. We successfully concluded the executive search on May 15, 2006, when we signed a three year contract with Richard T. Ferrone, CPA, as the new CFO of the Company. The addition of an experienced financial executive is a major achievement in addressing and resolving the deficiencies in our financial controls and also provides us with the capacity to develop and advance our overall financial capabilities of the Company.

Currently, our financial policies and procedures are being evaluated. As a result, several new internal control procedures have been developed and documented and are being implemented accordingly. The financial policies and procedures evaluation program will be an ongoing process to insure continued adequacy and compliance with prescribed internal control procedures, with the initial development of the program primarily focused on the development of internal control procedures and supporting documentation.

Quarterly Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the applicable time periods. As noted above, we are working to remediate the weakness described above, including the hiring a new chief financial officer.

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, beginning with our Form 10-KSB for the fiscal year ending on December 31, 2007, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-KSB for the fiscal year ending on December 31, 2008. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We assumed certain liabilities of Circuit Technology, Inc., ("Circuit"), in connection with our transactions in the year 2000, and as a result we are defendant in a number of legal actions involving nonpayment of vendors for goods and services rendered. We have accrued these payables and have negotiated settlements with respect to some of the liabilities, including those detailed below, and are currently negotiating settlements with other vendors. As of November 14, 2006, the only remaining liability of Circuit is C/S Utilities, discussed below.

C/S Utilities - C/S Utilities notified CirTran that (as successor to Circuit Technology, Inc.) it believes it has a claim against CirTran in the amount of $32,472 regarding utilities services. The claim was assigned to BC Services, Inc., which obtained a judgment against Circuit for $37,966 in El Paso County, Colorado, District Court on February 13, 2003. We are reviewing its records in an effort to confirm the validity of the claims and evaluate its options, and have been involved in settlement negotiations.

As of May 7, 2007, the Company entered into a settlement agreement with a representative on behalf of C/S Utilities settling all claims in exchange for a payment of $10,000, which was subsequently made in full.

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

CirTran Asia, et al. v. International Edge, et al., Civil No. 2:05 CV 413BSJ, U.S. District Court, District of Utah. On May 11, 2005, CirTran Asia, UKING System Industry Co., Ltd., and Charles Ho filed suit against International Edge, Inc., Michael Casey Enterprises, Inc., Michael Casey, David Hayek, and HIPMG, Inc., for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, and fraud in relation to certain licensing issues relating to the Ab King Pro. The defendants counterclaimed, alleging breach of contract, fraud, defamation and related claims, all related to the Ab King Pro, seeking damages in the amount of $10,000,000. CirTran Asia and the other plaintiffs filed their reply to the counterclaim, disputing all of the allegations and claims. International Edge filed a motion to dismiss for lack of jurisdiction, which was denied. As of the date of this Report, the case was proceeding in the discovery stage. Sales from this product in the year ended December 31, 2005, were approximately $960,000, and in the year ended December 31, 2006, were approximately $0. CirTran Asia intends to vigorously pursue this action.

CirTran Corporation vs. Advanced Beauty Solutions, LLC, and Jason Dodo, Civil No. 060900332, Third Judicial District Court, Salt Lake County, State of Utah. On January 9, 2006, we brought suit against Advanced Beauty Solutions ("ABS") and Jason Dodo, asserting claims including breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relations, fraud and unjust enrichment.

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

On June 6, 2006, we signed an agreement with ABS (the "Asset Purchase Agreement"), subject to the ABS Bankruptcy Court's approval. On June 7, 2006, the ABS Bankruptcy Court entered orders approving the Asset Purchase Agreement and granting the Sale Motion, and approving the settlement and compromise of certain disputed claims against ABS.

Pursuant to the settlement of ABS's bankruptcy proceedings and the Asset Purchase Agreement, the Company has an allowed claim against the ABS's estate in the amount of $2,350,000, of which $750,000 is to be credited to the purchase of substantially all of ABS's assets. Under the settlement, we shall be allowed to participate as a general unsecured creditor of ABS's estate in the amount of $1,600,000 on a pari passu basis with the $2,100,000 general unsecured claim of certain insiders of ABS and subject to the prior payment of certain secured, priority, and non-insider claims in the amount of approximately $1,507,011.

Under the Asset Purchase Agreement, we agreed to purchase substantially all of ABS's assets (the "Assets") in exchange for:

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

The Assets include personal property; intellectual property; certain executory contracts and unexpired leases; inventory; ABS's rights under certain insurance policies; deposits and prepaid expenses; books and records; goodwill; certain causes of action; permits; customer and supplier lists; and telephone numbers and listings.

Under the Asset Purchase Agreement, the Royalty Obligation is capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the 2 year anniversary of the Closing, then, within 30 days of such anniversary, we agreed to pay ABS an amount equal to $435,000 less the royalty payments made to date. As part of the settlement, we agreed to exchange general releases with, among others, ABS, Jason Dodo (the manager of ABS), Inventory Capital Group ("ICG"), and Media Funding Corporation ("MFC"). The settlement also resolved a related dispute with ICG in which ICG assigned $65,000 of its secured claim against ABS to CirTran.

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

         c) Following the payments to the Secured Parties and others as set forth immediately above, the remaining Royalty Obligation payments will be used for distribution to allowed general unsecured claims not including those of CirTran and certain insiders with unpaid notes (the "Insider Noteholders").

         d) Following payments as set forth in (a), (b), and (c) above, the Royalty Obligation payments will be shared pro rata among the Insider Noteholders (with a total allowed aggregate claim of $2,100,000), and CirTran (with a general unsecured claim in the amount of $1,600,000), until paid in full.

The total claim against ABS's estate that must be paid before CirTran begins to share in the Royalty Obligation payments is $435,000.

Advanced Beauty Solutions v. CirTran Corporation, Bankruptcy Court, Central District of California, Case No. 01-10076. On or about March 9, 2007, ABS commenced litigation in Bankruptcy Court, Central District of California, against CirTran alleging claims for breach of contract, unjust enrichment and seeking an accounting and appointment of a receiver in connection with the above described settlement agreement between CirTran and ABS. ABS generally alleged that we had defaulted on certain payments due under such settlement agreement. As of the date of this Report, we have not yet filed an answer, but have obtained an extension in connection with a proposed settlement agreement with ABS, which was approved by the Bankruptcy Court, which provides for certain payments to be made by CirTran to ABS and, if performed, could lead to the dismissal of the litigation. We believe CirTran has valid defenses to the claims made in the litigation.

CirTran v. Guthy-Renker Corporation and Ben Van De Bunt, Civil No. 20060980298, Third Judicial District Court, Salt Lake County, State of Utah. In May 2006, we filed suit against Guthy-Renker Corporation and one of its officers, claiming breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, misrepresentation, and punitive damages. The suit seeks damages in an amount to be proven at trial. The defendants filed a motion to stay litigation and compel arbitration in the matter. We filed its response to the motion. On November 7, 2006, the motion was granted. As of the date of this report, we are preparing for arbitration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, Highgate converted $100,000 of interest on its convertible debenture into 6,199,628 shares of our restricted common stock at a conversion rate of $0.01613 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On February 12, 2007, Highgate converted $100,000 of its convertible debenture into 6,807,352 shares of our restricted common stock at a conversion rate of $0.01469 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On February 23, 2007, Highgate converted $50,000 of its convertible debenture into 3,403,676 of our restricted common stock at a conversion rate of $0.01469 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

In March 2007, Highgate converted $100,000 of its convertible debenture into 7,077,141 shares of our restricted common stock at a conversion rate of $0.01413 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On April 12, 2007, Highgate converted $100,000 of its convertible debenture into 7,692,308 shares of our restricted common stock at a conversion rate of $0.01413 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On April 26, 2007, Highgate converted $200,000 of its convertible debenture into 14,482,259 shares of our restricted common stock at a conversion rate of $0.01381 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

In each case, the securities were issued in connection with private transactions with accredited investors pursuant to Section 4(2) of the Securities Act and regulations promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

Special Meeting of Shareholders
-------------------------------

On April 30, 2007, the Company held a special meeting of shareholders (the "Special Meeting") to vote on a proposed amendment to the Company's Articles of Incorporation, as amended to date, to increase the authorized capital of the Company to include 1,500,000,000 shares of common stock, and to effectuate a 1.2 shares for one share forward stock split.

At the Special Meeting,  the voting on the proposal was as follows:  542,960,370
shares  voted  in  favor;  14,724,706  shares  voted  against;   187,715  shares
abstaining; and there were no broker non-votes.

Item 5. Other Information

Abacas Ventures

An explanation of the relationship between CirTran and Abacas Ventures, Inc. is as follows:

Two trusts, the Saliba Living Trust and the Saliba Private Annuity Trust (collectively, the "Saliba Trusts"), were investors in Circuit and predecessor entity of CirTran. The trustees of the trusts are Tom and Betty Saliba, and Tom Saliba, respectively. (Tom Saliba is the nephew of the grandfather of Trevor Saliba, one of the directors of CirTran.) In July 2000, CirTran merged with Circuit. Through that merger, the Saliba Trusts became shareholders of CirTran. The Saliba Trusts are also two of the shareholders of an entity named Abacas Ventures, Inc. ("Abacas"). At the time of the merger, CirTran was in default on several of its obligations, including an obligation to Imperial Bank. The Saliba Trusts, through Abacas, purchased the bank's claim against CirTran to protect their investment in CirTran. Since that time, Abacas has continued to settle debts of CirTran to improve Abacas's position and to take advantage of certain discounts that creditors of CirTran offered to settle their claims. On two occasions, the Abacas shareholders have agreed to convert outstanding debt owed by CirTran to Abacas into shares of CirTran common stock (discussed below). Abacas continues to work with the company to settle claims by creditors against CirTran, and, on occasion, to provide funding. There can be no assurance that Abacus will agree to convert its existing debt, or any debt it acquires in the future, into shares of CirTran, or that conversions will occur at a price and on terms that are favorable to CirTran. If Abacus and CirTran cannot agree on acceptable conversion terms, Abacus may demand payment of some or all of the debt. If CirTran does not have sufficient cash or credit facilities to pay the amount then due and owing by CirTran to Abacus, Abacus may exercise its rights as a senior secured lender and commence foreclosure or other proceedings against the assets of CirTran. Such actions by Abacus could have a material adverse effect upon CirTran and its ability to continue in business.

In January, 2002, we entered into an agreement with Abacas under which we issued an aggregate of 19,987,853 shares of common stock to four of Abacas's shareholders in exchange for cancellation by Abacas of an aggregate amount of $1,499,090 in senior debt owed to the creditors by CirTran. The shares were issued with an exchange price of $0.075 per share, for the aggregate amount of $1,500,000.

In December, 2002, we entered into an agreement with Abacas under which we issued an aggregate of 30,000,000 shares of common stock to four of Abacas's shareholders in exchange for cancellation by Abacas of an aggregate amount of $1,500,000 in senior debt owed to the creditors by CirTran. The shares were issued with an exchange price of $0.05 per share, for the aggregate amount of $1,500,000.

During 2002, we entered into a verbal bridge loan agreement with Abacas. This agreement allows CirTran to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan bears interest at 24% and is payable on demand. There are no required monthly payments. During the years ended December 31, 2004 and 2003, we were advanced $3,128,281 and $350,000, respectively, and made cash payments of $3,025,149 and $875,000, respectively.

During the year ended December 31, 2004, Abacas completed negotiations with several vendors of CirTran, whereby Abacas purchased various past due amounts for goods and services provided by vendors, as well as notes payable (see Note
7). The total of these obligations was $1,263,713. We have recorded this transaction as a $1,263,713 non-cash increase to the note payable owed to Abacas, pursuant to the terms of the Abacas agreement.

The total principal amount owed to Abacas between the note payable and the bridge loan was $1,530,587 and $163,742 as of December 31, 2004 and 2003, respectively. The total accrued interest owed to Abacas between the note payable and the bridge loan was $430,828 and $230,484 as of December 31, 2004 and 2003, respectively, and is included in accrued liabilities.

In March 2005, the shareholders of Abacas agreed to cancel $2,050,000 of principal and accrued interest in return for CirTran issuing 51,250,000 shares of our restricted common stock to certain shareholders of Abacas. No registration rights were granted.

As of May 18, 2007, no further loans had been made to CirTran from Abacas.

As of December 31, 2001, Iehab Hawatmeh had loaned CirTran a total of $1,390,125. The loans were demand loans, bore interest at 10% per annum and were unsecured. Effective January 14, 2002, we entered into four substantially identical agreements with existing shareholders pursuant to which we issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share for $500,000 in cash and the cancellation of $2,749,090 principal amount of our debt. Two of these agreements were with the Saliba Private Annuity Trust, one of our principal shareholders, and a related entity, the Saliba Living Trust. The Saliba trusts are also principals of Abacas Ventures, Inc., which entity purchased our line of credit in May 2000. Pursuant to the Saliba agreements, the trusts were issued a total of 26,654,520 shares of common stock in exchange for $500,000 cash and the cancellation of $1,499,090 of debt. We used the $500,000 cash from the sale of the shares for working capital. As a result of this transaction, the percentage of our common stock owned by the Saliba Private Annuity Trust and the Saliba Living Trust increased from approximately 6.73% to approximately 17.76%. Mr. Trevor Saliba, one of our directors and officers, is a passive beneficiary of the Saliba Private Annuity Trust. Pursuant to the other two agreements made in January 2002, we issued an aggregate of 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable by two shareholders, Mr. Iehab Hawatmeh (our president, a director and our principal shareholder) and Mr. Rajai Hawatmeh. Of these shares, 15,333,333 were issued to Iehab Hawatmeh in exchange for the cancellation of $1,150,000 in debt.

In February 2000, prior to its acquisition of Vermillion Ventures, Inc., a public company, Circuit, while still a private entity, redeemed 680,145 shares (as presently constituted) of common stock held by Raed Hawatmeh, who was a director of Circuit at that time, in exchange for $80,000 of expenses paid on behalf of the director. No other stated or unstated rights, privileges, or agreements existed in conjunction with this redemption. This transaction was consistent with other transactions where shares were offered for cash.

In 1999,  Circuit  entered into an  agreement  with Cogent  Capital  Corporation
("Cogent") a financial consulting firm, whereby Cogent agreed to assist and provide consulting services to Circuit in connection with a possible merger or acquisition. Pursuant to the terms of this agreement, we issued 800,000 (pre-forward split) restricted shares (12,000,000 post-forward split shares) of our common stock to Cogent in July 2000 in connection with our acquisition of the assets and certain liabilities of Circuit. The principal of Cogent was appointed a director of Circuit after entering into the financial consulting agreement and resigned as a director prior to the acquisition of Circuit by Vermillion Ventures, Inc. on July 1, 2000.

Also, as of December 31, 2004 CirTran owed I&R Properties, LLC, the previous owner of our principal office and manufacturing facility for unpaid accrued rent and accrued interest. We settled with owed I&R Properties, LLC., on accrued rent and interest of $400,000 by issuing 10,000,000 shares of unregistered common stock in March 2005.

Management believed at the time of each of these transactions and continues to believe that each of these transactions were as fair to CirTran as could have been made with unaffiliated third parties.

No Change in Nominating Procedures

No changes have been made to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 6. Exhibits

         Exhibits:

         10.01 Amendment Number 2 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007
                  (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference). (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.02 Amendment Number 4 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007(previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference). (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.03 Appointment of Mr. Fadi Nora to the Board of Directors of CirTran Corporation. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.03 Licensing and Marketing Agreement with Arrowhead Industries, Inc. dated February 13, 2007. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.04 Amendment to Employment Agreement for Iehab Hawatmeh, dated January 1, 2007. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.05 Amendment to Employment Agreement for Shaher Hawatmeh, dated January 1, 2007. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.06 Amendment to Employment Agreement for Trevor Saliba, dated January 1, 2007. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.07 Amendment to Employment Agreement for Richard Ferrone dated February 7, 2007. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.10 Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC, dated April 16, 2007 (previously filed as an exhibit to the Companys' Current Report on Form 8-K filed with the Commission on April 20, 2007, and incorporated herein by reference).
         10.11 Employment Agreement for Mr. Sovatphone Ouk dated April 16, 2007 (previously filed as an exhibit to the Companys' Current Report on Form 8-K filed with the Commission on April 20, 2007, and incorporated herein by reference).

         10.12 Triple Net Lease between CirTran Corporation and Don L. Buehner, dated as of May 4, 2007 (previously filed as an exhibit to the Companys' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).
         10.13 Commercial Real Estate Purchase Contract between Don L. Buehner and PFE Properties, L.L.C., dated as of May 4, 2007 (previously filed as an exhibit to the Companys' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).

         10.14 Settlement Agreement between Diverse Talent Group, Inc. and CirTran Corporation, dated May 15, 2007.
         10.15 Diverse Media Group, Inc. Investor Rights Agreement, dated May 15, 2007.
         10.16    Escrow Agreement, dated May 15, 2007.

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


                                            CIRTRAN CORPORATION

Date:   May 21, 2007                        By: /s/ Iehab J. Hawatmeh
                                               ---------------------------------
                                            Iehab J. Hawatmeh
                                            President
                                            (Principal Executive Officer)


Date:   May 21, 2007                        By: /s/ Richard Ferrone
                                               ---------------------------------
                                            Richard Ferrone
                                            Chief Financial Officer
                                            (Principal Financial Officer)

--------------------------------------------------------------------------------