Form 10QSB
period 2007-06-30
CIRTRAN CORP
filed 2007-08-20
CIK 813716

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

         For the quarterly period ended June 30, 2007

                                       OR

/  /     TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from ________ to ________.

                         Commission file number 0-26059

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                                68-0121636
    ----------------------------------------          ------------------
        (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)               Identification No)

            4125 South 6000 West
            West Valley City, Utah                           84128
    ----------------------------------------          ------------------
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

The number of shares outstanding of the issuer's common stock as of August 20, 2007: 906,189,288

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

Table of Contents
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of June 30, 2007, and                             3
         December 31, 2006 (unaudited)

         Statements of Operations for the Three and Six Months ended         4
         June 30, 2007, and 2006 (unaudited)

         Statements of Cash Flows for the Six Months ended                   5
         June 30, 2007, and 2006 (unaudited)

         Notes to Condensed Consolidated Financial Statements                7
         (unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation          21

Item 3.  Controls and Procedures                                            45

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  47

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        49

Item 4.  Submission of Matters to a Vote of Security Holders                50

Item 5.  Other Information                                                  50

Item 6   Exhibits                                                           53

Signatures                                                                  55

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                   June 30,        December 31,
                                                    2007               2006
--------------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents                        $     482,143    $     146,050
Trade accounts receivable, net of
  allowance for doubtful accounts of
  $14,181 and $14,181, respectively                  1,228,465          982,096
Inventory, Net of reserve of $866,354
  and $866,354, respectively                         2,055,248        1,960,013
Prepaid Deposits                                        83,734           80,925
Investment Receivables                                 351,377          241,744
Other                                                  295,048          213,212
--------------------------------------------------------------------------------
   Total Current Assets                              4,496,015        3,624,040

Investment in Securities, at Cost                    1,050,000          300,000

Deferred Offering Costs, Net                           199,682          296,103

Long Term Receivables                                1,665,000        1,665,000

Property and Equipment, Net                            998,233        2,678,454

Intellectual Property, Net                           2,285,747        2,451,408

Other Assets                                            16,743          114,733
--------------------------------------------------------------------------------

   Total Assets                                  $  10,711,420    $  11,129,738
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $   1,098,711    $   1,135,527
Accrued liabilities                                  1,464,471          607,649
Deferred revenue                                       356,066          191,396
Derivative liability                                 3,311,874        3,362,626
Convertible debenture                                3,165,312        2,746,047
Current maturities of long-term notes payable          484,555          444,436
Notes payable to stockholders                          270,000                -
--------------------------------------------------------------------------------
   Total Current Liabilities                        10,150,989        8,487,681
--------------------------------------------------------------------------------

Long-Term Notes Payable, Less Current Maturities             -        1,023,110
--------------------------------------------------------------------------------

Commitments and Contingencies
Minority Interest                                    1,250,000                -

Stockholders' Equity
Common stock, par value $0.001; authorized
   1,500,000,000 shares; issued and outstanding
   shares: 860,787,228 and 656,170,424                 860,782          656,165
Employee receivable                                    (66,000)         (66,000)
Additional paid-in capital                          24,243,739       23,210,461
Accumulated deficit                                (25,728,090)     (22,181,679)
--------------------------------------------------------------------------------
   Total Stockholders' Equity (Deficit)               (689,569)       1,618,947
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity
  (Deficit)                                      $  10,711,420    $  11,129,738
================================================================================

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                         For the Three Months Ended    For the Six Months Ended
                                 June 30,                      June 30,
                        ---------------------------  ---------------------------
                            2007            2006          2007           2006
--------------------------------------------------------------------------------

Net Sales               $  2,878,156  $   2,224,441  $  5,166,449  $  3,962,265
Cost of Sales             (1,252,284)    (1,232,034)   (2,450,216)   (2,222,404)
--------------------------------------------------------------------------------

   Gross Profit            1,625,872        992,407     2,716,233     1,739,861
--------------------------------------------------------------------------------

Operating Expenses
 Selling, general and
  administrative
  expenses                 2,852,855      1,926,809     4,489,460     2,764,329
 Non-cash employee
  compensation expense             -         65,616        75,385        65,616
--------------------------------------------------------------------------------
   Total Operating
    Expenses               2,852,855      1,992,425     4,564,845     2,829,945
--------------------------------------------------------------------------------

    Loss From Operations  (1,226,983)    (1,000,018)   (1,848,612)   (1,090,084)
--------------------------------------------------------------------------------

Other Income (Expense)
 Interest                   (749,322)      (550,562)   (1,459,791)   (1,636,815)
 Gain on forgiveness of
  debt                         4,542          2,260        23,748         6,930
 Gain (loss) on
  derivative valuation      (595,607)       894,002      (261,756)    1,787,653
--------------------------------------------------------------------------------
   Total Other Expense,
    Net                   (1,340,387)       345,700    (1,697,799)      157,768
---------------------------------------------------  --------------------------

Net Loss                $ (2,567,370) $    (654,318) $ (3,546,411) $   (932,316)
--------------------------------------------------------------------------------

Basic loss per
 common share           $          -  $           -  $          -  $          -
--------------------------------------------------------------------------------
Diluted loss per
 common share           $          -  $           -  $          -  $          -
--------------------------------------------------------------------------------



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Six Months Ended June 30,                     2007             2006
--------------------------------------------------------------------------------

Cash flows from operating activities
Net loss                                         $  (3,546,411)   $    (932,316)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                      433,842          237,009
    Accretion expense                                1,169,265        1,384,884
    Gain on forgiveness of debt                        (23,748)          (6,930)
    Non-cash compensation expense                       75,385           29,590
    Provision for doubtful accounts                          -          117,507
    Options issued to attorneys and
      consultants for services                               -           59,851
    Change in valuation of derivative                  261,759       (1,787,653)
    Gain on sale of building                           (20,269)               -
  Changes in assets and liabilities:
     Trade accounts receivable                        (246,369)         216,353
     Other receivables                                       -          (18,475)
     Prepaid deposits                                   (2,809)         142,188
     Inventories                                       (95,236)         196,719
     Prepaid expenses and other assets                  16,154          132,045
     Accounts payable                                  (36,816)        (372,986)
     Accrued liabilities                               190,103         (117,963)
     Deferred revenue                                  164,670          (73,067)
--------------------------------------------------------------------------------

     Total adjustments                               1,885,931          139,072
--------------------------------------------------------------------------------

  Net cash provided by (used in)
   operating activities                             (1,660,480)        (793,244)
--------------------------------------------------------------------------------

Cash flows from investing activities
Proceeds from the sale of property and equipment     2,500,000                -
Intangibles purchased with cash                        (45,202)        (556,163)
ABS assets acquired with cash                                -       (1,125,000)
Cash issued on line of credit                         (109,633)         (40,000)
Purchase of property and equipment                    (135,600)        (171,490)
================================================================================

  Net cash used in investing activities              2,209,565       (1,892,653)
--------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from notes payable to stockholders            330,000          110,837
Payments on notes payable to stockholders              (60,000)         (95,806)
Sale of minority interest                              750,000                -
Principal payments on notes payable                 (1,232,992)          (5,030)
Proceeds from private placement                              -        1,300,000
Exercise of options issued to attorneys
  and consultants for services                               -           26,376
================================================================================

  Net cash provided by (used in)
   financing activities                               (212,992)       1,336,377
================================================================================

Net increase (decrease) in cash and
  cash equivalents                                     336,093       (1,349,520)

Cash and cash equivalents at beginning
  of period                                            146,050        1,427,865
================================================================================

Cash and cash equivalents at end of period       $     482,143    $      78,345
================================================================================


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)





For the Six Months Ended June 30,                    2007              2006
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest         $      61,760    $      57,713

Noncash investing and financing activities

Issuance of stock and options for settlement
  of litigation                                              -          464,187
Stock issued for settlement of accrued interest        100,000           76,000
Common Stock issued for partial conversion of
  Convertible Debenture                              1,062,509        1,630,491
Reclassification accounts receivable to notes
  receivable and accrued compensation                        -           54,000
ABS assets acquired in exchange for guaranteed
  payment and reduction of claim                             -        1,185,000
Stock issued for subscription receivable                     -          200,000
Warrants issued with derivative liability
  features                                                   -          955,520
Options granted and exercised in partial
  settlement of payable                                      -           18,974
Common Stock issued for the 1.2 for 1 forward
  split                                                140,572                -
Deferred gain on the sale and leaseback of
  office building                                      810,736                -
Investment in Play Beverage Group, LLC                 750,000                -
















                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The Company consolidates all of its majority-owned subsidiaries and companies over which the Company exercises control through majority voting rights. The Company accounts for its investments in common stock of other companies that the Company does not control but over which the Company exert significant influence using the equity method, with its share of their results classified as revenues.

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting policies generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Principles of Consolidation -- The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation, CirTran-Asia Inc., CirTran Products, Inc., and CirTran Media Corp. (formerly known as Diverse Media Group Corporation), (see Note 7, Commitments And Contingencies below), PFE Properties, LLC, CirTran Online Corporation and CirTran Beverage Corp. (see Note 7, Commitments And Contingencies, below). All significant intercompany transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets -The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of June 30, 2007, the Company does not consider any of its long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 - 7 years. Amortization expense was $105,431 and $1,279 for the three months ended June 30, 2007 and 2006, and $210,863 and $7,674 for the six months ended June 30, 2007 and 2006, respectively.

Registration Payment Arrangements - On January 1, 2007, the Company adopted FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2"). Under FSP 00-19-2 and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5"), a registration payment arrangement is an arrangement where (a) the Company endeavors to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or (b) the Company will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if the Company fails to meet those requirements. When the Company issues an instrument with these registration payment requirements, the Company estimates the amount of consideration that is likely to be paid out under the agreement and offsets the amount of the liability against the proceeds of the instrument issued. The estimate is re-evaluated at the end of each reporting period, with any changes recorded as a registration penalty in the statements of operations. As further described in Note 7, the Company has instruments that contain registration payment arrangements. The effect of implementing this FSP has not had a material effect on the financial statements because the probability of payment under the terms of the agreements is considered to be remote.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has a history of losses including a net loss of $2,567,370 and $3,546,411 for the three and six months ended June 30, 2007. As of June 30, 2007, and December 31, 2006, the Company had an accumulated deficit of $25,728,090 and $22,181,679, respectively, and a total stockholders' deficit of $689,569 and equity of $1,618,947, respectively. The Company also had a working capital deficit of $5,654,973 and $4,863,641 as of June 30, 2007, and December 31, 2006, respectively. In addition, the Company's operations used cash of $1,660,482 and $793,244 for the six months ended June 30, 2007, and 2006, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. Along with the continued operation of the Company, there are several new programs in development. These programs represent a new direction for the Company into consumer products contract manufacturing & beverage manufacturing and distribution and marketing. These new programs have the potential to carry higher profit margins than electronic manufacturing and as a result, the Company is investing substantial resources into developing these activities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - INVENTORY

Inventories are composed of the following:

                                               June 30,        December 31,
                                                 2007              2006
    -----------------------------------------------------------------------
     Raw Materials                            $ 1,924,870      $ 1,739,619
     Work in Process                              227,312          463,023
     Finished Goods                               769,420          623,725
     Allowance / Reserve                         (866,354)        (866,354)
                                              -----------------------------

          Totals                              $ 2,055,248      $ 1,960,013
                                              =============================

NOTE 4 - INVESTMENTS

In May 2007, the Company formed CirTran Beverage Corp. ("CBC"), a wholly owned subsidiary to arrange for the manufacture, marketing and distribution of the Playboy licensed energy drinks and flavored water beverages, and related merchandise through various distribution channels, including traditional retail channels as well as catalogs, internet, live shopping and other channels.

During the six months ended June 30, 2007, the Company, along with several other investors, formed After Bev Group, LLC ("AfterBev"). CBC contributed its expertise for an 84% interest in AfterBev, and the additional investors contributed $500,000 for a 16% interest in AfterBev. Subsequent to the formation, After Bev purchased a 50% ownership in Play Beverage Group LLC ("PlayBev") for $500,000 using the cash received during its formation, and an additional $250,000 raised in the form of notes payable. CirTran has recorded the investment at its cost of $750,000, and has also recorded notes payable for $250,000 and a minority interest of $500,000.

During the three months ended June 30, 2007, additional investors purchased from CBC a total of 13% interest in AfterBev for $750,000. This credited an additional minority interest in AfterBev of $750,000.

NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 360,350,500 and 268,922,914 in potentially issuable common shares at June 30, 2007, and June 30, 2006, respectively, that were excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders -- During the second quarter 2007, the President of the Company loaned the Company a net amount of $70,000 and another shareholder, loaned the Company $450,000, of which $200,000 was repaid in July 2007. The loans were recorded as notes payable to stockholders.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Registration Rights -In December 2005, in connection with the Company's issuance of a convertible debenture to Cornell Capital Partners, L.P. ("Cornell") (discussed below in Note 9), the Company granted to Cornell registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. In the event the initial registration statement is not filed by the scheduled filing deadline then as partial relief for the damages to any holder of registrable securities, the Company will pay as liquidated damages either a cash amount or in shares of the Company's common stock, within three business days, equal to two percent of the liquidated value of the convertible debentures outstanding for each thirty day period after the scheduled filing deadline, during which the initial registration statement has not been filed. The Company agreed to register the resale of up to 32,608,696 shares and 10,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company subsequently entered into various extension agreements with Cornell to extend the filing date of the registration statement to December 15, 2007

In August 2006, in connection with the Company's issuance of another convertible debenture to Cornell, the Company entered into an amended and restated registration rights agreement with Cornell, which superseded the registration rights agreement from the December 2005 debenture transaction. Pursuant to the amended registration rights agreement, the Company agreed to file a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of both debentures. In the event the initial registration statement is not filed by the scheduled filing deadline then as partial relief for the damages to any holder of registrable securities, the Company will pay as liquidated damages either a cash amount or in shares of the Company's common stock, within three business days, equal to two percent of the liquidated value of the convertible debentures outstanding for each thirty day period after the scheduled filing deadline, during which the initial registration statement has not been filed. The Company agreed to file the registration statement by October 30, 2006. The agreement was subsequently amended to extend the filing date of the registration to December 31, 2006, and then again to June 1, 2007. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 74,291,304 shares and 15,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. As of the date of this Report, no such registration statement has been filed. The Company and Cornell agreed to extend the filing date of the registration statement to December 15, 2007.

On July 20, 2006, the Company entered into a lockdown agreement with Cornell (the "Cornell Agreement") related to the first Cornell Debenture (See Note 9.) Pursuant to the Cornell Agreement, Cornell agreed that it would not convert any of the principal or interest on the Cornell Debenture or exercise any of the Warrants granted to Cornell until the Company had taken the steps necessary to increase its authorized capital. As such, the Company was able to lock down 106,900,000 shares underlying the Cornell Debenture and 25,000,000 shares underlying the Cornell Warrants (See Note 9.) On April 30, 2007 the Company increased the number of its authorized shares to 1,500,000,000. The increase in the number of authorized shares provided adequate coverage for the conversion of the Cornell Debenture and therefore negated the need for the Cornell Lockdown Agreement.

Diverse Talent Group Transaction - In March 2006, the Company formed a new subsidiary, Diverse Media Group Corporation ("DMG"), to provide end-to-end services to the direct response and entertainment industries. The new division provides product marketing, production, media funding and merchandise manufacturing services. On May 26, 2006, DMG entered into an assignment and exclusive services agreement with Diverse Talent Group, Inc., a California corporation, ("DT"). The Services Agreement had a 5-year term and was made effective as of April 1, 2006. Pursuant to the Services Agreement, DMG and DT entered into an exclusive operating relationship whereby DMG agreed to outsource its talent agency operations to DT and to provide financing to DT to assist in DT's growth. Under the Services Agreement, DMG and DT created a relationship whereby DT would operate exclusively under the DMG business structure. The project did not generate the type of synergy that was anticipated, and it was concluded that it would be in the best interest of the Company to terminate the relationship with DT.

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

         The sale and registration limitations are as follows:

              (a) No stock may be sold during the first year unless a registration statement is filed.
              (b) The number of shares subject to registration rights is limited based on the total number of outstanding shares of Diverse Media Group, Inc. stock.
              (c) Sales of stock in subsequent years are restricted based on trading volume.

The Company anticipates that DMG will continue to develop relationships with talent agencies as they have done since inception.

The emphasis on involvement with talent agencies has been reduced because of; the name change from Diverse Media Group to CirTran Media Corp. as per the terms of the agreement, and because of the termination of Trevor Saliba, who was responsible for talent agency related activities. It is anticipated that with our continued emphasis in marketing products to the direct-to-TV sales channel and the marketing of the PlayBev energy drink, both of which use celebrity endorsements, that we will renew our development efforts with the talent agencies when the opportunity presents itself.

On August 14, 2007 we were advised by legal counsel that 9,000,000 shares had been issued and are being held in escrow as per the terms of the agreement.

Manufacturing Agreement - On June 10, 2004, the Company entered into an exclusive manufacturing agreement with certain developers. Under the terms of the agreement, the Company, through its wholly-owned subsidiary CirTran-Asia, had the exclusive right to manufacture certain products developed by the developers or any of their affiliates. Had the developers terminated the agreement prior to June 10, 2007, they would have been required to pay the Company $150,000. The developers did not terminate the agreement, and on June 10, 2007, the agreement expired according to the terms of the agreement.

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

NOTE 8 - SALE OF PROPERTY

Property Sale - On May 4, 2007, PFE Properties LLC ("PFE"), a Utah limited liability company and subsidiary of the Company, sold and leased back the land and building where the Company presently has its headquarters and manufacturing facility, for $2,500,000. Of that amount, an aggregate of $1,233,288 went to repay PFE's mortgage loan, taxes, fees, commissions, and other expenses. The net amount to PFE was $1,266,712, which was paid at closing.

In connection with the sale, the Company entered into a Triple Net Lease (the "Lease") whereby the Company agreed to lease the property from the buyer. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. The monthly lease payment will be $17,083.

The Company recorded a gain on the sale of the property of $810,736 which is being deferred over the life of the lease, in accordance with Statement of Financial Accounting Standards No. 13.

NOTE 9 - CONVERTIBLE DEBENTURES

Highgate - On May 26, 2005, the Company entered into an agreement with Highgate to issue to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture is due December 2007 and is secured by all of the Company's property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2007, and December 31, 2006, was $124,657 and $163,884, respectively.

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

The Company determined that the features of the Debenture fell under derivative accounting treatment. As of June 30, 2007, the carrying value of the Debenture was $1,693,693. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $2,100,000. The fair value of the derivative liability as of June 30, 2007, was $1,142,519, and the amount remaining as loan fees, was $199,682, which are being amortized over the life of the debenture.

During the six months ended June 30, 2007, Highgate converted $750,000 of its convertible debenture into shares of the Company's common stock at a conversion rate ranging from $0.00816 to $0.01613 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding each conversion. As of June 30, 2007, Highgate had converted $1,650,000 of principal on the convertible debenture which leaves an outstanding balance of $2,100,000.

Cornell - On December 30, 2005, the Company entered into an agreement with Cornell Capital Partners, L.P. ("Cornell") to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all the Company's property, junior to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The accrued interest on the debenture was $111,986 as of June 30, 2007.

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

The Company determined that the features on the Cornell Debenture and the associated Warrants fell under derivative accounting treatment.. As of June 30, 2007, the carrying value of the Debenture was $868,505. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $1,500,000. The fair value of the derivative liability related to the Cornell Debenture, as of June 30, 2007, was $916,884. The fair value of the warrants was $9,001 as of June 30, 2007.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture.

As of June 30, 2007, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Cornell - On August 23, 2006, the Company entered into another securities purchase agreement (the "Purchase Agreement") with Cornell, relating to the issuance by the Company of a 5% Secured Convertible Debenture, due April 23, 2009, in the aggregate principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The accrued interest on the debenture was $63,699 as of June 30, 2007.

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

The Company determined that the features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of June 30, 2007, the carrying value of the Debenture was $603,114. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $1,500,000. The fair value of the derivative liability related to the Cornell Debenture, as of June 30, 2007, was $1,058,892. The fair value of the warrants was $27,597 as of June 30, 2007.

In connection with the issuance of the August Debenture, fees of $135,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the August Debenture.

As of June 30, 2007, Cornell had not converted any of the August Debenture into shares of the Company's common stock.

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

On April 30, 2007, the Company received shareholder approval to increase its authorized capital to include 1,500,000,000 shares of common stock as a result of the increase in the authorized shares. The increase in the authorized capital will provide adequate coverage for the conversion of the Cornell Debenture and the August Debenture, and therefore negated the need for the Cornell Lockdown Agreement.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock Issuances -During the six months ended June 30, 2007, the Company issued to Highgate 64,044,717, shares of restricted common stock in connection with a conversion by Highgate of $750,000 principal amount of the convertible debenture and $100,000 of accrued interest on the debenture. (See Note 9.)

May 2006 Private Offering - On May 24, 2006, the Company entered into a private placement agreement whereby the Company sold 14,285,715 shares of its common stock to ANAHOP, Inc. ("ANAHOP"), an unrelated party, for $1,000,000. In addition to the shares, the Company issued warrants to designees of Anahop as follows:

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

The Company determined that because it did not have sufficient authorized shares of common stock to settle the exercise of the 30,000,000 warrants in shares of its common stock the warrants should be recorded as a derivative liability at fair value. The fair value of the derivative liability as of June 30, 2007, was $159,244.

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

As a result of the increase, the authorized shares will provide adequate coverage for the conversion of the ANAHOP warrants and therefore negated the need for the ANAHOP Lockdown Agreement.

Increase in Authorized Shares - On April 30, 2007, the Company held a special meeting of shareholders to vote on increasing the authorized capital of the Company to include 1,500,000,000 shares of common stock and to effectuate a 1.2 shares for one share forward stock split. These proposals were approved by the shareholders.

Ticker symbol change - In conjunction with the forward stock split, on May 25, 2007, Nasdaq also notified the Company that the Company's new ticker symbol as of the opening of business on May 29, 2007, would be CIRC.

NOTE 11 - STOCK OPTIONS AND WARRANTS

A summary of the stock option activity for the six months ended June 30, 2007, is as follows:

                                                         Weighted Average
                                           Shares         Exercise Price
                                        --------------   ----------------
Outstanding at December 31, 2006           10,750,500       $     0.03
Granted                                    18,000,000       $     0.03
Exercised                                           -       $        -
Cancelled                                           -       $        -
                                        --------------
Outstanding at June 30, 2007               28,750,500       $     0.02
                                        ==============

Pursuant to an employment agreement, dated May 25, 2006, Mr. Nassif, of DMG, was granted options to purchase 2,500,000 shares of the Company's stock at an option price of $0.05 per share. Those options were to vest over a five year period. Since that time the Company and Mr. Nassif have agreed to terminate the employment agreement at which point the options granted under the agreement are forfeited by Mr. Nassif.

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

                       Electronics     Contract       Marketing
                         Assembly    Manufacturing    and Media       Total
-------------------------------------------------------------------------------

      June 30, 2007

Sales to external
  customers            $ 1,952,271    $ 1,429,378    $ 1,784,800   $ 5,166,449
Intersegment sales               -              -              -             -
Segment income (loss)   (2,819,998)      (542,469)      (183,944)   (3,546,411)
Segment assets           8,919,063        487,983      1,304,374    10,711,420
Depreciation and
  amortization             311,307        122,323            212       433,842

      June 30, 2006

Sales to external
  customers            $ 1,457,489    $ 2,129,880      $ 374,896   $ 3,962,265
Intersegment sales          12,499                             -        12,499
Segment loss              (119,477)      (756,815)       (56,024)     (932,316)
Segment assets           6,157,111      4,897,546         56,024    11,110,681
Depreciation and
  amortization             164,720         72,289              -       237,009

                                                         June 30,
                                                ------------------------------
                 Sales                             2007              2006
------------------------------------------------------------------------------

Total sales for reportable segments             $ 5,166,449       $ 3,974,764
Elimination of intersegment sales                         -           (12,499)
------------------------------------------------------------------------------

Consolidated net sales                          $ 5,166,449       $ 3,962,265
==============================================================================

                                                         June 30,
                                               -------------------------------
             Total Assets                          2007              2006
------------------------------------------------------------------------------

Total assets for reportable segments           $ 10,711,420      $ 11,110,681
Adjustment for intersegment amounts                       -                 -
------------------------------------------------------------------------------

Consolidated total assets                      $ 10,711,420      $ 11,110,681
==============================================================================

NOTE 13 - SUBSEQUENT EVENTS

Highgate
--------

In July 2007, Highgate converted $275,000 of its convertible debenture into 34,375,000 shares of the Company's common stock at a conversion rate of $0.008 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion. As of the date of this Report, the remaining principal balance was $1,825,000.

On August 6, 2007, the Company authorized the issuance of 10,000,000 new unrestricted shares pursuant to its 2006 S-8 stock option plan dated May 4, 2007, to Durham, Jones & Pinegar, counsel for the Company. The shares were issued to the law firm, which provided bona fide legal services to the Company. The services provided were not in connection with the offer of sale of securities in a capital-raising transaction and does not directly or indirectly promote or maintain a market for the registrant's securities. No one from the law firm is an officer, director, affiliate, or a control person of the Company. The securities were issued in connection with private transactions with accredited investors pursuant to Section 4(2) of the Securities Act and regulations promulgated there under.

As of August 14, 2007 and subsequent to June 30, 2007, additional investors contributed $615,000, for approximately 9% interest in AfterBev, which decreased CirTran Beverage Corp's ownership interest in AfterBev to approximately 62%.

On August 14, 2007, we were advised by legal counsel that Diverse Media Group, Inc. had issued 9,000,000 shares to an escrow account, for the benefit of the Company, as per the terms of the agreement.

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

We are organized into six principal divisions: CirTran USA (EMS), CirTran Asia, CirTran Products, CirTran Online, CirTran Beverage and CirTran Media (fka Diverse Media Group) which is responsible for marketing new programs.

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

As was recently announced, Trevor Saliba is no longer with CirTran Corporation; this however does not change the original intent of CirTran's marketing plan which is temporarily being run from the Salt Lake City headquarters. The Los Angeles office will remain open and is currently being overseen by an office manager, who will oversee operations, and a support person, who will attend to the daily functions of the Los Angeles office. The company has also retained the services of two marketing consultants on a contract basis to assist in the marketing and business development side of the business. One consultant is located in Philadelphia and the other in the Los Angeles area. We feel that the current structure is more than sufficient to handle current business levels.

CirTran Products also intends to pursue contract manufacturing relationships in the consumer products industry which can include product lines including: home/garden, kitchen, health/beauty, toys, and licensed merchandise and apparel for film, television, sports and other entertainment properties. Licensed merchandise and apparel can be defined as any item that bears the image of, likeness, or logo of a product sold or advertised to the public. Licensed merchandise and apparel are sold and marketed in the entertainment (film and television) and sports (sports franchises) industries. As of May 18, 2007, we had concentrated our product development efforts into three areas, home and kitchen appliances, beauty products and licensed merchandise. We anticipate that these products will be introduced into the market under one uniform brand name or under separate trademarked names owned by CirTran Products. As of the date of this Report, we were preparing to launch various programs where CirTran Media Corporation will operate as the marketer, campaign manager and distributor in various product categories including beauty products, entertainment products, software products, and fitness and consumer products.

As of the date of this Report, we are no longer under contract with the direct marketing company that was selling the TCP units domestically. However, we are currently under contract with an international direct marketing company to supply them with the True Ceramic Pro flat irons ("TCP"). As a result of terminating the domestic sales contract, CirTran Products has begun a direct TV marketing program whereby all of the direct marketing functions have been brought in-house and a direct TV marketing program currently being implemented. The direct TV marketing program is in the test phase and a determination on taking the program to the roll-out phase it currently being evaluated. Since June 6, 2006, the date of the ABS bankruptcy settlement (see discussion below on page 26) and through the date of this report, CTP generated sales of approximately $2,299,000. CTP continues to generate sales of TCP units and other ancillary hair care products to the direct marketing company, and the program is expected to continue being profitable during 2007.

CirTran Media Corp. (fka Diverse Media Group)

On March 21, 2006, we announced that we had formed a new subsidiary, Diverse Media Group (DMG), to provide end-to-end services to the direct response and entertainment industries. The new division will provide product marketing, production, media funding and merchandise manufacturing services. Forming this new division was a necessary step to maximize product manufacturing opportunities for CirTran's proprietary products and to provide marketing services for individual entrepreneurs and inventors. The new division is headquartered in CirTran's Los Angeles (Century City) offices. As of the date of this Report, we were developing proprietary programs to be launched in the product marketing production services and media funding divisions and we were preparing to launch various programs where DMG will operate as the marketer, campaign manager and/or distributor in various product categories including beauty products, entertainment products, software products, and fitness and consumer products.

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

On November 28, 2006, we announced that Diverse Media Group had signed a two-year lease on a 1,150 sq. ft. facility in Bentonville, Arkansas; in close proximity to Wal-Mart's world headquarter. The office, which is managed by Mr. Oliver Mulcahy, is strategically located to help create and manage an ongoing relationship.

On March 29, 2007, CirTran entered into a term sheet agreement with DT, which was followed up with a definitive Settlement and Release Agreement, Investor Registration Agreement, and an Escrow Agreement all executed on May 15, 2007. These documents contain virtually the same terms and conditions as were proposed in the term sheet. As a result, we reached the following settlement with DT as of March 30, 2007:

         (i) The parties agreed to terminate the original agreements and the Company assigned back to DT all talent contracts and the name "Diverse Media Group". DT will cause Diverse Media Group, Inc., to issue 9,000,000 shares of its common stock, which are currently traded on the pink sheets, to an escrow account.. As of the date of this report, we were advised that the 9,000,000 shares had been received by the escrow agent. All shares held in escrow will be subject to the following instructions issued to the escrow agent:

                a The Company may sell shares under the terms and conditions of Rule 144;
                b The Company may sell shares pursuant to an effective registration under the Securities Act of 1933;
                c The Company and Diverse Media Group, Inc. may jointly instruct the agent to disburse shares from escrow;
                d    In the case of bankruptcy the agent may distribute  shares;
                     and
                e On the aggregate amount of all net proceeds equals or exceeds $2,000,000 the agent shall deliver any unsold shares to Diverse Media Group, Inc.

         (ii) Sale and registration of the shares are limited and are subject to Diverse Media Group's first right of refusal on any proposed stock sale.

              The sale and registration limitations are as follows:

                (a)  No stock may be sold during the first year.
                (b) The number of shares subject to registration rights is limited based on the total number of outstanding shares of Diverse Media Group, Inc. stock.
                (c) Sales of stock in subsequent years are restricted based on trading volume.

DMG will continue to develop relationships with talent agencies as they have done since inception. As part of the settlement, CirTran must change the name of our DMG subsidiary and discontinue the use of the name "Diverse". Since the execution of the settlement and release agreement, CirTran has filed to amend the name of the subsidiary to CirTran Media Corp. ("CMC"). CMC will continue to produce infomercials for the direct marketing industry and for product marketing campaigns. CMC will also provide product marketing, production, media funding and merchandising services to the direct response and entertainment industries in concert with the original objectives of formation.

RCG Group

On October 3, 2006, we announced that we had engaged the services of The RCG Group "RCG" to assist in certain financial relations/corporate communications and other consulting services. RCG is being retained to specifically assist us in developing and executing an effective financial relations/corporate communications strategy. The primary objective of such program will be to position us to secure and then maintain a listing on the American Stock Exchange or NASDAQ markets as soon as is reasonably possible. Additionally, RCG has been retained to further assist us in its endeavor to secure meaningful public, trading market sponsorship from professional investors as well as certain members of the institutional investment community. During the second quarter, RCG was not actively involved in this effort and it was agreed that we would renew our relationship with RCG sometime in the not too distant future.

CirTran Online Corporation

During the first quarter of 2007, the Company formed CirTran Online Corporation ("CTO"), a new wholly owned marketing-driven subsidiary to sell products via the internet, to offer training, software, marketing tools, web design and support as well as other e-commerce related services to internet entrepreneurs, and to telemarket directly to buyers of its products and services.

CirTran signed a three-year Assignment and Exclusive Services Agreement for its subsidiary, CTO, with Global Marketing Alliance ("GMA"), founded by Mr. Sov Ouk, and its affiliate companies, Online Profit Academy, LLC, and Online 2 Income, LLC including Webprostore.com and Myitseasy.com. Based in the Salt Lake area, the companies offer a wide range of services for E-commerce including eBay sellers.

CirTran also signed a three-year Employment Agreement with Mr. Ouk to serve as Senior Vice President of the new subsidiary.

GMA and its affiliates offer a range of complementary capabilities and products for E-commerce, including seminars on how to buy and sell on the World Wide Web. GMA is experienced in building E-commerce websites and currently host sites for internet entrepreneurs.

CirTran Beverage Corp.

In May 2007, the Company formed CirTran Beverage Corp. ("CBC"), a wholly owned subsidiary to arrange for the manufacture, marketing and distribution of the Playboy licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels, including traditional retail channels as well as catalogs, internet, live shopping and other channels. Two versions of the energy drink are currently being developed; a sugar-free and a regular version, both of which will be the initial products introduced into the market. The marketing and production phases, of which, are currently being implemented. Through PlayBev's new executive director of marketing, Andrei McQuillan, marketing has developed a program to support and stimulate sales of the energy drink. The marketing program has made contacts with several celebrities who have been photographed and publicized with the energy drinks. Additionally, a college bus tour has been planed to tour the Southwest in August 2007, and then tour the Southeast Football Conference as part of a promotional effort which targets the main age groups in our demographics. Ads are scheduled to be placed in the October 2007 issue of Playboy magazine, which is a college-oriented edition of the magazine and will re-enforce our presence in the college market. As a part of the marketing plan we are also developing collateral materials used to support the product in the college market place.

The production and distribution phases of the project are under the control of a team, directed by Shaher Hawatmeh, COO of CirTran Corporation. This team has developed, and tested an energy drink formula, and the sample products are being used in the preliminary stages of the project. A focus group taste test was recently conducted by Alder-Weiner Research to finalize flavors. The manufacturing and distribution group are conducting negotiations with several potential production facilities, and will be making final determinations pertaining to the selection of a production network. While distribution is awaiting a final product, the main focus is to develop a plan to create a national distribution network. The anticipate semi national launch is planned toward the third week of September 2007.

CirTran USA

We have three principal business segments: electronics assembly and manufacture; contract manufacturing; and marketing and media.

                      Electronics Assembly and Manufacture
                      ------------------------------------

For the three months ended June 30, 2007, approximately 30% of our revenues were generated by our low-volume electronics assembly activities as compared to 30% of revenues for the same period in 2006, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. Although the percentages of sales were identical we generated $215,000 more in sales in the second quarter of 2007 when compared to the same period in 2006. The percentage easement is not reflective of the dollar increase because of a $1,264,000 increase in sales generated by our marketing and media segment. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production. Our goal is to offer customers significant competitive advantages that can be obtained from manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management and increased purchasing power.

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

In 2006 and during the second quarter of 2007, we have developed several items, in the fitness and exercise products category and in the household and kitchen appliance, and in the health and beauty aids markets, which are being manufactured in China through our subsidiary CirTran Asia. Sales of theses products contributed approximately 53% of revenues reported in 2006 compared to 24% in the second quarter 2007. The decrease is the result of test marketing the TCP units which are currently being sold in-house. The TCP units had previously been sold at wholesale, but we are now selling the TCP products in-house to the direct-to-TV market. The offshore contract manufacturing will continue to be an area of emphasis.

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

CirTran Beverage Corp. ("CBC"), will be the exclusive manufacture, marketer and distributor of the Playboy licensed energy drinks, flavored water beverages, and related merchandise. Andrei McQuillan, PlayBev's new executive director of marketing, is currently developing a marketing program to support and stimulate sales of the energy drink. The production and distribution phases of the project are being developed by a team under the control of Shaher Hawatmeh, COO of CirTran Corporation. Although both executives are employed by separate companies, their directive is to coordinate programs through CBC's umbrella and under the executive committee of PlayBev. which comprised of Iehab Hawatmeh, Fadi Nora and Jeff Pollack. The team is making final plans for national production and distribution networks. While the risks of developing a new beverage in the market place are significant, we believe that this program through its strong identity with the Playboy brand can create significant benefits for the Company.

Main Business Areas

We have three main business areas of focus in CirTran Asia and Products. They are: fitness and exercise products; household and kitchen appliances and health and beauty aids; and electronics products and manufacturing.

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

On June 8, 2007,  we  announced  that  CirTran  Media Corp.  ("CMC"),  signed an exclusive agreement with Full Moon Enterprises of Nevada to license a new product for the sold-on-TV market. A patent application for "The Ball Blaster(TM)" has been filed by the inventor with the U.S. Patent Office, and CMC has the right to make modifications and improvements in the product, now and in the future. CMC has the worldwide marketing and distribution rights via all marketing channels. CMC will pay a royalty to the licensor for each unit sold. The agreement shall terminate five years after the date of the agreement, although the agreement shall automatically renew for up to two renewal terms of five years each, unless either party gives 12 months' written notice of termination.

We have started the marketing  process of identifying and meeting with potential
celebrity   spokespersons   who  would   demonstrate  the  Ball  Blaster  in  TV
infomercials.

Household and Kitchen Appliances and Health and Beauty Aids
-----------------------------------------------------------

We began manufacturing household and kitchen appliance products in January 2005. To date, we have manufactured and sold five different household and kitchen appliance products. We manufacture a majority of our household and kitchen appliance products through our CirTran Asia operation.

The household and kitchen appliance and health and beauty aids products include the following:

On January 24, 2005, we announced a contract with a New York customer where we became an exclusive manufacturer of the Hot Dog Express, which would be sold nationwide on TV, primarily through infomercials. The contract runs through 2007, with minimum revenues to CirTran of $1.8 million per year, or $5.4 million over three years. Since these announcements, and through the date of this Report, CirTran Asia had manufactured and shipped units, and received payments of approximately $1,850,000. As of the date of this Report, we were in the process of exercising its rights under the contract which includes terminating the relationship due to customer's failure to meet the minimum purchase requirements during 2006. As a result, we are planning on marketing the product through our retail channels.

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

The total claims against ABS's estate that must be paid before the Company begins to share in the Royalty Obligation payments is $435,000. We had paid $200,445 of the $435,000 obligation through June 30, 2007.

In March 2007, ABS commenced litigation against us alleging claims for breach of contract, unjust enrichment and seeking an accounting and appointment of a receiver in connection with the above described settlement agreement. ABS generally alleged that we had defaulted on certain payments due under such settlement agreement. We have been in negotiations with ABS to settle these claims. This case was subsequently dismissed pursuant to a stipulation between the parties. Additional information can be found in the section titled "Legal Proceedings."

As of the date of this Report, we were no longer under contract with the direct marketing company that was selling the TCP units domestically. However, we are currently under contract with an international direct marketing company to supply them with the True Ceramic Pro flat irons ("TCP"). As a result of terminating the domestic sales contract, CirTran Products has begun a direct sold-on TV marketing program whereby all of the direct marketing functions have been brought in-house and a direct TV marketing program is currently being implemented. The direct TV marketing program is in the test phase and a determination on taking the program to the roll-out phase is currently being evaluated. Since June 6, 2006, the date of the ABS bankruptcy settlement (see discussion below on pages 49 and 50) and through the date of this report, CTP generated sales of approximately $2,299,000. Sales of TCP units and other ancillary hair care products are expected to become profitable during 2007.

With respect to the hair dryers, as of the date of this report, we had included the hair dryers as a sales incentive to the direct marketing sold-on TV offer of the TCP units. As a result, we have included 155 units as a part of TCP sales but have not received any orders or shipped any products, either to ABS or its customers.

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

We have produced hand made samples, which were sent to Arrowhead. As of the date of this report, the product samples were approved. Arrowhead had released, and we have shipped, 1,500 units to test media. Arrowhead has filmed a Hinge Helper infomercial for TV and tested the show in mid 2006, but results did not justify the media spending and the roll out.

In February 2007, Arrowhead signed a licensing agreement with CirTran and DMG to manufacture and market the product via internet, direct marketing and through retailers. DMG will pay a royalty of 11% to Arrowhead based on a percentage of sales in 2007. The percentage of unit sales increases by 1% per year until it reaches 15% in the year 2011. The new contract was executed in February 2007 and expires in 2011. As of the date of this Report, the Hinge Helper project had not generated significant revenues. The item has been presented to buyers at several major retailers, such as; Lowe's, Wal-Mart, Sams Club, True Value and Home Depot and is an item of interest. The sales representative, in our Bentonville office, will continue to promote and develop the item for inclusion in future sales modules to the retailers. We expect to have the product at retailers some time during the forth quarter of 2007.

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

On November 7, 2006, CirTran announced that DMG signed an exclusive contract to market and distribute the Solar Style line of solar chargers to major retailers in the U.S. and abroad. Solar Style offers a diverse line of products with multiple connectors, all based on the latest advancements in PV Solar charging to convert sunlight into usable energy for personal electronic devices. Solar Style also includes, or offers as options, AC car battery chargers with many of its products. As of the date of this report we were working with the client on developing the product and placing the product in retail channels which include Wal-Mart and Radio Shack stores.

On November 15, 2006, CirTran announced that DMG signed an exclusive licensing, manufacturing and marketing agreement with Beautiful Eyes(R), Inc., of Malibu, California, for a new "hot lashes" product which it will bring to the sold-on-TV and retail marketplaces. Under the terms of the agreement, DMG will have access to the patented technology developed by Beautiful Eyes and its founder, former model Alexandra Roberts, and the designs, technical drawings, manufacturing specifications and know-how, trade secrets and other proprietary information and technology. DMG will develop a new product for sale through TV infomercials and at mass retail, which it will market through its personal and healthcare products division. As of the date of this Report, we were working with the client on developing the product and had submitted samples for their approval. We anticipate the product to nationally during forth quarter 2007.

New Household and Kitchen Appliances and Health and Beauty Aids
---------------------------------------------------------------

On February 5, 2007, CirTran announced that we had completed taping a TV infomercial with Evander Holyfield for the "The Real Deal Grill(TM)," a new electric indoor/outdoor cooking appliance it will manufacture and market carrying the name and endorsement of the former four-time former world heavyweight champion. The Real Deal Grill includes a deluxe stand and multiple interchangeable cooking surfaces, with numerous never before seen add-on items making it the most versatile "must-have" cooking appliance for any occasion from camping in the mountains, tailgating at a game, or grilling at home. Full national testing of the video has been rescheduled for early September 2007 As of the date of this Report the final edited version of the infomercial and the web site have been completed, and we are currently developing the appropriate infrastructure to support shipment of the product, which we anticipate will occur with the airing of the commercial. The infomercial is scheduled to debut in early September 2007.

On February 13, 2007, CirTran announced that we had signed an agreement to manufacture and market a new patent pending portable luggage handle and scale ideal for travelers weighing a suitcase or package. As of the date of this Report, we were working with the client on developing a final version of the product and are expecting to submit samples for final approval in May 2007. As of the date of this Report final samples had been submitted to the client and we were awaiting approvals. Upon approval, we anticipate that the product will be marketed to large retailers such as Wal-Mart, Sams Club, and Office Depot during forth quarter 2007.

On March 12, 2007, CirTran announced that we had signed a contract with Easy Life Products Corporation (ELP) of Venice, California, to manufacture and market a new beauty product. The yet-to-be named new product is a pencil compact combined with a sharpener and pencil holder. Planned add-ons for the product include pencil caps, blotting tissue dispenser, eyelash curler, pencil cap organizer, an eyebrow brush and two-in-one tweezers, patents are now pending for the pencil sharpener, eyelash curler and the tweezers with the U.S. Patent Office. As of the date of this Report, we were working with the client on developing the product and building final samples for approval. We anticipate launching the product at the same time as the Hot Lash Curler.

                   Electronics Business and Lines of Products

On August 9, 2005, we announced that we completed the first phase of the redevelopment of the next-generation SafetyNet(TM) RadioBridge(TM). Since this announcement, we have completed working on the second phase of the contract. On March 14, 2006, we announced that we had received a $250,000 order to build and deliver the first production run of the next generation SafetyNet(TM) RadioBridge(TM), which we redesigned at the request and on behalf of Aegis Assessments, Inc., a Scottsdale, Arizona-based homeland security contractor. We delivered the new, redesigned units and received payment in full from Aegis in April 2006. Since these announcements, we have manufactured and shipped additional orders and have received $100,000 as payment for such shipments.

During the second quarter of 2007, Racore Technology Corporation entered into an agreement with Aegis Assessments, Inc., to perform additional engineering work to add features for trunked radio systems used in larger metropolitan police and fire departments. This program is currently in the early development stage

On November 14, 2006 we announced that Racore has received, processed and shipped its first order from Lear Siegler Services, Inc., of San Antonio, and that Lear Siegler has opened an account to facilitate ordering and processing add-on business. A major provider of operations, maintenance, modification, overhaul, systems integration, logistics support and training services to government agencies and commercial customers in the U.S. and abroad, Lear Siegler's first order was for 100 Racore 8192 100FX 100 Mbps Fiber Optic PCI Fast Ethernet Network Adapters with ST Fiber Connectors.

During the second quarter of 2007, Racore Technology Corporation continued to receive add on business for its fiber optic networking products from customers such as Dresser-Rand and PCI.

                               Marketing and Media

On October 11, 2005, we announced that we were opening a satellite office in Los Angeles in accordance with our internal expansion program. The 2,500 square foot office is located on the 17th floor at 1875 Century Park East in the Century City Entertainment and Business District of Los Angeles. The office serves as headquarters for CirTran's business development and strategic planning activities for our multiple business divisions including electronics, consumer products, direct response/retail and "as sold-on-TV" products. We opened an additional satellite office in New York in 2006 when we leased an executive office suite which serves as a location in which to conduct meetings and transact business on the east coast. Plans to open an office in London have been temporarily put on hold until the markets in Europe develop. As was recently announced, Trevor Saliba is no longer with CirTran Corporation. Although Mr. Saliba was in charge of the Los Angeles office, his departure does not change the original intent of our Los Angeles office which is temporarily being run from the Salt Lake City headquarters and overseen by an office manager. The Los Angeles office will remain open and is currently being staffed by an office manager, who will oversee operations, and a support person, who will attend to the daily functions of the Los Angeles office. In July 2007 we relinquished the New York executive office space.

                      Effective Date of Forward Stock Split
                      -------------------------------------

On May 25, 2007, we issued a press release in which we announced that the Company had been informed by Nasdaq that Company shareholders of record as of the close of business at 4 p.m. E.D.T. on May 10, 2007, would receive shares in a previously-announced 1.2 shares for 1 share forward split on Tuesday, May 29th.

Nasdaq also notified the Company that the Company's new ticker symbol as of the opening of business on May 29, 2007, would be CIRC.

                           Sale and Lease of Property
                           --------------------------

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

The Company recorded a gain on the sale of the property of $810,736 which is being deferred over the life of the lease, in accordance with Statement of Financial Accounting Standards No. 13.

                                PlayBev Agreement
                                -----------------

On May 25, 2007, CirTran Beverage Corp., a Utah corporation ("CBC"), entered into an Exclusive Manufacturing, Marketing, and Distribution Agreement (the "Agreement") with Play Beverages, LLC, a Delaware limited liability company ("PlayBev").

By way of background, Play Beverages, LLC, is engaged in the business of marketing and distributing beverages, including energy drinks and flavored water beverages, and related merchandise with the Playboy and rabbit head logo (the "Products") pursuant to a license agreement ("License Agreement ") with Playboy Enterprises, Inc. ("Playboy").

After Bev Group LLC ("AfterBev"), was created to acquire an interest and invest in Play Beverages LLC. In doing so, CirTran Beverage Corp. received an 84% membership interest in After Bev for the time involved in negotiating the investment in PlayBev and for its influence and expertise in marketing and manufacturing. PlayBev then signed a Membership Interest Purchase Agreement with AfterBev whereby AfterBev purchase a 50% membership interest in PlayBev for $750,000 and an acquired a proxy of 1% of the voting rights of the Members in AfterBev for providing a $2,000,000 credit facility to PlayBev.

CirTran Beverage Corp. was formed by the Company to arrange for the manufacture, marketing and distribution of the Products through various distribution channels, including traditional retail channels as well as catalogs, internet, live shopping and other channels.

Pursuant to the Agreement, PlayBev granted to CBC the exclusive rights during the term of the Agreement to manufacture, market, distribute and sell the Products through all distribution channels in the United States. CBC will be the exclusive manufacturer of all the Products for PlayBev to be sold in the United

States. The initial Products under the Agreement will consist of an energy drink and flavored or unflavored water beverage (the "Initial Products"). Additionally under the Agreement, CBC shall be the exclusive master distributor for PlayBev for all Products to be sold in the United States.

For its manufacturing services rendered under the Agreement, CBC shall receive from PlayBev an amount equal to 20% of the cost of goods sold ("COGS"), as defined in the Agreement, for the Products sold. For its distribution services rendered under the Agreement, CBC will receive from PlayBev 6% of the gross sales ("Gross Sales"), as defined in the Agreement, of all Products in the United States.

The initial term of the Agreement runs through December 31, 2010, and the Agreement provides for automatic renewal for up to two renewal terms of three years each unless PlayBev notifies CBC or CBC notifies PlayBev in writing of its intent not to renew at least three, but not more than 12, months prior to the termination of the initial term or the then-current renewal term.

During the term of the Agreement, both parties agreed that they will not sell or distribute in the United States the Product or any products that are confusingly or substantially similar or directly competitive to the Product other than as set forth in the Agreement.

Recent Developments

Ball Blaster Product
--------------------

On June 8, 2007, we announced that CMC signed an exclusive agreement with Full Moon Enterprises of Nevada to license a new product for the sold-on-TV market. A patent application for "The Ball Blaster(TM)" has been filed, by the inventor, with the U.S. Patent Office, and CMC has the right to make modifications and improvements in the product, now and in the future. CMC has the worldwide marketing and distribution rights via all marketing channels. CMC will pay a royalty to the licensor for each unit sold. The agreement shall terminate five years after the date of the agreement, although the agreement shall automatically renew for up to two renewal terms of five years each, unless either party gives 12 months' written notice of termination. Subsequently, the samples we produced and sent to the inventor and a potential celebrity for comments and approval.

We have started the marketing  process of Identifying and meeting with potential
celebrity   spokespersons   who  would   demonstrate  the  Ball  Blaster  in  TV
infomercials. We intend to launch the new product beginning 2008.

Extension of Registration Deadlines
-----------------------------------

The Company subsequently entered into an Amendment Number 3 to Amended and Restated Investor Registration Rights Agreement ("Amendment No. 2") with Cornell, which amended an Amended and Restated Investor Registration Rights Agreement dated as of August 23, 2006, as amended October 30, 2006, and January 12, 2007. The purpose of Amendment No. 3 was to extend the filing deadline for a registration statement to be filed by the Company to register the resale by Cornell of shares of the Company's common stock issuable to Cornell upon conversion of a convertible debenture in the aggregate principal amount of $1,500,000 (the "August Debenture") issued to Cornell in August 2006. The new filing deadline for the registration statement is December 15, 2007.

The Company also entered into an Amendment Number 5 to Investor Registration Rights Agreement ("Amendment No. 5") with Cornell, which amended an Investor Registration Rights Agreement dated as of December 30, 2005, as most recently amended January 12, 2007. The purpose of Amendment No. 5 was to extend the filing deadline for a registration statement to be filed by the Company to register the resale by Cornell of shares of the Company's common stock issuable to Cornell upon conversion of a convertible debenture in the aggregate principal amount of $1,500,000 (the "December Debenture") issued to Cornell in December 2005. The new filing deadline for the registration statement is December 15, 2007.

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

We signed an Assignment and Exclusive Services Agreement with GMA whereby revenues and all concomitant performance obligations, have been assigned to CTO. As such, revenues, expenses, assets and liabilities for all periods covered by the effective date of the Agreement (as of January 1, 2007) have been recognized at gross amounts by the company.

Pursuant to Statement of Financial Accounting Standard No. 13, Accounting for Leases, we have reported the gain on the sale of the building as deferred revenue to be recognized over the term of the lease. (See Footnote 8 - Sale of Building, to the financials statements for details.)

We have also signed a Manufacturing, Marketing and Distribution Agreement with Play Beverages LLC, whereby CBC is acting as subcontractor to Play Beverages LLC, as the vendor of record, in providing marketing and distribution services. As such, revenues, expenses, assets and liabilities for all periods covered by the effective date of the Agreement (May 25, 2007) have been recognized at gross amounts by the company.

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

Results of  Operations  -  Comparison  of the Six Months ended June 30, 2007 and
2006

         Sales and Cost of Sales

Net sales increased to $5,166,449 for the six months period ended June 30, 2007, as compared to $3,962,265 during the same period in 2006, for an increase of 30.4%. Net sales increased to $2,878,156 for the three months period ended June 30, 2007, as compared to $2,224,441 during the same period in 2006, for an increase of 29.4%. This net increase of $653,000 is attributed to the income generated from the marketing segments which offsets the decrease in the contract manufacturing segment. Cost of sales increased by 10.3%, to $2,450,216 during the six months ended June 30, 2007, from $2,222,404 during the same period in 2006. Cost of sales increased by 1.6%, to $1,252,284 during the three months period ended June 30, 2007, from $1,232,034 during the same period in 2006. The increase in cost of sales is due to the increase in revenue. Our gross profit margin for the six months period ended June 30, 2007 has improved. The gross margin was 52.6%, up from 43.9% for the same period in 2006. Our gross profit margin for the three months period ended June 30, 2007 has also improved. It was 56.5%, up from 44.6% for the same period in 2006. The majority of the increase is due to the increase in revenue generated by the marketing revenues, which have more favorable margins compared to our electronics manufacturing operations.

         Inventory

We use just-in-time manufacturing, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at June 30, 2007, was $2,055,248, as compared to $1,960,013 at December 31, 2006. The increase in inventory is considered to be minimal and is within a reasonable range when compared to the small increase in the cost of goods sold.

         Selling, General and Administrative Expenses

During the six months, ended June 30, 2007, selling, general and administrative expenses were $4,489,460 versus $2,764,329 for the same period in 2006, a 62.4% increase. During the three months, ended June 30, 2007, selling, general and administrative expenses were $2,852,855 versus $1,926,809 for the same period in 2006, a 48.1% increase. The increase is the result of the additional expense of start up and staffing the CirTran Beverage Corp. and CirTran Online Corp. It is anticipated that selling, general and administrative expenses will continue to increase due to shift from manufacturing to service and marketing oriented operations, which is the focus of our marketing and media services. As mentioned above the marketing projects do not require inventories to support operations, but they do require additional manpower and resources that we anticipate will be reflected as additional selling, general and administrative expenses.

         Other Income and Expenses

Interest expense for the six months ended June 30, 2007, was $1,459,788 as compared to $1,636,815 for the same period in 2006, a decrease of 10.8%. Interest expense for the three months ended June 30, 2007, was $749,322 as compared to $550,562 for the same period in 2006, an increase of 36.1%. The changes in interest expense were primarily due to the derivative treatment of the convertible debenture.

As a result of the above factors, we have net a loss of $2,567,370 for the quarter ended June 30, 2007, as compared to $654,318 for the quarter ended June 30, 2006 and $3,546,411 for the six months ended June 30, 2007, and $932,316 for the same period in 2006. This net loss is attributed to substantially the derivative treatment of the convertible debentures, non recurring costs due to the sale of the building, higher operating costs associated with developing the new projects, and company segments pertaining to direct TV and retail marketing programs.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses preceding this quarter, and our accumulated deficit has increased to $25,728,090 at June 30, 2007, compared to $22,181,679 at December 31, 2006. Our net loss for the six months ended June 30, 2007, was $3,546,411 compared to $932,316 for the six months ended June 30, 2006. Our current liabilities exceeded our current assets by $5,654,973 and $4,863,641 as of June 30, 2007 and December 31, 2006, respectively. For the six months ended June 30, 2007, we had negative cash flows from operations of $1,660,480 compared to negative cash flows from operations for the six months ended June 30, 2006 of $793,244.

         Cash

We had cash on hand of $482,143 at June 30, 2007, and $146,050 at December 31, 2006.

Net cash used in operating activities was $1,660,480 for the six months ended June30, 2007. Cash received from customers of $4,920,080 was not sufficient to offset cash paid to vendors, suppliers, and employees of $6,859,177. The non-cash charges were for depreciation and amortization of $433,842 and accretion expense of $1,169,265. Because we have historically had negative cash flows from operations, we must rely on sources of cash other than customers to support our operations. It is anticipated that various methods of equity financing will be required to support operations until cash flows from operations are consistently positive.

Net cash provided by investing activities during the six months ended June 30, 2007, was $2,209,565, which was primarily related to the sale of the office building for $2,500,000.

Net cash used in financing activities was $212,992 during the six months ended June 30, 2007, and was primarily related to paying off the mortgage on the office building, in the amount of $1,233,000 which was done in conjunction with the sale of property. The use of funds to pay off the mortgage was offset by the cash received from the sale of a minority interest in After Bev of $750,000.

         Accounts Receivable

At June 30, 2007, we had receivables of $1,228,465, net of a reserve for doubtful accounts of $14,181, as compared to $982,096 at December 31, 2006, net of a reserve of $14,181.

The increase of $246,369 is considered to be a normal fluctuation in accounts receivable balances. We have implemented an aggressive process to collect past due accounts over the past two years. Individual accounts are continually monitored for collectibles. As part of monitoring individual customer accounts, we evaluate the adequacy of its allowance for doubtful accounts. Since the implementation of the collection process, very few accounts have been deemed uncollectible.

         Accounts Payable

Accounts payable were $1,098,711 at June 30, 2007, as compared to $1,135,527 at December 31, 2006. The increase is considered to be immaterial and is within nominal parameters.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of $25,728,090 and a total stockholders' deficit of $689,569 at June 30, 2007. As of June 30, 2007, our monthly operating costs and interest expenses averaged approximately $1,004,000 per month.

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

Accrued interest is payable at the time of maturity or conversion. We may elect, at our option to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2007, and December 31, 2006, was $124,657 and $163,884, respectively.

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

We determined that the features of the Debenture fell under derivative accounting treatment. As of June 30, 2007, the carrying value of the Debenture was $1,693,693. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $2,100,000. The fair value of the derivative liability as of June 30, 2007 was $1,142,519.

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

Between the months of January 2007 and July 2007, Highgate converted $1,025,000 of principal on its convertible debenture into 92,220,089 shares of our common stock, at conversion rates of $0.008 to $0.01613 per share, per the terms of the debenture agreement. As of the date of this Report, the remaining principal balance was $1,825,000.

Cornell - On December 30, 2005, we entered into an agreement with Cornell to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all our property, junior to the Highgate security interest.

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2007 and December 31, 2006, was $111,986 and $62,700 respectively.

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

The Cornell Debenture was issued with 10,000,000 warrants with an exercise price of $0.09 per share that vest immediately and have a three-year life.

In connection with the issuance of the Cornell Debenture, we granted Cornell registration rights related to the issuance of the Cornell Debenture and warrants.

We determined that the features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of June 30, 2007, the carrying value of the Cornell Debenture was $868,505. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the Cornell debenture, excluding the warrants, as of June 30, 2007 was $916,884. The fair value of the warrants was $9,001 as of June 30, 2007.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the Cornell Debenture. As such, of the total Cornell Debenture of $1,500,000, the net proceeds to CirTran were $1,370,000. The proceeds will be used for general corporate and working capital purposes, at our discretion.

Additionally, we entered into an amended and restated investor registration rights agreement with Cornell (the "Registration Rights Agreement"), which superseded the Cornell registration rights agreement between CirTran and Cornell entered into in December 2005. Pursuant to the Registration Rights Agreement, we agreed to file, no later than October 15, 2006, a registration statement to register the resale of shares of our common stock issuable to Cornell upon conversion of the Cornell Debenture and exercise of the Warrants. We agreed to register the resale of up to 42,608,696 shares, consisting of 32,608,000 shares underlying the Debenture and 10,000,000 shares underlying the Warrants. We agreed to keep such registration statement effective until all of the shares issuable upon conversion of the Debenture have been sold. In the event that we issue more than 42,608,696 shares of common stock upon conversion of the December Debenture, we will file additional registration statements as necessary. The agreement was subsequently amended to extend the filing date of the registration to December 15, 2007.

In connection with the Cornell Debenture, Cornell agreed that it could not convert any amount of principal or interest of the Cornell Debenture in accordance with the terms and conditions of the Lockdown Agreement by and between CirTran and Cornell July 20, 2006, until we have effectuated an increase in its authorized capital. CirTran and Cornell also agreed that in the event that we have not effectuated such increase in its authorized capital by October 30, 2006, which was subsequently extended to June 1, 2007, such failure would constitute an event of default on parallel with those set forth in the Purchase Agreement and subject to the same consequences as those listed in the Purchase Agreement. On April 30, 2007, the Company received shareholder approval to increase its authorized capital to include 1,500,000,000 shares of common stock. As a result of the increase, the authorized shares will provide adequate coverage for the conversion of the Cornell Debenture and therefore negated the need for the Cornell Lockdown Agreement.

As of the date of this Report , Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Cornell - On August 23, 2006, we entered into another securities purchase agreement (the "Purchase Agreement") with Cornell, relating to the issuance by CirTran of a 5% Secured Convertible Debenture, due April 23, 2009, in the aggregate principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2007 and December 31, 2006 was $63,699 and $26,700 respectively.

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

We determined that the features on the August Debenture and the Warrants fell under derivative accounting treatment. As of June 30, 2007, the carrying value of the August Debenture was $603,114. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the August Debenture, excluding the warrants, as of June 30, 2007, was $1,058,892. The fair value of the warrants was $27,597 as of June 30, 2007.

As of the date of this Report, Cornell had not converted any of the August Debenture into shares of our common stock.

Additionally, we entered into an amended and restated investor registration rights agreement with Cornell (the "Registration Rights Agreement"), which superseded the Cornell registration rights agreement between CirTran and Cornell entered into in August 2006. Pursuant to the Registration Rights Agreement, we agreed to file, no later than October 15, 2006, a registration statement to register the resale of shares of our common stock issuable to Cornell upon conversion of the Cornell Debenture and exercise of the Warrants. We agreed to register the resale of up to 89,291,304 shares, consisting of 74,291,304 shares underlying the Debenture and 15,000,000 shares underlying the Warrants. We agreed to keep such registration statement effective until all of the shares issuable upon conversion of the Debenture have been sold. In the event that we issue more than 89,291,304 shares of common stock upon conversion of the August Debenture, we will file additional registration statements as necessary. The agreement was subsequently amended to extend the filing date of the registration to December 15, 2007.

As of June 30, 2007, no amount of the August Debenture had been converted and no shares of our common stock had been issued to Cornell.

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

At a Special Meeting of Shareholders held April 30, 2007, we received approval from our shareholders to amend our Articles of Incorporation to increase our authorized capital to include 1,500,000,000 shares of common stock. The increase in the number of authorized shares will provide adequate coverage for the conversion of the ANAHOP warrants and therefore negated the need for the ANAHOP Lockdown Agreement.

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

You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Many important factors could cause actual results to differ materially from management's expectations, including those listed in the "Risk Factors" Section of our Annual Report for the year ended December 31, 2006, as well as the following:

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

As disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. In our evaluation, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that our independent registered public accounting firm and we considered a "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

Based on the matters identified above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Board of Directors.

The deficiencies in our internal control over financial reporting related primarily to the failure to properly measure and disclose equity and debt transactions. The deficiencies were detected in the evaluation process and the transactions have been appropriately recorded and disclosed in this Quarterly Report on Form 10-QSB. We are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff, but additional effort is needed to fully remedy these deficiencies. Our management and directors will continue to work with our CFO, our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

In an effort to resolve the deficiencies in internal control, mentioned above, we, in concurrence with the recommendation of our registered independent public accounting firm, embarked upon an executive search for a qualified candidate to fill the position of chief financial officer. We successfully concluded the executive search on May 15, 2006, when we signed a three-year contract with Richard T. Ferrone, CPA, as the CFO of the Company. The addition of an experienced financial executive is a major achievement in addressing and resolving the deficiencies in our financial controls and also provides us with the capacity to develop and advance our overall financial capabilities of the Company.

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

Changes in Internal Control over Financial Reporting. As noted above, we are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff. Additionally, we have recently hired a Chief Financial Officer. However, additional effort is needed to fully remedy these deficiencies. Our management and directors will continue to work with our CFO, our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

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

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We assumed certain liabilities of Circuit Technology, Inc., ("Circuit"), in connection with our transactions in the year 2000, and as a result, we were defendant in a number of legal actions involving nonpayment of vendors for goods and services rendered. We negotiated settlements with respect to all of these liabilities, and as of May 2007, none of the assumed liabilities remain.

CirTran Asia v. Mindstorm, Civil No. 050902290, Third Judicial District Court, Salt Lake County, State of Utah. In February 2005, CirTran Asia brought suit against Mindstorm Technologies, LLC, for nonpayment for goods provided. On April 22, 2005, the defendant filed its answer and counterclaim, following which defendant's counsel withdrew from representation. CirTran Asia notified defendant that under governing rules it was required to appoint successor counsel. The defendant failed to do so, and failed to prosecute its claim.
CirTran Asia moved for default judgment, which was granted. CirTran Asia submitted an order of default judgment in the amount of $288,529 to the court in September 2005, which was signed by the Court. The Company continues to evaluate its settlement options.

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

Under the Asset Purchase Agreement, the Royalty Obligation is capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the 2-year anniversary of the Closing, then, within 30 days of such anniversary, we agreed to pay ABS an amount equal to $435,000 less the royalty payments made to date. As part of the settlement, we agreed to exchange general releases with, among others, ABS, Jason Dodo (the manager of ABS), Inventory Capital Group ("ICG"), and Media Funding Corporation ("MFC"). The settlement also resolved a related dispute with ICG in which ICG assigned $65,000 of its secured claim against ABS to CirTran.

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

Advanced Beauty Solutions v. CirTran Corporation, Bankruptcy Court, Central District of California, Case No. 01-10076. On or about March 9, 2007, ABS commenced litigation in Bankruptcy Court, Central District of California, against CirTran alleging claims for breach of contract, unjust enrichment and seeking an accounting and appointment of a receiver in connection with the above described settlement agreement between CirTran and ABS. ABS generally alleged that we had defaulted on certain payments due under such settlement agreement. This case was subsequently dismissed pursuant to a stipulation between the parties.

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

On April 12, 2007, Highgate converted $100,000 of its convertible debenture into 7,692,308 shares of our restricted common stock at a conversion rate of $0.01413 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion

On April 26, 2007, Highgate converted $200,000 of its convertible debenture into 14,482,259 shares of our restricted common stock at a conversion rate of $0.01381 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On June 7, 2007, Highgate converted $200,000 of its convertible debenture into 18,382,353 shares of our restricted common stock at a conversion rate of $0.01088 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On July 13, 2007, Highgate converted $275,000 of its convertible debenture into 34,375,000 of our restricted common stock at a conversion rate of $0.008 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On August 6, 2007, the company authorized the issuance of 10,000,000 new unrestricted shares pursuant to its 2006 S-8 stock option plan dated May 4, 2007, to counsel for the Company, who provided bona fide legal services to the Company. The services provided were not in connection with the offer of sale of securities in a capital-raising transaction and does not directly or indirectly promote or maintain a market for the registrant's securities. No one at the law firm is an officer, director, affiliate, or a control person of the Company.

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

Item 5.  Other Information

Abacas Ventures

An explanation of the relationship between CirTran and Abacas Ventures, Inc. is as follows:

Two trusts, the Saliba Living Trust and the Saliba Private Annuity Trust (collectively, the "Saliba Trusts"), were investors in Circuit and predecessor entity of CirTran. The trustees of the trusts are Tom and Betty Saliba, and Tom Saliba, respectively. (Tom Saliba is the nephew of the grandfather of Trevor Saliba, a former director of CirTran.) In July 2000, CirTran merged with

Circuit. Through that merger, the Saliba Trusts became shareholders of CirTran. The Saliba Trusts are also two of the shareholders of an entity named Abacas Ventures, Inc. ("Abacas"). At the time of the merger, CirTran was in default on several of its obligations, including an obligation to Imperial Bank. The Saliba Trusts, through Abacas, purchased the bank's claim against CirTran to protect their investment in CirTran. Since that time, Abacas has continued to settle debts of CirTran to improve Abacas's position and to take advantage of certain discounts that creditors of CirTran offered to settle their claims. On two occasions, the Abacas shareholders have agreed to convert outstanding debt owed by CirTran to Abacas into shares of CirTran common stock (discussed below). Abacas continues to work with the company to settle claims by creditors against CirTran, and, on occasion, to provide funding. There can be no assurance that Abacus will agree to convert its existing debt, or any debt it acquires in the future, into shares of CirTran, or that conversions will occur at a price and on terms that are favorable to CirTran. If Abacus and CirTran cannot agree on acceptable conversion terms, Abacus may demand payment of some or all of the debt. If CirTran does not have sufficient cash or credit facilities to pay the amount then due and owing by CirTran to Abacus, Abacus may exercise its rights as a senior secured lender and commence foreclosure or other proceedings against the assets of CirTran. Such actions by Abacus could have a material adverse effect upon CirTran and its ability to continue in business.

In January 2002, we entered into an agreement with Abacas under which we issued an aggregate of 19,987,853 shares of common stock to four of Abacas's shareholders in exchange for cancellation by Abacas of an aggregate amount of $1,499,090 in senior debt owed to the creditors by CirTran. The shares were issued with an exchange price of $0.075 per share, for the aggregate amount of $1,500,000.

In December 2002, we entered into an agreement with Abacas under which we issued an aggregate of 30,000,000 shares of common stock to four of Abacas's shareholders in exchange for cancellation by Abacas of an aggregate amount of $1,500,000 in senior debt owed to the creditors by CirTran. The shares were issued with an exchange price of $0.05 per share, for the aggregate amount of $1,500,000.

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

As of the date of this Report, no further loans had been made to CirTran from Abacas.

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

Item 6.  Exhibits

         Exhibits:

         10.01 Amendment Number 2 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007
                  (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference). (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.02 Amendment Number 4 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007(previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference). (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.03 Appointment of Mr. Fadi Nora to the Board of Directors of CirTran Corporation. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.03 Licensing and Marketing Agreement with Arrowhead Industries, Inc. dated February 13, 2007. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.04 Amendment to Employment Agreement for Iehab Hawatmeh, dated January 1, 2007. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.05 Amendment to Employment Agreement for Shaher Hawatmeh, dated January 1, 2007. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.06 Amendment to Employment Agreement for Trevor Saliba, dated January 1, 2007. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.07 Amendment to Employment Agreement for Richard Ferrone dated February 7, 2007. (previously filed as an exhibit to the Company's Current Report on Form 10-KSB filed with the Commission on April 16, 2007, and incorporated here in by reference).
         10.10 Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC, dated April 16, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on April 20, 2007, and incorporated herein by reference).
         10.11 Employment Agreement for Mr. Sovatphone Ouk dated April 16, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on April 20, 2007, and incorporated herein by reference).

         10.12 Triple Net Lease between CirTran Corporation and Don L. Buehner, dated as of May 4, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).
         10.13 Commercial Real Estate Purchase Contract between Don L. Buehner and PFE Properties, L.L.C., dated as of May 4, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).
         10.14 Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of May 25, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on June 1, and incorporated herein by reference).
         10.15 Exclusive Manufacturing, Marketing, and Distribution Agreement, with Full Moon Enterprises, Inc. dated as of June 8, 2007, pertaining to the Ball Blaster(TM)..

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


                                            CIRTRAN CORPORATION

Date:   August 20, 2007             By: /s/ Iehab J. Hawatmeh
                                        ---------------------------------
                                            Iehab J. Hawatmeh
                                            President
                                            (Principal Executive Officer)


Date:   August 20, 2007             By: /s/ Richard Ferrone
                                        ---------------------------------
                                            Richard Ferrone
                                            Chief Financial Officer
                                            (Principal Financial Officer)

--------------------------------------------------------------------------------