Form 10QSB
period 2007-09-30
CIRTRAN CORP
filed 2007-11-14
CIK 813716

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

         For the quarterly period ended September 30, 2007
OR

/  /     TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from ________ to ________.

                         Commission file number 0-26059

                               CIRTRAN CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                               68-0121636
        ----------------------------         -----------------------------------
      (State or other jurisdiction of        (I.R.S. Employer Identification No)
       incorporation or organization)

            4125 South 6000 West
            West Valley City, Utah                          84128
   ----------------------------------------             --------------
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

The number of shares outstanding of the issuer's common stock as of November 14, 2007: 1,030,352,371

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

Table of Contents
                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets as of September 30, 2007, and                        3
         December 31, 2006 (unaudited)

         Statements of Operations for the Three and Nine Months ended        4
         September 30, 2007, and 2006 (unaudited)

         Statements of Cash Flows for the Nine Months ended                  5
         September 30, 2007, and 2006 (unaudited)

         Notes to Condensed Consolidated Financial Statements                7
         (unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation          21

Item 3.  Controls and Procedures                                            45

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  47

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        49

Item 4.  Submission of Matters to a Vote of Security Holders                50

Item 5.  Other Information                                                  51

Item 6   Exhibits                                                           54

Signatures                                                                  56

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                 September 30,     December 31,
                                                     2007             2006
--------------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents                       $       99,442   $      146,050
Trade accounts receivable, net of
  allowance for doubtful
  accounts of $14,181 and $14,181,
  respectively                                       1,889,320          982,096
Inventory, Net of reserve of $866,354
  and $866,354, respectively                         2,048,984        1,960,013
Prepaid Deposits                                       153,920           80,925
Investment Receivables                                       -          241,744
Other                                                  350,564          213,212
--------------------------------------------------------------------------------
Total Current Assets                                 4,542,230        3,624,040

Investment in Securities, at Cost                    2,570,000          300,000

Deferred Offering Costs, Net                           151,072          296,103

Long Term Receivables                                1,665,000        1,665,000

Property and Equipment, Net                          1,020,366        2,678,454

Intellectual Property, Net                           2,179,944        2,451,408

Other Assets                                            49,717          114,733
--------------------------------------------------------------------------------

Total Assets                                    $   12,178,329   $   11,129,738
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                $    1,390,695   $    1,135,527
Distribution payable                                 1,256,640                -
Accrued liabilities                                  1,606,637          607,649
Deferred revenue                                        79,361          191,396
Derivative liability                                 2,725,261        3,362,626
Convertible debenture                                3,114,715        2,746,047
Current maturities of long-term
  notes payable                                        462,094          444,436
Notes payable to stockholders                          145,000                -
--------------------------------------------------------------------------------
Total Current Liabilities                           10,780,403        8,487,681
--------------------------------------------------------------------------------

Long-Term Notes Payable, Less
  Current Maturities                                         -        1,023,110
--------------------------------------------------------------------------------

   Total Liabilities                                10,780,403        9,510,791

Commitments and Contingencies
Minority Interest                                    1,091,360                -

Stockholders' Equity
Common stock, par value $0.001;
  authorized 1,500,000,000 shares;
  issued and outstanding shares:
  951,405,002 and 656,170,424                          951,400          656,165
Employee receivable                                    (66,000)         (66,000)
Additional paid-in capital                          25,066,355       23,210,461
Accumulated deficit                                (25,645,189)     (22,181,679)
--------------------------------------------------------------------------------
Total Stockholders' Equity                             306,566        1,618,947
--------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                            $   12,178,329   $   11,129,738
================================================================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                         For the Three Months Ended   For the Nine Months Ended
                               September 30,               September 30,
                         --------------------------  --------------------------
                             2007         2006           2007          2006
-------------------------------------------------------------------------------

Net Sales                $  3,533,555  $  3,044,853  $  8,700,004  $  7,007,118
Cost of Sales              (1,723,568)   (2,307,237)   (4,135,494)   (4,529,641)
-------------------------------------------------------------------------------

Gross Profit                1,809,987       737,616     4,564,510     2,477,477
-------------------------------------------------------------------------------

Operating Expenses
Selling, general and
  administrative
  expenses                  2,529,784     1,062,570     7,077,802     3,826,899
Non-cash employee
  compensation expense              -             -        75,385        65,616
-------------------------------------------------------------------------------
Total Operating
  Expenses                  2,529,784     1,062,570     7,153,187     3,892,515
-------------------------------------------------------------------------------

Income (Loss) From
 Operations                  (719,797)     (324,954)   (2,588,677)   (1,415,038)
-------------------------------------------------------------------------------

Other Income (Expense)
Interest                     (584,328)     (693,494)   (2,044,116)   (2,330,309)
Gain on settlement          1,168,623             -     1,168,623             -
Gain on sale/leaseback         19,752             -        40,020             -
Gain on forgiveness
  of debt                           -             -        23,748         6,930
Gain (loss) on
  derivative valuation        198,648    (1,961,840)      (63,108)     (174,187)
-------------------------------------------------------------------------------
Total Other Expense,
  Net                         802,695    (2,655,334)     (874,833)   (2,497,566)
-------------------------------------------------------------------------------

Net Income (Loss)        $     82,898  $ (2,980,288) $ (3,463,510) $ (3,912,604)
-------------------------------------------------------------------------------

Basic (income) loss per
  common share           $          -  $          -  $          -  $          -
-------------------------------------------------------------------------------
Diluted (income) loss
  per common share       $          -  $          -  $          -  $          -
-------------------------------------------------------------------------------







              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Nine Months Ended September 30,              2007              2006
--------------------------------------------------------------------------------

Cash flows from operating activities
Net income (loss)                               $   (3,463,510)  $   (3,912,604)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                        639,914          353,793
  Accretion expense                                  1,633,667        1,924,996
  Provision for doubtful accounts                            -         (155,757)
  Gain on forgiveness of debt                          (23,748)          (6,930)
  Gain on sale - leaseback                             (40,031)               -
  Gain on settlement                                (1,168,623)               -
  Non-cash compensation expense                         75,386           57,756
  Options issued to attorneys and consultants
    for services                                             -           59,851
  Change in valuation of derivative                     63,109          174,187
Changes in assets and liabilities:
  Trade accounts receivable                           (907,226)      (1,079,913)
  Prepaid Deposits                                     (72,995)         142,188
  Inventories                                          (88,970)         864,158
  Prepaid expenses and other assets                    (72,335)        (259,946)
  Accounts payable                                     264,443         (198,967)
  Accrued liabilities                                  352,031           45,281
  Deferred revenue                                    (112,035)         480,247
  Intangibles                                                -         (120,000)
--------------------------------------------------------------------------------

  Total adjustments                                    542,587        2,280,944
--------------------------------------------------------------------------------

  Net cash used in operating activities             (2,920,923)      (1,631,660)
--------------------------------------------------------------------------------

Cash flows from investing activities
Intangibles purchased with cash                        (45,202)        (556,163)
Proceeds for sale of property                        2,500,000                -
ABS assets acquired with cash                                -       (1,125,000)
Cash issued on LOC                                    (109,633)         (40,000)
Purchase of property and equipment                    (209,398)        (262,100)
--------------------------------------------------------------------------------

  Net cash provided by (used in)
   investing activities                              2,135,767       (1,983,263)
--------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from notes payable to stockholders            355,000                -
Payments from notes payable to stockholders           (210,000)               -
Proceeds from notes payable                                  -        1,500,000
Principal payments on LTD                           (1,255,452)               -
Principal payments on notes payable                          -          (26,155)
Proceeds from notes payable to related parties               -          110,837
Payment on notes payable to related parties                  -         (206,643)
Proceeds from sale of interest in AfterBev           1,848,000                -
Proceeds from stock issued in private placement              -        1,500,000
Exercise of options issued to attorneys and
  consultants for services                               1,000           26,376
================================================================================

  Net cash provided by financing activities            738,548        2,904,415
================================================================================

Net increase (decrease) in cash and cash
equivalents                                            (46,608)        (710,508)

Cash and cash equivalents at beginning of year         146,050        1,427,865
================================================================================

Cash and cash equivalents at end of period      $       99,442   $      717,357
================================================================================


   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the Nine Months Ended September 30,                2007              2006
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow
information

Cash paid during the period for interest           $         -      $   119,552

Noncash investing and financing activities

Issuance of stock and options for settlement
  of litigation                                              -          464,187
Stock issued for settlement of accrued
  interest                                             100,000          130,000
Common Stock issued for partial conversion
  of Convertible Debenture                           1,965,473        1,910,477
Reclassification accounts receivable to notes
  receivable                                                 -        1,665,000
   and accrued compensation                                  -           54,000
ABS assets acquired in exchange for guaranteed
  payment and reduction of claim                             -        1,185,000
Warrants issued with derivative liability
  features                                                   -          955,520
Options granted and exercised in partial
  settlement of payable                                  9,270           18,974
Common Stock issued for the 1.2 for 1
  forward split                                        140,572                -
Deferred gain on the sale and leaseback of
  office building                                      810,736                -
Investment in Play Beverage Group, LLC                 750,000                -
Gain on settlement                                     351,377                -





















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

Condensed Financial Statements -- The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting policies generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Principles of Consolidation -- The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries, Racore Technology Corporation, CirTran-Asia Inc., CirTran Products, Inc., and CirTran Media Corp. (formerly known as Diverse Media Group Corporation) (see Note 7, Commitments And Contingencies below), PFE Properties, LLC, CirTran Online Corporation and CirTran Beverage Corp. (see Note 4, Investments, below). All significant intercompany transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets -The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of September 30, 2007, the Company does not consider any of its long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 - 7 years. Amortization expense was $105,757 and $3,837 for the three months ended September 30, 2007 and 2006, and $316,619 and $11,511 for the nine months ended September 30, 2007 and 2006, respectively.

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

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has a history of losses including a net loss of $3,463,510 for the nine months ended September 30, 2007. As of September 30,
2007, and December 31, 2006, the Company had an accumulated deficit of $25,645,189 and $22,181,679, respectively The Company had a working capital deficit of $4,981,533 and $4,863,641 as of September 30, 2007, and December 31, 2006, respectively. In addition, the Company's operations used cash of $2,920,923 and $1,631,660 for the nine months ended September 30, 2007, and 2006, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - Inventory

Inventories are composed of the following:


                                             September 30,     December 31,
                                                 2007             2006
    ------------------------------------------------------------------------
    Raw Materials                           $    1,955,844   $    1,739,619
    Work in Process                                213,534          463,023
    Finished Goods                                 745,960          623,725
    Allowance / Reserve                           (866,354)        (866,354)
                                            --------------------------------

        Totals                              $    2,048,984   $    1,960,013
                                            ================================

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

During the nine months ended September 30, 2007, the Company, along with several other investors, formed After Bev Group, LLC ("AfterBev"). CBC contributed its expertise for an 84% interest in AfterBev, and the additional investors contributed $500,000 for a 16% interest in AfterBev. Subsequent to the formation, After Bev purchased a 50% ownership in Play Beverage Group LLC ("PlayBev") for $500,000 using the cash received during its formation, and an additional $250,000 raised in the form of notes payable. CirTran has recorded the investment at its cost of $750,000, and has also recorded notes payable for $250,000 and a minority interest of $500,000. During the third quarter, the company met some obligations on behalf of After Bev and was able to increase its ownership to 51% in Play Beverages, LLC.

As of September 30, 2007, additional investors purchased from CBC a 12% profit interest in AfterBev for $748,000 and an additional 16% membership interest in AfterBev for $1,100,000. This brought CBC's ownership in AfterBev to 68% with a 56% interest in profits of AfterBev. The sale of interest credited an additional minority interest in AfterBev of $591,360 and distributions payable of $1,256,640.

NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARe

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 913,977,773 and 353,250,000 in potentially issuable common shares at September 30, 2007, and September 30, 2006, respectively, that were excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable to Stockholders -- During the second quarter 2007, the President of the Company loaned the Company a net amount of $70,000, of which $10,000 was repaid in the third quarter of 2007. Another shareholder, loaned the Company $450,000, of which $200,000 was repaid in third quarter 2007. The balance of the loan remains due on demand. The loans were recorded as notes payable to stockholders.

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

In August 2006, in connection with the Company's issuance of another convertible debenture to Cornell, the Company entered into an amended and restated registration rights agreement with Cornell, which superseded the registration rights agreement from the December 2005 debenture transaction. Pursuant to the amended registration rights agreement, the Company agreed to file a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of both debentures. In the event the initial registration statement is not filed by the scheduled filing deadline then as partial relief for the damages to any holder of registrable securities, the Company will pay as liquidated damages either a cash amount or in shares of the Company's common stock, within three business days, equal to two percent of the liquidated value of the convertible debentures outstanding for each thirty day period after the scheduled filing deadline, during which the initial registration statement has not been filed. The Company agreed to file the registration statement by October 30, 2006. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 74,291,304 shares and 15,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company subsequently entered into several extension agreements with Cornell to extend the filing date of the registration statement to December 15, 2007. As of the date of this Report, no such registration statement has been filed.

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

On March 29, 2007, the Company entered into a term sheet agreement with DT, which was followed up with a definitive Settlement and Release Agreement, Investor Registration Agreement, and an Escrow Agreement all executed on May 15, 2007. These documents contain virtually the same terms and conditions as were proposed in the term sheet. As a result, the Company reached the following settlement with DT as of March 30, 2007:

         (i) The parties agreed to terminate the original agreements and the Company assigned back to DT all talent contracts and the name "Diverse Media Group." DT will cause Diverse Media Group, Inc., to issue 9,000,000 shares of its common stock, which are currently traded on the pink sheets, to an escrow account. All shares held in escrow will be subject to the following instructions issued to the escrow agent:

              a. The Company may sell shares under the terms and conditions of Rule 144;
              b. The Company may sell shares pursuant to an effective registration under the Securities Act of 1933;
              c.     The Company  and  Diverse  Media  Group,  Inc.  may jointly instruct the agent to disburse shares from escrow;
              d.     In the case of bankruptcy the agent may distribute  shares;
                     and
              e. Once the aggregate amount of all net proceeds equals or exceeds $2,000,000 the agent shall deliver any unsold shares to Diverse Media Group, Inc.

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

The emphasis on involvement with talent agencies has been reduced because of the name change from Diverse Media Group to CirTran Media Corp. as per the terms of the agreement, and because of the termination of Trevor Saliba, who was responsible for talent agency related activities. It is anticipated that with the Company's continued emphasis in marketing products to the direct-to-TV sales channel and the marketing of the PlayBev energy drink, both of which use celebrity endorsements, that the Company will renew its development efforts with the talent agencies when the opportunity presents itself.

On August 14, 2007, 9,000,000 shares of DT common stock had been issued to the Company and are being held in escrow as per the terms of the agreement. As a result of the receipt of the DT common stock, the Company recorded a gain of $1,168,623.

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

New Directors - As of February 1, 2007, Fadi Nora was appointed to the Company's Board of Directors. As compensation, he is entitled to a cash payment of $5,000 per quarter, and stock options to purchase up to a total of 2,000,000 shares of the Company's common stock as determined by the board. Mr. Nora is also entitled to a quarterly bonus equal to 0.5% of the Company's gross sales generated directly by Mr. Nora for each quarter. In addition, Mr. Nora receives 5% of all gross investments made into the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) His sole involvement in the process of obtaining the investment is the introduction of the Company to the potential investors and that he does not participate in the recommendation, structuring, negotiation, documentation or selling of the investment, (ii) neither the Company nor the investor are required to pay any commissions, finders fees or similar compensation to any agent, broker, dealer, underwriter or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus and that the bonus may be paid with respect to the investment. Mr. Nora will also be reimbursed for certain pre-approved expenses.

As of October 1, 2007, Don L. Buehner was appointed to the Company's Board of Directors. As compensation, he is entitled to a cash payment of $5,000 per quarter, and stock options to purchase up to a total of 2,000,000 shares of the Company's common stock as determined by the board. CirTran has agreed to cover Mr. Buehner under its D&O Insurance Policy. CirTran will reimburse Mr. Buehner for his expenses incurred in connection with CirTran's business, including expenses for travel, lodging, meals, beverages, entertainment and other items in accordance with policies established by CirTran.

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

NOTE 9 - CONVERTIBLE DEBENTURES

Highgate - On May 26, 2005, the Company entered into an agreement with Highgate House Funds Ltd. ("Highgate") to issue to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). Highgate subsequently changed its name to Yorkville Advisors, LLC ("Yorkville"), which will be used in this report. The Debenture is due December 2007 and is secured by all of the Company's property.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2007, and December 31, 2006, was $148,335 and $163,884, respectively.

At any time, Yorkville may elect to convert principal amounts owing on the Debenture into shares of the Company's common stock at a conversion price equal to the lesser of $0.10 per share, or an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon.

Yorkville's right to convert principal amounts into shares of the Company's common stock is limited as follows:

         (i) Yorkville may convert up to $250,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the market price of the Company's stock is $0.10 per share or less at the time of conversion;

         (ii) Yorkville may convert up to $500,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.10 per share at the time of conversion; provided, however, that Yorkville may convert in excess of the foregoing amounts if the Company and Yorkville mutually agree; and

         (iii) Upon the occurrence of an event of default, Yorkville may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may convert the Debentures and accrued interest thereon into shares of the Company's common stock.

Except in the event of default, Yorkville may not convert the Debenture for a number of shares that would result in Yorkville owning more than 4.99% of the Company's outstanding common stock.

In connection with the issuance of the Yorkville Debenture, the Company granted Yorkville registration rights related to the issuance of the debenture.

The Company determined that the features of the Debenture fell under derivative accounting treatment. As of September 30, 2007, the carrying value of the Debenture was $1,372,301. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $1,585,000. The fair value of the derivative liability as of September 30, 2007, was $636,911. The amount remaining as deferred loan fees, of $151,072, are being amortized over the remaining life of the debenture.

During the nine months ended September 30, 2007, Yorkville converted $1,265,000 of its convertible debenture and $100,000 of accrued interest into 144,662,491 shares of the Company's common stock at conversion rates ranging from $0.00513 to $0.01613 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding each conversion. As of September 30, 2007, Yorkville had converted $2,165,000 of principal on the convertible debenture which leaves an outstanding balance of $1,585,000.

Cornell - On December 30, 2005, the Company entered into an agreement with Cornell Capital Partners, L.P. ("Cornell") to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all the Company's property, junior to the Yorkville security interest.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The accrued interest on the debenture was $130,890 and $74,795 as of September 30, 2007 and December 31, 2006, respectively.

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

The Company determined that the features on the Cornell Debenture and the associated Warrants fell under derivative accounting treatment.. As of September 30, 2007, the carrying value of the Debenture was $1,014,846. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $1,500,000. The fair value of the derivative liability related to the Cornell Debenture, as of September 30, 2007, was $979,099. The fair value of the warrants was $5,476 as of September 30, 2007.

In connection with the issuance of the Cornell Debenture, fees of $130,000 were withheld from the proceeds, capitalized, and are being amortized over the life of the Cornell Debenture.

As of September 30, 2007, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Cornell - On August 23, 2006, the Company entered into another securities purchase agreement (the "Purchase Agreement") with Cornell, relating to the issuance by the Company of a 5% Secured Convertible Debenture, due April 23, 2009, in the aggregate principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The accrued interest on the debenture was $82,603 and $26,507 as of September 30, 2007 and December 31, 2006, respectively.

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

The Company determined that the features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of September 30, 2007, the carrying value of the Debenture was $727,568. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $1,500,000. The fair value of the derivative liability related to the Cornell Debenture, as of September 30, 2007, was $1,014,846. The fair value of the warrants was $10,582 as of September 30, 2007.

In connection with the issuance of the August Debenture, fees of $135,000 were withheld from the proceeds, capitalized, and will be amortized over the life of the August Debenture.

As of September 30, 2007, Cornell had not converted any of the August Debenture into shares of the Company's common stock.

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

On April 30, 2007, the Company received shareholder approval to increase its authorized capital to include 1,500,000,000 shares of common stock as a result of the increase in the authorized shares. The increase in the authorized capital provided adequate coverage for the conversion of the Cornell Debenture and the August Debenture, and therefore negated the need for the Cornell Lockdown Agreement.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock Issuances -During the nine months ended September 30, 2007, the Company issued to Yorkville 144,662,491, shares of restricted common stock in connection with a conversion by Yorkville of $1,165,000 principal amount of the convertible debenture and $100,000 of accrued interest on the debenture. (See
Note 9.)

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

The Company determined that because it does not have sufficient authorized shares of common stock to settle the exercise of the 30,000,000 warrants in shares of its common stock the warrants should be recorded as a derivative liability at fair value. The fair value of the derivative liability as of September 30, 2007, was $58,691.

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

As noted above, on April 30, 2007, the Company received shareholder approval to increase its authorized capital to include 1,500,000,000 shares of common stock. The increase in the authorized capital provided adequate coverage for the conversion of the ANAHOP warrants and therefore negated the need for the lockdown agreement.

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

NOTE 11 - STOCK OPTIONS AND WARRANTS

A summary of the stock option activity for the nine months ended September 30, 2007, is as follows:
                                                                Weighted Average
                                                Shares           Exercise Price
                                              ----------        ----------------
Outstanding at December 31, 2006              10,750,500              $ 0.03
Granted                                       18,000,000              $ 0.02
Exercised                                              -
Forfeited                                      7,500,000              $ 0.03
                                              ----------
Outstanding at September 30, 2007             21,250,500              $ 0.02
                                              ==========

Exercisable at September 30, 2007             21,250,500              $ 0.02
                                              ==========

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

Pursuant to an amended employment agreement, dated January 25, 2007, Mr. Saliba, was granted options to purchase 4,000,000 shares of the Company's stock at an option price of $0.016 per share. Those options were to vest over a five year period. Since that time the Company and Mr. Saliba have agreed to terminate the employment agreement at which point the options granted under the agreement are forfeited by Mr. Saliba.

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

                           Electronics   Contract     Marketing
                            Assembly    Manufacturing and Media      Total
--------------------------------------------------------------------------------

      September 30, 2007

Sales to external
  customers                 $ 2,538,464  $ 2,461,879   $ 3,699,660  $ 8,700,004
Intersegment sales                    -            -             -            -
Segment income (loss)        (3,706,882)    (631,371)      874,743   (3,463,510)
Segment assets                8,180,962      206,525     3,790,842   12,178,329
Depreciation and
  amortization                  307,560      186,626           696      494,882

      September 30, 2006

Sales to external
  customers                 $ 1,962,065  $ 4,212,188     $ 832,865  $ 7,007,118
Intersegment sales               12,499            -             -       12,499
Segment loss                 (3,301,127)    (504,695)     (106,785)  (3,912,607)
Segment assets                9,229,841    3,586,199       103,088   12,919,128
Depreciation and
  amortization                  135,309       99,321             -      234,630

                                                       September 30,
                                              --------------------------------
                 Sales                            2007              2006
------------------------------------------------------------------------------

Total sales for reportable segments             $ 8,700,004       $ 7,019,617
Elimination of intersegment sales                         -           (12,499)
------------------------------------------------------------------------------

Consolidated net sales                          $ 8,700,004       $ 7,007,118
------------------------------------------------------------------------------

                                                       September 30,
                                              --------------------------------
             Total Assets                         2007              2006
------------------------------------------------------------------------------

Total assets for reportable segments           $ 12,178,329      $ 12,919,128
Adjustment for intersegment amounts                       -                 -
------------------------------------------------------------------------------

Consolidated total assets                      $ 12,178,329      $ 12,919,128
------------------------------------------------------------------------------

NOTE 13 - SUBSEQUENT EVENTS

Yorkville
---------

In October 2007, Yorkville converted $160,000 of its convertible debenture into 31,189,084 shares of the Company's common stock at a conversion rate of $0.005 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion.

In November 2007, Yorkville converted $245,000 of its convertible debenture into 47,758,285 shares of the Company's common stock at a conversion rate of $0.005 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion. As of the date of this Report, the remaining principal balance was $1,180,000.

As of the date of this report and subsequent to September 30, 2007, additional investors contributed $1,550,000, for approximately 12% interest in AfterBev, which decreased CirTran Beverage Corp's ownership interest in AfterBev to approximately 42%.

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

We are organized into five principal divisions: CirTran USA, CirTran Asia, CirTran Products, CirTran Beverage Corp., and CirTran Media (fka Diverse Media Group) which is responsible for marketing new programs.

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

As was recently announced, Trevor Saliba is no longer with CirTran Corporation; this, however, does not change the original intent of CirTran Products which is temporarily being run from the Salt Lake City headquarters. The Los Angeles office will remain open and is currently being staffed by an office manager, who will oversee operations, and a support person, who will attend to the daily functions of the Los Angeles office.

CirTran Products also intends to pursue contract manufacturing relationships in the consumer products industry which can include product lines including: home/garden, kitchen, health/beauty, toys, and licensed merchandise and apparel for film, television, sports and other entertainment properties. Licensed merchandise and apparel can be defined as any item that bears the image of, likeness, or logo of a product sold or advertised to the public. Licensed merchandise and apparel are sold and marketed in the entertainment (film and television) and sports (sports franchises) industries. As of November 11, 2007, we had concentrated our product development efforts into three areas, home and kitchen appliances, beauty products and licensed merchandise. We anticipate that these products will be introduced into the market under one uniform brand name or under separate trademarked names owned by CirTran Products. As of the date of this Report, we are in the testing phase for some programs and are preparing to launch various programs where CirTran Media Corporation will operate as the marketer, campaign manager and distributor in various product categories including beauty products, entertainment products, software products, and fitness and consumer products.

As of the date of this Report, we are no longer under contract with the direct marketing company that was selling the TCP units domestically. However, we are currently under contract with an international direct marketing company to supply them with the True Ceramic Pro flat irons ("TCP"). As a result of terminating the domestic sales contract, CirTran Products has begun a direct TV marketing program whereby all of the direct marketing functions have been brought in-house and a direct TV marketing program currently being implemented. The direct TV marketing program is in the test phase and a determination on taking the program to the roll-out phase it currently being evaluated. Since June 6, 2006, the date of the ABS bankruptcy settlement (see discussion below on page 28) and through the date of this report, CTP generated sales of approximately $2,299,000. CTP continues to generate sales of TCP units and other ancillary hair care products to the direct marketing company, and the program is expected to continue being profitable during 2007. The project has recently seen great success in a new international territory.

CirTran Media Corp. (fka Diverse Media Group)

On March 21, 2006, we announced that we had formed a new subsidiary, Diverse Media Group ("DMG"), to provide end-to-end services to the direct response and entertainment industries. The new division will provide product marketing, production, media funding and merchandise manufacturing services. Forming this new division was a necessary step to maximize product manufacturing opportunities for CirTran's proprietary products and to provide marketing services for individual entrepreneurs and inventors. This division is headquartered in CirTran's Los Angeles (Century City) offices and was previously headed by Mr. Saliba. As of the date of this Report, we were developing proprietary programs to be launched in the product marketing production services and media funding divisions and we were preparing to launch various programs where DMG will operate as the marketer, campaign manager and/or distributor in various product categories including beauty products, entertainment products, software products, and fitness and consumer products. This division currently reports to the president of our company.

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

RCG Group

On October 3, 2006, we announced that we had engaged the services of The RCG Group ("RCG") to assist in certain financial relations/corporate communications and other consulting services. RCG is being retained to specifically assist us in developing and executing an effective financial relations/corporate communications strategy. The primary objective of such program will be to position us to secure and then maintain a listing on the American Stock Exchange or NASDAQ markets as soon as is reasonably possible. Additionally, RCG has been retained to further assist us in its endeavor to secure meaningful public, trading market sponsorship from professional investors as well as certain members of the institutional investment community. During the second and third quarters, RCG was not actively involved in this effort and it was agreed that we would renew our relationship with RCG sometime in the future.

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

CirTran Beverage Corp.

In May 2007, the Company formed CirTran Beverage Corp. ("CBC"), a wholly owned subsidiary to arrange for the manufacture, marketing and distribution of the Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels, including traditional retail channels as well as catalogs, internet, live shopping and other channels. Two versions of the energy drink are currently being developed; a sugar-free and a regular version, both of which will be the initial products introduced into the market. The marketing and production phases, of which, are currently being implemented. Through PlayBev's new executive director of marketing, Andrei McQuillan, marketing has developed a program to support and stimulate sales of the energy drink. The marketing program has made contacts with several celebrities who have been photographed and publicized with the energy drinks. Additionally, a college bus tour has been planed to tour the Southwest United States in August 2007, and then tour the Southeast Football Conference as part of a promotional effort which targets the main age groups in our demographics. An ad was placed in the October 2007 issue of Playboy magazine, which is a college-oriented edition of the magazine and will re-enforce our presence in the college market. As a part of the marketing plan, we are also developing collateral materials used to support the product in the college market place. The production phase of the project is under the control of a team, directed by Shaher Hawatmeh, Chief Operating Officer of CirTran Corporation. This team has developed, and tested an energy drink formula, and the sample products are being used in the preliminary stages of the project. A focus group taste test was recently conducted by Alder-Weiner Research, and the results, although they are preliminary, were very positive for the regular energy drink and while the indicators were not as strong for the sugar-free energy drink, they were nevertheless positive in comparison to other sugar-free energy drinks. The distribution group is conducting negotiations with several potential production facilities, and will be making final determinations pertaining to the selection of a production network. While distribution is awaiting a final product, the main focus is to develop a plan to create a national distribution network. The two energy drinks are being currently distributed and tested in New Hampshire, Maine, and southern California. The initial results have been promising.

CirTran USA

We have three principal business segments: electronics assembly and manufacture; contract manufacturing; and marketing and media.

                      Electronics Assembly and Manufacture
                      ------------------------------------

For the nine months ended September 30, 2007, approximately 30% of our revenues were generated by our low-volume electronics assembly activities as compared to 30% of revenues for the same period in 2006, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. Although the percentages of sales were identical, we generated $576,000 more in sales in the third quarter of 2007 when compared to the same period in 2006. The percentage is not reflective of the dollar increase because of a $2,867,000 increase in sales generated by our marketing and media segment. We also assemble higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production. Our goal is to offer customers significant competitive advantages that can be obtained from manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management and increased purchasing power.

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

In 2006 and during the second quarter of 2007, we developed several items, in the fitness and exercise products category and in the household and kitchen appliance, and in the health and beauty aids markets, which are being manufactured in China through our subsidiary CirTran Asia. Sales of theses products contributed approximately 60% of revenues reported in 2006 compared to 28% in the third quarter 2007. The decrease is the result of test marketing the TCP units which are currently being sold in-house. The TCP units had previously been sold at wholesale, but we are now selling the TCP products in-house to the direct-to-TV market. The offshore contract manufacturing will continue to be an area of emphasis.

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

On September 10, 2004, we announced that CirTran-Asia had been awarded the rights to manufacture the AbRoller, another type of an abdominal fitness machine, for Tristar Products, under an exclusive manufacturing agreement. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $2,800,000.

On April 28, 2005, CirTran-Asia announced that it has been awarded a contract (the "April 2005 Agreement") from Guthy - Renker Corporation ("GRC") to be the exclusive manufacturer of a new fitness machine (the "Fitness Product") for the sold-on-TV direct response industry. Pursuant to the April 2005 Agreement, GRC agreed to purchase all of its requirements of the Fitness Product during the term of the April 2005 Agreement, which is defined as running from the signing of the agreement through the time when the Fitness Product is not being sold in quantity. Since these announcements, CirTran-Asia has manufactured and shipped orders and has received $1,400,000 as payment for such shipments. A dispute arose concerning the terms of the contract, which is now the subject of a legal proceeding. The product was not manufactured during this quarter, and it is unlikely that it will be until the resolution of the legal proceeding with GRC, described in the section "Legal Proceedings."

New Fitness Products
--------------------

On November 30, 2006, we announced that we signed an exclusive manufacturing agreement to produce a new fitness product, the CorEvolution(TM), in China. The three-year agreement involves the custom manufacturing using the capabilities of our wholly owned subsidiary, CirTran Asia. The new customer has committed to minimum orders, amounting to $1.2 million in revenues for the first year, $1.8 million for the second year and $2.4 million for the third year of the five-year contract. The new fitness product is uniquely designed to strengthen and rehabilitate the lower back and adjacent areas of human body. Since this announcement, and through the date of this Report, CirTran-Asia had manufactured and shipped units, and received payments of approximately $1,037,000.

On June 8, 2007, we announced that CTM, signed an exclusive agreement with Full Moon Enterprises of Nevada to license a new product for the sold-on-TV market. A patent application for "The Ball Blaster(TM)" has been filed by the inventor with the U.S. Patent Office, and CTM has the right to make modifications and improvements in the product, now and in the future. CTM has the worldwide marketing and distribution rights via all marketing channels. CTM will pay a royalty to the licensor for each unit sold. The agreement shall terminate five years after the date of the agreement, although the agreement shall automatically renew for up to two renewal terms of five years each, unless either party gives 12 months' written notice of termination.

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

The household and kitchen appliance and health and beauty aids products include the following:

On January 24, 2005, we announced a contract with a New York customer where we became an exclusive manufacturer of the Hot Dog Express, which would be sold nationwide on TV, primarily through infomercials. The contract runs through 2007, with minimum revenues to CirTran of $1.8 million per year, or $5.4 million over three years. Since these announcements, and through the date of this Report, CirTran Asia had manufactured and shipped units, and received payments of approximately $1,850,000. As of the date of this Report, we were in the process of exercising our rights under the contract which includes terminating the relationship due to customer's failure to meet the minimum purchase requirements during 2006. As a result, we are planning on marketing the product through our retail channels.

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

The Assets include: personal property; intellectual property; certain executory contracts and unexpired leases; inventory; ABS's rights under certain insurance policies; deposits and prepaid expenses; books and records; goodwill; certain causes of action; permits; customer and supplier lists; and telephone numbers and listings. Under the Asset Purchase Agreement, the Royalty Obligation is capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the 2 year anniversary of the Closing, then, within 30 days of such anniversary, we agreed to pay ABS an amount equal to $435,000 less the royalty payments made to date. As part of the settlement, we agreed to exchange general releases with, among others, ABS, Jason Dodo (the manager of ABS), Inventory Capital Group ("ICG"), and Media Funding Corporation ("MFC"). The settlement also resolved a related dispute with ICG in which ICG assigned $65,000 of its secured claim against ABS to us.

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

The total claims against ABS's estate that must be paid before the Company begins to share in the Royalty Obligation payments is $435,000. We had paid $222,906 of the $435,000 obligation through September 30, 2007.

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

As of the date of this Report, we were no longer under contract with the direct marketing company that was selling the TCP units domestically. However, we are currently under contract with an international direct marketing company to supply them with the True Ceramic Pro flat irons ("TCP"). As a result of terminating the domestic sales contract, CirTran Products has begun a direct sold-on TV marketing program whereby all of the direct marketing functions have been brought in-house and a direct TV marketing program is currently being implemented. The direct TV marketing program is in the test phase and a determination on taking the program to the roll-out phase is currently being evaluated. Since June 6, 2006, the date of the ABS bankruptcy settlement (see discussion below on pages 49 and 50) and through the date of this report, CTP generated sales of approximately $2,905,000. Sales of TCP units and other ancillary hair care products are expected to become profitable during 2007.

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

In February 2007, Arrowhead signed a licensing agreement with CirTran and DMG to manufacture and market the product via internet, direct marketing and through retailers. DMG will pay a royalty of 11% to Arrowhead based on a percentage of sales in 2007. The percentage of unit sales increases by 1% per year until it reaches 15% in the year 2011. The new contract was executed in February 2007 and expires in 2011. As of the date of this Report, the Hinge Helper project had not generated significant revenues. The item has been presented to buyers at several major retailers, such as; Lowe's, Wal-Mart, Sams Club, True Value and Home Depot and is an item of interest. The sales representative, in our Bentonville office, will continue to promote and develop the item for inclusion in future sales modules to the retailers. We expect to have the product at retailers some time during the fourth quarter of 2007.

On October 11, 2006, CirTran announced that DMG had signed a retail distribution and marketing agreement with Wines and Wines, a Miami-based distributor of fine wines and spirits from around the world. Under the terms of the agreement, DMG would use its best efforts to market and distribute all Wines and Wines products exclusively into various distributors and retailers such as Southern Wine and Spirits, Trader Joe's, Beverages and More, Wal-Mart, Sam's Club, Costco, Young's Markets and Vendome nationally, as well as restaurants, liquor stores and entertainment venues exclusively throughout California. As of the date of this Report, the product had been presented to retailers and resulted in high interest. It was decided that the labeling needed to be changed by Wines and Wines. Once the new labeling is completed and accepted by retailers, we will be able to place the product on retailer's shelves. It is anticipated that the project will be to market in sometime in early 2008.

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

New Household and Kitchen Appliances and Health and Beauty Aids
---------------------------------------------------------------

On February 5, 2007, CirTran announced that we had completed taping a TV infomercial with Evander Holyfield for the "The Real Deal Grill(TM)," a new electric indoor/outdoor cooking appliance it will manufacture and market carrying the name and endorsement of the former four-time former world heavyweight champion. The Real Deal Grill includes a deluxe stand and multiple interchangeable cooking surfaces, with numerous never before seen add-on items making it the most versatile "must-have" cooking appliance for any occasion from camping in the mountains, tailgating at a game, or grilling at home. Full national testing of the video has been rescheduled for early September 2007 As of the date of this Report the final edited version of the infomercial and the web site have been completed. A national airing as a test run of the infomercial took place in early October and the company decided that additional changes are needed to make the marketing more profitable. The company is currently manufacturing additional inventory in China and anticipate to be back on air early December 2007.

On February 13, 2007, CirTran announced that we had signed an agreement to manufacture and market a new patent pending portable luggage handle and scale ideal for travelers weighing a suitcase or package. As of the date of this Report, we were working with the client on developing a final version of the product and are expecting to submit samples for final approval in May 2007. As of the date of this Report, final samples had been submitted to the client and we were awaiting approvals. Upon approval, we anticipate that the product will be marketed to large retailers such as Wal-Mart, Sams Club, and Office Depot.

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

During the first nine months of 2007, Racore Technology Corporation continued to receive add on business for its fiber optic networking products from customers such as Dresser-Rand, Navetechgps, and PCI.

                               Marketing and Media

On October 11, 2005, we announced that we were opening a satellite office in Los Angeles in accordance with our internal expansion program. The 2,500 square foot office is located on the 17th floor at 1875 Century Park East in the Century City Entertainment and Business District of Los Angeles. The office serves as headquarters for CirTran's business development and strategic planning activities for our multiple business divisions including electronics, consumer products, direct response/retail and "as sold-on-TV" products. We opened an additional satellite office in New York in 2006 when we leased an executive office suite which serves as a location in which to conduct meetings and transact business on the east coast. Plans to open an office in London have been temporarily put on hold until the markets in Europe develop. As was recently announced, Trevor Saliba is no longer with CirTran Corporation. Although Mr. Saliba was in charge of the Los Angeles office, his departure does not change the original intent of our Los Angeles office which is temporarily being run from the Salt Lake City headquarters. The Los Angeles office will remain open and is currently being staffed by an office manager, who will oversee operations, and a support person, who will attend to the daily functions of the Los Angeles office. Our Los Angeles office lease has expired at the end of October and we are currently negotiating another lease to another office in the same area. We anticipate moving into our new office in early December 2007. In July 2007 we relinquished the New York executive office space.

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

After Bev Group LLC ("AfterBev"), was created to acquire an interest and invest in Play Beverages LLC. In doing so, CirTran Beverage Corp. received an 84% membership interest in After Bev for the time involved in negotiating the investment in PlayBev and for its influence and expertise in marketing and manufacturing. PlayBev then signed a Membership Interest Purchase Agreement with AfterBev whereby AfterBev purchased a 50% membership interest in PlayBev for $750,000 and acquired a proxy of 1% of the voting rights of the Members in AfterBev for providing a $2,000,000 credit facility to PlayBev. During the third quarter, AfterBev received the additional 1% since they met their commitments under the contract.

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

Recent Developments

Ball Blaster Product
--------------------

On June 8, 2007, we announced that CTM signed an exclusive agreement with Full Moon Enterprises of Nevada to license a new product for the sold-on-TV market. A patent application for "The Ball Blaster(TM)" has been filed, by the inventor, with the U.S. Patent Office, and CTM has the right to make modifications and improvements in the product, now and in the future. CTM has the worldwide marketing and distribution rights via all marketing channels. CTM will pay a royalty to the licensor for each unit sold. The agreement shall terminate five years after the date of the agreement, although the agreement shall automatically renew for up to two renewal terms of five years each, unless either party gives 12 months' written notice of termination.

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

Results of Operations - Comparison of the Nine Months ended September 30, 2007 and 2006

         Sales and Cost of Sales

Net sales increased to $8,700,004 for the nine months period ended September 30, 2007, as compared to $7,007,118 during the same period in 2006, for an increase of 24.2%. Net sales increased to $3,533,555 for the three months period ended September 30, 2007, as compared to $3,044,853 during the same period in 2006, for an increase of 16.1%. This increase is attributed to the income generated from the marketing segments. Cost of sales decreased by 8.7%, to $4,135,494 during the nine months ended September 30, 2007, from $4,529,641 during the same period in 2006. Cost of sales decreased by 25.3%, to $1,723,568 during the three months period ended September 30, 2007, from $2,307,237 during the same period in 2006. The decrease in cost of sales is due in part to the increase in revenue of the marketing segments. Our gross profit margin for the nine months period ended September 30, 2007, was 52.5%, up from 35.4% for the same period in 2006. Our gross profit margin for the three months period ended September 30, 2007, was 51.2%, up from 24.2% for the same period in 2006. The majority of the increase is due to the increase in revenue generated by the marketing revenues, which have more favorable margins compared to our electronics manufacturing operations.

         Inventory

We use just-in-time manufacturing in our USA factory, which is a production technique that minimizes work-in-process inventory and manufacturing cycle time, while enabling us to deliver products to customers in the quantities and time frame required. This manufacturing technique requires us to maintain an inventory of component parts to meet customer orders. Inventory at September 30, 2007, was $2,048,984, as compared to $1,960,013 at December 31, 2006. The increase in inventory is considered to be minimal and is within a reasonable range.

         Selling, General and Administrative Expenses

During the nine months, ended September 30, 2007, selling, general and administrative expenses were $7,077,802 versus $3,826,899 for the same period in 2006, a 84.9% increase. During the three months, ended September 30, 2007, selling, general and administrative expenses were $2,529,784 versus $1,062,570 for the same period in 2006, a 138.1% increase. The increase is the result of the additional expense of start up and staffing the CirTran Beverage Corp. and CirTran Online Corp. It is anticipated that selling, general and administrative expenses will continue to increase due to shift from manufacturing to service and marketing oriented operations, which is the focus of our marketing and media services. As mentioned above the marketing projects do not require inventories to support operations, but they do require additional manpower and resources that we anticipate will be reflected as additional selling, general and administrative expenses.

         Other Income and Expenses

Interest expense for the nine months ended September 30, 2007, was $2,044,116 as compared to $2,330,309 for the same period in 2006, a decrease of 12.3%. Interest expense for the three months ended September 30, 2007, was $584,328 as compared to $693,494 for the same period in 2006, a decrease of 15.7%. The changes in interest expense were primarily due to the derivative treatment of the convertible debenture.

As a result of the above factors, we have a net gain of $82,898 for the quarter ended September 30, 2007, as compared to a net loss of $2,980,288 for the quarter ended September 30, 2006 and $3,463,510 for the nine months ended September 30, 2007, and $3,912,604 for the same period in 2006. This net loss is attributed to substantially higher operating costs associated with developing the new projects, and company segments pertaining to direct TV and retail marketing programs.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses preceding this quarter, and our accumulated deficit has increased to $25,645,189 at September 30, 2007, compared to $22,181,679 at December 31, 2006.
Our net loss for the nine months ended September 30, 2007, was $3,463,510 compared to $3,912,604 for the nine months ended September 30, 2006. Our current liabilities exceeded our current assets by $4,981,533 and $4,863,641 as of September 30, 2007 and December 31, 2006, respectively. For the nine months ended September 30, 2007, we had negative cash flows from operations of $2,920,923 compared to negative cash flows from operations for the nine months ended September 30, 2006 of $1,631,660.

         Cash

We had cash on hand of $99,442 at September 30, 2007, and $146,050 at December 31, 2006.

Net cash used in operating activities was $2,920,923 for the nine months ended September30, 2007. Cash received from customers of $$7,792,780 was not sufficient to offset cash paid to vendors, suppliers, and employees of $9,959,140. The non-cash charges were for depreciation and amortization of $639,914 and accretion expense of $1,633,667. Because we have historically had negative cash flows from operations, we must rely on sources of cash other than customers to support our operations. It is anticipated that various methods of equity financing will be required to support operations until cash flows from operations are consistently positive.

Net cash provided by investing activities during the nine months ended September 30, 2007, was $2,135,767, which was primarily related to the sale of the office building for $2,500,000.

Net cash provided in financing activities was $738,548 during the nine months ended September 30, 2007, and was primarily related to paying off the mortgage on the office building, in the amount of $1,233,000 which was done in conjunction with the sale of property. The use of funds to pay off the mortgage was offset by the cash received from the sale of a minority interest in After Bev of $1,848,000.

         Accounts Receivable

At September 30, 2007, we had receivables of $1,889,320, net of a reserve for doubtful accounts of $14,181, as compared to $982,096 at December 31, 2006, net of a reserve of $14,181.

The increase of $907,224 in accounts receivable is due to addition of the marketing segments We have implemented an aggressive process to collect past due accounts over the past two years. Individual accounts are continually monitored for collectibles. As part of monitoring individual customer accounts, we evaluate the adequacy of its allowance for doubtful accounts. Since the implementation of the collection process, very few accounts have been deemed uncollectible.

         Accounts Payable

Accounts payable were $1,390,695 at September 30, 2007, as compared to $1,135,527 at December 31, 2006. The increase is due to the addition of the marketing segments.

         Liquidity and Financing Arrangements

We have a history of substantial losses from operations and using rather than providing cash in operations. We had an accumulated deficit of 25,645,189 and a total stockholders' deficit of $306,566 at September 30, 2007. As of September 30, 2007, our monthly operating costs and interest expenses averaged approximately $1,014,000 per month.

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

Convertible Debentures

Highgate - On May 26, 2005, we entered into an agreement with Highgate Funds, Ltd. ("Highgate") to issue to Highgate a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). Highgate subsequently changed its name to Yorkville Advisors, LLC ("Yorkville"), which will be used in this report. The Debenture is due December 2007 and is secured by all of our property.

Accrued interest is payable at the time of maturity or conversion. We may elect, at our option to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at
September  30,  2007,   and  December  31,  2006,  was  $148,335  and  $163,884,
respectively.

At any time, Yorkville may elect to convert principal amounts owing on the Debenture into shares of the Company's common stock at a conversion price equal to the lesser of $0.10 per share, or an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire Debenture then outstanding by paying 105% of the principal amount redeemed plus accrued interest thereon.

Yorkville's right to convert principal amounts into shares of our common stock is limited as follows:

         (i) Yorkville may convert up to $250,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the market price of our stock is $0.10 per share or less at the time of conversion;
         (ii) Yorkville may convert up to $500,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the price of our stock is greater than $0.10 per share at the time of conversion; provided, however, that Yorkville may convert in excess of the foregoing amounts if we and Yorkville mutually agree; and
         (iii) Upon the occurrence of an event of default, Yorkville may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may convert the Debentures and accrued interest thereon into shares of our common stock.

Except in the event of default, Yorkville may not convert the Debenture for a number of shares that would result in Yorkville owning more than 4.99% of our outstanding common stock.

In connection with the issuance of the Yorkville Debenture, we granted Yorkville registration rights related to the issuance of the debenture.

We determined that the features of the Debenture fell under derivative accounting treatment. As of September 30, 2007, the carrying value of the Debenture was $1,372,301. The carrying value will be accreted each quarter over the life of the Debenture until the carrying value equals the unconverted face value of $1,585,000. The fair value of the derivative liability as of September 30, 2007 was $636,911.

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

Between  the  months of  January  2007 and  October  2007,  Yorkville  converted
$1,425,000 of principal on its convertible debenture into 92,220,089 shares of our common stock, at conversion rates of $0.008 to $0.01513 per share, per the terms of the debenture agreement. As of the date of this Report, the remaining principal balance was $1,425,000.

Cornell - On December 30, 2005, we entered into an agreement with Cornell to issue to Cornell a $1,500,000, 5% Secured Convertible Debenture (the "Cornell Debenture"). The Cornell Debenture is due July 30, 2008, and is secured by all our property, junior to the Yorkville security interest.

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2007 and December 31, 2006, was $130,890 and $74,795 respectively.

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

We determined that the features on the Cornell Debenture and the associated warrants fell under derivative accounting treatment. As of September 30, 2007, the carrying value of the Cornell Debenture was $1,014,846. The carrying value will be accreted each quarter over the life of the Cornell Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the Cornell debenture, excluding the warrants, as of September 30, 2007 was $979,099. The fair value of the warrants was $5,476 as of September 30, 2007.

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

In connection with the Cornell Debenture, Cornell agreed that it could not convert any amount of principal or interest of the Cornell Debenture in accordance with the terms and conditions of the Lockdown Agreement by and between CirTran and Cornell July 20, 2006, until we have effectuated an increase in its authorized capital. CirTran and Cornell also agreed that in the event that we have not effectuated such increase in its authorized capital by October 30, 2006, which was subsequently extended to June 1, 2007, such failure would constitute an event of default on parallel with those set forth in the Purchase Agreement and subject to the same consequences as those listed in the Purchase Agreement. On April 30, 2007, the Company received shareholder approval to increase its authorized capital to include 1,500,000,000 shares of common stock. As a result of the increase, the authorized shares provided adequate coverage for the conversion of the Cornell Debenture and therefore negated the need for the Cornell Lockdown Agreement.

As of the date of this Report, Cornell had not converted any of the Cornell Debenture into shares of the Company's common stock.

Cornell - On August 23, 2006, we entered into another securities purchase agreement (the "Purchase Agreement") with Cornell, relating to the issuance by CirTran of a 5% Secured Convertible Debenture, due April 23, 2009, in the aggregate principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2007 and December 31, 2006 was $82,603 and $26,507 respectively.

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

We determined that the features on the August Debenture and the Warrants fell under derivative accounting treatment. As of September 30, 2007, the carrying value of the August Debenture was $727,568. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability relating to the August Debenture, excluding the warrants, as of September 30, 2007, was $1,014,846. The fair value of the warrants was $10,582 as of September 30, 2007.

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

As of September 30, 2007, no amount of the August Debenture had been converted and no shares of our common stock had been issued to Cornell.

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

At a Special Meeting of Shareholders held April 30, 2007, we received approval from our shareholders to amend our Articles of Incorporation to increase our authorized capital to include 1,500,000,000 shares of common stock. The increase in the number of authorized shares provided adequate coverage for the conversion of the ANAHOP warrants and therefore negated the need for the ANAHOP Lockdown Agreement.

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

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who was also acting as our Chief Financial Officer as of the date of this report, as appropriate, to allow for timely decisions regarding disclosure.

As disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and former Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. In our evaluation, we identified deficiencies that existed in the design or operation of our internal control over financial reporting that our independent registered public accounting firm and we considered a "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected.

Based on the matters identified above, our Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures were not effective. These deficiencies have been disclosed to our Board of Directors.

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

In an effort to resolve the deficiencies in internal control, mentioned above, we, in concurrence with the recommendation of our registered independent public accounting firm, embarked upon an executive search for a qualified candidate to fill the position of chief financial officer. We successfully concluded the executive search on May 15, 2006, when we signed a three-year contract with Richard T. Ferrone, CPA, as the CFO of the Company. On October 22, 2007, Richard
T. Ferrone resigned as the CFO and Iehab Hawatmeh, President resumed the responsibilities of CFO. The addition of an experienced financial executive was a major achievement in addressing and resolving the deficiencies in our financial controls and also provided us with the capacity to develop and advance our overall financial capabilities of the Company. We are currently involved in an executive search to find a new CFO.

Currently, our financial policies and procedures are being evaluated. As a result, several new internal control procedures have been developed and documented and are being implemented accordingly. The financial policies and procedures evaluation program will be an ongoing process, and one of the main responsibilities of the new CFO, to insure continued adequacy and compliance with prescribed internal control procedures, with the initial development of the program primarily focused on the development of internal control procedures and supporting documentation.

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

Changes in Internal Control over Financial Reporting. As noted above, we are in the process of improving our internal control over financial reporting in an effort to resolve these deficiencies through improved supervision and training of our accounting staff. Additionally, we hired a Chief Financial Officer, who has recently resigned. We are currently searching for a new CFO. However, in addition to finding a new CFO, additional effort is needed to fully remedy these deficiencies. Our management and directors will work with our CFO, our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

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

The total claim against ABS's estate that must be paid before CirTran begins to share in the Royalty Obligation payments is $435,000. We had paid $222,906 of the $435,000 obligation through September 30, 2007.

CirTran v. Guthy-Renker Corporation and Ben Van De Bunt, Civil No. 20060980298, Third Judicial District Court, Salt Lake County, State of Utah. In May 2006, we filed suit against Guthy-Renker Corporation and one of its officers, claiming breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, misrepresentation, and punitive damages. The suit seeks damages in an amount to be proven at trial. The defendants filed a motion to stay litigation and compel arbitration in the matter. We filed our response to the motion. On November 7, 2006, the motion was granted. As of the date of this report, we were preparing for arbitration.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, Yorkville converted $100,000 of interest on its convertible debenture into 6,199,628 shares of our restricted common stock at a conversion rate of $0.01613 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On February 12, 2007, Yorkville converted $100,000 of its convertible debenture into 6,807,352 shares of our restricted common stock at a conversion rate of $0.01469 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On February 23, 2007, Yorkville converted $50,000 of its convertible debenture into 3,403,676 of our restricted common stock at a conversion rate of $0.01469 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

In March 2007, Yorkville converted $100,000 of its convertible debenture into 7,077,141 shares of our restricted common stock at a conversion rate of $0.01413 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On April 12, 2007, Yorkville converted $100,000 of its convertible debenture into 7,692,308 shares of our restricted common stock at a conversion rate of $0.01413 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion

On April 26, 2007, Yorkville converted $200,000 of its convertible debenture into 14,482,259 shares of our restricted common stock at a conversion rate of $0.01381 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On June 7, 2007, Yorkville converted $200,000 of its convertible debenture into 18,382,353 shares of our restricted common stock at a conversion rate of $0.01088 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On July 13, 2007, Yorkville converted $275,000 of its convertible debenture into 34,375,000 of our restricted common stock at a conversion rate of $0.008 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

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

On September 7, 2007, Yorkville converted $10,000 of its convertible debenture into 1,926,782 shares of our restricted common stock at a conversion rate of $0.005 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On September 17, 2007, Yorkville converted $230,000 of its convertible debenture into 44,315,992 shares of our restricted common stock at a conversion rate of $0.005 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On October 16, 2007, Yorkville converted $160,000 of its convertible debenture into 31,189,084 shares of our restricted common stock at a conversion rate of $0.005 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

On November 7, 2007, Yorkville converted $245,000 of its convertible debenture into 47,758,285 shares of our restricted common stock at a conversion rate of $0.005 per share, which was the lower of $0.10 or 100% of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

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

On October 22, 2007, Richard Ferrone resigned as the Chief Financial Officer. Iehab Hawatmeh, President of the Company, accepted Mr. Ferrone's resignation. The Company has begun its search for a new Chief Financial Officer. Until such time as a new Chief Financial Officer has been hired, Mr. Hawatmeh will act in the dual roles of President and Chief Financial Officer.

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

         10.12 Triple Net Lease between CirTran Corporation and Don L. Buehner, dated as of May 4, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).
         10.13 Commercial Real Estate Purchase Contract between Don L. Buehner and PFE Properties, L.L.C., dated as of May 4, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).
         10.14 Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of May 25, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on June 1, and incorporated herein by reference).
         10.15 Exclusive Manufacturing, Marketing, and Distribution Agreement, with Full Moon Enterprises, Inc. dated as of June 8, 2007, pertaining to the Ball Blaster(TM)..
         10.16 Case No. 1:06-10076 GM, Court order from; United States Bankruptcy Court, Central District of California, San Fernando Valley Division, for dismissal of adversary proceeding under Rule 7041 of the Federal Rules of Bankruptcy Procedure and Rule 419a)(1) of Federal Rules of Civil Procedure, dated as of July 27, 2007, pertaining to the complaint of Breach of Contract by Advanced Beauty Solutions.
         10.17 Waiver of registration filing requirement on first Cornell Debenture and warrants.
         10.18 Waiver of registration filing requirement on second Cornell Debenture and warrants.

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


                                        CIRTRAN CORPORATION

Date:   November 14, 2007               By: /s/ Iehab J. Hawatmeh
                                        --------------------------------------
                                        Iehab J. Hawatmeh
                                        President, Chief Financial Officer
                                        (Principal Executive Officer,
                                        Principal Financial Officer)

--------------------------------------------------------------------------------