Form 10QSB/A
period 2007-09-30
CIRTRAN CORP
filed 2007-11-14
CIK 813716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A
                                (Amendment No.1)

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

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has a history of losses including a net loss of $3,463,510 for the nine months ended September 30, 2007. As of September 30,
2007, and December 31, 2006, the Company had an accumulated deficit of $25,645,189 and $22,181,679, respectively The Company had a working capital deficit of $6,238,173 and $4,863,641 as of September 30, 2007, and December 31, 2006, respectively. In addition, the Company's operations used cash of $2,920,923 and $1,631,660 for the nine months ended September 30, 2007, and 2006, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses preceding this quarter, and our accumulated deficit has increased to $25,645,189 at September 30, 2007, compared to $22,181,679 at December 31, 2006.
Our net loss for the nine months ended September 30, 2007, was $3,463,510 compared to $3,912,604 for the nine months ended September 30, 2006. Our current liabilities exceeded our current assets by $6,238,173 and $4,863,641 as of September 30, 2007 and December 31, 2006, respectively. For the nine months ended September 30, 2007, we had negative cash flows from operations of $2,920,923 compared to negative cash flows from operations for the nine months ended September 30, 2006 of $1,631,660.

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