Form 10KSB
period 2007-12-31
CIRTRAN CORP
filed 2008-04-15
CIK 813716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2007
                                             -----------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange act of 1934

         For the transition period from _____________ to ______________

                       Commission file number 33-13674-LA

                               CIRTRAN CORPORATION
                 (Name of small business issuer in its charter)

               Nevada                                      68-0121636
   -------------------------------                    -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification No.)

      4125 South 6000 West, West Valley City, Utah           84128
      ---------------------------------------------       ------------
        (Address of principal executive offices)           (Zip Code)

                                 (801) 963-5112
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year: $12,399,793

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 11, 2008, was $9,877,401. As of April 11, 2008, the issuer had outstanding 1,126,108,010 shares of Common Stock, par value $0.001.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Documents incorporated by reference: The registrant incorporates information required by Part III of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the annual meeting of the shareholders of the issuer scheduled to be held on June 18, 2008.

                                TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                                   Page
-----------------------                                                   ----

Part I

Item 1.     Description of Business                                         2

Item 2.     Description of Property                                        22

Item 3      Legal Proceedings                                              23

Item 4.     Submission of Matters to a Vote of Security Holders            25

Part II

Item 5.     Market for Common Equity, Related Stockholder
            Matters and Small Business Issuer Purchases of
            Equity Securities                                              25

Item 6.     Management's Discussion and Analysis or Plan of
            Operation                                                      26

Item 7.     Financial Statements                                           38

Item 8.     Changes in and Disagreements with Accountants on               38
            Accounting and Financial Disclosure

Item 8A(T)  Controls and Procedures                                        38

Part III

Item 9      Directors, Executive Officers, Promoters, Control
            Persons and Corporate Governance; Compliance with
            Section 16(a) of the Exchange Act                              40

Item 10.    Executive Compensation                                         40

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                     40

Item 12.    Certain Relationships and Related Transactions,
            and Director Independence                                      41

Item 13.    Exhibits                                                       41

Item 14.    Principal Accountant Fees and Services                         44

            Signatures                                                     45

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

CORPORATE BACKGROUND AND OVERVIEW

In 1987, we were incorporated in Nevada under the name Vermillion Ventures, Inc., for the purpose of acquiring other operating corporate entities. We were largely inactive until July 1, 2000, when our wholly-owned subsidiary, CirTran Corporation (Utah) acquired substantially all of the assets and certain liabilities of Circuit Technology, Inc. ("Circuit").

Our predecessor business in Circuit was commenced in 1993 by our president, Iehab Hawatmeh. In 2001, we effected a 1:15 forward split and stock distribution which increased the number of our issued and outstanding shares of common stock. We also increased our authorized capital from 500,000,000 to 750,000,000 shares. In 2007, our shareholders approved a 1:1.2 forward split and an amendment to our Articles of Incorporation that increased the authorized capital of the Company to 1,500,000,000 shares of common stock.

Corporate Overview - We provide a mix of high and medium volume turnkey manufacturing services using surface mount technology ("SMT"), ball-grid array assembly, pin-through-hole and custom injection molded cabling for leading electronics original equipment manufacturers ("OEMs") in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing and post-manufacturing services. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

We conduct our business principally through six wholly-owned subsidiaries or divisions: CirTran Corporation ("CirTran USA"), CirTran - Asia, Inc. ("CirTran Asia"), CirTran Products Corp. ("CirTran Products"), CirTran Media Corp. ("CirTran Media"), CirTran Online Corp. ("CirTran Online"), and CirTran Beverage Corp. ("CirTran Beverage").

CirTran USA

As of December 31, 2007 and 2006, approximately 25 percent and 29 percent of our revenues were generated by low-volume electronics assembly activities, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. We also assemble higher-level subsystems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production. Our goal is to offer our customers significant competitive advantages that can be obtained from manufacturing outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management and increased purchasing power.

Through our subsidiary, Racore Technology Corporation ("Racore"), we provide engineering design services to customers of some of our other subsidiaries, and continue to distribute a small number of Ethernet cards.

CirTran Asia

Through CirTran Asia, we design, engineer, manufacture and supply products in the international electronics, consumer products and general merchandise industries for various marketers, distributors and retailers selling overseas. This subsidiary provides manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran Asia to enter a project at various phases: engineering and design; product development and prototyping; tooling; and high-volume manufacturing. This presence with Asian suppliers helps us maintain an international contract manufacturer status for multiple products in a wide variety of industries, and has allowed us to target larger-scale contracts.

CirTran Asia maintains an office in Shenzhen, China and has retained dedicated Chinese personnel to oversee Asian operations. We intend to pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets.

During 2006, the Company developed several fitness and exercise products, and products in the household and kitchen appliance and health and beauty aids markets that are being manufactured in China. Sales of these products comprised approximately 34 percent and 32 percent of revenues reported in 2007 and 2006, respectively. We anticipate that offshore contract manufacturing will continue to be an emphasis of the Company.

CirTran Products

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including products in areas such as: home/garden, kitchen, health/beauty, toys, licensed merchandise and apparel for film, television, sports and other entertainment properties. Licensed merchandise and apparel is defined as any item that bears the image, likeness, or logo of a product, or a person such as a well-known celebrity, that is sold or advertised to the public. Licensed merchandise and apparel are sold and marketed in the entertainment and sports franchise industries. Sales of these products comprised 1 percent and 23 percent of total revenues for 2007 and 2006, respectively. We have concentrated our product development efforts into three areas, home and kitchen appliances, beauty products and licensed merchandise. We anticipate that these products will be introduced into the market either under one uniform brand name or under separate trademarked names owned by CirTran Products. We are presently preparing to launch various programs where CirTran Media will operate as the marketer, campaign manager and distributor in various product categories including beauty products, entertainment products, software products, and fitness and consumer products.

CirTran Media

In 2006, we formed Diverse Media Group, now known as CirTran Media, to provide end-to-end services to the direct response and entertainment industries. We are developing marketing production services, and preparing programs in which CirTran Media will operate as the marketer, campaign manager and/or distributor for beauty, entertainment, software, and fitness consumer products. In 2006, we entered into an agreement with Diverse Talent Group, Inc., a California corporation ("DT"), whereby DT agreed to provide outsourced talent agency services in exchange for growth financing. In March 2007, we mutually agreed with DT to terminate the agreement, and assigned to DT the name "Diverse Media Group." Revenues earned by this subsidiary were 6 percent and 16 percent of total revenues during 2007 and 2006, respectively.

Despite the termination of the DT agreement, we anticipate continuing to produce infomercials for the direct marketing industry and for product marketing campaigns. We also plan to provide product marketing, production, media funding, and merchandising services to the direct response and entertainment industries in concert with the original objectives of this subsidiary.

In 2006, CirTran Media leased a sales office in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. The office is located there to help create and manage an ongoing relationship with Wal-Mart and Sam's Club stores in order to facilitate the distribution of products through Wal-Mart stores.

CirTran Online

During the first quarter of 2007, we started CirTran Online to sell products via the internet, to offer training, software, marketing tools, web design and support, and other e-commerce related services to entrepreneurs, and to telemarket directly to customers. As part of CirTran Online's business plan, we entered into an agreement with Global Marketing Alliance ("GMA"), a Utah limited liability company specializing in providing services to E-bay sellers, conducting internet marketing seminars, and developing and hosting web sites. Revenues derived from the arrangement with GMA comprised 20 percent of total revenue in 2007.

CirTran Beverage

In May 2007, we incorporated CirTran Beverage to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels. We also entered into an agreement with Play Beverages, LLC ("PlayBev"), a related Delaware limited liability company and the licensee under a product licensing agreement with Playboy Enterprises International, Inc. ("Playboy"). Under the terms of the PlayBev agreement, we are to provide the initial development and promotional services to PlayBev, who will collect from us a royalty based on product sales and manufacturing costs once licensed product distribution commences. As part of efforts to finance the initial development and marketing of the Playboy energy drink, the Company, along with other investors, formed After Bev Group LLC ("AfterBev"), a majority-owned subsidiary organized in California.

Two versions of the Playboy energy drink, regular and sugar-free, have been developed. During 2007, PlayBev and the Company conducted focus group taste tests to determine the best flavor and ingredients; publicized the new drink via promotional bus tours, celebrity-attended activities, and magazine ads; and negotiated with production facilities and distribution groups. During the first part of 2008, the Company secured distribution contracts and the drink began selling in New England, Florida, and California. Another promotional bus tour began in Las Vegas at the end of February 2008, and the following month continued into Florida. Limited energy drink sales at the end of 2007 accounted for 2 percent of total 2007 sales, and billings to PlayBev for development and marketing services accounted for 12 percent of our total sales for 2007.

PRIMARY PRODUCTS AND SERVICES

We have five primary product and service areas: fitness and exercise products; household and kitchen appliances / health and beauty aids; electronics products and manufacturing; media/online marketing services; and beverages.

Fitness and Exercise Products

The Company began manufacturing fitness products in 2004. To date, we have manufactured and sold over 12 different fitness products. We manufacture all of our fitness products through our CirTran Asia subsidiary, originally via an exclusive, three-year manufacturing agreement with certain developers and their affiliates that expired by its terms during mid-2007, but which continues on a month-to-month basis. We are currently in the process of negotiating a renewal agreement with one of these developers.

In 2004, we began manufacturing the AbRoller, a type of an abdominal fitness machine, under an exclusive manufacturing agreement. From inception, we have shipped approximately $3.2 million of this product and will be shipping additional units of this product throughout 2008 and possibly thereafter.

In 2005, we entered into an exclusive manufacturing contract with Guthy - Renker Corporation ("GRC") for a new fitness machine. Later, a dispute arose concerning the terms of the contract, and we engaged in litigation against GRC which was settled subsequent to December 31, 2007. No product was produced under this contract during 2007. See Part I, Item 3, "Legal Proceedings."

In 2006, we entered into an exclusive, five-year manufacturing agreement for the CorEvolution(TM) product. The customer has committed to minimum orders, amounting to $1.2 million in revenues during the first year, $1.8 million during the second year, and $2.4 million during the third year. This product is uniquely designed to strengthen and rehabilitate the lower back and adjacent areas of human body. Since inception through the end of 2007, shipments of this product have exceeded the agreed-upon minimum orders.

In June 2007, we entered into a five-year, exclusive agreement with Full Moon Enterprises of Nevada to license a new product for the sold-on-TV market. A patent application for The Ball Blaster(TM) was filed by the inventor, who granted the Company the worldwide marketing and distribution rights to this product. We will pay a royalty to the licensor for each unit sold. During 2007, we continued our marketing efforts for this product by meeting with potential celebrity spokespersons intended to appear in related infomercials, however as of the date of this report no products have been sold.

Household and Kitchen Appliances, and Health and Beauty Aids

We began manufacturing household and kitchen appliance products in January 2005. To date, we have manufactured and sold five different household and kitchen appliance products. We manufacture the majority of our household and kitchen appliance products through our CirTran Asia operation.

In 2005, we entered into an exclusive contract to manufacture the Hot Dog Express, intended to be marketed nationally, primarily through infomercials. The contract ran through 2007, and over the life of the contract we shipped approximately $1.9 million of product. We are currently attempting to market the product through large retail channels.

In 2005, we signed an exclusive manufacturing agreement with Advanced Beauty Solutions L.L.C. ("ABS"), regarding the True Ceramic Pro(TM) ("TCP") flat iron hair product. Later in 2005, we were notified that ABS had defaulted on certain obligations to a financing company. We stopped shipping under credit, and exercised rights permitted by the agreement. Following efforts to resolve disputes, we filed a lawsuit against ABS, citing various claims, and sought damages. By then we had shipped approximately $4.7 million worth of TCP units, and were owed approximately $4.0 million. We repossessed from ABS approximately $2.3 million worth of TCP units, and have since been selling TCP units directly to ABS customers as permitted under the bankruptcy proceedings, which also required us to pay royalties to various ABS creditors (see "Legal Proceedings" for more information regarding ABS-related litigation).

Subsequently, we entered into a contract with another direct marketing company to sell TCP units internationally, along with other ancillary hair products, and have generated an additional $2.3 million in sales. During 2007, we also began a direct TV test marketing program, and by the end of 2007 were evaluating the roll-out test phase. During this test and evaluation period we decided to devote additional resources to the TV marketing program, and that TCP shipments would renew during 2008.

In 2006, we signed a three-year, exclusive agreement with Arrowhead Industries, Inc. to manufacture the Hinge Helper, a unique, do-it-yourself home utility hand tool. We produced an initial batch of 1,500 units in conjunction with an anticipated infomercial, but were disappointed at the results of media testing. We signed another four-year licensing agreement in February 2007 to market the product over the internet, through direct marketing, and through retailers; however, significant sales of this product have not yet been achieved as of the date of this report.

Also in 2006, we entered into a distribution agreement with Wines and Wines, and a contract to distribute a line of solar chargers. During 2007, we continued preliminary marketing efforts in connection with these products. However we later determined the products would not meet our earlier expectations, and further development efforts on these products were discontinued by the end of 2007.

In November 2006, we entered into an exclusive agreement with Beautiful Eyes(R), Inc. for a new "hot lashes" product to be sold via infomercials and through retailers. Through the end of 2007, we worked with the customer, developing the product and submitting samples for approval. By early 2008, the infomercial was completed, and we plan to finish media testing by mid-2008.

In February 2007, we announced completion of an infomercial featuring former heavyweight boxing champion Evander Holyfield and The Real Deal Grill(TM), an indoor/outdoor cooking appliance. Media testing took place in the fall of 2007. Sales of approximately $10,000 resulted, and certain changes were made to the infomercial. We have contracted with another media company for infomercial airings and distribution, and during early 2008 decided to make additional changes to the infomercial to determine if a roll-out was justified. We also completed retail packaging design for this product so we can present it effectively to major retailers.

Also in February 2007, we signed an agreement to manufacture and market a patent-pending, hand-held luggage handle and scale, convenient for travelers to weigh suitcases or packages. During 2007, we worked to develop a final version of the product, and by early 2008 we finished packaging design. We anticipate the product being on retailers' shelves by mid-2008.

In March 2007, we entered into a contract with Easy Life Products Corporation to manufacture and market a new beauty product involving a pencil compact and related accessories. We plan to continue working with the inventor in order to complete the final version of the product.

Electronics Products

Since 1993, we have devoted resources to our traditional electronics business and product lines. We manufacture all of our electronics products through CirTran USA, and provide some engineering services through Racore.

In 2004 we entered into a three-year agreement with Broadata Communications, Inc. ("Broadata"). Under this agreement we have been performing "turn-key" manufacturing services for Broadata, from material procurement to complete finished box-build. The agreement expired in 2007, but has continued on a month-to-month basis.

Media/Online Marketing Services

In October 2005, we opened a satellite office in Los Angeles in accordance with a planned internal expansion program. During 2006, we opened another small office in New York City. In June 2007, the executive in charge of the Los Angeles office was terminated and the office was later closed. A new office has been leased in Los Angeles to house personnel involving CirTran Asia-related product transportation, along with activities connected with our beverage business. In July 2007, we relinquished the executive office space in New York City.

In early 2007, we signed a three-year, Assignment and Exclusive Services Agreement with GMA, founded by Mr. Sovatphone Ouk, and its affiliate companies, Online Profit Academy, LLC, and Online 2 Income, LLC, including Webprostore.com and Myitseasy.com. Based in the Salt Lake area, these companies offer a wide range of services for E-commerce, including eBay sellers. We plan to work closely with the GMA companies to sell products via the internet, and to offer training, software, marketing tools, web design and support, as well as other e-commerce related services to internet entrepreneurs. Through the GMA companies, we also intend to telemarket directly to buyers of our products and services. We also signed a three-year employment agreement with Mr. Ouk to serve as Senior Vice President of our new CirTran Online subsidiary. GMA and its affiliate companies offer a range of complementary capabilities and products for E-commerce, including seminars on how to buy and sell on the World Wide Web. GMA is experienced in building E-commerce websites, and currently hosts sites for internet entrepreneurs.

Beverages

During 2007, we developed two versions of the Playboy-labeled energy drink: regular and sugar-free. Other products considered under the PlayBev agreement are flavored water beverages and related merchandise. During 2007, we also initiated a promotional marketing program, whereby contacts were made with several celebrities who helped publicize the new energy drinks. Additionally, we ran a college-town bus tour throughout the Southwest United States, and the geographic area of the Southeast Football Conference. Ads were placed in college-oriented editions of magazines, and we developed collateral materials used to support the product in the college marketplace. A focus group taste test was conducted by Alder-Weiner Research, and the results proved favorable with regards to flavor and ingredients. Approximately $205,000 in preliminary beverage sales was collected during the fall of 2007.

During the fourth quarter of 2007 and first part of 2008, the Company secured distribution contracts for the Playboy energy drink and began selling the product in New England, Florida, and California. Another promotional bus tour began in Las Vegas at the end of February 2008, and the following month continued into Florida.

INDUSTRY BACKGROUND

Contract Manufacturing. The contract manufacturing industry specializes in providing the program management, technical and administrative support and manufacturing expertise required to take products from the early design and prototype stages through volume production and distribution. The goal is to provide the customer with a quality product, delivered on time and at the lowest cost. This full range of services gives the customer an opportunity to avoid large capital investments in plant, inventory, equipment and staffing, and to concentrate instead on innovation, design and marketing. By using our contract manufacturing services, customers have the ability to improve the return on their investment with greater flexibility in responding to market demands and exploiting new market opportunities.

In previous years we identified an important trend in the manufacturing industry. We found that customers increasingly required contract manufacturers to provide complete turnkey manufacturing and material handling services, rather than working on a consignment basis where the customer supplies all materials and the contract manufacturer supplies only labor. Turnkey contracts involve design, manufacturing and engineering support, the procurement of all materials, and sophisticated in-circuit and functional testing and distribution. The manufacturing partnership between customers and contract manufacturers involves an increased use of "just-in-time" inventory management techniques that minimize the customer's investment in component inventories, personnel and related facilities, thereby reducing their costs.

New Age Beverages. The Playboy energy drink and other products we are developing are part of a growing market segment of the beverage industry known as the "new age" or alternative beverage industry. The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with "new age" beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. The alternative beverage category is the fastest growing segment of the beverage marketplace, according to Beverage Marketing Corporation. According to Beverage Marketing Corporation, wholesale sales in 2007 for the alternative beverage category of the market are estimated at $25.5 billion representing a growth rate of approximately 11.4% over the estimated wholesale sales in 2006 of approximately $22.9 billion.

As we launch our Playboy energy drink and other licensed products, we will compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our energy drink products compete with all non-alcoholic beverages; most of the competing products are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and "private label" soft drink suppliers. We believe that the leading energy drinks are Red Bull and Monster.

MARKET AND BUSINESS STRATEGY

We maintain capabilities domestically and internationally through multiple channels in product manufacturing, marketing, and distribution. More specifically, we can provide solutions in areas such as campaign management, direct-response media, retail and wholesale distribution, web-based marketing, along with print/catalog and live shopping marketing channels.

We have concentrated our focus on promoting our three operating business segments, i.e., Contract Manufacturing, Electronics Assembly, and Marketing and Media. We have currently classified operations relating to our beverage development, marketing, and distribution business within the Marketing and Media segment, but anticipate the beverage-related business becoming its own segment as it becomes more significant in relation to overall operations.

Contract Manufacturing

Based on the trends observed in the contract manufacturing industry, one of our goals is to benefit from the increased market acceptance of, and reliance upon, the use of manufacturing specialists by many OEMs, marketing firms, distributors, and national retailers. We believe the trend towards outsourcing manufacturing will continue. OEMs utilize manufacturing specialists for many reasons, including reducing the time it takes to bring new products to market, reducing the initial investment required and to access leading manufacturing technology, the ability to better focus resources in other value-added areas, and to improve inventory management and purchasing power. An important element of our strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across the electronics industry. Due to the costs inherent in supporting customer relationships, we focus our efforts on customers with which the opportunity exists to develop long-term business partnerships. Our goal is to provide our customers with total manufacturing solutions for both new and more mature products, as well as across product generations - an idea we call "Concept to Consumer."

We have hired qualified personnel to support new ventures, and in 2006 we opened a dedicated office in Bentonville, Arkansas to directly service the Wal-Mart market. As additional product lines are added, we plan to increase our marketing staff.

Electronics Assembly

Our strategy is to provide a complete range of manufacturing management and value-added services, including materials management, board design, concurrent engineering, assembly of complex printed circuit boards and other electronic assemblies, test engineering, software manufacturing, accessory packaging and post-manufacturing services. In our high-volume electronics, we believe we add value by providing turn-key solutions in design, engineering, manufacturing and supply of products to our customers.

Marketing and Media

We currently provide product marketing services to the direct response and retail markets for both proprietary and non-proprietary products. This segment provides campaign management and marketing services for both the Direct Response and Retail markets. We provide media services to support our own product marketing efforts, and will begin offering to customers marketing service in channels involving television, radio, print media, and the internet. We have identified a qualified boutique media firm to subcontract this work to in order to better focus resources, and to conserve on potential set up and staffing costs.

We feel that our beverage business, currently classified in the Marketing and Media segment, could have a substantial impact on our business moving forward. The New Age Beverage industry is still on the move. According to Beverage Digest, caffeinated energy drinks have become the fastest-growing sector of the $93 billion domestic beverage industry. Sales of energy drinks grew 700 percent over the past five years, and continue to grow at an annual rate of 72 percent, according to beverage industry consultants. This industry is growing due to current attention to new brands, non-coffee drinkers, and people interested in health and fitness. By directing products to specific groups such as extreme sports enthusiasts, energy drinks target consumers made up primarily of male teenagers and young people in the 20's age bracket.

SUPPLIERS, SUBCONTRACTORS, AND RAW MATERIALS

Our sources of components for our electronics assembly business are either manufacturers or distributors of electronic components. These components include passive components, such as resistors, capacitors and diodes, and active components, such as integrated circuits and semi-conductors. Our suppliers include Texas Instruments, Fairchild, Harris and Motorola. Distributors from whom we obtain materials include Avnet, Future Electronics, Digi-key and Force Electronics. Although from time to time we have experienced shortages of various components used in our assembly and manufacturing processes, we typically hedge against such shortages by using a variety of sources and, to the extent possible, by projecting our customer's needs.

We also utilize subcontractors, particularly in China, to manufacture products that we choose not to produce ourselves in the U.S. due to expertise or economic issues. This strategy has proved effective and allows us to earn better profit margins. In addition, we have arrangements with co-packing bottling companies, along with can manufacturers to provide us with products for energy drink beverage distribution.

RESEARCH AND DEVELOPMENT

During 2007 and 2006, we spent approximately $179,000 and $271,000, respectively, on research and development of new products and services. The costs of that research and development were billed to specific customers. In addition, our wholly-owned subsidiary, Racore, spent approximately $60,000 and $45,000 during each of those respective years developing technologies intended to eventually be used in new products sold through other CirTran subsidiaries. We will continue to provide Racore's technical expertise to develop and enhance our product line when, and if future demand may arise.

We possess advanced design and engineering capabilities with experienced professional staff at both our Salt Lake City and ShenZhen offices for electrical, software, mechanical and industrial design. This provides our customers a total solution for original design, re-design and final design of products.

SALES AND MARKETING

The Company continues to pursue product development and business development professionals with concentrated efforts on the direct response, product and retail distribution businesses, as well as sales executives for the electronics manufacturing division. In 2006, we opened our office in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. The office is managed by an employee who is responsible for developing and managing an ongoing relationship with Wal-Mart / Sam's Club stores.

It is our intention to continue pursuing sales representative relationships as well as internal salaried sales executives. In 2006, the Company opened a dedicated satellite sales/engineering office in Los Angeles to headquarter all business development activities companywide. Among other things, we use that office to produce infomercials for the direct marketing industry, and for product marketing campaigns. From the Los Angeles office we also provide product marketing, production, media funding, and merchandising services to the direct response and entertainment industries.

We are working aggressively to market existing products through current sales channels. We will also seek to add new conduits to deliver products and services directly to end users, as well as motivate our distributors, partners, and other third party sales mechanisms. We continue to simplify and improve the sales, order, and delivery process. We are also pursuing strategic relationships with retail distribution firms to engage with us in a reciprocal relationship where they would act as our retail distribution arm and we would act as their manufacturing arm with both parties giving the other priority and first opportunity to work on the other's products.

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

During a typical contract manufacturing sales process, a customer provides us with specifications for the product it wants, and we develop a bid price for manufacturing a minimum quantity that includes manufacture engineering, parts, labor, testing, and shipping. If the bid is accepted, the customer is required to purchase the minimum quantity and additional product is sold through purchase orders issued under the original contract. Special engineering services are provided at either an hourly rate or at a fixed contract price for a specified task.

In 2007, 54 percent of our net sales were derived from pre-existing customers, whereas during 2006, 64 percent of our net sales were derived from customers that were also customers during the previous year. In 2007, 46 percent of our sales were derived from new business, with the majority of those sales stemming from sales to PlayBev, revenue derived via the GMA contract, and sales of the CorEvolution product. In 2007, our largest pre-existing customer, Dynojet, accounted for about 14 percent of our net sales. Our second largest customer in 2007 was Worldwide Excellence, which also accounted for approximately 14 percent of net sales. Sales of the CorEvolution product, along with beverage marketing and development services billed to PlayBev by CirTran Beverage, accounted for 13 and 12 percent, respectively, of total net sales in 2007. Throughout 2008, we anticipate these sources to continue providing the majority of our net sales.

Our expansion into China manufacturing has allowed us to increase our sales, manufacturing capacity and output with minimal capital investment required. By using various subcontractors among which are Zhejiang Cuiori Electrical Appliances Co., Ltd., which manufactures the Real Deal Grill, and Wuyi Leisure Products, which manufactures the CorEvolution and AbRoller, we leverage our upfront payments for inventories and tooling to control costs and receive benefits from economics of scale in Asian manufacturing facilities. These expenses can be upwards of $100,000 per product. The Company will, depending on the contract, prepay some factories anywhere from 10 percent to 50 percent of the purchase orders for materials. In exchange for theses financial commitments, the Company receives dedicated manufacturing responsiveness and eliminates the costly expense associated with capitalizing completely proprietary facilities.

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. As of March 28, 2008, our backlog was approximately $2,350,000. The Company also has contracts that require minimum quantity purchase orders over periods terminating between 2009 and 2011; if the full minimum quantity orders are purchased under these current agreements, they would generate approximately $20,000,000 in revenues to the Company. The majority of these blanket quantities orders are contracts from Williams WorldWide Television and CorEvolution. Each contract contains a buy-out clause that varies, depending on the product and amounts of product agreed upon. However, revenue under these contracts are never recognized until ordered products have been shipped. There is no assurance that the parties to these agreements will meet their obligations for the minimum quantity or any level of purchases required under their respective agreements.

Our efforts to enter high-volume manufacturing in the electronics, consumer products and general merchandise industries affected our sales and backlog. In March 2005, the Company received ISO9001:2000 certification from the International Organization for Standardization. Participation in this program is voluntary, although many countries and customers require adherence to the ISO standards. The ISO 9001:2000 designation indicates that the enterprise has established and applies a set standard of policies on quality and manufacturing.

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

Broadata Agreement

In 2004, we entered into a stock purchase agreement with Broadata Communications, Inc., a California corporation ("Broadata") under which we purchased 400,000 shares of Broadata Series B Preferred Stock (the "Broadata Preferred Shares") for an aggregate purchase price of $300,000. The Broadata Preferred Shares are convertible, at our option, into an equivalent number of shares of Broadata common stock, subject to adjustment. The Broadata Preferred Shares are not redeemable by Broadata. As a holder of the Broadata Preferred Shares, we have the right to vote the number of shares of Broadata common stock into which the Broadata Preferred Shares are convertible at the time of the vote. Separate from the acquisition of the Broadata Preferred Shares, we also entered into a Preferred Manufacturing Agreement with Broadata. Under this agreement, we manufacture Broadata's product at an agreed-upon price per component, thus providing "turn-key" manufacturing services from material procurement to complete finished box-build of all of Broadata's products. The initial term of the agreement was for three years, and following the end of this initial term, both parties agreed to continue the relationship on a month-to-month basis.

Evolve Agreement

In 2006, we entered into an Exclusive Manufacturing and Supply Agreement (the "Evolve Agreement") with Evolve Projects, LLC ("Evolve"), an Ohio-based limited liability company.

The term of the Evolve Agreement (the "Term") is for five years from execution, and may be continued on a month-to-month basis thereafter. The Evolve Agreement relates to the manufacturing and production of the CorEvolution. Under the Evolve Agreement, Evolve committed to minimum orders of at least 20,000 units during the first year, 30,000 units during the second year, and 40,000 units during the third year. During both the first and second year, Evolve ordered units in excess of their committed minimum amounts. There is no minimum order commitment during years four and five. During the Term, Evolve agreed to purchase all of its requirements for the Product on an exclusive basis from us.

The CorEvolution is designed to strengthen and rehabilitate the lower back and adjacent areas of the body. Under the terms of the Evolve Agreement, Evolve owns all right, title, and interest in and to the product, and markets the CorEvolution under its own trademarks, service marks, symbols or trade names.

PlayBev Agreement

In May 2007, we entered into an exclusive, three-year manufacturing, marketing, and distribution agreement (the "PlayBev Agreement") with PlayBev, a related party. In August 2007, we extended the agreement's term to ten years. PlayBev is the licensee under a product licensing agreement with Playboy. The PlayBev Agreement allows us to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels. Under the terms of this agreement, we are to provide the initial development and promotional services to PlayBev and are required to pay a royalty to PlayBev on our product sales and manufacturing costs once licensed product distribution commences.

PlayBev has no operations, so under the terms of the PlayBev Agreement, the Company was appointed the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. As a result, we have assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. The royalty payable to PlayBev is an amount equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverages. These services are billed to PlayBev and recorded as an account receivable from PlayBev. The Company agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services; PlayBev will repay the receivable out of the royalties payable to PlayBev by the Company under the PlayBev Agreement. On March 19, 2008, the Company and PlayBev agreed to increase the maximum amount of the receivable from $1,000,000 to $3,000,000, and to begin charging interest at a rate of 7 percent per annum on the unpaid balance.

COMPETITION

The electronic manufacturing services industry is large and diverse and is serviced by many companies, including several that have achieved significant market share. Because of our market's size and diversity, we do not typically compete for contracts with a discreet group of competitors. We compete with different companies depending on the type of service or geographic area. Certain of our competitors have greater manufacturing, financial, research and development and marketing resources. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally.

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

The beverage industry is highly competitive. Our energy drinks compete with others in the marketplace in terms of pricing, packaging, development of new products and flavors and marketing campaigns. These products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.

We believe that factors affecting our ability to compete successfully in the beverage industry include taste and flavor of products, strong recognition of the Playboy brand and related branded product advertising, industry and consumer promotions, attractive and different packaging, and pricing. We also compete for distributors; most of our distributors also sell products manufactured by our competitors and we will compete for the attention of these distributors to endeavor to sell our products ahead of those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. These and other competitive pressures in the energy beverage category could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse affect on our business and results.

We compete not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers and include products such as Hansen's energy, Diet Red, Monster Energy, Lost Energy, Joker Mad Energy, Ace Energy, Unbound Energy, Rumba energy juice, Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, 180, Extreme Energy Shot, Red Devil, Rip It, NOS, Boo Koo, Vitaminenergy, and many other brands. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

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

EMPLOYEES

As of April 9, 2008, we employed a total staff of 113 persons in the United States and seven in China. In our Salt Lake headquarters, we employed 108 persons: five in administrative positions, five in engineering and design, 93 in clerical and manufacturing, two in sales, and three in project management. In our Los Angeles sales office, we employed three persons: two in administration and sales, and one clerical assistant. In our Bentonville sales office, we employed two persons: one in administration and sales, and one clerical assistant. In our ShenZhen, China office, we employed two persons in administration and five in engineering. We believe that our relationship with our employees is good.

RECENT DEVELOPMENTS

In February 2008, we signed an exclusive, three-year agreement with Shaka Shoes, Inc. ("Shaka"), of Kailua Kona, Hawaii, to manufacture and distribute Shaka Gear(TM) shoes and accessories. The agreement gives us the exclusive right to manufacture globally, and distribute in the United States. We will pay Shaka a royalty based on sales volume as determined under the terms of the agreement. The agreement also contains provisions for us to provide Shaka with marketing services and media (primarily infomercial) placements.

In February 2008, we extended the maturity dates and registration filing dates in connection with three debenture agreements involving two of our convertible debentures issued in 2005 to YA Global Investments, LP ("YA Global," formerly known as Cornell Capital Partners, LP), and Highgate House Funds, LTD ("Highgate"). The maturity dates for both debentures were extended to August 31, 2008. YA Global also agreed to extend the deadline for registering the resale of shares of common stock issuable upon conversion of its debentures until January 1, 2009, and similarly agreed to extend the registration deadline in connection with another debenture we issued in 2006.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933 that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in "Risk Factors" below, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-KSB may be identified by words such as "believes," "anticipates," "expects," "intends," "may," "would," "will" and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this Report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

RISK FACTORS

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely. Shareholders should carefully consider the risks described below in conjunction with the other information in this report on Form 10-KSB and the information incorporated by reference in this report, including our consolidated financial statements and related notes.

Risks Related to Our Operations

We have a history of operating losses which could have a material adverse impact on our ability to continue operations.

Our net loss for the year ended December 31, 2007, was $7,232,524, which included a gain on forgiveness of debt of $67,637, compared to a net loss for the year ending December 31, 2006 totaling $2,854,369, which was partially offset by a gain on forgiveness of debt in the amount of $6,930. Our ability to operate profitably depends on our ability to increase our sales and achieve sufficient gross profit margins for sustained growth. We can give no assurance that we will be able to increase our sales sufficiently to enable us to operate profitably, which would have a material adverse impact on our business. Our ability to obtain funding has had a material effect on our operations. Additionally, there is no guarantee that the fluctuations in the volume of our sales will stabilize or that we will be able to continue to increase our revenues to exceed our expenses.

Our current liabilities exceeded our current assets, which raises doubts that we may continue as a going concern.

At December 31, 2007, our current liabilities exceeded our current assets by $5,986,817, compared to a deficit of $4,863,641 at December 31, 2006. For the years ended December 31, 2007 and 2006, we had negative cash flows from operations of $4,260,618 and $1,729,901, respectively. There can be no guarantee that our current assets will ever exceed our current liabilities. As such, and in light of our recent history, there remains a doubt we will be able to meet our obligations as they come due and will be able to execute our long-term business plans. If we are unable to meet our obligations as they come due or are unable to execute our long-term business plans, we may be forced to curtail our operations, sell part or all of our assets, or seek protection under bankruptcy laws.

The "going concern" paragraph in the report of our independent registered public accounting firm for the years ended December 31, 2007 and 2006 raises doubts about our ability to continue as a going concern.

The independent registered public accounting firm's report for our financial statements for the years ended December 31, 2007 and 2006 include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This may have an adverse effect on our ability to obtain financing for our operations and to further develop and market our products.

Our volume of sales has fluctuated significantly over the last four years, and there is no guarantee that we will be able to increase sales. These fluctuations in sales volume could have a material adverse impact on our ability to operate our business profitably.

Our sales volume increased in the year of 2007 as compared to 2006. Our sales volumes for the previous four years have changed as indicated by the following levels of net sales for the periods indicated: $8,862,715 for the year ended December 31, 2004; $12,992,512 for the year ended December 31, 2005; and $8,739,208 for the year ended December 31, 2006. For the year ended December 31, 2007 our sales increased to $12,399,793, or by 42 percent from the year ended December 31, 2006. There is no guarantee that the fluctuations in the volume of our sales will stabilize or that we will be able to continue to increase our sales volume.

We are involved in legal proceedings that may give rise to liabilities, and which increase our costs of doing business and could impair our ability to continue as a going concern.

We are involved in legal proceedings which involve lawsuits filed against us. As discussed in "Legal Proceedings," we are currently attempting to negotiate with these claimants to settle claims against the Company, although in some cases, we have not yet reached final settlements. There can be no assurance that we will be successful in those negotiations or that, if successful, we will be able to service any payment obligations which may result from such settlements.

There is a risk, therefore, that the existence and extent of these liabilities could adversely affect our business, operations and financial condition. The liabilities and claims could also result in a reduction in our revenues to the extent that claims relate to specific products or licenses. As a result, we may be forced to curtail our operations, sell part or all of our assets, or seek protection under bankruptcy laws. Additionally, there is a risk that our vendors could expand their collection efforts against us. If they undertake significant collection efforts, and if we are unable to negotiate settlements or satisfy our obligations, we could be forced into bankruptcy.

Our assets are encumbered by security interests granted to certain holders of our convertible debt; if we fail to meet our obligations under the terms of the instruments creating those security interests, those debt holders may take control of our assets and our business.

In connection with the sale of our convertible debt, we granted a security interest in all of our assets to secure our payment obligations under those securities. If we are unable to meet these obligations, the holders of those securities could execute on the security interest and seize control of our assets.

We are dependent on the continued services of our president and other officers, and the untimely death or disability of Iehab Hawatmeh could have a serious adverse effect upon our Company.

We view the continued services of our president, Iehab Hawatmeh, and our other officers as critical to our success. Though we have an employment agreement with Mr. Hawatmeh, and a key-man life insurance policy for Mr. Hawatmeh, the untimely death or disability of Mr. Hawatmeh could have a serious adverse affect on our operations.

Our international business activities generally subject us to risks that could adversely affect our business.

For the year ended December 31, 2007, sales of products manufactured in the United States accounted for 39 percent of our total net sales, and sales of products manufactured in China accounted for 41 percent of our total net sales. Because of the increasing portion of our products that is manufactured outside the United States, and more particularly, at facilities in close proximity to our CirTran-Asia production facilities in ShenZhen, China, our business is increasingly subject to the risks inherent in doing business internationally. Our international business activities could be affected, limited, or disrupted by a variety of factors, including:

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

         o    Fluctuations in the value of foreign currencies and the U.S.
              dollar;

         o    Taxation in multiple jurisdictions; and/or;

         o    Political instability, war or terrorism.

All of these factors could adversely affect future sales of our products to international customers or future production outside of the United States of our products, and have a material adverse effect on our business, results of operations and financial condition.

We may continue to expand our operations in international markets. Our failure to effectively manage our international operations could harm our business.

Entering new international markets may require significant management attention and expenditures and could adversely affect our operating margins and earnings. To date, we have only recently begun to penetrate international markets. To the extent that we are unable to expand our foreign business ventures in these and other markets, our growth in international markets would be limited, and our business could be harmed.

Risks Associated with Operations in the People's Republic of China ("China" or the "PRC")

The Company's business will be affected by PRC government regulation and the country's economic environment because a significant portion of our products will be produced inChina.

It is anticipated that our products manufactured in China will continue to represent a significant portion of sales in the near future. As a result of our reliance on the China markets, our operating results and financial performance could be affected by any adverse changes in economic, political and social conditions in China.

Economic, political, social and other factors in China may adversely affect our ability to achieve our business objectives of increasing our manufacturing and sourcing activities in China.

Our ability to achieve our business objectives in China may be adversely affected by economic, political, social and religious factors, changes in Chinese law or regulations and the status of China's relations with other countries. In addition, the economy of China may differ favorably or unfavorably from the U.S. economy in such respects as the growth rate of its gross domestic product, the rate of inflation, capital reinvestment, resource self-sufficiency and balance of payments position. The Chinese economy differs from the economies of most developed countries in many respects, including:

         o    the amount of governmental involvement;

         o    the level of development;

         o    the growth rate;

         o    the control of foreign exchange; and

         o    the allocation of resources.

These differences may adversely affect our ability to manufacture and source products and materials at favorable costs and to otherwise conduct our subsidiary's business or contract with business and trading partners with operations primarily in China. Also, while the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on our business as a foreign entity operating a business or businesses in China. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us or our Chinese subsidiary.

The Chinese government's control over the national economy and economic growth in China could adversely affect our business.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditures by the public which in turn could reduce demand for goods and services.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth and the level of investments and expenditures in China, including in those related to healthcare, which in turn could lead to a reduction in demand for our products and consequently have a materially adverse effect on our business.

Because the Chinese judiciary, which is relatively inexperienced in enforcing corporate and commercial law, will determine the scope and enforcement under Chinese law of our agreements in China, we may be unable to enforce our rights under those agreements inside and outside of China.

Chinese law will govern some or all of our agreements with Chinese trade or business partners, some of which may be with Chinese governmental agencies. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available under those agreements outside of the

People's Republic of China. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our existing or future agreements may have a material adverse impact on our operations.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow generated in China effectively.

Our subsidiary's business is subject to the PRC's rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange
(SAFE) regulates the conversion of Renminbi into foreign currencies. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for "Foreign Exchange Registration Certificates for FIEs." FIEs holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts, including a "basic account" and "capital account." Currency translation within the scope of the "basic account," such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the "capital account" including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of Chinese currency. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

Foreign investment policy changes may affect the profitability of our Chinese operations.

On March 16, 2007, China's parliament, the National People's Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets a unified income tax rate for domestic and foreign companies at 25 percent and abolishes the favorable policy for foreign invested enterprises. Under this new law, newly established foreign invested enterprises will not enjoy favorable tax treatment as previously in effect. Our China subsidiary will be subject to the new tax rate, which may adversely affect our results of operations.

Failure to comply with the US Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

Since we are a domestic corporation required to file reports under the Exchange Act, we are subject to the US Foreign Corrupt Practices Act ("FCPA"), which generally prohibits US companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-US companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. We are also required to maintain financial controls that will adequately disclose any payments that might violate the FCPA. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

A percentage of our revenue is generated from our electronics assembly and manufacturing services. Of this amount our three largest customers generate approximately 41 percent of the total revenue. Our customers include electronics, telecommunications, networking, automotive, gaming, exercise equipment, and medical device OEMs that contract with us for the manufacture of specified quantities of products at a particular price and during a relatively short period of time. As a result, the mix and number of our customers varies significantly from time to time. Responding to the fluctuations and variations in the mix and number of our customers can cause significant time delays in the operation of our business and the realization of revenues from our customers. These delays could have a material adverse impact on our business, resulting from, among other things, the costs associated from shifting operations to respond to different orders.

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

The energy or New Age beverage industry is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our new beverage business is substantially dependent upon developing awareness and market acceptance of our products and brands by our target market. In addition, our business depends on acceptance by our distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. Although our affiliate has a license agreement until 2012 for use of the Playboy brand in the beverage market, it may be too early in the product life cycle of our brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

Competition from traditional non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our intended markets, as well as prevent us from expanding into other markets.

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than ours. Some of these competitors may exert pressure on independent distributors not to carry competitive New Age beverage brands such as ours. We also compete with regional beverage producers and "private label" soft drink suppliers. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. There can be no assurance that we will be able to grow our volumes or be able to maintain our selling prices in existing markets or as we enter new markets.

The New Age beverage industry is characterized by rapid changes in consumer preferences and public perception; our ability to continue developing new products to satisfy our consumers' changing preferences will determine our long-term success.

Our current market distribution and penetration is limited with respect to the population as a whole; it is too early for us to determine whether our brand will achieve initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. Based on industry information, we believe that, in general, New Age beverage brands and products may be successfully marketed for five to nine years after the product is introduced in a geographic distribution area before consumers' taste preferences change. In light of the limited life of New Age beverage brands and products, a failure to introduce new brands, products or product extensions into the marketplace as current ones mature could prevent us from achieving long-term profitability. In addition, customer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

We could be exposed to product liability claims for personal injury or possibly death.

Although we have product liability insurance in amounts we believe are adequate, there can be no assurance that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse effect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products. Additionally, we may be required from time to time to recall products entirely or from specific co-packers, markets or batches. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

Our beverage business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our beverages, including the contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time; we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements could have a material adverse effect on our financial condition and results of operations.

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the chemical content or perceived adverse health consequences of certain of our products. These types of requirements, if they become applicable to one or more of our major products under current or future environmental or health laws or regulations, may inhibit sales of such products. In California, a law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. This law recognizes no generally applicable quantitative thresholds below which a warning is not required. If a component found in one of our products is added to the list, or if the increasing sensitivity of detection methodology that may become available under this law and related regulations as they currently exist, or as they may be amended, results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could affect our sales.

Risks Related to our Securities

Holders of CirTran common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of common stock in connection with our outstanding convertible debt securities.

The following table summarizes the number of shares of our common stock that would be issuable upon conversion of our outstanding convertible debt securities at December 31, 2007, assuming that the full principal amount of those securities (excluding any interest accrued) was converted into shares of our common stock, irrespective of the availability of registered shares and any conversion limitations contained in the underlying debt instruments, and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts:


------------------- -------------------------------- -------------------------------- ------------------------------
                         Shares issuable upon             Shares issuable upon          Total shares issuable in
                        conversion of $970,136          conversion of $3,000,000       connection with conversion
   Hypothetical           principal amount of              principal amount of           of aggregate principal
    conversion         Convertible Debenture by       Convertible Debentures by YA        amount of Convertible
      Price           Highgate House Funds, Ltd.         Global Investment, L.P.               Debentures
------------------- -------------------------------- -------------------------------- ------------------------------
      $0.005                 194,027,200                      600,000,000                      794,027,200
------------------- -------------------------------- -------------------------------- ------------------------------

      $0.010                  97,013,600                      300,000,000                      397,013,600
------------------- -------------------------------- -------------------------------- ------------------------------

      $0.020                  48,506,800                      150,000,000                      198,506,800
------------------- -------------------------------- -------------------------------- ------------------------------

      $0.030                  32,337,867                      100,000,000                      132,337,867
------------------- -------------------------------- -------------------------------- ------------------------------

      $0.040                  24,253,400                       75,000,000                       99,253,400
------------------- -------------------------------- -------------------------------- ------------------------------

      $0.050                  19,402,720                       60,000,000                       79,402,720
------------------- -------------------------------- -------------------------------- ------------------------------

      $0.100                   9,701,360                       30,000,000                       39,701,360
------------------- -------------------------------- -------------------------------- ------------------------------

Given the formula for calculating the shares to be issued in connection with conversions of these securities, there effectively is no limitation on the number of shares of common stock which may be issued in connection with their conversion, except for the number of shares registered under related registration statements. As such, holders of our common stock will experience substantial dilution of their interests to the extent that the debentures are converted.

Our issuances of shares in connection with conversions of the Convertible Debentures likely will result in overall dilution to market value and relative voting power of previously issued common stock, which could result in substantial dilution to the value of shares held by shareholders prior to sales under this prospectus.

The issuance of common stock in connection with conversions of our debt securities by the holders thereof may result in substantial dilution to the equity interests of our shareholders. Specifically, the issuance of a significant amount of additional common stock will result in a decrease of the relative voting control of our common stock issued and outstanding prior to the issuance of common stock in connection with conversions of the convertible debt securities. Furthermore, public resale of our common stock by the debt holders following the issuance of common stock in connection with conversions of those securities likely will depress the prevailing market price of our common stock. Even prior to the time of actual conversions and public resale, the market "overhang" resulting from the mere existence of our obligation to honor such conversions or exercises could depress the market price of our common stock, which could make it more difficult for existing investors to sell their shares of our common stock, and could reduce the amount they would receive on such sales.

Existing shareholders likely will experience increased dilution with decreases in market value of common stock in relation to our issuances of shares in connection with the convertible debt instruments, which could have a material adverse impact on the value of their shares.

The formulas for determining the number of shares of common stock to be issued in connection with conversions of the Convertible Debentures are based, in part, on the market price of the common stock. With respect to the Highgate Convertible Debentures, the conversion price is equal to the lower of $0.10 per share or the lowest closing bid price of our common stock over the twenty trading days after the conversion notice is tendered by us to Highgate. With respect to the YA Global Convertible Debentures, the conversion price is equal to the lowest closing bid price of our common stock over the twenty trading days after the conversion notice is tendered by us to YA Global. As a result, the lower the market price of our common stock at and around the time we issue shares upon conversion of the Convertible Debentures, the more shares of our common stock Highgate or YA Global, as the case may be, will receive. Any increase in the number of shares of our common stock issued upon conversion of principal or interest on the Convertible Debentures as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraphs.

There is an increased potential for short sales of our common stock due to the sale of shares issued in connection with the conversion of the Convertible Debentures, which could materially affect the market price of our stock.

Downward pressure on the market price of our common stock that likely will result from sales by the debenture holders of shares of our common stock issued in connection with conversions of the Convertible Debentures could encourage short sales of common stock by the debenture holders or others. A "short sale" is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe that the price of the stock will fall, and anticipate selling at a price higher than the price at which they will buy the stock. Significant amounts of such short selling could place further downward pressure on the market price of our common stock, which could make it more difficult for existing shareholders to sell their shares.

The restrictions on the number of shares issued upon conversion of our debt securities may have little if any effect on the adverse impact of our issuance of shares in connection with the conversion of such debt securities, and as such, the debenture holders may sell a large number of shares, resulting in substantial dilution to the value of shares held by our existing shareholders.

The debenture holders are prohibited, except in certain circumstances, from converting amounts of the Convertible Debentures to the extent that the issuance of shares would cause either of them to beneficially own more than 4.99 percent of our then outstanding common stock. These restrictions, however, do not prevent the debenture holders from selling shares of common stock received in connection with a conversion, and then receiving additional shares of common stock in connection with a subsequent conversion. In this way, either of these investors could sell more than 4.99 percent of the outstanding common stock in a relatively short time frame while never holding more than 4.99 percent at one time. As a result, other shareholders could experience substantial dilution in the value of their shares of our common stock.

The trading market for our common stock is limited, and investors who purchase our shares in the market may have difficulty selling their shares.

The public trading market for our common stock is limited. Beginning July 2002, our common stock was listed on the OTC Bulletin Board. Nevertheless, an established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock therefore may have difficulty selling their shares should they desire to do so.

It may be more difficult for us to raise funds in subsequent stock offerings as a result of the potential for sales of our common stock issued to the debenture holders in connection with a conversion of the Convertible Debentures.

The potential for substantial dilution to the holdings and interest of current and new shareholders and the adverse effect of sales of the shares issued upon conversion of the debentures on the market price of our stock could make it more difficult for us to raise additional capital through subsequent offerings of our debt or equity securities, which could have a material adverse effect on our operations.

The price of our common stock is volatile.

In recent years, the stock market in general, and the OTC Bulletin Board in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of operating results. Investors in our common stock should be aware that they may not be able to resell our shares at or above the price paid for them due to the fluctuations in the market.

There may be additional unknown risks which could have a negative effect on us and our business.

The risks and uncertainties described in this section are not the only ones facing our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the foregoing risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

Where You Can Get Additional Information

Federal securities laws require us to file information with the Securities and Exchange Commission ("SEC") concerning our business and operations. Accordingly, we file annual, quarterly, and special reports, and other information with the SEC. You can inspect and copy this information at the public reference facility maintained by the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You can get additional information about the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (http://www.sec.gov) at which you can read or download our reports and other information.

Our internet addresses are www.cirtran.com and www.racore.com. Information on our websites is not incorporated by reference herein. We make available free of charge through our corporate website, www.cirtran.com, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

                        ITEM 2. DESCRIPTION OF PROPERTY

On May 4, 2007, we entered into a ten-year lease agreement for our existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah. Monthly payments are $17,083, adjusted annually in accordance with the Consumer Price Index. The workspace includes 10,000 square feet of office space to support administration, sales, and engineering staff. The 30,000 square feet of manufacturing space includes a secured inventory area, shipping and receiving areas, and manufacturing and assembly space.

Our facilities in Shenzhen, China, constitute a sales and business office. We have no manufacturing facilities in China. Our office in Shenzhen is approximately 1,060 square feet. Under the terms of our lease on the space, the monthly payment is 12,783 China Yuan Renminbi, which was the equivalent of $1,813 on March 25, 2008. The term of the lease is for two years, running from May 28, 2007.

In November 2007, we began occupying approximately 1,260 square feet of commercial space in the Century City district of Los Angeles. The three-year lease calls for payments of $3,525 per month.

In November 2006, we signed a two-year lease on a 1,150 square-foot facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. This lease calls for payments of $1,470 per month, expires in November 2008, and will most likely be renewed.

We believe that the facilities and equipment described above are generally in good condition, are well maintained, and are generally suitable and adequate for our current and projected operating needs.

                           ITEM 3. LEGAL PROCEEDINGS

CirTran Asia, et al. v. International Edge, et al., Civil No. 2:05 CV 413BSJ, U.S. District Court, District of Utah. On May 11, 2005, CirTran Asia, UKing System Industry Co., Ltd. (a subsidiary of our CirTran Asia subsidiary), and Charles Ho filed suit against International Edge, Inc., Michael Casey Enterprises, Inc., Michael Casey, David Hayek, and HIPMG, Inc., for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, and fraud in relation to certain licensing issues relating to the Ab King Pro. The defendants counterclaimed, alleging breach of contract, fraud, defamation and related claims. The plaintiffs filed their reply to the counterclaim, disputing all of the allegations and claims. As of the date of this report, we have settled all claims with International Edge. CirTran Asia also a obtained summary judgment on the counterclaims filed by Michael Casey Enterprises, Inc. and filed a motion for summary judgment on the issue of liability against Michael Casey Enterprises, Inc., which motion is currently pending. We intend to vigorously pursue the remaining claims against the other defendants in this action.

CirTran Corporation vs. Advanced Beauty Solutions, LLC, and Jason Dodo, Civil No. 060900332, Third Judicial District Court, Salt Lake County, State of Utah. On January 9, 2006, we brought suit against Advanced Beauty Solutions ("ABS") and Jason Dodo, asserting claims related to exclusive manufacturing agreements with ABS, including breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relations, fraud, unjust enrichment.

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

Pursuant to the settlement of ABS's bankruptcy proceedings and the Asset Purchase Agreement, we have an allowed claim against the ABS's estate in the amount of $2,350,000, of which $750,000 is to be credited to the purchase of substantially all of ABS's assets. Under the settlement, we may participate as a general unsecured creditor of ABS's estate in the amount of $1,600,000 on a pari passu basis with the $2,100,000 general unsecured claim of certain insiders of ABS and subject to the prior payment of certain secured, priority, and non-insider claims in the amount of approximately $1,507,011.

Under the Asset Purchase Agreement, we agreed to purchase substantially all of ABS's assets in exchange for:

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

Under the Asset Purchase Agreement, the Royalty Obligation is capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the two-year anniversary of the closing of the purchase, then, within 30 days of such anniversary, the Company has agreed to pay ABS an amount equal to $435,000 less the royalty payments made to date. As part of the settlement, the Company also agreed to exchange general releases with, among others, ABS, Jason Dodo (the manager of ABS), ICG, and MFC. The settlement also resolved a related dispute with ICG in which ICG assigned to the Company $65,000 of its secured claim against ABS.

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

         d) Following payments as set forth in (a), (b), and (c) above, the Royalty Obligation payments will be shared pro rata among the Insider Noteholders (with a total allowed aggregate claim of $2,100,000), and us (with a general unsecured claim in the amount of $1,600,000), until paid in full.

The total claims against ABS's estate that must be paid before we begin to share in the Royalty Obligation payments is $435,000.

In a subsequent pleading, Mr. Dodo and ABS alleged that we had breached the settlement agreement. That claim has been settled.

CirTran v. Guthy-Renker Corporation and Ben Van De Bunt, Civil No. 20060980298, Third Judicial District Court, Salt Lake County, State of Utah. In May 2006, we filed suit against Guthy-Renker Corporation and one of its officers, claiming breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, misrepresentation, and punitive damages. On March 25, 2008, we settled the matter, and Guthy paid us $300,000 under the settlement agreement to resolve all claims.

West Direct, Inc., v. CirTran Corporation, Doc. 1080 No. 826, In the District Court of Douglas County, Nebraska. On or about March 11, 2008, plaintiff West Direct, Inc. instituted this action, alleging the existence, and our violation, of a certain Services Agreement under which plaintiff was to supply certain services for compensation. We deny any obligation to the plaintiff and intend to vigorously oppose the plaintiff's claim of approximately $22,000.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2007.


                                     PART II

    ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
                 BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. In May 2007, we effected a 1.2-for-1 forward split in the issued and outstanding common stock. Prices below reflect retroactively the forward split.

Calendar Quarter Ended                   High Bid               Low Bid
----------------------                   --------               -------
  December 31, 2007                       $0.026                $0.006
  September 30, 2007                      $0.012                $0.006
  June 30, 2007                           $0.019                $0.009
  March 31, 2007                          $0.017                $0.011
  December 31, 2006                       $0.023                $0.014
  September 30, 2006                      $0.028                $0.017
  June 30, 2006                           $0.045                $0.024
  March 31, 2006                          $0.055                $0.030

As of April 11, 2008, we had approximately 3,200 shareholders.

We have not declared any dividends on our common stock since our inception, and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Equity Compensation Plan Information

The following table sets forth information about the our equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under the 2006 Stock Plan at April 11, 2008.

------------------------------ ------------------------------ ------------------------- ----------------------------
                                                                                        Number of securities
                               Number of securities to be     Weighted-average          remaining available for
                               issued upon exercise of        exercise price of         future issuance under
                               outstanding options,           outstanding options,      equity compensation
Plan Category                  warrants, and rights           warrants, and rights      plans
------------------------------ ------------------------------ ------------------------- ----------------------------
Equity compensation plans
approved by shareholders                 None                          None                        None
------------------------------ ------------------------------ ------------------------- ----------------------------
Equity compensation plans
not approved by shareholders            46,800,000                     $0.013                    3,200,000
------------------------------ ------------------------------ ------------------------- ----------------------------
   Total                                46,800,000                     $0.013                    3,200,000
------------------------------ ------------------------------ ------------------------- ----------------------------

Recent Sales of Unregistered Securities

The following sales of securities occurred during 2007.

During 2007, we issued 264,518,952 shares of common stock to Highgate upon conversion of $1,979,864 of convertible debt and accrued interest at an aggregate conversion rate of $0.007 per share. On each conversion date, the conversion rate was the lower of $0.10 per share, or 100 percent of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

In October and November 2007, we sold an aggregate of 29,000,000 shares of common stock to Haya Enterprises, LLC in a private placement for total proceeds of $230,000.

We used the proceeds from these private placements for general corporate purposes and working capital.

In each of the above transactions, the securities were issued to accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act; the certificates for such securities contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

In our U.S. operations, we provide a mix of high and medium size volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing and post-manufacturing services. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing. We also market an energy drink under the Playboy brand pursuant to a license agreement with Playboy Enterprises, Inc.

We conduct business through our subsidiaries and divisions: CirTran USA, CirTran Asia, CirTran Products, CirTran Media Group, CirTran Online, and CirTran Beverage.

CirTran USA accounted for 25 percent and 29 percent of our total revenues during 2007 and 2006, respectively, generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Such sales were 34 and 32 percent of our total revenues during 2007 and 2006, respectively.

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. These sales comprised 1 percent and 23 percent of total sales for, respectively, the years ended December 31, 2007 and 2006.

CirTran Media provides end-to-end services to the direct response and entertainment industries. During 2007 and 2006, this subsidiary's revenues were 6 percent and 16 percent of total sales, respectively.

CirTran Online sells products via the internet, and provides services and support to internet retailers. In conjunction with partner GMA, revenues from this division were 20 percent of total revenues in 2007.

In May 2007, we organized CirTran Beverage to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise. We also entered into an agreement with PlayBev, a related party who holds the Playboy license. We provide development and promotional services to PlayBev, and pay a royalty based on our product sales and manufacturing costs. Services billed to PlayBev in 2007 under this arrangement accounted for 12 percent of total sales. We also sold a limited amount of energy drink beverages during 2007, which amounted to 2 percent of total sales.

RESULTS OF OPERATIONS - COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006

Sales and Cost of Sales

Net sales increased 42 percent to $12,399,793 for the year ended December 31, 2007, as compared to $8,739,208 for the year ended December 31, 2006. The increase is primarily attributable to revenue provided by the new CirTran Online and CirTran Beverage subsidiaries, which were created in 2007. Revenues from services billed within those two divisions aggregated $4,175,208 during 2007. In addition, we had higher sales attributable to increased shipments of the CoreEvolution exercise product, which is primarily why CirTran Asia sales for during 2007 were higher by $1,406,775, or 50 percent, as compared to 2006.

These sales increases were offset by sales decreases in CirTran Products, which experienced a decline in sales of $1,937,597, or 96 percent, during 2007 as compared to 2006. The reason for the decline was mainly attributable to the loss of TCP flat iron sales at the beginning of 2007. We decided to change the U.S. domestic distribution channel in early 2007, and begin marketing TCP units ourselves with our own infomercial. Accordingly, TCP orders virtually ceased during 2007, and that was the reason for the decrease in CirTran Products shipments. Subsequent to the year-end, we finished our infomercial development and performed media tests; we expect that TCP shipments will begin again by mid-2008.

Cost of sales, as a percentage of sales, increased to 74 percent from 62 percent for the year ended December 31, 2007, as compared to the prior year. Consequently, the gross profit margin decreased to 26 percent from 38 percent, respectively, for the same time period. The decrease in gross profit margin was attributable to the significant shift in the sales mix of products and services experienced during 2007 as compared to 2006. One of the primary reasons for the difference was the arrangement we have with GMA. Pursuant to our Assignment and Exclusive Services Agreement, we recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. This management fee is included in our cost of revenue. Another reason the gross margin decreased was due to the nature of our manufacturing and distribution agreement with PlayBev. CirTran Beverage invoices PlayBev for beverage development and marketing services on what amounts to five percent markup basis. However, we anticipate that gross profit margins for CirTran Beverage will increase during 2008, as we begin distributing more of the Playboy energy drink beverages.

The following charts present (i) comparisons of sales, cost of sales and gross profits generated by our three operating segments, i.e., Contract Manufacturing, Electronics Assembly, and Marketing and Media during 2007 and 2006; and (ii) comparisons during these two years for each segment between sales generated by pre-existing customers and sales generated by new customers.

     Segment    Year        Sales        Cost of Sales       Gross Loss/Margin
--------------------------------------------------------------------------------
Contract        2007     $  4,334,868    $  2,996,062           $  1,338,806
Manufacturing
                2006        4,865,689       3,563,118              1,302,571

Electronics     2007        3,089,303       2,435,183                654,120
Assembly
                2006        2,513,363       1,826,624                686,739

Marketing/      2007        4,975,622       3,741,270              1,234,352
Media
                2006        1,360,156               -              1,360,156


                                             Sales to
                            Total           pre-existing         Sales to new
     Segment    Year        sales             customers            customers
--------------------------------------------------------------------------------
Contract        2007     $  4,334,868    $  2,784,267           $  1,550,601
Manufacturing
                2006        4,865,689       3,130,057              1,735,632

Electronics     2007        3,089,303       3,053,662                 35,641
Assembly
                2006        2,513,363       2,447,081                 66,282

Marketing/      2007        4,975,622         800,414              4,175,208
Media
                2006        1,360,156               -              1,360,156

Selling, General and Administrative Expenses

During the year ended December 31, 2007, selling, general and administrative expenses increased by 27 percent as compared to the same period for the year ended December 31, 2006. Primary reasons for the increase included higher amortization costs of intellectual property acquired during the latter part of 2006. We also incurred severance costs associated with the termination of an executive in 2007. Higher occupancy costs related to our selling, and then leasing back our building during 2007 also contributed to the increase in 2007. Finally, we experienced approximately 42 percent higher compensation expense in relation to an increased number of employees hired during the last part of 2006 and during 2007 to accommodate anticipated sales growth and expansion.

Non-cash compensation expense

Compensation expense in connection with granting options to employees and outside attorneys to purchase common stock increased by 605 percent for the year ended December 31, 2007 as compared to the prior year. The increase resulted from the difference in the number of options granted to employees during 2007 as compared to 2006. During 2007, employees and outside attorneys were granted options to purchase 59,200,000 shares of common stock, compared to options for 5,500,000 shares of common stock granted during 2006.

Other income and expense

Interest expense for 2007 was $2,650,047 as compared to $3,032,229 for 2006, a decrease of 13 percent. The decrease related primarily due to elimination of the mortgage on our building in connection with our selling and leasing back the property. We experienced a $1,168,623 gain during 2007 related to terminating our contract with DTG. We also recorded a $1,076,629 loss on our derivative valuation for the year ended December 31, 2007, as compared to a gain of $2,838,094 derived during the year ended December 31, 2006. The differences resulted from the varying valuations calculated during the respective periods, taking into account differing debt levels of the underlying convertible debentures along with the different market values of our common stock.

As a result of the above factors, our overall net loss increased 153 percent to $7,232,524 for the year ended December 31, 2007, as compared to $2,854,369 for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $29,414,203 at December 31, 2007, and $22,181,679 at December 31, 2006. Our net loss for the year ended December 31, 2007 was $7,232,524, compared to $2,854,369 for the year ended December 31, 2006. Our current liabilities exceeded our current assets by $5,986,817 as of December 31, 2007, and $4,863,641 as of December 31, 2006. The primary reasons for the difference were due to a combination of increase in accounts receivable offset by increases in accounts payable and other accrued current liabilities. For the years ended December 31, 2007 and 2006, we experienced negative cash flows from operating activities of $4,260,618 and $1,729,901, respectively.

Cash

The amount of cash used in operating activities during the year ended December 31, 2007 increased by $2,530,717, or 146 percent as compared to the year ended December 31, 2006. Most of the difference stemmed from the difference in net losses for the two years, including the effects of various non-cash elements of gain and loss such as depreciation and amortization, the gain on the termination of the DTC agreement, the cost of granting employee options, and the loss relating to change in derivative valuations on the convertible debentures and related warrants. Aside from these factors, operating cash flows were primarily affected by amounts spent for the development and initial marketing efforts related to the Playboy-licensed energy drink, and then billed to PlayBev.

Accounts Receivable

During 2007, we continued our efforts in improving collections on trade accounts receivable, and monitoring individual customer accounts. This was the main reason trade accounts receivable at December 31, 2007 declined as compared to the balances reflected at December 31, 2006.

The lower 2007 level of trade accounts receivable was more than offset by the amount due from PlayBev. During 2007, we agreed to provide services to PlayBev for initial development, marketing, and promotion of the energy drink. We bill these services to PlayBev and record the amount as an account receivable. We anticipate that PlayBev will repay the receivable by netting out of a portion of the royalties we have agreed to pay PlayBev out of anticipated beverage distribution sales.

Accounts payable and accrued liabilities

Year-end accounts payable, other accrued liabilities, and distributions payable at December 31, 2007 increased by $2,101,351 when compared to corresponding year-end amounts at December 31, 2006. Accounts payable were higher due to activity related to PlayBev-related services performed during the last part of 2007. Distributions payable were also owed to a member of our Board of Directors relating to our assigning him a portion of our membership interest in After Bev Group LLC. Accrued liabilities were higher at the end of 2007 due primarily to the amount of deferred gain recorded resulting from the sale and subsequent leaseback of our building, as well as amounts of interest continuing to accrued on the convertible debentures.

Liquidity and financing arrangements

We have a history of substantial losses from operations, and of using rather than providing cash in operations. We had an accumulated deficit of $29,414,203, along with a total stockholders' deficit of $1,272,779 at December 31, 2007. In addition, during 2007 and 2006, we have used, rather than provided, cash in our operations. As of December 31, 2007, our monthly operating costs and interest expense averaged approximately $638,000 per month.

In conjunction with our efforts to improve our results of operations we are also actively seeking infusions of capital from investors, and are seeking sources to repay our existing convertible debentures. In our current financial condition, it is unlikely that we will be able to obtain additional debt financing. Even if we did acquire additional debt, we would be required to devote additional cash flow to servicing the debt and securing the debt with assets. Accordingly, we are looking to obtain equity financing to meet our anticipated capital needs. There can be no assurances that we will be successful in obtaining such capital. If we issue additional shares for debt and/or equity, this will dilute the value of our common stock and existing shareholders' positions.

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

Convertible Debentures

Highgate House Funds, Ltd. - In May 2005, we entered into an agreement with Highgate to issue a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of our assets. Highgate has agreed to extend the maturity date of the Debenture to August 31, 2008.

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2007 was $165,437.

At any time, Highgate may elect to convert principal amounts owing on the Debenture into shares of our common stock at a conversion price equal to the lesser of $0.10 per share or an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion of the entire Debenture outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon.

Highgate's right to convert principal amounts of the Debenture into shares of our common stock is limited as follows:

         (i) Highgate may convert up to $250,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the market price of our stock is $0.10 per share or less at the time of conversion;

         (ii) Highgate may convert up to $500,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the price of our stock is greater than $0.10 per share at the time of conversion; provided, however, that Highgate may convert in excess of the foregoing amounts if we and Highgate mutually agree; and

         (iii) Upon the occurrence of an event of default, Highgate may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon, or may convert the Debentures and accrued interest thereon into shares of our common stock.

Except in the event of default, Highgate may not convert the Debenture for a number of shares that would result in Highgate owning more than 4.99 percent of our outstanding common stock.

We also granted Highgate registration rights related to the shares of our common stock issuable upon the conversion of the Debenture.

We determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which was the remaining face value of the debenture. The fair value of the derivative liability stemming from the debenture's conversion feature as of December 31, 2007 was $594,671.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds were used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock.

YA Global December Debenture - In December 2005, we entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008 and has a security interest in all our assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to August 31, 2008.

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of our common stock at a conversion price equal to an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at December 31, 2007 was $150,411.

YA Global's right to convert principal amounts of the December Debenture into shares of our common stock is limited as follows:

         (i) YA Global may convert up to $250,000 worth of the principal amount plus accrued interest of the December Debenture in any consecutive 30-day period when the market price our stock is $0.10 per share or less at the time of conversion;

         (ii) YA Global may convert up to $500,000 worth of the principal amount plus accrued interest of the December Debenture in any consecutive 30-day period when the price of our stock is greater than $0.10 per share at the time of conversion; provided, however, that YA Global may convert in excess of the foregoing amounts if we and YA Global mutually agree; and

         (iii) Upon the occurrence of an event of default, YA Global may, in its sole discretion, accelerate full repayment of the debenture outstanding and accrued interest thereon or may convert the December Debenture and accrued interest thereon into shares of our common stock.

Except in the event of default, YA Global may not convert the December Debenture for a number of shares that would result in YA Global owning more than 4.99 percent of our outstanding common stock.

The YA Global Debenture was issued with 10,000,000 warrants with an exercise price of $0.09 per share that vest immediately and have a three-year life.

We also granted YA Global registration rights related to the shares of our common stock issuable upon the conversion of the December Debenture and the exercise of the warrants.

We determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. As of December 31, 2007 the carrying value of the December Debenture was $1,161,188. The carrying value will be accreted over the life of the December Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of December 31, 2007 was $919,465.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of December 31, 2007, YA Global had not converted any of the December Debenture into shares of our common stock.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2007 was $101,918.

YA Global is entitled to convert, at its option, all or part of the principal amount owing under the August Debenture into shares of our common stock at a conversion price equal 100 percent of the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date.

YA Global's right to convert principal amounts owing under the August Debenture into shares of our common stock is limited as follows:

         (i) YA Global may convert up to $500,000 worth of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of our stock is $0.03 per share or less at the time of conversion;

         (ii) YA Global may convert any amount of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of our stock is greater than $0.03 per share at the time of conversion; and

         (iii) Upon the occurrence of an Event of Default (as defined in the August Debenture), YA Global may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may, notwithstanding any limitations contained in the August Debenture and/or the Purchase Agreement, convert all debentures outstanding and accrued interest thereon in to shares of our common stock pursuant to the August Debenture.

Except in the event of default, YA Global may not convert the August Debenture for a number of shares of common stock that would cause the aggregate number of shares of Common Stock beneficially owned by Cornell and its affiliates to exceed 4.99 percent of the outstanding shares of the common stock following such conversion.

In connection with the August Purchase Agreement, we also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants have an exercise price of $0.06 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred.

In connection with the issuance of the August Debenture, we also granted YA Global registration rights related to the common stock issuable upon conversion of the August Debenture and the exercise of the Warrants.

We determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of December 31, 2007 the carrying value of the August Debenture was $852,024. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of December 31, 2007 was $1,020,810.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

As of December 31, 2007, YA Global had not converted any of the August Debenture into shares of our common stock.

RELATED PARTY TRANSACTIONS

Play Beverages, LLC

During 2006, Playboy entered into a licensing agreement with PlayBev, then an unrelated Delaware limited liability company, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and related "Rabbit Head" logo symbol. In May 2007, PlayBev entered into an exclusive agreement with us to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world.

In an effort to finance the initial development and marketing of the new drink, we and other investors formed AfterBev, a California limited liability company and partially-owned, consolidated subsidiary of the Company. We contributed our expertise in exchange for an initial 84 percent membership interest in AfterBev. The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. We borrowed an additional $250,000 from an individual, and AfterBev contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions. We recorded this $750,000 amount as an investment in PlayBev accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted to us, PlayBev agreed to appoint our president and one of our directors to two of PlayBev's three executive management positions. In addition, during 2007, these two affiliates personally purchased membership interests from other PlayBev members which aggregated 11.1 percent. Despite the combined 62.1 percent interest owned by these affiliates and the Company, and the resultant ability to partially influence PlayBev, the operating agreement for PlayBev requires that various major operating and organizational decisions be agreed to by members owning at least 75 percent of the membership interests. The other members of PlayBev are not affiliated with us. Accordingly, while PlayBev is a related party, we cannot unilaterally control significant operating decisions of PlayBev, and have not accounted for PlayBev's operations as if it was a consolidated subsidiary.

PlayBev has no operations; therefore, under the terms of the exclusive manufacturing and distribution agreement we were appointed the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, we assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. We also agreed to pay PlayBev a royalty equal to our gross profits from collected beverage sales, less 20 percent of our related cost of goods sold, and 6 percent of our collected gross sales. During 2007, we incurred $93,104 in royalty expenses due to PlayBev at December 31, 2007.

We also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are to be billed to PlayBev and recorded as an account receivable from PlayBev. We agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services, to be repaid by PlayBev out of the royalties due PlayBev from our distribution sales as described in the preceding paragraph. Amounts billed to PlayBev for marketing and development services amounted to $1,532,071 during 2007, and were included in revenues for our marketing and media segment. After netting this amount due from PlayBev with amounts due to PlayBev for royalties, the amount owed to us was $1,438,967 at December 31, 2007.

On March 19, 2008, we agreed to increase the receivable maximum under our agreement with PlayBev from $1,000,000 to $3,000,000, and to begin charging interest at a rate of 7 percent per annum.

AfterBev Group, LLC

Following AfterBev's organization in May 2007, we entered into consulting agreements with two individuals, one of whom had loaned us $250,000 when we invested in PlayBev, and the other is a Company director. The agreements provided that we assign to each of these individuals approximately one-third of the Company's share in future AfterBev cash distributions, in exchange for their assistance in the initial AfterBev organization and planning, along with their continued assistance in subsequent beverage development and distribution activities. The agreements also provided that if and when we sell a portion of our membership interest in AfterBev, these individuals would each be owed their proportional assigned share distributions in the proceeds of such a sales. The actual payment of the distributions depended on the use of the sale proceeds. If we use the proceeds to help finance beverage development and marketing activities, the payment of distributions is to be deferred, pending collections from customers once beverage product sales eventually commenced. Otherwise, the proportional assigned share distributions are due to the two individuals.

Throughout 2007, as energy drink development and marketing activities progressed, we raised additional funds by selling portions of our membership interest in AfterBev to other investors, some of whom were our stockholders and affiliates. In some cases, we sold a portion of our membership interest, including voting rights. In other cases, we sold merely a portion of our share of future AfterBev profits and losses. By December 31, 2007, we had raised a total of $3,663,000 from such sales; we also owed one investor $75,000 for returning a portion of an interest. We retained a 14 percent interest in AfterBev's profits and losses, but also retained 52 percent of all voting rights in AfterBev. We recorded the receipt of these net funds as $1,015,710 in increases to our existing minority interest in AfterBev, and $2,572,290 in amounts owing as distributable proceeds payable to the two individuals with assigned interests of our original share of AfterBev.

Distributable proceeds owed to one of these individuals was a net $950,000 during 2007. During 2007, we also repaid $200,000 of the $250,000 he advanced to us when we acquired our membership interest in PlayBev. In December 2007, we agreed to convert the $50,000 still owing, plus the remaining distributable proceeds payable, into a two-year $1,000,000 unsecured, non-interest bearing promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of our remaining share of AfterBev's profits and losses in exchange for an 11 percent membership interest in AfterBev. We recorded the note in our financial statements net of $193,548 in imputed interest at the Company's incremental borrowing rate of 12 percent, calculated over the life of the note.

Global Marketing Alliance

We entered into an agreement with GMA and certain of its affiliates, and hired GMA's owner as the Vice President of our subsidiary CirTran Online. Under the terms of the agreement, we outsource to GMA the online marketing and sales activities associated with our CirTran Online products. In return, we provide bookkeeping and management consulting services to GMA, and pay GMA a fee equal to five percent of CirTran Online's net sales. In addition, GMA assigned to us all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and we also assumed the related contractual performance obligations. We recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs.

Transactions involving Officers, Directors, and Stockholders

Don L. Buehner was appointed to our Board of Directors as of October 1, 2007. For services to be rendered in 2008, we granted Mr. Buehner an option during 2007 to purchase 2,400,000 shares of our common stock. Prior to his appointment as a director, Mr. Buehner bought the building housing our principal executive offices in Salt Lake City in a sale/leaseback transaction. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. We pay Mr. Buehner a monthly lease payment of $17,083, which is subject to annual adjustments in relation to the Consumer Price Index. We believe that the amount charged and payable to Mr. Buehner under the lease is reasonable and in line with local market conditions.

In February 2007, we appointed Fadi Nora to our Board of Directors. For services rendered in 2007 and to be rendered in 2008, we granted Mr. Nora options during 2007 to purchase a total of 4,800,000 shares of common stock. In addition, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by us directly through his efforts. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by us that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is our introduction to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither we nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. During 2007, Mr. Nora received $345,750 in compensation associated with sales of portions of our interest in AfterBev.

In May 2007, we also entered into a consulting agreement with Mr. Nora, whereby we assigned to him approximately one-third of our share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as we sold a portion of our membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora totaled $1,192,290 during 2007, of which $445,000 was paid leaving $747,290 owing at December 31, 2007. Prior to his appointment with us, Mr. Nora was also an investor in the Company.

In May 2007, we issued a 10 percent promissory note to a family member of our president in exchange for $300,000. The note is due on demand after one year. During 2007, along with interest we repaid principal of $61,109.

During 2007, our president advanced us $30,000; this obligation was repaid prior to December 31, 2007.

In June 2006, we received from a stockholder an interest-free demand loan in the amount of $110,837, which was recorded as a note payable. In August 2006, the loan was repaid.

At December 31, 2005, we owed $95,806 on an interest-free demand loan, to one of our stockholders. During 2006, we repaid the outstanding balance of the note.

Transactions involving Abacas Ventures, Inc.

Two trusts, the Saliba Living Trust and the Saliba Private Annuity Trust (collectively, the "Saliba Trusts"), were investors in Circuit Technology, our predecessor entity. The trustees of the trusts are Tom and Betty Saliba, and Tom Saliba, respectively. (Tom Saliba is the nephew of the grandfather of Trevor Saliba, one of our former directors.) In July 2000, we merged with Circuit Technology. Through that merger, the Saliba Trusts became our shareholders. The Saliba Trusts were also two of the shareholders of an entity named Abacas Ventures, Inc. ("Abacas"). At the time of the 2000 merger, we were in default on several of our obligations, including an obligation to Imperial Bank. The Saliba Trusts, through Abacas, purchased the bank's claim against us to protect their investment. Subsequently, Abacas continued to settle our debts in order to improve their position, and to take advantage of certain discounts that our creditors offered in order to settle creditor claims. On two occasions, the Abacas shareholders agreed to convert outstanding debt owed by us to Abacas into shares of our common stock (discussed below). Abacas continued to work with us to settle claims by creditors, and to provide us with funding.

In 2002, we entered into an agreement with Abacas under which we issued an aggregate of 19,987,853 shares of common stock to four of Abacas's shareholders in exchange for cancellation by Abacas of $1,499,090 in senior debt owed by us to our the creditors. The shares were issued with an exchange price of $0.075 per share, for an aggregate amount of $1,500,000. We also entered into another agreement with Abacas in which we issued an aggregate of 30,000,000 shares of common stock to four of Abacas's shareholders in exchange for cancellation by Abacas of an aggregate amount of $1,500,000 in senior debt owed to our creditors. The shares were issued with an exchange price of $0.05 per share, for an aggregate amount of $1,500,000.

During 2002, we also entered into a bridge loan agreement with Abacas. This agreement allowed us to request funds from Abacas to finance the build-up of inventory relating to specific sales. The loan charged interest of 24 percent and was payable on demand. There were no required monthly payments. During the years ended December 31, 2004 and 2003, we received draws of $3,128,281 and $350,000, respectively, and made cash payments of $3,025,149 and $875,000, respectively.

During 2004, Abacas completed negotiations with several of our vendors whereby Abacas purchased various past-due amounts for goods and services, as well as notes payable. The total of these obligations was $1,263,713.

The total principal amount owed to Abacas pursuant to the note payable and the bridge loan was $1,530,587 and $163,742 as of December 31, 2004 and 2003, respectively. The total accrued interest owed to Abacas in relation to these agreements was $430,828 and $230,484 as of December 31, 2004 and 2003, respectively, and was included in accrued liabilities at the time.

In 2005, the shareholders of Abacas agreed to cancel $2,050,000 of principal and accrued interest in return for our issuing 51,250,000 shares of our restricted common stock to Abacas shareholders. Subsequently we have borrowed no further amounts or issued any more shares of common stock.

As of December 31, 2001, our president, Iehab Hawatmeh had loaned us a total of $1,390,125. The loans were demand loans, bore interest at 10 percent per annum and were unsecured. Effective January 14, 2002, we entered into four substantially identical agreements with existing shareholders pursuant to which we issued an aggregate of 43,321,186 shares of restricted common stock at a price of $0.075 per share for $500,000 in cash and the cancellation of $2,749,090 principal amount of our debt. Two of these agreements were with the Saliba Trusts. The Saliba Trusts are also principals of Abacas Ventures, Inc., which entity purchased our line of credit in May 2000 (see above). Pursuant to the Saliba agreements, the Saliba Trusts were issued a total of 26,654,520 shares of common stock in exchange for $500,000 cash and the cancellation of $1,499,090 of debt. We used the $500,000 cash from the sale of the shares for working capital. As a result of this transaction, the percentage of our common stock owned by the Saliba Trusts increased from approximately 7 percent to approximately 18 percent. Mr. Trevor Saliba, one of our former directors and officers, is a passive beneficiary of the Saliba Private Annuity Trust. Pursuant to the other two agreements made in January 2002, we issued an aggregate of 16,666,666 shares of restricted common stock at a price of $0.075 per share in exchange for the cancellation of $1,250,000 of notes payable by two shareholders, Mr. Iehab Hawatmeh and Mr. Rajai Hawatmeh, his cousin. Of these shares, 15,333,333 were issued to Iehab Hawatmeh in exchange for the cancellation of $1,150,000 in debt.

CRITICAL ACCOUNTING ESTIMATES

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

We have also recorded revenue using a "Bill and Hold" method of revenue recognition. The SEC in Staff Accounting Bulletin No. 104 imposes several requirements to be met in order to recognize revenue prior to shipment of product.

The SEC's criteria are the following:

         i.   The risks of ownership must have passed to the buyer;

         ii. The customer must have made a fixed commitment to purchase the goods, preferably in written documentation;

         iii. The buyer, not the seller, must request that the transaction be on a bill and hold basis. The buyer must have a substantial business purpose for ordering the goods on a bill and hold basis;

         iv. There must be a fixed schedule for delivery of the goods. The date for delivery must be reasonable and must be consistent with the buyer's business purpose (e.g., storage periods are customary in the industry);

         v. The seller must not have retained any specific performance obligations such that the earning process is not complete;

         vi. The ordered goods must have been segregated from the seller's inventory and not be subject to being used to fill other orders; and

         vii. The equipment (product) must be complete and ready for shipment.

In effect, we secure a contractual agreement from the customer to purchase a specific quantity of goods, and the goods are produced and segregated from our inventory. Shipment of the product is scheduled for release over a specified period of time. The result is that we maintain the customer's inventory, on site, until all releases have been issued.

Agency fees were recognized when they were earned. This occurred only after the talent, represented by us, received payment for the services from the buyer. The buyer remitted funds to a trust checking account after all payroll tax liabilities had been deducted from the gross amount due the talent. The talent was paid the net amount, less our commission (which is approximately 10 percent of the gross amount due the talent), from the trust account. The remainder of funds in the trust account, typically 10 percent, was then distributed us and recognized as revenue.

We signed an Assignment and Exclusive Services Agreement with GMA, a related party, whereby revenues and all associated performance obligations under GMA's web-hosting and training contracts were assigned to us. Accordingly, this revenue is recognized in our financial statements when it is collected, along with our revenue of CirTran Online Corporation.

We sold our Salt Lake City, Utah building in a sale/leaseback transaction, and reported the gain on the sale as deferred revenue to be recognized over the term of lease pursuant to Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases.

We have entered into a Manufacturing, Marketing and Distribution Agreement with PlayBev, a related party, whereby we are the vendor of record in providing initial development, promotional, marketing, and distribution services marketing and distribution services. Accordingly, all amounts billed to PlayBev in connection with the development and marketing of its new energy drink have been included in revenue.

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2007, we do not consider any of our long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $422,376 and $213,420 for the years ended December 31, 2007 and 2006, respectively.

Financial Instruments with Derivative Features - We do not hold or issue derivative instruments for trading purposes. However, we have financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value, and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments are remeasured each quarter.

Registration Payment Arrangements - On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-19-2, Accounting for Registration Payment Arrangements ("EITF 00-19-2"). Under EITF 00-19-2, and SFAS No. 5, Accounting for Contingencies, a registration payment arrangement is an arrangement where (a) we have agreed to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or
(b) we will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if we fail to meet those requirements. When we issue an instrument coupled with these registration payment requirements, we estimate the amount of consideration likely to be paid under the agreement, and offset such amount against the proceeds of the instrument issued. The estimate is then reevaluated at the end of each reporting period, and any changes recognized as a registration penalty in the results of operations. We have instruments that contain registration payment arrangements. The effect of implementing this EITF has not had a material effect on the financial statements because we consider the probability of payment under the terms of the agreements to be remote.

Stock-Based Compensation - Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") for our stock-based compensation plans. We previously accounted for our plans under the recognition and measurement principles of Accounting Standards No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for our stock-based options granted under our compensation plans, since the intrinsic value of the options was zero. The pro forma effects on net income and earnings per share for the options and awards granted under the plans were instead disclosed in a note to the consolidated financial statements. Under SFAS 123(R), all stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service period, which is typically through the date the options vest.

We adopted SFAS 123(R) using the modified prospective method. Under this method, compensation cost would've been recognized over the remaining service periods for the unvested portion of all stock-based options and awards granted prior to January 1, 2006 that remained outstanding, based on the grant-date fair value measured under the original provisions of SFAS 123 for pro forma and disclosure purposes. However, no such options were outstanding as of January 1, 2006. There were 5.5 million options granted from the 2004 Stock Plan during 2006 that resulted in $65,616 in compensation cost which would have previously been presented in a pro forma disclosure, as discussed above.

We utilized the Black-Scholes model for calculating the fair value pro forma disclosures under SFAS 123, and will continue to use this model, which is an acceptable valuation approach under SFAS 123(R).

                          ITEM 7. FINANCIAL STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

None.

                        ITEM 8A. CONTROLS AND PROCEDURES
See Item 8A(T)

                      ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as they related to our financial statements for the three months ended December 31, 2007.

During similar evaluations with respect to earlier periods in 2007, our evaluations identified deficiencies that existed in the design or operation of our internal control over financial reporting that we and our independent registered public accounting firm considered to be "material weaknesses." A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial information will not be prevented or detected. The deficiencies previously identified in our internal control over financial reporting related primarily to the failure to properly measure and disclose equity and debt transactions. The deficiencies were detected in the evaluation process and the transactions were appropriately recorded and disclosed in this Form 10-KSB. Based on these matters, our Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures during previous periods in 2007 were not effective. Those deficiencies were disclosed to our Board of Directors.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2007, we took steps to improve our internal controls over financial reporting by hiring additional accounting staff in order to remedy the aforementioned deficiencies, and have determined the material weakness was remediated at December 31, 2007. Our management and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Limitations on Effectiveness of Controls

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

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

                           ITEM 8B. OTHER INFORMATION

The Company has previously reported all information required to be disclosed under this Item 8B during the fourth quarter of 2007 in a report on Form 8-K.


                                    PART III


      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

The Company hereby incorporates into and makes a part of this report by reference the information set forth in the Company's definitive proxy statement relating to the Company's 2008 Annual Meeting of Shareholders (the "Proxy Statement") under the "Directors and Corporate Governance."

Executive Officers

The information relating to the executive officers of the Company set forth in the Proxy Statement under the caption "Management" is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Code of Conduct

The information relating to the Company's Code of Conduct is set forth in the Proxy Statement under the caption "Corporate Governance" is incorporated herein by reference.

Corporate Governance

The information relating to the Company's corporate governance set forth in the Proxy Statement under the caption "Corporate Governance" is incorporated herein by reference.

                        ITEM 10. EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                           RELATED STOCKHOLDER MATTERS

The information set forth in the Proxy Statement under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                                  INDEPENDENCE

The information relating to this Item 12 is set forth in the Proxy Statement under the caption "Certain Transactions with Management and Others" and is incorporated herein by this reference.

                               ITEM 13. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.       Document
-----------       --------

3.1 Articles of Incorporation (previously filed as Exhibit No. 2 to our Current Report on Form 8-K, filed with the Commission on July 17, 2000, and incorporated herein by reference).

3.2 Bylaws (previously filed as Exhibit No. 3 to our Current Report on Form 8-K, filed with the Commission on July 17, 2000, and incorporated herein by reference).

10.1 Securities Purchase Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 3, 2005, and incorporated herein by reference).

10.2 Form of 5 percent Convertible Debenture, due December 31, 2007, issued by CirTran Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 3, 2005, and incorporated herein by reference).

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

10.6 Settlement Agreement and Mutual Release between CirTran Corporation and Howard Salamon d/b/a/ Salamon Brothers, dated as of February 10, 2006

10.7 Settlement Agreement by and among Sunborne XII, LLC, CirTran Corporation, and others named therein, dated as of January 26, 2006

10.8 Employment Agreement with Richard Ferrone (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on May 15, 2006, and incorporated here in by reference).

10.9 Marketing and Distribution Agree between CirTran Corporation and Harrington Business Development, Inc., dated as of October 24, 2005 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 19, 2006, and incorporated here in by reference).

10.10 Amendment to Marketing and Distribution Agree between CirTran Corporation and Harrington Business Development, Inc., dated as of March 31, 2006 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 19, 2006, and incorporated here in by reference).

10.11 Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of June 15, 2006.

10.12 Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of June 15, 2006.

10.13 Assignment and Exclusive Services Agreement, dated as of April 1, 2006, by and among Diverse Talent Group, Inc., Christopher Nassif, and Diverse Media Group Corp. (a wholly owned subsidiary of Cirtran Corporation).

10.14 Employment Agreement between Christopher Nassif and Diverse Media Group Corp., dated as of April 1, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).

10.15 Loan Agreement dated as of May 24, 2006, by and among Diverse Talent Group, Inc., Christopher Nassif, and Diverse Media Group Corp (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).

10.16 Promissory Note, dated May 24, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).

10.17 Security Agreement, dated as of May 24, 2006, by and between Diverse Talent Group, Inc., and Diverse Media Group Corp. (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).

10.18 Fraudulent Transaction Guarantee, dated as of May 24, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated here in by reference).

10.19 Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of May 24, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).

10.20 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).

10.21 Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).

10.22 Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).

10.23 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).

10.24 Asset Purchase Agreement, dated as of June 6, 2006, by and between Advanced Beauty Solutions, LLC, and CirTran Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 13, 2006, and incorporated here in by reference).

10.25 Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of June 30, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

10.26 Warrant for 20,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

10.27 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

10.28 Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

10.29 Warrant for 23,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

10.30 Marketing and Distribution Agreement, dated as of April 24, 2006, by and between Media Syndication Global, LLC, and CirTran Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 10, 2006, and incorporated here in by reference).

10.31 Lockdown Agreement by and between CirTran Corporation and Cornell Capital Partners, LP, dated as of July 20, 2006 (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A (File No. 333-128549) filed with the Commission on July 27, 2006, and incorporated herein by reference).

10.32 Lockdown Agreement by and among CirTran Corporation and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of July 20, 2006 (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A (File No. 333-128549) filed with the Commission on July 27, 2006, and incorporated herein by reference).

10.33 Talent Agreement between CirTran Corporation and Holyfield Management, Inc., dated as of March 8, 2006 (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A (File No. 333-128549) filed with the Commission on July 27, 2006, and incorporated herein by reference).

10.34 Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of August 10, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

10.35 Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of August 10, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

10.36 Amended Lock Down Agreement by and among the Company and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of November 15, 2006 (filed as an exhibit to the Company's Quarterly Report for the quarter ended September 30, 2006, filed with the Commission on November 20, 2006, and incorporated herein by reference).

10.37 Amended Lock Down Agreement by and between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006 (filed as an exhibit to the Company's Quarterly Report for the quarter ended September 30, 2006, filed with the Commission on November 20, 2006, and incorporated herein by reference).

10.38 Amendment to Debenture and Registration Rights Agreement between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006 (filed as an exhibit to the Company's Quarterly Report for the quarter ended September 30, 2006, filed with the Commission on November 20, 2006, and incorporated herein by reference).

10.39 Amendment Number 2 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference).

10.40 Amendment Number 4 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007(previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference).

10.41 Licensing and Marketing Agreement with Arrowhead Industries, Inc. dated February 13, 2007 (previously filed as an exhibit to the Company's Annual Report for the year ended December 31, 2006, filed with the Commission on April 17, 2007, and incorporated herein by reference).

10.42 Amendment to Employment Agreement for Iehab Hawatmeh, dated January 1, 2007 (previously filed as an exhibit to the Company's Annual Report for the year ended December 31, 2006, filed with the Commission on April 17, 2007, and incorporated herein by reference)

10.43 Amendment to Employment Agreement for Shaher Hawatmeh, dated January 1, 2007 (previously filed as an exhibit to the Company's Annual Report for the year ended December 31, 2006, filed with the Commission on April 17, 2007, and incorporated herein by reference)

10.44 Amendment to Employment Agreement for Trevor Siliba, dated January 1, 2007 (previously filed as an exhibit to the Company's Annual Report for the year ended December 31, 2006, filed with the Commission on April 17, 2007, and incorporated herein by reference)

10.45 Amendment to Employment Agreement for Richard Ferrone dated February 7, 2007 (previously filed as an exhibit to the Company's Annual Report for the year ended December 31, 2006, filed with the Commission on April 17, 2007, and incorporated herein by reference).

10.46 Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC, dated April 16, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on April 20, 2007, and incorporated herein by reference).

10.47 Employment Agreement for Mr. Sovatphone Ouk dated April 16, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on April 20, 2007, and incorporated herein by reference).

10.48             Triple Net Lease between CirTran Corporation and Don L.
                  Buehner, dated as of May 4, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).

10.49             Commercial Real Estate Purchase Contract between Don L.
                  Buehner and PFE Properties, L.L.C., dated as of May 4, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).

10.50 Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of May 25, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on June 1, 2007, and incorporated herein by reference).

10.51 Exclusive Manufacturing, Marketing, and Distribution Agreement, with Full Moon Enterprises, Inc. dated as of June 8, 2007, pertaining to the Ball Blaster(TM) (previously filed as an exhibit to the Company's' Quarterly Report on Form 10-QSB filed with the Commission on August 20, 2007, and incorporated herein by reference).

10.52 Amended and Restated Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of August 21, 2007 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 24, 2007, and incorporated herein by reference).

10.53 Exclusive Sales Distribution/Representative Agreement, dated as of August 23, 2007 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 24, 2007, and incorporated herein by reference).

10.54             Settlement Agreement between CirTran Corporation and Trevor M.
                  Saliba, dated as of August 15, 2007 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 24, 2007, and incorporated herein by reference).

10.55 Exclusive Manufacturing, Marketing and Distribution Agreement between CirTran Corporation and Shaka Shoes, Inc., a Hawaii corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 11, 2008, and incorporated herein by reference).

10.56 Amendment Number 3 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P. (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2008, and incorporated herein by reference).

10.57 Amendment Number 6 to Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P. (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2008, and incorporated herein by reference).

10.58 Agreement between and among CirTran Corporation, YA Global Investments, L.P., and Highgate House Funds, LTD (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2008, and incorporated herein by reference).

10.59 Promissory Note (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 5, 2008, and incorporated herein by reference).

10.60 Form of Warrant (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 5, 2008, and incorporated herein by reference).

10.61 Subscription Agreement between the Company and Haya Enterprises, LLC (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 5, 2008, and incorporated herein by reference).

21                Subsidiaries of the Registrant

31.1              Certification of President

31.2              Certification of Chief Financial Officer

32.1              Certification pursuant to 18 U.S.C. Section 1350 - President

32.2              Certification pursuant to 18 U.S.C. Section 1350 - Chief
                  Financial Officer

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under this Item 14 will be included in the Proxy Statement under the captions "Report of the Audit Committee", "Audit Fees", "Audit-Related Fees", "Tax Fees", "All Other Fees" and "Audit Committee Pre-Approval Policies and Procedures" and is incorporated herein by this reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CIRTRAN CORPORATION


Date:  April 14, 2008                   By: /s/ Iehab J. Hawatmeh, President
                                            --------------------------------
                                               (Principal Executive Officer)

Date:  April 14, 2008                   By: /s/ David Harmon
                                            ------------------------------------
                                               Chief Financial Officer
                                              (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 14, 2008
                                        Iehab J. Hawatmeh
/s/ Iehab Hawatmeh                      President, and Director
------------------

Date: April 14, 2008
                                        David Harmon
/s/ David Harmon                        Chief Financial Officer
----------------

Date: April 14, 2008
                                        Fadi Nora
/s/ Fadi Nora                           Director
-------------

Date:  April 14, 2008
                                        Don Buehner
/s/ Don Buehner                         Director
---------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon are filed as part of this Form 10-KSB:

                                                                         Page

    Report of Independent Registered Public Accounting Firm              F-2

    Consolidated Balance Sheets as of December 31, 2007 and 2006         F-3

    Consolidated Statements of Operations for the Years Ended
      December 31, 2007 and 2006                                         F-4

    Consolidated Statement of Stockholders' (Deficit) Equity for
      the Years Ended December 31, 2007 and 2006                         F-5

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2007 and 2006                                         F-6

    Notes to Consolidated Financial Statements                           F-8

                         HANSEN, BARNETT & MAXWELL, P.C.
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                              BUSINESS CONSULTANTS
                            5 Triad Center, Suite 750
                          Salt Lake City, UT 84180-1128
                              Phone: (801) 532-2200
                               Fax: (801) 532-7944
                                 www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and the Stockholders
CirTran Corporation

We have audited the accompanying consolidated balance sheets of CirTran Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                         HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 11, 2008

                   CIRTRAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


December 31,                                        2007              2006
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                   $        82,761   $       146,050
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $55,742 and $14,181, respectively                 411,899           982,096
  Receivable due from related party                 1,438,967                 -
  Inventory, net of reserve of $968,967
    and $866,354, respectively                      1,938,616         1,960,013
  Prepaid deposits                                    129,592            80,925
  Line of credit                                            -           241,744
  Other                                               329,836           213,212
--------------------------------------------------------------------------------
      Total current assets                          4,331,671         3,624,040

Investment in securities, at cost                   1,820,000           300,000
Investment in related party                           750,000                 -
Deferred offering costs, net                          102,462           296,103
Long-term receivable                                1,665,000         1,665,000
Property and equipment, net                           986,184         2,678,454
Intellectual property, net                          2,089,233         2,451,408
Other assets, net                                      19,781           114,733
--------------------------------------------------------------------------------

      Total assets                            $    11,764,331   $    11,129,738
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
  Accounts payable                            $     1,501,533   $     1,135,527
  Distribution payable                                747,290                 -
  Accrued liabilities                               1,595,704           607,649
  Deferred revenue                                    159,849           191,396
  Derivative liability                              2,896,969         3,362,626
  Convertible debenture                             2,983,348         2,746,047
  Current maturities of long-term
    debt                                              194,904           444,436
  Note payable to stockholders                        238,891                 -
--------------------------------------------------------------------------------
      Total current liabilities                    10,318,488         8,487,681
--------------------------------------------------------------------------------

Long-term debt, less current
  maturities                                        1,009,364         1,023,110
--------------------------------------------------------------------------------

      Total liabilities                            11,327,852         9,510,791

Commitments and contingencies                               -                 -
Minority interest                                   1,709,258                 -

Stockholders' (deficit) equity
  Common stock, par value $0.001;
   authorized 1,500,000,000 shares;
   issued and outstanding shares:
   1,101,261,449 and 656,170,424                    1,101,256           656,165
  Additional paid-in capital                       27,057,168        23,210,461
  Subscription receivable                             (17,000)          (66,000)
  Accumulated deficit                             (29,414,203)      (22,181,679)
--------------------------------------------------------------------------------
      Total stockholders'
        (deficit) equity                           (1,272,779)        1,618,947
--------------------------------------------------------------------------------
      Total liabilities and
        stockholders' (deficit)
        equity                                $    11,764,331   $    11,129,738
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



For the Years Ended December 31,                    2007             2006
--------------------------------------------------------------------------------

Net sales                                     $    12,399,793   $     8,739,208
Cost of sales                                      (9,172,515)       (5,389,742)
--------------------------------------------------------------------------------

      Gross profit                                  3,227,278         3,349,466
--------------------------------------------------------------------------------

Operating expenses
  Selling, general and administrative
    expenses                                        7,566,530         5,951,001
  Non-cash compensation expense                       462,648            65,629
--------------------------------------------------------------------------------
Total operating expenses                            8,029,178         6,016,630
--------------------------------------------------------------------------------

  Loss from operations                             (4,801,900)       (2,667,164)
--------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                 (2,650,047)       (3,032,229)
  Gain on settlement                                1,168,623                 -
  Gain on sale/leaseback                               59,792                 -
  Gain on forgiveness of debt                          67,637             6,930
  Gain (loss) on derivative valuation              (1,076,629)        2,838,094
--------------------------------------------------------------------------------
      Total other expense, net                     (2,430,624)         (187,205)
--------------------------------------------------------------------------------

      Net loss                                $    (7,232,524)  $    (2,854,369)
--------------------------------------------------------------------------------

Basic and diluted loss per common share       $         (0.01)  $             -
--------------------------------------------------------------------------------
Basic and diluted weighted-average
  common shares outstanding                       851,411,506       630,467,984
--------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.


                                    CIRTRAN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007


                                  Common Stock
                             -----------------------   Additional
                              Number                    paid-in    Subscription Accumulated
                             of shares      Amount      capital     receivable    deficit        Total
----------------------------------------------------------------------------------------------------------
Balances at December 31,
  2005                      583,368,569  $   583,364  $ 20,012,000  $       -  $ (19,327,310) $ 1,268,054

Shares issued for
settlement expense            4,000,000        4,000       460,187          -              -      464,187

Shares issued for
  conversion of
  debentures and
  accrued interest           37,373,283       37,372     1,973,105          -              -    2,010,477

Options granted to
  employees, consultants
  and attorneys                       -            -       104,545          -              -      104,545

Exercise of stock
  options by
  consultants and
  attorneys                   3,500,000        3,500        (3,150)         -              -          350

Exercise of stock
  options for
  employee receivable         2,605,263        2,605        63,395    (66,000)            -             -

Shares and warrants
  issued in private
  placement                  21,428,572       21,429       495,274          -              -      516,703

Exercise of stock
  options by directors
  and employees               3,894,737        3,895       105,105          -              -      109,000

Net loss                              -            -             -          -     (2,854,369)  (2,854,369)
----------------------------------------------------------------------------------------------------------

Balances at December 31,
  2006                      656,170,424      656,165    23,210,461    (66,000)   (22,181,679)   1,618,947

Settlement with former
  employee                    1,000,000        1,000         6,000     49,000              -       56,000

Shares issued for
  conversion of
  debentures and accrued
  interest                  264,518,952      264,519     3,257,632          -              -    3,522,151

Options granted to
  employees, consultants
  and attorneys                       -            -       531,647          -              -      531,647

Exercise of stock
  options by consultants
  and attorneys              10,000,000       10,000        (9,000)         -              -        1,000

Adjustment due to the
  1.2-for-1 forward
  stock split               140,572,073      140,572      (140,572)         -              -            -

Shares and warrants
  issued in private
  placement                  29,000,000       29,000       201,000          -              -      230,000

Net loss                              -            -             -          -     (7,232,524)  (7,232,524)
----------------------------------------------------------------------------------------------------------

Balances at December 31,
2007                      1,101,261,449  $ 1,101,256  $ 27,057,168  $ (17,000) $ (29,414,203) $(1,272,779)
----------------------------------------------------------------------------------------------------------



                 The accompanying notes are an integral part of these financial statements.


                      CIRTRAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Year Ended December 31,                    2007              2006
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                    $    (7,232,524)  $    (2,854,369)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                    654,864           526,428
     Accretion expense                              2,120,077         2,467,394
     Provision for (recovery of) doubtful
       accounts                                        41,561          (144,193)
     Provision for obsolete inventory                 102,614           115,058
     Gain on forgiveness of debt                      (67,637)           (6,930)
     Gain on sale - leaseback                         (59,792)                -
     Gain on settlement                            (1,168,623)                -
     Non-cash compensation expense                    462,648            65,616
     Loan costs and interest withheld from
       loan proceeds                                  193,642           161,793
     Options issued to attorneys and
       consultants for services                        70,000            59,851
     Change in valuation of derivative              1,076,629        (2,838,094)
     Settlement costs with former employees            56,000                 -
     Changes in assets and liabilities:
       Trade accounts receivable                     (910,331)          106,078
       Inventories                                    (81,216)          572,533
       Prepaid expenses and deposits                  (53,715)          142,188
       Other current assets                          (116,623)         (182,929)
       Accounts payable                               346,243           (85,018)
       Accrued liabilities                            337,112           284,638
       Deferred revenue                               (31,547)         (119,945)
--------------------------------------------------------------------------------

         Net cash used in operating activities     (4,260,618)       (1,729,901)
--------------------------------------------------------------------------------

Cash flows from investing activities
  Cash acquired with PFE acquisition                        -          (304,725)
  Intangibles purchased with cash                    (110,202)         (700,143)
  Proceeds from the sale of building                2,500,000                 -
  ABS assets acquired with cash                             -        (1,125,000)
  Amounts advanced to Diverse Talent Group,
    Inc.                                              (59,633)         (241,744)
  Investment in Play Beverages, LLC                  (500,000)                -
  Purchase of property and equipment                 (117,085)                -
--------------------------------------------------------------------------------

         Net cash provided by (used in)
           investing activities                     1,713,080        (2,371,612)
--------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from notes payable to stockholders         200,000           855,000
  Payments on notes payable to stockholder                  -        (1,033,300)
  Proceeds from notes payable to related party        300,000                 -
  Payments on notes payable to related party         (261,109)                -
  Proceeds from convertible debentures                      -         1,500,000
  Proceeds from stock issued in private
    placement                                         230,000         1,500,000
  Principal payments on long-term debt             (1,272,642)          (17,453)
  Capital contribution by initial members of
    AfterBev                                          500,000                 -
  Proceeds from sale of portion of interest
    in AfterBev                                     3,663,000                 -
  Payments of AfterBev distributions to
    assignees                                        (875,000)                -
  Exercise of options issued to attorneys
    and consultants for services                            -            15,451
--------------------------------------------------------------------------------

         Net cash provided by financing
         activities                                 2,484,249         2,819,698
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents             (63,289)       (1,281,815)

Cash and cash equivalents at beginning of
  year                                                146,050         1,427,865
--------------------------------------------------------------------------------

Cash and cash equivalents at end of year      $        82,761   $       146,050
--------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                    CIRTRAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



For the Year Ended December 31,                    2007               2006
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow
  information:
    Cash paid during the period for interest  $        85,803   $        17,785

Noncash investing and financing activities:
Common stock issued in connection with the
  1.2-for-1 forward split                     $       140,572   $             -
Additional investment in Play Beverages, LLC          250,000                 -
Convert amount due to minority interest holder
  into a note payable                                 806,452                 -
Issuance of stock and options for settlement
  of litigation                                             -           464,187
Reclassification accounts receivable to
  notes receivable from ABS settlement                      -         1,665,000
Stock options exercised for settlement of
  accrued interest and accrued compensation                 -            54,000
Stock issued in payment of notes payable
  and accrued interest                              1,979,864         2,010,477
ABS assets acquired in exchange for
  guaranteed payment and reduction of claim                 -         1,185,000
Options exercised for stock through
  subscription receivable                                   -            66,000
Warrants issued with derivative liability
  feature                                                   -           983,297
Options granted and exercised in partial
  settlement of payable                                     -            18,974
Debt and warrants issued with embedded
  derivative liability features                             -         1,317,597
Exchange of accrued liabilities for note
  payable                                                   -            82,494



   The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - CirTran Corporation and its consolidated subsidiaries (the "Company") provides turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole, and custom injection molded cabling for leading electronics original equipment manufacturers ("OEMs") in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. The Company also designs, develops, manufactures, and markets a full line of local area network products, with emphasis on token ring and Ethernet connectivity. In 2007, the Company began marketing and distributing and energy drink using the Playboy brand under a license agreement with Playboy Enterprises International, Inc. ("Playboy").

In December 2005, the Company incorporated CirTran Products Corp. ("CTP"), a Utah corporation, as a wholly-owned subsidiary. CTP was formed to offer products for sale at wholesale and retail. This new division is run from the Company's Los Angeles office. During 2006 CTP was wholesaling the True Ceramic Pro Flat Iron, under the terms of an exclusive marketing agreement with two direct marketing companies. The product was produced in China and shipped directly to the customer. The Company also sells its own proprietary and branded products through CTP.

In March 2006, the Company formed CirTran Media Corp. ("CMC"), formerly known as Diverse Media Group, to provide end-to-end services to the direct response and entertainment industries. The Company is developing marketing production services, and preparing programs where CMC will operate as the marketer, campaign manager and/or distributor for beauty, entertainment, software, and fitness consumer products. In May 2006, CMC entered into an agreement with Diverse Talent Group, Inc., a California corporation ("DTG"), whereby DTG would provide outsourced talent agency services in exchange for growth financing provided by the Company. In March 2007, the Company terminated the agreement, and assigned to DTG the name "Diverse Media Group." In terminating the agreement with DTG, now known as Diverse Media Group, Inc. ("DMG"), the Company received 9 million shares of DMG common stock, to be held in escrow for one year and subject to certain other restrictions.

In November 2006, the Company leased offices in Bentonville, Arkansas, in order facilitate a closer relationship with the world headquarters of Wal-Mart.

During the first quarter of 2007, the Company formed CirTran Online Corp. ("CTO"), to sell products via the internet, to offer training, software, marketing tools, web design and support, and other e-commerce related services to entrepreneurs, and to telemarket directly to customers. As part of CTO's business plan, the Company entered into an agreement with Global Marketing Alliance, LLC, a Utah limited liability company and related party, along with certain of its affiliates ("GMA") that specialize in providing services to E-bay sellers, conducting internet marketing seminars, and developing and hosting web sites. In connection with this agreement, the Company also hired the owner of GMA to be CTO's Vice President.

In May 2007, the Company incorporated CirTran Beverage Corp. ("CBC"), to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels. CBC entered into an agreement with Play Beverages, LLC ("PlayBev"), a related Delaware limited liability company and the holder of the product licensing agreement with Playboy. Under the terms of the agreement with PlayBev, the Company is to provide the initial development and promotional services for PlayBev who, once licensed product distribution commences, will collect from the Company a royalty based on the Company's product sales and manufacturing costs. As part of efforts to finance the initial development and marketing of the energy drink, the Company, along with other investors, formed After Bev Group LLC ("AfterBev"), a majority-owned subsidiary of the Company organized in California. At December 31, 2007, the Company maintained a 14 percent interest in AfterBev's profit and losses, but retained a 52 percent voting control interest in AfterBev. During 2007, AfterBev invested funds in PlayBev in exchange for a 51 percent membership interest in PlayBev, and certain Company personnel were appointed to PlayBev's executive management, and invested personally in PlayBev to become PlayBev members with an 11.1 percent membership interest. Despite the managerial influence and ownership interest, PlayBev's operating agreement requires major operating and organizational decisions to be made by 75 percent of all members. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is a related party, the Company has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly-owned subsidiaries Racore Technology Corporation, CirTran - Asia Inc, CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., CirTran Beverage Corp., and discontinued PFE Properties, LLC.

The consolidated financial statements also include the accounts of After Beverage Group LLC, a majority-owned subsidiary. At December 31, 2007, the Company had a 14 percent share of AfterBev's profits and losses, but maintained a 52 percent voting control interest. AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC, and the president and one of the directors of the Company own membership interests in PlayBev totaling 11.1 percent. PlayBev's operating agreement requires a 75 percent membership vote on major managerial and organizational decisions. None of the other members of PlayBev are affiliated with the Company. Accordingly, while the Company president and director own membership interests and have been appointed to two of the three executive management positions in PlayBev, the Company nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

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

The Company has also recorded revenue using a "Bill and Hold" method of revenue recognition. The Securities & Exchange Commission ("SEC") in Staff Accounting Bulletin No. 104 imposes several requirements to be met in order to recognize revenue prior to shipment of product.

The Commission's criteria are the following:

         i.       The risks of ownership must have passed to the buyer;

         ii. The customer must have made a fixed commitment to purchase the goods, preferably in written documentation;

         iii. The buyer, not the seller, must request that the transaction be on a bill and hold basis. The buyer must have a substantial business purpose for ordering the goods on a bill and hold basis;

         iv. There must be a fixed schedule for delivery of the goods. The date for delivery must be reasonable and must be consistent with the buyer's business purpose (e.g., storage periods are customary in the industry);

         v. The seller must not have retained any specific performance obligations such that the earning process is not complete;

         vi. The ordered goods must have been segregated from the seller's inventory and not be subject to being used to fill other orders; and

         vii. The equipment (product) must be complete and ready for shipment.

In effect, the Company secures a contractual agreement from the customer to purchase a specific quantity of goods, and the goods are produced and segregated from the Company's inventory. Shipment of the product is scheduled for release over a specified period of time. The result is that the Company maintains the customer's inventory, on site, until all releases have been issued.

Agency fees were recognized when they were earned. This occurred only after the talent, represented by the Company, received payment for the services from the buyer. The buyer remitted funds to a trust checking account after all payroll tax liabilities had been deducted from the gross amount due the talent. The talent was paid the net amount, less the Company commission (which is approximately 10 percent of the gross amount due the talent), from the trust account. The remainder of funds in the trust account, typically 10 percent, was then distributed to the Company and recognized as revenue.

The Company signed an Assignment and Exclusive Services Agreement with GMA, a related party, whereby revenues and all associated performance obligations under GMA's web-hosting and training contracts were assigned to the Company. Accordingly, this revenue is recognized in the Company's financial statements when it is collected, along with the revenue of CirTran Online Corporation (see also Note 9).

The Company sold its building in a sale/leaseback transaction, and reported the gain on the sale as deferred revenue to be recognized over the term of lease pursuant to Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases (see also Note 5).

The Company has entered into a Manufacturing, Marketing and Distribution Agreement with PlayBev, a related party, whereby the Company is the vendor of record in providing initial development, promotional, marketing, and distribution services marketing and distribution services. Accordingly, all amounts billed to PlayBev in connection with the development and marketing of its new energy drink have been included in revenue (see also Note 9).

Cash and Cash Equivalents - The Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable are carried at the original invoice amount, less an estimate made for doubtful accounts based on a review of outstanding amounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivable, and changes in payment histories. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Inventories - Inventories are stated at the lower of average cost or market value. Cost includes labor, material and overhead. Overhead cost is based on indirect costs allocated to cost of sales, work-in-process inventory, and finished goods inventory. Indirect overhead costs have been charged to cost of sales or capitalized as inventory, based on management's estimate of the benefit of indirect manufacturing costs to the manufacturing process.

When there is evidence that the inventory's value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether technological obsolescence exists. The Company has agreements with most of its manufacturing customers that require the customer to purchase inventory items related to their contracts in the event that the contracts are cancelled.

Preproduction Design and Development Costs - The Company incurs certain costs associated with the design and development of molds and dies for its contract manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. The Company holds title to all molds and dies used in the manufacture of its various products. At December 31, 2007 and 2006, the Company held $2,010 and $100,000, respectively, in deposits. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at December 31, 2007 and 2006, was $1,134,765 and $1,022,200, respectively.

Property and Equipment - Depreciation expense is recognized in amounts equal to the cost of depreciable assets over estimated service lives. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in operating results.

Depreciation expense for the years ended December 31, 2007 and 2006 was $232,488 and $313,008, respectively.

Patents - Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patent costs are amortized over the estimated useful life of the patent.

Impairment of Long-Lived Assets -The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2007, the Company does not consider any of its long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $422,376 and $213,420 for the years ended December 31, 2007 and 2006, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments are remeasured each quarter.

Registration Payment Arrangements - On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-19-2, Accounting for Registration Payment Arrangements ("EITF 00-19-2"). Under EITF 00-19-2, and SFAS No. 5, Accounting for Contingencies, a registration payment arrangement is an arrangement where (a) the Company has agreed to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or (b) the Company will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if the Company fails to meet those requirements. When the Company issues an instrument coupled with these registration payment requirements, the Company estimates the amount of consideration likely to be paid under the agreement, and offsets such amount against the proceeds of the instrument issued. The estimate is then reevaluated at the end of each reporting period, and any changes recognized as a registration penalty in the results of operations. As further described in Note 10, the Company has instruments that contain registration payment arrangements. The effect of implementing this EITF has not had a material effect on the financial statements because the Company considers probability of payment under the terms of the agreements to be remote.

Advertising Costs - The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2007 and 2006 were $397,066 and $16,560, respectively.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") for its stock-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Standards No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for the Company's stock-based options granted under its compensation plans, since the intrinsic value of the options was zero. The pro forma effects on net income and earnings per share for the options and awards granted under the plans were instead disclosed in a note to the consolidated financial statements. Under SFAS 123(R), all stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service period, which is typically through the date the options vest.

The Company adopted SFAS 123(R) using the modified prospective method. Under this method, compensation cost would have been recognized over the remaining service periods for the unvested portion of all stock-based options and awards granted prior to January 1, 2006 that remained outstanding, based on the grant-date fair value measured under the original provisions of SFAS 123 for pro forma and disclosure purposes. However, no such options were outstanding as of January 1, 2006. There were 5.5 million options granted from the 2004 Stock Plan during 2006 that resulted in $65,616 in compensation cost which would have previously been presented in a pro forma disclosure, as discussed above.

The Company utilized the Black-Scholes model for calculating the fair value pro forma disclosures under SFAS 123, and will continue to use this model, which is an acceptable valuation approach under SFAS 123(R).

Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets, liabilities, the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

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

Concentrations of Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2007 and 2006, this allowance was $55,742 and $14,181, respectively.

During 2007, sales to four customers accounted for 14 percent, 14 percent, 13 percent, and 12 percent of net sales, respectively. Sales to two of these customers were part of the contract manufacturing segment, one of these customers was part of the electronics assembly segment and the other customer was from the marketing and media segment. Accounts receivable from one customer was 78 percent of total accounts receivable at December 31, 2007, which created a concentration of credit risk.

During the year ended December 31, 2006, sales to two customers accounted for 16 percent and 15 percent of net sales, respectively. Sales from both of these customers were part of the contract manufacturing segment. Accounts receivable from one customer was 56 percent of total accounts receivable at December 31, 2006, which created a concentration of credit risk.

Fair Value of Financial Instruments - The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes payable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 411,079,237 and 431,646,206 in potentially issuable common shares at December 31, 2007 and 2006, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Reclassifications - Certain reclassifications have been made to the financial statements to conform to the current year presentation.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2, which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest, and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $7,232,524 and $2,854,369 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the Company had an accumulated deficit of $29,414,203 and $22,181,679, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $4,260,618 and $1,729,901 for the years ended December 31, 2007 and 2006, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - INVESTMENTS IN SECURITIES AT COST

In 2004, the Company entered into a stock purchase agreement with an unrelated party under which the Company purchased 400,000 shares of the company's Series B Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $300,000 cash. This purchase was made at fair value. The Preferred Shares are convertible, at the Company's option, into an equivalent number of shares of investee common stock, subject to adjustment. The Preferred Shares are not redeemable. As a holder of the Preferred Shares, the Company has the right to vote the number of shares of common stock into which the Preferred Shares are convertible at the time of the vote. The investment represents less than a 5 percent ownership interest. The investment does not have a readily determinable fair value and is stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired.

Separate from the purchase of the Preferred Shares, the Company and the unrelated party also entered into a Preferred Manufacturing Agreement. Under this agreement, the Company will perform exclusive "turn-key" manufacturing services by handling most of their manufacturing operations from material procurement to complete, finished box-build of all products. The initial term of the agreement is three years, continuing month to month thereafter unless terminated by either party. Sales under this agreement totaled $176,423 and $140,223 for the years ended December 31, 2007 and 2006, respectively.

Diverse Talent Group Transaction - In March 2006, the Company formed CMC to provide end-to-end services to the direct response and entertainment industries. In May 2006, the Company entered into an agreement with DTG, whereby DTG would provide outsourced talent agency services in exchange for growth financing provided by the Company. After determining the agreement would not generate the type of synergy originally anticipated, in March 2007 the Company and DTG agreed to terminate the agreement. Pursuant to the termination in which all former agreements were canceled, the Company assigned back to DTG all talent contracts, along with the name "Diverse Media Group." In exchange, the Company received 9 million shares of common stock of DTG, now known as Diverse Media Group, Inc. ("DMG"). The stock was recorded at a fair value of $1,520,000. Fair value was determined by an independent business valuation company, who analyzed a discounted future cash flow stream accruing to the Company by a ratable series of presumed sales of DMG shares. The Company also recorded a gain of $1,168,623 on the settlement transaction. Along with certain other trading restrictions, the termination agreement requires that the Company hold the DMG stock in escrow for the first year, allow DMG a first right of refusal on any proposed sale, and to return any unsold shares back to DMG once the Company receives proceeds from the sale of DMG stock of $2,000,000.

The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. No indicators of impairment were noted for the years ended December 31, 2007 or 2006.

NOTE 4 - INVENTORY

Inventory consists of the following:

                                                December 31,      December 31,
                                                    2007              2006
--------------------------------------------------------------------------------
 Raw Materials                                $     1,910,029   $     1,739,619
 Work in Process                                      398,978           463,023
 Finished Goods                                       598,576           623,725
 Allowance / Reserve                                 (968,967)         (866,354)
                                              ----------------------------------

      Totals                                  $     1,938,616   $     1,960,013
                                              ==================================

During 2007 and 2006, write downs of $102,614 and $115,058, respectively, were recorded to reduce items considered obsolete or slow moving to their market value.

NOTE 5 - SALE OF PROPERTY

In May 2007, PFE Properties LLC ("PFE"), a Utah limited liability company and wholly-owned subsidiary of the Company, sold and the Company leased back the land and building where the Company presently has its headquarters and manufacturing facility. The sales proceeds were $2,500,000. With those proceeds, the Company repaid PFE's mortgage of $1,033,985, along with taxes, fees, and commissions aggregating $199,303.

The Company then agreed to lease back the property from the buyer, an individual who later became one of the Company's directors. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. The monthly lease payment is $17,083. The Company also recorded a gain on the sale of the property of $810,736, which is being deferred over the life of the lease. During the remainder of 2007, the Company recognized $59,792.

NOTE 6 - ADVANCE BEAUTY SOLUTIONS RECEIVABLE

In June 2006, the Company and Advance Beauty Solutions ("ABS") signed an agreement to settle certain disputed claims the Company had against ABS. Pursuant to the settlement of ABS's bankruptcy proceedings and the terms of the agreement, the Company obtained an allowed claim against ABS in the amount of $2,350,000. Of this amount, $750,000 was credited to the purchase of substantially all of ABS's assets under the terms of a separate asset purchase agreement (see below). Pursuant to the settlement, the Company was allowed to participate as a general unsecured creditor of ABS in the remaining amount of $1,600,000. ABS also has a $2,100,000 general unsecured claim of certain insiders of ABS. Both of these claims are subject to the prior payment of certain other secured, priority, and non-insider claims in the amount of $1,507,011. The settlement also resolved a related dispute with Inventory Capital Group ("ICG"), in which ICG assigned $65,000 of its secured claim against ABS to the Company.

Pursuant to the terms of the asset purchase agreement, in 2006 the Company acquired substantially all of ABS's assets in exchange for a cash payment of $1,125,000, a reduction by $750,000 in the amount owing to the Company, and the obligation to pay to ABS a royalty equal to $3.00 per True Ceramic Pro ("TCP") flat iron unit sold by the Company.

The minimum royalty amount the Company will pay is $435,000, and this amount was included with other long-term obligations of the Company (see Note 11). Only after this initial $435,000 is paid can the Company begin sharing in the benefit, as one of ABS's creditors, of the royalty obligation paid to the ABS estate. The realization of the total $1,665,000 receivable due the Company from the ABS estate depends on the Company selling approximately one million TCP units in the future, and gradually offsetting the Company's proportionate share of the resultant royalty obligation against the receivable.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

                                                                     Estimated
                                                                   Service Lives
                                            2007         2006         in Years
--------------------------------------------------------------------------------
Land                                    $         -  $    360,000        N/A
Building                                          -     1,410,439         39
Production equipment                      4,051,218     3,855,770        5-10
Leasehold improvements                      997,714       997,714        7-10
Office equipment                            231,140       218,651        5-10
Other                                        53,208        31,660         3-7
--------------------------------------------------------------------------------
Total property and equipment              5,333,280     6,874,234

Less accumulated depreciation            (4,347,096)   (4,195,780)
--------------------------------------------------------------------------------

Property and equipment, net             $   986,184  $  2,678,454
--------------------------------------------------------------------------------


NOTE 8 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consist of the following:

                                                                    Estimated
                                                                  Service Lives
                                            2007         2006        in Years
--------------------------------------------------------------------------------
Infomercial development costs           $   162,840  $    112,500           7
Patents                                      45,660        35,799           7
ABS Informerical                          1,186,382     1,186,382           5
Trademark                                 1,220,068     1,220,068           7
Copyright                                   115,193       115,193           7
--------------------------------------------------------------------------------
Total intellectual property             $ 2,730,143  $  2,669,942

Less accumulated amortization              (640,910)     (218,534)
--------------------------------------------------------------------------------

Intellectual property, net              $ 2,089,233  $  2,451,408
--------------------------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

                Year Ending December 31,
                ---------------------------------------------------
                     2008                               $   423,026
                     2009                                   423,026
                     2010                                   423,026
                     2011                                   324,366
                     2012                                   222,498
                ---------------------------------------------------
                     Total                              $ 1,815,942
                ---------------------------------------------------

NOTE 9 - RELATED PARTY TRANSACTIONS

Play Beverages, LLC

During 2006, Playboy Enterprises International, Inc. ("Playboy") entered into a licensing agreement with Play Beverages, LLC ("PlayBev"), then an unrelated Delaware limited liability company, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and "Rabbit Head" logo symbol. In May 2007, PlayBev entered into an exclusive agreement with the Company to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world.

In an effort to finance the initial development and marketing of the new drink, the Company with other investors formed After Bev Group LLC ("AfterBev"), a California limited liability company and partially-owned, consolidated subsidiary of the Company. The Company contributed its expertise in exchange for an initial 84 percent membership interest in AfterBev. The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. The Company borrowed an additional $250,000 from an individual, and contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions. The Company recorded this $750,000 amount as an investment in PlayBev accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted the Company, PlayBev agreed to appoint the Company's president and one of the Company's directors to two of PlayBev's three executive management positions. In addition, during 2007, these two affiliates also purchased membership interests from other PlayBev members which aggregated 11.1 percent. Despite the combined 62.1 percent interest owned by these affiliates and the Company, and the resultant ability to partially influence PlayBev, the operating agreement for PlayBev requires that various major operating and organizational decisions be agreed to by at least 75 percent of all members. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is now a related party, the Company cannot unilaterally control significant operating decisions of PlayBev, and has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement the Company was appointed the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. During 2007, the Company incurred $93,104 in royalty expenses due to PlayBev at December 31, 2007.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services will be billed to PlayBev and recorded as an account receivable from PlayBev. The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services, and PlayBev agreed to repay the receivable out of the royalties due PlayBev from the Company's distribution sales as described in the preceding paragraph. Amounts billed to PlayBev for marketing and development services amounted to $1,532,071 during 2007, and were included in revenues for the Company's Marketing and Media segment. After netting this amount due from PlayBev with amounts due to PlayBev for royalties, the amount owed the Company was $1,438,967 at December 31, 2007. The realization of this amount depends on the offsetting of additional royalties due to PlayBev in connection with future distribution sales.

On March 19, 2008, the Company and PlayBev agreed to increase the receivable maximum from $1,000,000 to $3,000,000, and to begin charging interest at a rate of 7 percent per annum.

After Bev Group, LLC

Following AfterBev's organization in May 2007, the Company entered into consulting agreements with two individuals, one of whom had loaned the Company $250,000 when the Company invested in PlayBev, and the other one was a Company director. The agreements provided that the Company assign to each individual approximately one-third of the Company's share in future AfterBev cash distributions, in exchange for their assistance in the initial AfterBev organization and planning, along with their continued assistance in subsequent beverage development and distribution activities. The agreements also provided that as the Company sold a portion of its membership interest in AfterBev, the individuals would each be owed their proportional assigned share distributions in the proceeds of such a sale. The actual payment of the distributions depended on what the Company did with the sale proceeds. If the Company used the proceeds to help finance beverage development and marketing activities, the payment of distributions would be deferred, pending collections from customers once beverage product sales eventually commenced. Otherwise, the proportional assigned share distributions would be due to the two individuals.

Throughout the rest of 2007, as energy drink development and marketing activities progressed, the Company raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were Company stockholders. In some cases, the Company sold a portion of its membership interest, including voting rights. In other cases, the Company sold merely a portion of its share of future AfterBev profits and losses. By the end of 2007, the Company had raised a total of $3,663,000, and owed one investor $75,000 back for returning a portion of an interest. The Company had retained a 14 percent interest in AfterBev's profits and losses, but had retained 52 percent of all voting rights in AfterBev. The Company recorded the receipt of these net funds as $1,015,710 in increases to its existing minority interest in AfterBev, and $2,572,290 in amounts owing as distributable proceeds payable to the two individuals with assigned interests of the Company's original share of AfterBev.

Distributable proceeds owed to one of the individuals was a net $950,000 during 2007. As mentioned, this individual had earlier advanced the Company $250,000 in May 2007 when the Company acquired its membership interest in PlayBev. Later during 2007, the Company repaid $200,000 of this amount. In December 2007, the Company agreed to convert the $50,000 still owing on that advance, plus the remaining distributable proceeds payable, into a two-year $1,000,000 unsecured, non-interest bearing promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses.

Instead, the individual received an 11 percent membership interest in AfterBev. The Company recorded the note in its financial statements net of $193,548 in imputed interest at the Company's marginal borrowing rate of 12 percent, calculated over the life of the note (see Note 11).

Global Marketing Alliance

The Company entered into an agreement with GMA, and hired GMA's owner as the Vice President of CTO, one of the Company's subsidiaries. Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company's CTO products. In return, the Company provides bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO's online net sales. In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations. The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs.

Transactions involving Officers, Directors, and Stockholders

Don L. Buehner was appointed to the Company's Board of Directors as of October 1, 2007. Non-employee members of the Board receive $5,000 per calendar quarter. During 2007, Mr. Buehner also received an option to purchase 2,400,000 shares of the Company's common stock. Prior to his appointment as a director, Mr. Buehner bought the Company's building in a sale/leaseback transaction (see Note 5). The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. The Company pays Mr. Buehner a monthly lease payment of $17,083, which is subject to annual adjustments in relation to the Consumer Price Index.

In February 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to his quarterly director fee of $5,000, Mr. Nora received options to purchase a total of 4,800,000 shares of common stock during 2007. In addition, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. During 2007, Mr. Nora received $345,750 in compensation associated with sales of portions of the Company's interest in AfterBev.

In May 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora totaled $1,192,290 during 2007, of which $445,000 was paid leaving $747,290 owing at December 31, 2007.

Prior to his appointment with the Company, Mr. Nora was also involved in the ANAHOP private placement of common stock (see Note 13).

In May 2007, the Company issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000. The note is due on demand after one year. During 2007, along with interest, the Company repaid principal of $61,109.

During 2007, the Company president advanced the Company $30,000. As of December 31, 2007, this obligation had been repaid.

In June 2006, the Company received from a stockholder an interest-free demand loan in the amount of $110,837, which was recorded as a note payable. In August 2006, this loan was repaid.

At December 31, 2005, the Company owed $95,806 under an interest-free demand loan, to one of its stockholders. During 2006, the Company repaid the outstanding balance of the note.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Guthy-Renker - In 2006, the Company filed a lawsuit against Guthy-Renker ("Guthy"), alleging breach of a 2005 manufacturing and distribution agreement, and seeking unspecified damages in excess of several million dollars. On March 25, 2008, the parties settled the matter, and Guthy paid the Company $300,000 under the settlement agreement to resolve all claims.

Settlement of litigation - In January 2006, the Company paid claims relating to the 2002 settlement of a lawsuit involving the alleged breach of a Colorado facilities sublease agreement. At the end of 2005, the Company was in default of its obligation under the settlement agreement to file a registration statement involving previously-issued shares of common stock then held in escrow. After the plaintiff filed a confession of judgment against the Company in December 2005, the Company released the escrowed shares valued at $92,969, and also paid the plaintiff $200,000.

During 2003 and 2004, an investment firm filed lawsuits seeking payment of commissions consisting of common stock valued at $1,750,000 for allegedly introducing the Company to Cornell Capital. In February 2006, the Company settled with the investment firm and issued 4,000,000 shares of restricted common stock, along with five-year warrants to purchase an additional 7,000,000 shares at $0.05 per share. The combined fair market value of the shares and warrants was $464,186.

Potential vendor claims - During the years ended December 31, 2007 and 2006, the Company determined the statute of limitations had expired for amounts owed to various vendors. A total of $67,637 and $6,930, respectively, were written off and recorded as a gain on forgiveness of debt. However, there can be no assurance that any or all of these vendors will agree with the Company's determination, and the Company may be subject to claims or litigation in the future.

Registration rights agreements - In May 2005, in connection with the Company's issuance of a convertible debenture to Highgate House Funds, Ltd. ("Highgate") (see Note 11), the Company granted to Highgate registration rights pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture were sold. The Company filed the registration statement in September 2005, and the registration statement was declared effective in August 2006.

In December 2005, in connection with the Company's issuance of a convertible debenture to YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. ("YA Global") (see Note 11), the Company granted to YA Global registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 32,608,696 shares and 10,000,000 warrants, and to keep the registration statement effective until all of the shares issuable upon conversion of the debenture have been sold.

In August 2006, in connection with the Company's issuance of a second convertible debenture to YA Global (See Note 11), the Company granted YA Global registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 74,291,304 shares and 15,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold.

Previously, YA Global has agreed to extensions of the filing deadlines inherent in the terms of the two convertible debentures mentioned above, and in February 2008 agreed to extend the filing deadlines to January 1, 2009.

In May 2006, the Company closed a private placement of shares of its common stock and warrants in which it issued 14,285,715 shares of the Company's common stock to ANAHOP, Inc., a California corporation, and issued warrants to purchase up to 30,000,000 additional shares of common stock to designees of ANAHOP for a price of $1,000,000. With respect to the shares underlying the warrants, the Company granted piggyback registration rights as follows: (A) once all of the warrants with an exercise price of $0.15 per share have been exercised, the Company agreed to include in its next registration statement the resale of those underlying shares; (B) once all of the warrants with an exercise price of $0.25 per share have been exercised, the Company agreed to include in its next registration statement the resale of those underlying shares; and (C) once all of the warrants with an exercise price of $0.50 per share have been exercised, the Company agreed to include in its next registration statement the resale of those underlying shares. The Company did not grant any registration rights with respect to the original 14,285,715 shares of common stock.

In June 2006, the Company agreed to sell up to a total of 28,571,428 additional shares of its common stock to ANAHOP for $2,000,000, assuming all scheduled tranches of the sale eventually close. The Company also agreed to issue warrants to purchase up to an additional 63,000,000 shares of its common stock to designees of ANAHOP. The Company granted piggyback registration rights as follows: (A) once all of the warrants with an exercise price of $0.15 per share have been exercised, the Company agreed to include in its next registration statement the resale of those underlying shares; (B) once all of the warrants with an exercise price of $0.25 per share have been exercised, the Company agreed to include in its next registration statement the resale of those underlying shares; and (C) once all of the warrants with an exercise price of $0.50 per share have been exercised, the Company agreed to include in its next registration statement the resale of those underlying shares. The Company did not grant any registration rights with respect to the shares sold in the June private placement. In connection with the issuance of the shares and warrants, the Company did not accrue any liability for the cost of eventually filing a registration statement, as it believes the likelihood of actually doing so is remote. During 2006, the Company sold an initial tranche of 7,142,857 shares of common stock to ANAHOP in exchange for $500,000.

NOTE 11 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2007 and 2006:

                                                   2007              2006
--------------------------------------------------------------------------------

Mortgage payable to a bank, interest at
  12.5%, monthly payments of $10,938 to
  $12,699 through November 2008, paid upon
  sale of building in May 2007                $             -   $     1,038,501

Court Estate note, due in June 2008
  (See Note 12)                                       194,904           429,045

10% unsecured note due to a family member
  of the Company president, interest payable
  monthly, no stated maturity date, due on
  demand after May 2008                               238,891                 -


$1 million note due to an AfterBev member,
  no stated interest rate, discounted by
  interest imputed at 12%, no stated maturity
  date (but see below for payment conditions)         809,364                 -


Amount advanced by a stockholder which
  was converted in February 2008 to a 10%
  unsecured note, interest due quarterly, due
  February 2011                                       200,000                 -
--------------------------------------------------------------------------------
                                              $     1,443,159   $     1,467,546

Less current maturities                              (433,795)         (444,436)
--------------------------------------------------------------------------------

Long-term portion of notes payable            $     1,009,364   $     1,023,110
--------------------------------------------------------------------------------

There are no scheduled principal payments on the $1 million note shown above. However, if the Company sells any portion of its remaining membership interest in AfterBev, 50 percent of the proceeds of such a sale up to $530,000 shall be payable to the note holder as a principal payment. In any event, at least $530,000 of principal is due by December 2009. While not obligated to repay the remaining $470,000 by this time, the Company estimates it will repay the entire loan by December 2009. Using this presumed two-year period as an estimate, the Company imputed interest at its incremental borrowing rate of 12 percent, and discounted the face amount of the note by $193,548 to $806,452. Inasmuch as the note was issued in settlement of negotiations involving the sale of AfterBev membership interests, the discount was recorded as an increase in minority interest. The discount will be recognized ratably into interest expense over the estimated two-year life of the loan. By December 31, 2007, $2,912 in interest expense had been recognized, which decreased the discount and increased the carrying amount of the note.

The following is a schedule of future maturities on the notes payable:

        Year Ending December 31,
        -------------------------------------------------------------
            2008 (including amounts due on demand)    $       433,795
            2009                                              809,364
            2010                                                    -
            2011                                              200,000
        -------------------------------------------------------------
           Total                                      $     1,443,159
        -------------------------------------------------------------

NOTE 12 - CONVERTIBLE DEBENTURES

Highgate - In May 2005, the Company entered into an agreement with Highgate to issue to Highgate a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of the Company's assets. The Company and Highgate subsequently agreed to extend the maturity date to August 31, 2008.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2007 was $165,437.

At any time, Highgate may elect to convert principal amounts owing on the Debenture into shares of the Company's common stock at a conversion price equal to the lesser of $0.10 per share or an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion of the entire Debenture outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon.

Highgate's right to convert principal amounts into shares of the Company's common stock is limited as follows:

         (iv) Highgate may convert up to $250,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the market price of the Company's stock is $0.10 per share or less at the time of conversion;

         (v) Highgate may convert up to $500,000 worth of the principal amount plus accrued interest of the Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.10 per share at the time of conversion; provided, however, that Highgate may convert in excess of the foregoing amounts if the Company and Highgate mutually agree; and

         (vi) Upon the occurrence of an event of default, Highgate may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon, or may convert the Debentures and accrued interest thereon into shares of the Company's common stock.

Except in the event of default, Highgate may not convert the Debenture for a number of shares that would result in Highgate owning more than 4.99 percent of the Company's outstanding common stock.

As discussed in Note 10, the Company granted Highgate registration rights related to the issuance of the debenture.

The Company determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which equaled the remaining face value of the debenture. The fair value of the derivative liability stemming from the debenture's conversion feature as of December 31, 2007 was $594,671.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds were used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of debenture principal and accrued interest into a total of 264,518,952 shares of common stock.

YA Global December Debenture - In December 2005, the Company entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008 and has a security interest of all the Company's property, subordinate to the Highgate security interest. At the same time the Company and Highgate agreed to extend the maturity date on the Highgate debenture, the Company also agreed with YA Global to extend the maturity date of the December Debenture to August 31, 2008.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of the Company's common stock at a conversion price equal to an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at December 31, 2007 was $150,411.

YA Global's right to convert principal amounts into shares of the Company's common stock is limited as follows:

         (ii) YA Global may convert up to $250,000 worth of the principal amount plus accrued interest of the December Debenture in any consecutive 30-day period when the market price of the Company's stock is $0.10 per share or less at the time of conversion;

         (ii) YA Global may convert up to $500,000 worth of the principal amount plus accrued interest of the December Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.10 per share at the time of conversion; provided, however, that YA Global may convert in excess of the foregoing amounts if the Company and YA Global mutually agree; and

         (iii) Upon the occurrence of an event of default, YA Global may, in its sole discretion, accelerate full repayment of the debenture outstanding and accrued interest thereon or may convert the December Debenture and accrued interest thereon into shares of the Company's common stock.

Except in the event of default, YA Global may not convert the December Debenture for a number of shares that would result in YA Global owning more than 4.99 percent of the Company's outstanding common stock.

The YA Global Debenture was issued with 10,000,000 warrants with an exercise price of $0.09 per share that vest immediately and have a three-year life.

As discussed in Note 10, the Company granted YA Global registration rights related to the issuance of the December Debenture and warrants.

The Company determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. As of December 31, 2007 the carrying value of the December Debenture was $1,161,188. The carrying value will be accreted over the life of the December Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of December 31, 2007 was $919,465.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of December 31, 2007, YA Global had not converted any of the December Debenture into shares of the Company's common stock.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2007 was $101,918.

YA Global is entitled to convert, at its option, all or part of the principal amount owing under the August Debenture into shares of the Company's common stock at a conversion price equal to 100 percent of the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date.

YA Global's right to convert principal amounts owing under the August Debenture into shares of the Company's common stock is limited as follows:

         (i) YA Global may convert up to $500,000 worth of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of the Company's stock is $0.03 per share or less at the time of conversion;

         (ii) YA Global may convert any amount of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of the Company's stock is greater than $0.03 per share at the time of conversion; and

         (iii) Upon the occurrence of an Event of Default (as defined in the Debenture), YA Global may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may, notwithstanding any limitations contained in the August Debenture and/or the Purchase Agreement, convert all debentures outstanding and accrued interest thereon in to shares of the Company's Common Stock pursuant to the August Debenture.

Except in the event of default, YA Global may not convert the August Debenture for a number of shares of common stock that would cause the aggregate number of shares of Common Stock beneficially owned by Cornell and its affiliates to exceed 4.99 percent of the outstanding shares of the common stock following such conversion.

In connection with the August Purchase Agreement, the Company also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of the Company's common stock. The Warrants have an exercise price of $0.06 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred.

In connection with the issuance of the August Debenture, the Company granted YA Global registration rights related to the issuance of the August Debenture and warrants (See Note 10).

The Company determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of December 31, 2007, the carrying value of the August Debenture was $852,024. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of December 31, 2007 was $1,020,810.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

As of December 31, 2007, YA Global had not converted any of the August Debenture into shares of the Company's common stock.

NOTE 13 - ANAHOP PRIVATE PLACEMENT OF COMMON STOCK

In May 2006, the Company closed a private placement of shares of the Company's common stock and warrants (the "May Private Offering"). Pursuant to a securities purchase agreement (the "Agreement"), the Company issued 14,285,715 shares of common stock (the "May Shares") to ANAHOP. The consideration paid for the May Shares was $1,000,000. In addition to the Shares, the Company issued warrants (the "Warrants") to designees of ANAHOP to purchase up to an additional 36,000,000 shares of common stock.

In June 2006, the Company closed a second private placement of shares of its common stock and warrants (the "June Private Offering"). Pursuant to a securities purchase agreement (the "Agreement"), the Company agreed to issue up to 28,571,428 shares of common stock (the "June Shares") to ANAHOP. The total consideration to be paid for the June Shares will be $2,000,000 if all tranches of the sale close.

Pursuant to the Agreement, ANAHOP agreed to pay $500,000 (the "First Tranche Payment.") Upon the receipt of the First Tranche Payment, the Company agreed to issue a certificate or certificates to the Purchaser representing 7,142,857 of the June Shares.

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

NOTE 14 - LEASES

During 2006, the Company began leasing a satellite office in Bentonville, Arkansas. This office is used for sales and promotions.

During 2007, the Company's lease for a satellite office in Los Angeles expired, and was not renewed. The Company then began leasing different office space in Los Angeles. The office is used for sales and promotions.

During 2007, the Company began leasing a satellite office in Shenzhen, China. This office is used for sales and promotions.

During 2007, the Company sold the land and building in which it maintains its headquarters and primary manufacturing facilities in Salt Lake City, Utah. The Company subsequently began leasing the property back from the buyer, a related party (See Notes 5 and 9). The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms.

The following is a schedule of future minimum lease payments under the operating leases:

                Year Ending December 31,
                -------------------------------------------------------------
                     2008                                     $       274,220
                     2009                                             249,214
                     2010                                             245,035
                     2011                                             205,000
                     2012                                             205,000
                     Thereafter                                       888,333
                -------------------------------------------------------------
                     Total                                    $     2,066,802
                -------------------------------------------------------------

The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $231,853 and $67,414 for the years ended December 31, 2007 and 2006, respectively.

NOTE 15 - ROYALTY OBLIGATION TO ABS CREDITORS

Under the June 2006 agreement with ABS, which is a part of ABS's bankruptcy proceedings, the Company has an obligation to pay a royalty equal to $3.00 per TCP flat iron unit sold by the Company. The maximum amount of royalties the Company must pay is $4,135,000. Regardless of sales, however, the Company agreed to pay at least $435,000 by June 2008, and included that amount in the Company's long-term obligations (See Note 11). Under the terms of the bankruptcy court-approved agreement, royalties are to be paid to various ABS creditors in a specified order and in specified amounts. Only after the Company pays the total $435,000 to other creditors can it then begin to share pro rata in part of the royalties owed by offsetting amounts owed to reduce its long-term receivable (see Note 6). As of December 31, 2007, the Company had paid royalties totaling $240,096.

NOTE 16 - INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2007 and 2006, were as follows:

                                                   2007               2006
--------------------------------------------------------------------------------
Deferred income tax assets:
Inventory reserve                             $       361,425   $       323,150
Bad debt reserve                                       20,792             5,290
Vacation reserve                                       35,161            23,252
Research and development credits                       27,285            27,285
Net operating loss carryforward                     8,433,772         6,655,708
Depreciation                                           95,920             1,766
Intellectual property                                 211,068           135,172
Derivative liability                                  712,497            96,485
--------------------------------------------------------------------------------

Total deferred income tax assets                    9,897,920         7,268,108
Valuation allowance                                (9,897,920)       (7,268,108)
--------------------------------------------------------------------------------

Net deferred income tax asset                 $             -   $             -
--------------------------------------------------------------------------------

The Company has sufficient long-term deferred income tax assets to offset the deferred income tax liability related to depreciation. Most of the long-term deferred income tax asset relates to the net operating loss carryforwards.

The Company has sustained net operating losses in both periods presented in the accompanying consolidated statements of operations. There are no deferred tax asset or income tax benefits reflected in the financial statements for net deductible temporary differences or net operating loss carryforwards, because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero, and consequently there is no income tax provision or benefit presented for the years ended December 31, 2007 and 2006.

As of December 31, 2007, the Company had net operating loss carryforwards for tax reporting purposes of approximately $22.6 million. These net operating loss carryforwards, if unused, begin to expire in 2019. Utilization of approximately $1.2 million of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation, a wholly-owned subsidiary, under the separate return limitation rules and restrictions on utilizing net operating loss carryforwards after a change in ownership. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed below.

In November 2004, the Internal Revenue Service accepted the Company's Amended Offer in Compromise (the "Offer") to settle delinquent payroll taxes, interest and penalties. The acceptance of the Offer required the Company to pay $500,000. Additionally, the Offer required the Company to remain current in its payment of taxes for 5 years, and not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes on future profits in an amount equal to the taxes waived by the offer in compromise of $1,455,767.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2007 and 2006:

                                                    2007              2006
--------------------------------------------------------------------------------
Benefit at statuatory rate (34%)              $    (2,459,058)  $      (970,484)
Non-deductible expenses                                38,988            30,758
Change in valuation allowance                       2,629,812         2,054,930
State tax benefit, net of federal tax benefit        (238,673)          (94,194)
Return to provision                                    28,931        (1,021,010)
--------------------------------------------------------------------------------

Net benefit from income taxes                 $             -   $             -
--------------------------------------------------------------------------------

NOTE 17 - STOCKHOLDERS' EQUITY

Common Stock Issuances -- During the year ended December 31, 2007, the Company issued the following shares of restricted common stock:

         264,518,952 shares for payment of $1,879,864 of principal and $100,000 of interest on the debenture to Highgate (see Note 12). Associated with the debenture conversion payment was a related decrease in the derivative liability of $1,542,287.

         1,000,000 shares, with a fair market value of $0.007 per share when they were issued, as part of a severance package awarded to a former employee.

         In October and November of 2007, a total of 29,000,000 shares were sold in three separate private placement transactions for $230,000. The proceeds were based on the fair market value on the day the shares were sold.

         In May 2007, the Company issued an additional 140,572,073 shares to effect a 1.2-for-1 forward stock split. No payment was made to the Company in connection with the forward split.

During the year ended December 31, 2006, the Company issued the following shares of restricted common stock:

         37,373,283 shares for payment of $900,000 of principal and $100,000 of interest on the debenture to Highgate House Funds, Ltd. (see Note 12). Associated with the debenture conversion payment was a related decrease in the derivative liability of $1,010,477.

         4,000,000 shares, with a fair market value of $0.044 per share on the day they were issued, in settlement of an agreement with the investment firm (see Note 10).

         21,428,572 shares were purchased by ANAHOP, Inc. in two separate transactions (see Note 13). The price of the shares was determined based on the fair market value when the transactions occurred.

Non-Employee Options - During the years ended December 31, 2007 and 2006, options for 10,000,000 and 3,500,000 shared of common stock were exercised by the Company's outside legal counsel for proceeds of $1,000 and $350, respectively. During the years ended December 31, 2007 and 2006, the Company granted options to purchase 10,000,000 and 1,500,000 shares, respectively, of common stock to attorneys, as discussed in Note 18.

NOTE 18 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of December 31, 2007, there were no more options outstanding from the three Stock Option Plans adopted during 2003 and 2004. All outstanding options at December 31, 2007 had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, or non-qualified stock options) granted, and the term, vesting, and exercise prices.

Employee Options - During 2007, the Company granted options to purchase 49,200,000 shares of common stock to employees. The fair market value of the options aggregated $462,648. During 2006, the Company granted options to purchase 4,000,000 shares of common stock to employees. The options were valued at $29,590. Included in the 2006 options was an option to purchase 2,500,000 shares of common stock granted to an employee of DTG under the terms of an employment agreement. Those five-year options had an exercise price of $0.05 per share. Twenty percent of the options were to vest at the signing of the agreement in May 2006, and 20 percent were to cumulatively vest in each of the next four years on the anniversary of the grant, subject to continued employment. None of these options were exercised, and all were forfeited in connection with the termination of the agreement with DTG.

Non-Employee Options - During 2007 and 2006, the Company granted options to purchase 10,000,000 and 1,500,000 shares of common stock, respectively, to the

Company's outside legal counsel at an exercise price of $0.0001 per share. The options were five-year options, vested and were exercised immediately, and were granted in order that the attorneys could sell the underlying shares and thus satisfy amounts due for legal services rendered. Additional legal expense of $69,000 and $59,851, respectively, was recognized as the fair market value at the time the options were issued.

Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, most granted in the past have vested immediately, and most have had four-year contractual terms.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's common stock over the most recent period commensurate with the expected term of the option. Prior to 2007, at times the Company granted options to employees in lieu of salary payments, and the pattern of exercise experience was known. Beginning in 2007, options were granted under different circumstances, and the Company has insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms. Accordingly, in such circumstances, the Company in 2007 began using the simplified method for determining the expected term of options granted with exercise prices equal to the stock's fair market value on the grant date. In other circumstances, such as in the case of options granted to non-employees, the expected term represents the period of time the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                                  2007                2006
                                              ---------------   ----------------
Expected dividend yield                                 -                  -
Risk free interest rate                          3.0%-5.0%          4.9%-5.0%
Expected volatility                              109%-145%          243%-245%
Weighted average volatility                        121%               244%
Expected term (in years)                          0.0-2.5            0.0-3.0
Weighted average fair value per share             $0.009             $0.070

A summary of the stock option activity under the Plans as of December 31, 2007, and changes during the year then ended is presented below:

                                                       Weighted
                                         Weighted-     Average
                                         Average       Remaining       Aggregate
                                         Exercise     Contractual      Intrinsic
                           Shares         Price          Life            Value
                      --------------    ----------    ------------    ----------
Outstanding at
  December 31, 2006      10,750,500       $0.026
Granted                  59,200,000       $0.011
Adjusted for forward
  stock split             6,300,000       $0.140
Exercised               (10,000,000)      $0.000
Expired                 (19,450,500)      $0.020
                      --------------
Outstanding at
  December 31, 2007      46,800,000       $0.013        4.42          $92,640
                      ==============    ======================================

Excercisable at
  December 31, 2007      46,800,000       $0.013        4.42          $92,640
                      ==============    ======================================

The weighted-average grant-date fair value of options granted during the years 2007 and 2006 was $0.009 and $0.030, respectively. The total intrinsic value of options exercised during the years ended December 2007 and 2006 was $69,000 and $291,150, respectively. As of December 31, 2007, all options had completely vested, so there was no unrecognized compensation cost related to options outstanding at year-end that would be recognized in subsequent periods.

Other Warrants - In connection with the YA Global convertible debenture issued in December 2005, the company issued warrants to purchase 10,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.09 per share, vested immediately, and had a three-year contractual life. The warrants were measured at their fair value using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.4 percent, no dividend yield, volatility of 163 percent, and expected average life of three years.

In connection with the YA Global convertible debenture issued in August 2006, the Company issued warrants to purchase 15,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.06 per share, vested immediately, and had a three-year contractual life. The warrants were measured at their fair value using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.4 percent, no dividend yield, volatility of 163 percent, and expected average life of three years.

The Corporation currently maintains an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (See Note 12).

NOTE 19 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company has three reportable segments: Electronics Assembly, Contract Manufacturing, and Marketing and Media. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. During 2006, this segment also included talent-related services to the entertainment industry. During 2007, this segment also included results of operations relating to beverage distribution, sales of which accounted for approximately 2 percent of total revenue. The Company anticipates including operations relating to energy drink distribution in a separate segment in the event such operations become more significant in relation to overall Company operations.

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

                     Electronics       Contract        Marketing
                       Assembly      Manufacturing     and Media       Total
--------------------------------------------------------------------------------

 December 31, 2007

Sales to external
  customers           $ 3,089,303    $4,334,868       $ 4,975,622  $ 12,399,793
Intersegment sales          5,310             -                 -         5,310
Segment income
  (loss)               (6,626,350)     (818,189)          212,015    (7,232,524)
Segment assets          7,574,596       160,504         4,029,231    11,764,331
Depreciation and
  amortization            402,756       250,929             1,179       654,864

 December 31, 2006

Sales to external
  customers           $ 2,513,363    $4,865,689       $ 1,360,156   $ 8,739,208
Intersegment sales         16,739             -                 -        16,739
Segment loss           (1,626,536)   (1,184,064)          (43,769)   (2,854,369)
Segment assets          7,872,762     2,879,305           377,671    11,129,738
Depreciation and
  amortization            342,007       184,421                 -       526,428

                                                         December 31,
                                              ----------------------------------
                       Sales                         2007             2006
--------------------------------------------------------------------------------

Total sales for reportable segments           $    12,405,103   $     8,755,947
Elimination of intersegment sales                      (5,310)          (16,739)
--------------------------------------------------------------------------------

Consolidated net sales                        $    12,399,793   $     8,739,208
--------------------------------------------------------------------------------

                                                         December 31,
                                              ----------------------------------
                   Total Assets                     2007              2006
--------------------------------------------------------------------------------

Total assets for reportable segments          $    11,764,331   $    11,129,738
Adjustment for intersegment amounts                         -                 -
--------------------------------------------------------------------------------

Consolidated total assets                     $    11,764,331   $    11,129,738
--------------------------------------------------------------------------------

NOTE 20 - GEOGRAPHIC INFORMATION

All revenue-producing assets are located in the United States of America or China. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales and assets by geographic area are as follows:

                           Revenues              Revenue-producing assets
-------------------------------------------------------------------------
                      2007           2006          2007           2006
                  ------------   -----------     ---------      ---------
United States
  of America      $ 12,379,349   $ 7,685,338     $ 235,165      $ 176,437
China                        -             -       725,515        794,069
Other                   20,444     1,053,870             -              -
-------------------------------------------------------------------------
                  $ 12,399,793   $ 8,739,208     $ 960,680      $ 970,506
-------------------------------------------------------------------------

NOTE 21 - SUBSEQUENT EVENTS

In January 2008, one of the Company's directors agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses. Instead, the director agreed to take a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to the director by the Company. The director also advanced the Company $345,000 during March 2008.

On February 28, 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share.

In March 2008, Highgate converted a total of $100,000 of principal on its convertible debenture into 8,703,704 shares of the Company's common stock at an aggregate conversion rate of $0.011 per share. Also during the first quarter of 2008, the Company issued a total of 16,142,857 shares of common stock to four individuals in a private placement for aggregate proceeds of $204,000.

The Company originally agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with services billed for new beverage development and promotion. On March 19, 2008, the Company agreed to increase the receivable maximum to $3,000,000, and to begin charging interest at a rate of 7 percent per annum.

On March 25, 2008, the Company entered into a settlement agreement with Guthy-Renker, against whom the Company filed a claim in 2006 over an alleged breach of a manufacturing and distribution agreement. The settlement agreement provided for Guthy-Renker to pay the Company $300,000, which was received on March 31, 2008.

On March 31, 2008, the Company issued promissory notes totaling $315,000 to five individuals. Under the terms of the notes, the Company received proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes are due April 30, 2008. The Company intends to use the proceeds from the issuances of the notes in connection with its beverage distribution business.

--------------------------------------------------------------------------------