Form 10-Q
period 2008-03-31
CIRTRAN CORP
filed 2008-05-15
CIK 813716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                       Commission file number  000-49654
                                               ---------

                               CIRTRAN CORPORATION
             (Exact name of registrant as specified in its charter)

              Nevada                                          68-0121636
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

  4125 South 6000 West, West Valley City, Utah                  84128
  ---------------------------------------------               ----------
    (Address of principal executive offices)                  (Zip Code)

                                 (801) 963-5112
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [  ]            Accelerated filer [  ]
         Non-accelerated filer [  ]              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding at May 8, 2008 was 1,163,490,266 shares.

                               CIRTRAN CORPORATION
                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2008

                                      INDEX

                                                                           Page
                                                                           ----

                         PART I - FINANCIAL INFORMATION

 Item 1        Financial Statements (unaudited)
                 Condensed Consolidated Balance Sheets  ..................    3
                 Condensed Consolidated Statements of Operations  ........    4
                 Condensed Consolidated Statements of Cash Flows  ........    5
                 Notes to Condensed Consolidated Financial Statements .... 7-19

 Item 2        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  ..................  20-26

 Item 3        Quantitative and Qualitative Disclosures About
                 Market Risk  ............................................   26

 Item 4        Controls and Procedures  ..................................   26


                           PART II - OTHER INFORMATION

 Item 1        Legal Proceedings  ........................................   26

 Item 2        Unregistered Sales of Equity Securities and
                 Use of Proceeds  ....................................... 26-27

 Item 5        Other Information..........................................   27

 Item 6        Exhibits.................................................. 27-32

 Signatures                                                                  33

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    March 31,      December 31,
                                                      2008             2007
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                       $     810,005   $      82,761
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $65,300 and $55,742, respectively                314,175         411,899
  Receivable due from related party                   2,140,034       1,438,967
  Inventory, net of reserve of $978,102
    and $968,967, respectively                        2,148,194       1,938,616
  Prepaid deposits                                      168,260         129,592
  Other                                                 451,769         329,836
--------------------------------------------------------------------------------
    Total current assets                              6,032,437       4,331,671

Investment in securities, at cost                     1,820,000       1,820,000
Investment in related party                             750,000         750,000
Deferred offering costs, net                             78,239         102,462
Long-term receivable                                  1,665,000       1,665,000
Property and equipment, net                             940,402         986,184
Intellectual property, net                            2,033,723       2,089,233
Other assets, net                                        19,781          19,781
--------------------------------------------------------------------------------

    Total assets                                  $  13,339,582   $  11,764,331
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                $   1,988,102   $   1,501,533
  Distribution payable                                        -         747,290
  Accrued liabilities                                 1,927,851       1,595,704
  Deferred revenue                                      199,783         159,849
  Derivative liability                                2,673,602       2,896,969
  Convertible debenture                               3,151,200       2,983,348
  Current maturities of long-term debt                  119,904         194,904
  Note payable to stockholders                          550,827         238,891
--------------------------------------------------------------------------------
    Total current liabilities                        10,611,269      10,318,488
--------------------------------------------------------------------------------

Long-term debt, less current maturities                 928,952       1,009,364
--------------------------------------------------------------------------------

    Total liabilities                                11,540,221      11,327,852

Commitments and contingencies                                 -               -
Minority interest                                     2,573,231       1,709,258

Stockholders' deficit
  Common stock, par value $0.001;
    authorized 1,500,000,000 shares;
    issued and outstanding shares:
    1,126,108,010 and 1,101,261,449                   1,126,103       1,101,256
  Additional paid-in capital                         27,598,849      27,057,168
  Subscription receivable                               (17,000)        (17,000)
  Accumulated deficit                               (29,481,822)    (29,414,203)
--------------------------------------------------------------------------------
    Total stockholders' deficit                        (773,870)     (1,272,779)
--------------------------------------------------------------------------------
    Total liabilities and stockholders'
      deficit                                     $  13,339,582   $  11,764,331
--------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



For the Three Months Ended March 31,                   2008            2007
--------------------------------------------------------------------------------

Net sales                                         $   2,860,463   $   2,288,293
Cost of sales                                         2,102,431       1,198,348
--------------------------------------------------------------------------------

     Gross profit                                       758,032       1,089,945
--------------------------------------------------------------------------------

Operating expenses
  Selling, general and administrative expenses        1,463,156       1,636,185
  Non-cash compensation expense                          91,347          75,385
--------------------------------------------------------------------------------
     Total operating expenses                         1,554,503       1,711,570
--------------------------------------------------------------------------------

     Loss from operations                              (796,471)       (621,625)
--------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                     (478,632)       (710,466)
  Interest income                                         4,522               -
  Gain on sale/leaseback                                 20,775               -
  Gain on settlement of lititgation                     300,000               -
  Gain on forgiveness of debt                                 -          19,206
  Gain on derivative valuation                          882,187         333,850
--------------------------------------------------------------------------------
     Total other expense, net                           728,852        (357,410)
--------------------------------------------------------------------------------

     Net loss                                     $     (67,619)  $    (979,035)
--------------------------------------------------------------------------------

Basic and diluted loss per common share           $           -   $           -
--------------------------------------------------------------------------------
Basic and diluted weighted-average
  common shares outstanding                       1,112,189,352     656,170,242
--------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Three Months Ended March 31,                   2008            2007
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                        $     (67,619)  $    (979,035)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                       160,872         222,284
    Accretion expense                                   312,441         554,716
    Provision for doubtful accounts                       9,558               -
    Provision for obsolete inventory                      9,135               -
    Gain on forgiveness of debt                               -         (19,206)
    Gain on sale - leaseback                            (20,775)              -
    Non-cash compensation expense                        91,347          75,385
    Loan costs and interest withheld from
      loan proceeds                                      24,222               -
    Options issued to attorneys for services            130,000               -
    Change in valuation of derivatives                 (882,187)       (333,848)
    Changes in assets and liabilities:
      Trade accounts receivable                        (612,901)         18,134
      Inventory                                        (218,713)        229,278
      Prepaid expenses and deposits                     (23,667)          3,744
      Other current assets                             (121,933)        (39,144)
      Accounts payable                                  678,252           3,143
      Accrued liabilities                               352,921         185,327
      Deferred revenue                                   39,934         209,221
--------------------------------------------------------------------------------

       Net cash (used in) provided by
       operating activities                            (139,113)        129,999
--------------------------------------------------------------------------------

Cash flows from investing activities
  Intangibles purchased with cash                       (50,246)        (51,174)
  Amounts advanced to Diverse Talent Group, Inc.              -         (59,633)
  Investment in Play Beverages, LLC                           -        (750,000)
  Purchase of property and equipment                     (9,333)         (7,668)
--------------------------------------------------------------------------------

       Net cash used in investing activities            (59,579)       (868,475)
--------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from notes payable to related party          800,000         280,000
  Payments on notes payable to related party             (3,064)              -
  Proceeds from stock issued in private placement       204,000               -
  Principal payments on long-term debt                  (75,000)        (40,642)
  Capital contribution by initial members
    of After Bev Group LLC                                    -         500,000
--------------------------------------------------------------------------------

       Net cash provided by financing activities        925,936         739,358
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents               727,244             882

Cash and cash equivalents at beginning of year           82,761         146,050
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period        $     810,005   $     146,932
--------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED



For the Three Months Ended March 31,                  2008            2007
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for interest          $      15,277   $      32,460

Noncash investing and financing activities:
Stock issued in payment of notes payable and
  accrued interest                                $     100,000   $     468,595
Warrants issued with derivative liability
  features                                              700,000              -
Exchange AfterBev membership interest for
  distribution payable                                  863,973              -











              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Company consolidates all of its majority-owned subsidiaries and companies over which the Company exercises control through majority voting rights. The Company accounts for its investments in common stock of other companies that the Company does not control but over which the Company can exert significant influence using the cost method.

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (collectively, the "Company" or "CirTran"). These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly-owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., CirTran Beverage Corp., and during 2007, discontinued PFE Properties, LLC.

The consolidated financial statements also include the accounts of After Bev Group LLC, a majority-controlled subsidiary ("AfterBev"). At March 31, 2008, the Company had a four percent share of AfterBev's profits and losses, but maintained a 52 percent voting control interest. AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC ("PlayBev"), and the president and one of the directors of the Company own membership interests in PlayBev totaling 13.1 percent. PlayBev's operating agreement requires a 75 percent membership vote on major managerial and organizational decisions. None of the other members of PlayBev are affiliated with the Company. Accordingly, while the Company president and director own membership interests and have been appointed to two of the three executive management positions in PlayBev, the Company nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

Impairment of Long-Lived Assets -The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of March 31, 2008, the Company does not consider any of its long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $105,757 and $105,431 for the three months ended March 31, 2008 and 2007, respectively.

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

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 592,573,600 and 493,565,315 in potentially issuable common shares at March 31, 2008 and 2007, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2, which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, therefore the adoption of this pronouncement had no impact on the condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008. As a result, implementation of SFAS 159 had no impact on the Company's condensed consolidated financial statements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest, and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a significant effect on its consolidated financial position, results of operations or cash flows.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $67,619 and $979,035 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company had an accumulated deficit of $29,481,822. In addition, the Company used, rather than provided, cash in its operations in the amount of $139,113 during the quarter ended March 31, 2008, as compared to providing cash from operations of $129,999 during the same period in the previous year. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The Company has several new programs in development. These programs represent a new direction for the Company into the beverage industry, and support ongoing efforts in the consumer products contract manufacturing and media marketing industries. These new programs have the potential to carry higher profit margins than electronic manufacturing, and as a result, the Company is investing substantial resources into developing these activities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - INVENTORY

Inventory consists of the following:

                                                    March 31,      December 31,
                                                      2008             2007
--------------------------------------------------------------------------------
 Raw materials                                    $   1,921,133   $   1,910,029
 Work in process                                        291,875         398,978
 Finished goods                                         913,288         598,576
 Allowance / reserve                                   (978,102)       (968,967)
                                                  ------------------------------

      Totals                                      $   2,148,194   $   1,938,616
                                                  ==============================


NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consist of the following:

                                                                    Estimated
                                     March 31,     December 31,   Service Lives
                                       2008           2007           in Years
--------------------------------------------------------------------------------
Infomercial development costs      $    213,086           $ 162,840          7
Patents                                  45,660              45,660          7
ABS informerical                      1,186,382           1,186,382          5
Trademark                             1,220,068           1,220,068          7
Copyright                               115,193             115,193          7
--------------------------------------------------------------------------------
   Total intellectual property        2,780,389           2,730,143

   Less accumulated amortization       (746,666)           (640,910)
--------------------------------------------------------------------------------

   Intellectual property, net      $  2,033,723         $ 2,089,233
--------------------------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

                Year Ending December 31,
                ---------------------------------------------------------------
                    2008                                          $     317,270
                    2009                                                423,026
                    2010                                                423,026
                    2011                                                324,366
                    2012                                                222,498
                    2008                                                      -
                    Thereafter                                                -
                ---------------------------------------------------------------
                    Total                                         $   1,710,186
                ---------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Play Beverages, LLC

During 2006, Playboy Enterprises, Inc. ("Playboy") entered into a licensing agreement with PlayBev, a related party, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and "Rabbit Head" logo symbol. In 2007, PlayBev entered into an exclusive agreement with the Company to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world.

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement the Company was appointed as master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. During the three months ended March 31, 2008, the Company incurred $6,350 in royalty expenses due to PlayBev.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are billed to PlayBev and recorded as an account receivable. On March 19, 2008, the Company agreed to increase the maximum amount from $1,000,000 to $3,000,000 that it would carry as a receivable due from PlayBev in connection with these billed services, and to also begin charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and any accrued interest out of the royalties due PlayBev from the Company's distribution sales as described in the preceding paragraph. Amounts billed to PlayBev for marketing and development services amounted to $702,894 during the three months ended March 31, 2008, and were included in revenues for the Company's Marketing and Media segment. After netting this amount plus interest with earlier amounts billed to and due from PlayBev, with cumulative amounts due to PlayBev for royalties, the amount owed the Company was $2,140,034 at March 31, 2008.

After Bev Group, LLC

In an effort to finance the initial development and marketing of the new drink, in 2007 the Company with other investors formed AfterBev, a partially-owned, consolidated subsidiary of the Company. The Company contributed its expertise in exchange for a membership interest in AfterBev. Following AfterBev's organization the Company entered into consulting agreements with two individuals, one of whom was a Company director. The agreements provided that the Company assign to each individual approximately one-third of the Company's share in future AfterBev cash distributions, in exchange for their assistance in the initial AfterBev organization and planning, along with their continued assistance in subsequent beverage development and distribution activities. The agreements also provided that as the Company sold a portion of its membership interest in AfterBev, the individuals would each be owed their proportional assigned share distributions in the proceeds of such a sale. The actual payment of the distributions depended on what the Company did with the sale proceeds. If the Company used the proceeds to help finance beverage development and marketing activities, the payment of distributions would be deferred, pending collections from customers once beverage product sales eventually commenced. Otherwise, the proportional assigned share distributions would be due to the two individuals.

Throughout the rest of 2007, as energy drink development and marketing activities progressed, the Company raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were Company stockholders. In some cases, the Company sold a portion of its membership interest, including voting rights. In other cases, the Company sold merely a portion of its share of future AfterBev profits and losses. By the end of 2007, after taking into account the two interests it had assigned, the Company had retained a net 14 percent interest in AfterBev's profits and losses, but had retained 52 percent of all voting rights in AfterBev. The Company recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of the Company's original share of AfterBev. At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, who is one of the Company's directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he was granted a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of March 31, 2008, the director had sold 2.5 percent to an unrelated investor for a total of $625,000, and had retained the remaining 21.5 percent interest in AfterBev's profit and losses.

Transactions involving Officers, Directors, and Stockholders

Don L. Buehner was appointed to the Company's Board of Directors during 2007. Prior to his appointment as a director, Mr. Buehner bought the Company's building in a sale/leaseback transaction. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. The Company pays Mr. Buehner a monthly lease payment of $17,083, which is subject to annual adjustments in relation to the Consumer Price Index. Mr. Buehner has indicated he plans to retire from the Company's Board of Directors following the Company's Annual Meeting of Shareholders to be held on June 18, 2008.

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. Mr. Nora received no compensation under this arrangement during the three months ended March 31, 2008.

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev's profits and losses. Mr. Nora also advanced $446,800 to the Company during the three months ended March 31, 2008. Accordingly, at March 31, 2008, the Company owed Mr. Nora $330,117.

Prior to his appointment with the Company, Mr. Nora was also involved in the ANAHOP private placement of common stock. On April 11, 2008, Mr. Nora disassociated himself from the other principals of ANAHOP, and as part of the asset settlement relinquished ownership to the other principals of 12,857,144 shares of CirTran Corporation common stock, along with all of the warrants previously assigned to him.

In 2007, the Company issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000. The note is due on demand after May 2008. During the three months ended March 31, 2008, along with interest, the Company repaid principal of $3,064. At March 31, 2008, the principal amount owing on the note was $235,827. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. Under the terms of the notes, the Company received proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they are due on demand, with interest accruing at 12 percent per annum.

As of March 31, 2008, the Company president had advanced the Company $25,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Guthy-Renker - In 2006, the Company filed a lawsuit against Guthy-Renker ("Guthy"), alleging breach of a 2005 manufacturing and distribution agreement, and seeking unspecified damages in excess of several million dollars. On March 25, 2008, the parties settled the matter, and Guthy paid the Company $300,000 under the settlement agreement to resolve all claims.

Registration rights agreements - In May 2005, in connection with the Company's issuance of a convertible debenture to Highgate House Funds, Ltd. ("Highgate") (see Note 8), the Company granted to Highgate registration rights pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture were sold. The Company filed the registration statement in September 2005, and the registration statement was declared effective in August 2006.

In December 2005, in connection with the Company's issuance of a convertible debenture to YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. ("YA Global") (see Note 8), the Company granted to YA Global registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 32,608,696 shares and 10,000,000 warrants, and to keep the registration statement effective until all of the shares issuable upon conversion of the debenture have been sold.

In August 2006, in connection with the Company's issuance of a second convertible debenture to YA Global (See Note 8), the Company granted YA Global registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 74,291,304 shares and 15,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold.

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

NOTE 7 - NOTES PAYABLE

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance. At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. During the quarter ended March 31, 2008, $20,494 was accreted to interest expense, and equaled the carrying value of the note as of that date. The carrying value will continue to be accreted over the life of the note until the carrying value equals the face value of $700,000. The fair value of the derivative liability stemming from the associated warrants as of March 31, 2008 was $515,137.

In March 2008, the Company converted $75,000 owed to an unrelated member of AfterBev into a one-year, 10 percent promissory note, with interest payable quarterly.

NOTE 8 - CONVERTIBLE DEBENTURES

Highgate - In May 2005, the Company entered into an agreement with Highgate to issue to Highgate a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of the Company's assets. The Company and Highgate subsequently agreed to extend the maturity date to August 31, 2008.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2008 was $193,952.

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

As discussed in Note 6, the Company granted Highgate registration rights related to the issuance of the debenture.

The Company determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which equaled the remaining face value of the debenture. The fair value of the derivative liability stemming from the debenture's conversion feature as of March 31, 2008 was $377,806.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds were used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the three months ended March 31, 2008, Highgate converted $100,000 of debenture principal into a total of 8,703,704 shares of common stock.

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

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of the Company's common stock at a conversion price equal to an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at March 31, 2008 was $195,288.

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

As discussed in Note 6, the Company granted YA Global registration rights related to the issuance of the December Debenture and warrants.

The Company determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. As of March 31, 2008 the carrying value of the December Debenture was $1,305,938. The carrying value will be accreted over the life of the December Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of March 31, 2008 was $651,289.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of March 31, 2008, YA Global had not converted any of the December Debenture into shares of the Company's common stock.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2007 was $146,794.

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

In connection with the issuance of the August Debenture, the Company granted YA Global registration rights related to the issuance of the August Debenture and warrants (See Note 6).

The Company determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of March 31, 2008, the carrying value of the August Debenture was $975,126. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of March 31, 2008 was $980,450.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

As of December 31, 2007, YA Global had not converted any of the August Debenture into shares of the Company's common stock.

NOTE 9 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2008, the Company issued the following shares of restricted common stock:

         8,703,704 shares for payment of $100,000 of principal on the debenture to Highgate (see Note 8). Associated with the debenture conversion payment was a related decrease in the derivative liability of $41,180.

         A total of 16,142,857 shares were sold in four separate private placement transactions for $204,000. The proceeds were based on the fair market value on the day the shares were sold.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of March 31, 2008, there were no more options outstanding from the three Stock Option Plans adopted during 2003 and 2004. As of that same date, options to purchase a total of 56,800,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued. As of March 31, 2008, options and share purchase rights to acquire a total of 22,960,000 shares of common stock at been issued from the 2008 Stock Option Plan, also out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the three months ended March 31, 2008, the Company granted options to purchase 12,960,000 shares of common stock to employees. The fair market value of the options aggregated $91,347.

Option awards to employees are granted with an exercise price equal to the market price of the Company's stock at the date of grant, most granted in the past have vested immediately, and most have had four-year contractual terms.

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

                                                   Three months ended March 31,
                                                      2008             2007
                                                  -------------   --------------
  Expected dividend yield                              -                -
  Risk free interest rate                           1.4%-2.7%         4.85%
  Expected volatility                               118%-120%          109%
  Weighted average volatility                         119%             109%
  Expected term (in years)                            2.50             0.10
  Weighted average fair value per share              $0.008           $0.010

A summary of the stock option activity under the Plans as of March 31, 2008, and changes during the three months then ended is presented below:

                                                    Weighted-
                                    Weighted-        Average
                                     Average        Remaining       Aggregate
                                     Exercise      Contractual      Intrinsic
                         Shares       Price           Life            Value
                       ----------  ------------   -------------   --------------
Outstanding at
 December 31, 2007     46,800,000  $      0.013
  Granted              12,960,000  $      0.018
  Exercised                     -  $          -
  Forfeited            (3,600,000) $      0.013
                       ----------
Outstanding at
 March 31, 2008        56,160,000  $      0.014            4.27   $           -
                       ==========  ============   =============   ==============

Excercisable at
 March 31, 2008        53,760,000  $      0.013            4.30   $           -
                       ==========  ============   =============   ==============

There were no options exercised during the three months ended March 31, 2008 and 2007. As of March 31, 2008, there was $13,949 in unrecognized compensation cost related to nonvested options outstanding that is expected be recognized over a weighted average period of 3.5 years.

Share Purchase Rights - In January 2008, the Company granted share purchase rights to attorneys to acquire 10,000,000 shares of common stock at a price of $0.0001 per share. The purchase rights were granted in order that the attorneys could sell the underlying shares and thus satisfy amounts due for legal services rendered. Additional legal expense of $130,000 was recognized as the fair market value at the time the stock purchase rights were awarded. Fair market value was estimated using the Black-Scholes valuation model, and using assumptions for volatility and estimated term as being close to zero since it was assumed that the rights would be exercised almost immediately. As a result, the valuation of the stock purchase rights was calculated to be virtually the same as the fair value of the underlying common stock on the date of issuance.

Warrants - In connection with the YA Global convertible debenture issued in December 2005, the Company issued three-year warrants to purchase 10,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.09 per share, and vested immediately, and had a three-year contractual life. In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.06 per share, and vested immediately. In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there are warrants outstanding at March 31, 2008 to purchase a total of 66,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

In February 2008, in connection with issuing a promissory note, the Company also issued five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share.

The Corporation currently maintains an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (See Notes 6 and 7).

NOTE 11 -SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company has three reportable segments: Electronics Assembly, Contract Manufacturing, and Marketing and Media. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. During the fourth quarter of 2007 and first quarter of 2008, this segment also included results of operations relating to beverage distribution, sales of which accounted for approximately three percent of total revenue during the three months ended March 31, 2008. The Company anticipates including operations relating to energy drink distribution in a separate segment in the event such operations become more significant in relation to overall Company operations.

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

                     Electronics     Contract       Marketing
                      Assembly     Manufacturing    and Media          Total
--------------------------------------------------------------------------------

Three months ended
March 31, 2008

  Sales to external
    customers        $   670,932   $    836,078   $   1,353,453   $   2,860,463
  Intersegment sales           -              -               -               -
  Segment income
    (loss)              (219,181)       259,635        (108,073)        (67,619)
  Segment assets       7,552,317        515,682       5,271,583      13,339,582
  Depreciation and
    amortization          95,692         64,696             484         160,872

Three months ended
March 31, 2007

  Sales to external
    customers        $ 1,081,000   $    737,630   $     469,663   $   2,288,293
  Intersegment sales           -              -               -               -
  Segment loss          (704,684)      (214,262)        (60,089)       (979,035)
  Segment assets       8,320,190      2,667,204         577,405      11,564,799
  Depreciation and
    amortization         161,687         60,544              53         222,284



                                                          Three months
                                                         ended March 31,
                                                  ------------------------------
                    Sales                              2008             2007
--------------------------------------------------------------------------------

Total sales for reportable segments               $   2,860,463   $   2,288,293
Elimination of intersegment sales                             -               -
--------------------------------------------------------------------------------

Consolidated net sales                            $   2,860,463   $   2,288,293
--------------------------------------------------------------------------------


                                                             March 31,
                                                  ------------------------------
                Total assets                           2008             2007
--------------------------------------------------------------------------------

Total assets for reportable segments              $  13,339,582   $  11,564,799
Adjustment for intersegment amounts                           -               -
--------------------------------------------------------------------------------

Consolidated total assets                         $  13,339,582   $  11,564,799
--------------------------------------------------------------------------------

NOTE 12 - GEOGRAPHIC INFORMATION

The Company currently maintains approximately $726,000 of capitalized tooling costs in China. All other revenue-producing assets are located in the U.S. While the Company ships products overseas on behalf of its customers, those customers are located almost exclusively in the United States.

NOTE 13 - SUBSEQUENT EVENTS

In April 2008, Highgate converted a total of $250,000 of principal on its convertible debenture into 27,382,256 shares of the Company's common stock at an aggregate conversion rate of $0.009 per share. Also in April 2008, the Company's attorneys exercised a share purchase right for 10,000,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

CirTran USA accounted for 23 percent and 47 percent of our total revenues during the first quarters of 2008 and 2007, respectively, generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Such sales were 28 and 30 percent of our total revenues during the three months ended March 31, 2008 and 2007, respectively.

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. These sales comprised two percent and three percent of total sales for, respectively, the quarters ended March 31, 2008 and 2007.

CirTran Media provides end-to-end services to the direct response and entertainment industries. During the first quarters of 2008 and 2007, this subsidiary's revenues were four percent and 17 percent of total sales, respectively.

CirTran Online sells products via the internet, and provides services and support to internet retailers. In conjunction with partner GMA, revenues from this division were 16 percent and three percent of total revenues during the first three months of 2008 and 2007, respectively.

CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks, which in the future is anticipated to include flavored water beverages, and related merchandise. We have also entered into an agreement with PlayBev, a related party who holds the Playboy license. We provide development and promotional services to PlayBev, and pay a royalty based on our product sales and manufacturing costs. Services billed to PlayBev during the three months ended March 31, 2008 under this arrangement accounted for 24 percent of total sales. We also sold a limited amount of energy drink beverages during this same period, which amounted to three percent of total sales.

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-KSB at pages 13 through 22. The fact that some of these risk factors may be the same or similar to our past reports filed with the SEC means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are common in the industry does not lessen their significance. The forward-looking statements contained in this report, are made as of the date of this report and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in such forward-looking statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Sales and Cost of Sales

Net sales increased 25 percent to $2,860,463 for the quarter ended March 31, 2008, as compared to $2,288,293 for the quarter ended March 31, 2007. The increase is primarily attributable to revenue provided by the CirTran Online and CirTran Beverage subsidiaries, the effect of which was experienced primarily during the latter half of 2007. Revenues from services billed within those two divisions aggregated $1,234,446 during the first three months of 2008, as compared to $72,110 during the same period during the prior year. We also had higher revenues attributable to increased shipments of the CoreEvolution exercise product, which is why 2008's first-quarter CirTran Asia sales were higher by $116,978, or 17 percent, as compared to 2007.

These sales increases were offset by sales decreases in CirTran USA, which experienced a decline in sales of $408,880, or 38 percent, during the first quarter of 2008 as compared to the prior year's first quarter. The reason for the decline was mainly attributable to (1) a "one-time" order shipped in 2007 that was not duplicated during the subsequent year, and (2) the effects of the national economic decline that has resulted in a decrease in cable assembly and electronic orders from our traditional customers. These customers are placing orders with us in the current period at lower amounts than in 2007. Shipments of CirTran Product items remained relatively insignificant during both comparative periods, as shipments of True Ceramic Pro ("TCP") flat hair iron units virtually ceased at the beginning of 2007. However, during the first three months of 2008 we finished our infomercial development, performed media tests, and expect that TCP shipments will begin again by mid-2008.

Cost of sales, as a percentage of sales, increased to 73 percent from 52 percent for the three months ended March 31, 2008, as compared to the prior year. Consequently, the gross profit margin decreased to 27 percent from 48 percent, respectively, for the same time period. The decrease in gross profit margin was attributable to the significant shift in the sales mix of products and services experienced during 2008 as compared to 2007. One of the primary reasons for the difference was the arrangement we have with GMA. Pursuant to our Assignment and Exclusive Services Agreement, we recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. This management fee is included in our cost of revenue. Another reason the gross margin decreased was due to the nature of our manufacturing and distribution agreement with PlayBev. CirTran Beverage invoices PlayBev for beverage development and marketing services, which are very low margin projects. However, we anticipate that gross profit margins for CirTran Beverage will increase during 2008, as we begin distributing more of the Playboy Energy Drink beverages.

The following chart presents comparisons of sales, cost of sales and gross profits generated by our three operating segments, i.e., Contract Manufacturing, Electronics Assembly, and Marketing and Media during the three months ended March 31, 2008 and 2007.

--------------------------------------------------------------------------------
     Segment            Year           Sales      Cost of sales    Gross profit
--------------------------------------------------------------------------------
Contract                2008       $    836,078   $     547,992   $     288,086
Manufacturing           2007            737,630         483,329         254,301
--------------------------------------------------------------------------------

Electronics             2008            670,932         415,270         255,662
Assembly                2007          1,081,000         715,019         365,981
--------------------------------------------------------------------------------

Marketing/              2008          1,353,453       1,139,169         214,284
Media                   2007            469,663               -         469,663
--------------------------------------------------------------------------------

Selling, General and Administrative Expenses

During the first quarter ended March 31, 2008, selling, general and administrative expenses decreased by 11 percent as compared to the same period during 2007. The primary reason for the decrease was the absence during 2008 of significant costs associated with our former business partner, Diverse Talent Group. However, these cost savings were offset somewhat by increases in legal, travel, and advertising expenses associated with expanding activities in connection with finishing our TCP-related infomercial, and completing litigation efforts.

Non-cash compensation expense

Compensation expense in connection with granting options to employees to purchase common stock increased by 21 percent for the three months ended March 31, 2008 as compared to the prior year. The increase resulted primarily from the difference in the expected term used in calculating the valuation attributable to the option awards. The expected term presumed for options awarded during the first part of 2007 was significantly lower than that used during 2008.

Other income and expense

Major components of other income and expense were as follows:

         o Interest expense for the first three months of 2008 was $478,632 as compared to $710,466 for the comparative period in 2007, a decrease of 33 percent. The decrease related primarily to elimination of the mortgage on our building through a sale and leaseback arrangement.

         o During the first quarter of 2008, we arrived at a settlement agreement in connection with litigation, and were paid $300,000 to resolve all claims.

         o We also recorded a gain of $882,187 on our derivative valuation for the quarter ended March 31, 2008, as compared to $333,850 derived during the quarter ended March 31, 2007. The difference resulted from the varying valuations calculated during the respective periods, taking into account differing debt levels of the underlying convertible debentures, along with the different market values of our common stock.

As a result of all of the above factors, our overall net loss decreased 93 percent to $67,619 for the three months ended March 31, 2008, as compared to $979,035 for the same period of the previous year.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $29,481,822 at March 31, 2008, and $29,414,203 at December 31, 2007. Our net loss for the first quarter of 2008 was $67,619, compared to $979,035 for the first quarter of 2007. Our current liabilities exceeded our current assets by $4,578,832 as of March 31, 2008, and $5,986,817 as of December 31, 2007. The primary reasons for the difference were a combination of increases in accounts receivable and other current assets. For the quarter ended March 31, 2008, we experienced negative cash flows from operating activities of $139,113, as compared to positive cash flows from operations during the previous year of $129,999.

Cash

Most of the difference in cash used, as compared to cash provided, by operations for the initial three-month periods of 2008 and 2007 stemmed from the differences in various non-cash elements of gain and loss such as lower accretion expenses, and the gain relating to the change in derivative valuations on the convertible debentures and related warrants. Aside from these factors, operating cash flows were primarily affected by amounts spent for the development and initial marketing efforts related to the Playboy-licensed energy drink, and then billed to PlayBev, along with amounts spent on raising inventory levels in connection with the energy drink.

Accounts Receivable

The increase in accounts receivable at March 31, 2008 as compared to December 31, 2007, resulted from additional amounts billed to PlayBev during the first quarter of 2008. During 2007, we agreed to provide services to PlayBev for initial development, marketing, and promotion of the energy drink. We bill these services to PlayBev and record the amount as an account receivable.

Accounts payable and accrued liabilities

Quarter-end accounts payable, distributions payable, and other accrued liabilities owing at March 31, 2008 increased by $71,426 when compared to corresponding year-end amounts at December 31, 2007. Accounts payable were higher due to activity related to PlayBev-related services performed during the first quarter of 2008. This increase was offset somewhat by a reduction in distributions payable owed to a member of our Board of Directors by assignment to him of a portion of our membership interest in AfterBev, and which was subsequently relinquished.

Liquidity and financing arrangements

We have a history of substantial losses from operations, and of using rather than providing cash in operations. We had an accumulated deficit of $29,481,822, along with a total stockholders' deficit of $773,870 at March 31, 2008. In addition, during the first quarter of 2008, we have used, rather than provided, cash in our operations. As of March 31, 2008, our monthly operating costs plus interest expense payable in cash averaged approximately $495,000 per month.

In conjunction with our efforts to improve our results of operations we are also actively seeking infusions of capital from investors, and are seeking sources to repay our existing convertible debentures. In our current financial condition, it is unlikely that we will be able to obtain additional debt financing at a reasonable cost. Even if we did acquire additional debt, we would be required to devote additional cash flow to servicing the debt, and either securing the debt with assets, or paying a premium cost. Accordingly, we are looking to obtain equity financing to meet our anticipated capital needs. There can be no assurances that we will be successful in obtaining such capital. If we issue additional shares for equity or in connection with debt, this will dilute the value of our common stock and existing shareholders' positions.

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

Convertible Debentures

Highgate House Funds, Ltd. - In May 2005, we entered into an agreement with Highgate to issue a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of our assets. Highgate has agreed to extend the maturity date of the Debenture to August 31, 2008. (See Note 8 to the unaudited condensed consolidated financial statements included in Item 1 of this report.)

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2008 was $193,952.

We determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which was the remaining face value of the debenture. The fair value of the derivative liability stemming from the debenture's conversion feature as of March 31, 2008 was $377,806.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds were used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During the three months ended March 31, 2008, Highgate converted $100,000 of debenture principal into a total of 8,703,704 shares of common stock, and subsequent to March 31, 2008, Highgate converted an additional $250,000 of debenture principal.

YA Global December Debenture - In December 2005, we entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008 and has a security interest in all our assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to August 31, 2008. (See Note 8 to the unaudited condensed consolidated financial statements included in Item 1.)

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of our common stock at a conversion price equal to an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at March 31, 2008 was $195,288.

We determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. As of March 31, 2008 the carrying value of the December Debenture was $1,305,938. The carrying value will be accreted over the life of the December Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of December 31, 2007 was $651,286.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of March 31, 2008, YA Global had not converted any of the December Debenture into shares of our common stock.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture"). (See Note 8 to the unaudited condensed consolidated financial statements in Item 1.)

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2008 was $146,794.

YA Global is entitled to convert, at its option, all or part of the principal amount owing under the August Debenture into shares of our common stock at a conversion price equal 100 percent of the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date.

We determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of March 31, 2008 the carrying value of the August Debenture was $975,126. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of March 31, 2008 was $980,450.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

As of March 31, 2008, YA Global had not converted any of the August Debenture into shares of our common stock.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of March 31, 2008, we do not consider any of our long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $105,757 and $105,431 for the three months ended March 31, 2008 and 2007, respectively.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at March 31, 2008 have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2008. We do not enter into financial instruments for trading or speculative purposes and do not utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

During the three months March 31, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

With respect to all other legal proceedings described in our most recent Annual Report on Form 10-KSB at pages 23 through 25, there were no further material developments that occurred during the quarter ended March 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the periods covered by this report, we issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended ("Securities Act") as follows:

         o 8,703,704 shares of common stock were issued to Highgate as a conversion payment of $100,000 of principal on our debenture obligation. The blended conversion rate of $0.011 was determined as being the lesser of $0.10 per share or an amount equal to the lowest closing bid price of our common stock during the twenty trading days immediately preceding the conversion date, pursuant to the terms of the debenture agreement.

         o A total of 16,142,857 shares were sold in four separate private placement transactions for $204,000. In each of the four sales, the proceeds were determined based on the fair market value on the day the shares were sold.

In each case, we relied on exemptions provided under the Securities Act. We took steps to see that the investors had available the same type of information that would be included in a registration statement. In addition, each certificate representing shares issued pursuant to those exemptions was inscribed by the restricted legend required by Rule 144.

Item 5.  Other Information

At present we have no separate Audit, Nominating, Compensation, or Corporate Governance committees working under the direction of the Board of Directors. All decisions and activities normally conducted by such committees are performed by the full Board of Directors.

Item 6.  Exhibits

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

31.1               Certification of President

31.2               Certification of Chief Financial Officer

32.1               Certification pursuant to 18 U.S.C. Section 1350 - President

32.2               Certification pursuant to 18 U.S.C. Section 1350 - Chief
                   Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CIRTRAN CORPORATION


                                              /s/ Iehab Hawatmeh
                                              ----------------------------------
Dated: May 15, 2008                           By: Iehab Hawatmeh
                                              President and Principal Executive
                                              Officer



                                              /s/ David Harmon
                                              ----------------------------------
Dated: May 15, 2008                           By: David Harmon
                                              Principal Financial and Accounting
                                              Officer

--------------------------------------------------------------------------------