Form 10-Q
period 2008-06-30
CIRTRAN CORP
filed 2008-08-14
CIK 813716

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding at August 8, 2008 was 1,213,490,266 shares.

                              CIRTRAN CORPORATION
                                   FORM 10-Q

                  For the Quarterly Period Ended June 30, 2008

                                      INDEX

                                                                           Page
                                                                           ----

                         PART I - FINANCIAL INFORMATION

 Item 1    Financial Statements (unaudited)
             Condensed Consolidated Balance Sheets.......................     3
             Condensed Consolidated Statements of Operations.............     4
             Condensed Consolidated Statements of Cash Flows.............     5
             Notes to Condensed Consolidated Financial Statements........  7-19

 Item 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................... 20-26

 Item 3    Quantitative and Qualitative Disclosures About Market Risk....    26

 Item 4    Controls and Procedures.......................................    26

                           PART II - OTHER INFORMATION

 Item 1    Legal Proceedings.............................................    27

 Item 2    Unregistered Sales of Equity Securities and Use of Proceeds...    27

 Item 4    Submission of Matters to a Vote of Security Holders...........    28

 Item 5    Other Information.............................................    28

 Item 6    Exhibits...................................................... 28-33

 Signatures                                                                  34

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   June 30,        December 31,
                                                    2008              2007
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                     $       25,912   $       82,761
  Trade accounts receivable, net of allowance
    for doubtful accounts of $78,121 and
    $55,742, respectively                              700,899          411,899
  Receivable due from related party                  3,919,829        1,438,967
  Inventory, net of reserve of $906,733 and
    $968,967, respectively                           2,307,834        1,938,616
  Prepaid deposits                                     150,461          129,592
  Other                                                407,695          329,836
--------------------------------------------------------------------------------
     Total current assets                            7,512,630        4,331,671

Investment in securities, at cost                    1,820,000        1,820,000
Investment in related party                            750,000          750,000
Deferred offering costs, net                            54,017          102,462
Long-term receivable                                 1,665,000        1,665,000
Property and equipment, net                            884,596          986,184
Intellectual property, net                           1,932,883        2,089,233
Other assets, net                                       19,781           19,781
--------------------------------------------------------------------------------

     Total assets                               $   14,638,907   $   11,764,331
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                              $    2,137,452   $    1,326,533
  Short-term advances payable                        1,484,393          175,000
  Distribution payable                                       -          747,290
  Accrued liabilities                                1,897,396        1,595,704
  Deferred revenue                                     491,036          159,849
  Derivative liability                               1,717,876        2,896,969
  Convertible debenture                              3,169,053        2,983,348
  Current maturities of long-term debt                 119,904          194,904
  Notes payable to stockholders                        885,893          238,891
--------------------------------------------------------------------------------
     Total current liabilities                      11,903,003       10,318,488
--------------------------------------------------------------------------------

Long-term debt, less current maturities                936,327        1,009,364
--------------------------------------------------------------------------------

     Total liabilities                              12,839,330       11,327,852

Commitments and contingencies                                -                -
Minority interest                                    2,573,231        1,709,258

Stockholders' deficit
  Common stock, par value $0.001; authorized
    1,500,000,000 shares; issued and
    outstanding shares: 1,210,490,266 and
    1,101,261,449                                    1,210,485        1,101,256
  Additional paid-in capital                        28,170,077       27,057,168
  Subscription receivable                              (17,000)         (17,000)
  Accumulated deficit                              (30,137,216)     (29,414,203)
--------------------------------------------------------------------------------
Total stockholders' deficit                           (773,654)      (1,272,779)
--------------------------------------------------------------------------------
Total liabilities and stockholders' deficit     $   14,638,907   $   11,764,331
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                       CIRTRAN CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three months ended                   Six months ended
                                                          June 30,                            June 30,
                                                    2008              2007              2008             2007
------------------------------------------------------------------------------------------------------------------
Net sales                                       $    4,240,121   $     2,878,156   $    7,100,584   $   5,166,449
Cost of sales                                        3,465,460         1,252,284        5,567,891       2,450,216
------------------------------------------------------------------------------------------------------------------

     Gross profit                                      774,661         1,625,872        1,532,693       2,716,233
------------------------------------------------------------------------------------------------------------------

Operating expenses
  Selling, general and
    administrative expenses                          1,764,717         2,852,855        3,227,873       4,489,460
  Non-cash compensation expense                            996                 -           92,343          75,385
------------------------------------------------------------------------------------------------------------------
     Total operating expenses                        1,765,713         2,852,855        3,320,216       4,564,845
------------------------------------------------------------------------------------------------------------------

     Loss from operations                             (991,052)       (1,226,983)      (1,787,523)     (1,848,612)
------------------------------------------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                    (565,369)         (749,322)      (1,044,001)     (1,459,791)
  Interest income                                       57,784                 -           62,306               -
  Gain on sale/leaseback                                20,268                 -           41,043               -
  Gain on settlement of lititgation                          -                 -          300,000               -
  Gain on forgiveness of debt                                -             4,542                -          23,748
  Gain on derivative valuation                         822,975          (595,607)       1,705,162        (261,756)
------------------------------------------------------------------------------------------------------------------
     Total other income (expense), net                 335,658        (1,340,387)       1,064,510      (1,697,799)
------------------------------------------------------------------------------------------------------------------

     Net loss                                   $     (655,394)  $    (2,567,370)  $     (723,013)  $  (3,546,411)
------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per
  common share                                  $            -   $             -   $            -   $           -
------------------------------------------------------------------------------------------------------------------
Basic and diluted weighted-average
  common shares outstanding                      1,164,019,688       780,887,275    1,138,104,520      725,305,594
------------------------------------------------------------------------------------------------------------------

                                The accompanying notes are an integral part of these
                                   condensed consolidated financial statements.



                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



For the Six Months Ended June 30,                     2008            2007
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                      $     (723,013)  $   (3,546,411)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                      322,217          433,842
    Accretion expense                                  662,668        1,169,265
    Provision for doubtful accounts                     22,379                -
    Provision for obsolete inventory                     9,135                -
    Gain on forgiveness of debt                              -          (23,748)
    Gain on sale - leaseback                           (41,043)         (20,269)
    Non-cash compensation expense                       92,343           75,385
    Loan costs and interest withheld from
      loan proceeds                                     48,445                -
    Stock purchase rights and warrants issued
      to attorneys and consultants for services        147,028                -
    Change in valuation of derivative               (1,705,162)         261,759
    Changes in assets and liabilities:
      Trade accounts receivable                     (2,792,242)        (246,369)
      Inventory                                       (378,353)         (95,236)
      Prepaid expenses and deposits                     (5,868)          (2,809)
      Other current assets                             (77,859)          16,154
      Accounts payable                               1,017,602          (36,816)
      Accrued liabilities                              360,570          190,103
      Deferred revenue                                 331,187          164,670
--------------------------------------------------------------------------------

        Net cash used in operating activities       (2,709,966)      (1,660,480)
--------------------------------------------------------------------------------

Cash flows from investing activities
  Intangibles purchased with cash                      (54,946)         (45,202)
  Amounts advanced to Diverse Talent Group,
    Inc.                                                     -         (109,633)
  Proceeds from the sale of property and
    equipment                                                -        2,500,000
  Purchase of property and equipment                    (9,333)        (135,600)
--------------------------------------------------------------------------------

       Net cash (used in) provided by
       investing activities                            (64,279)       2,209,565
--------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from notes payable to related party       1,100,000          330,000
  Payments on notes payable to related party           (57,997)         (60,000)
  Net borrowings in connection with short-term
    advances                                         1,309,393                -
  Proceeds from stock issued in private
    placement                                          441,000                -
  Principal payments on long-term debt                 (75,000)      (1,232,992)
  Proceeds of sale of a portion of initial
    interest in AfterBev                                     -          750,000
--------------------------------------------------------------------------------

       Net cash provided by (used in)
       financing activities                          2,717,396         (212,992)
--------------------------------------------------------------------------------

Net (decrease) increase in cash and cash
  equivalents                                          (56,849)         336,093

Cash and cash equivalents at beginning of year          82,761          146,050
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period      $       25,912   $      482,143
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED


For the Six Months Ended June 30,                     2008            2007
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow
  information:
Cash paid during the period for interest        $       83,878   $       61,760

Noncash investing and financing activities:
Stock issued in payment of notes payable and
  accrued interest                              $      350,000   $      100,000
Common stock issued for partial conversion
  of debentures                                              -        1,062,509
Common stock issued for the 1.2 for 1 forward
  stock split                                                -          140,572
Deferred gain on the sale and leaseback of
  office building                                            -          810,736
Investment in Play Beverages, LLC                            -          750,000
Warrants issued with derivative liability
  features                                             700,000                -
Exchange AfterBev membership interest for
  distribution payable                                 863,973                -


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

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (collectively, the "Company" or "CirTran"). These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three- and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly-owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., CirTran Beverage Corp., and during 2007, discontinued PFE Properties, LLC.

The consolidated financial statements also include the accounts of After Bev Group LLC, a majority-controlled subsidiary ("AfterBev"). At June 30, 2008, the Company had a four percent share of AfterBev's profits and losses, but maintained a 52 percent voting control interest. AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC ("PlayBev"), and the president and one of the directors of the Company own membership interests in PlayBev totaling 14.35 percent. As of June 30, 2008, PlayBev's operating agreement required a 75 percent membership vote on major managerial and organizational decisions. None of the other members of PlayBev are affiliated with the Company. Accordingly, while the Company president and director own membership interests and have been appointed to two of the three executive management positions in PlayBev, the Company nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of June 30, 2008, the Company does not consider any of its long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $105,540 and $105,431 for the three months ended June 30, 2008 and 2007, respectively, and was $211,297 and $210,863 for the six months ended June 30, 2008 and 2007, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair values of the derivative instruments are remeasured each quarter.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 935,587,200 and 360,350,500 in potentially issuable common shares at June 30, 2008 and 2007, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2, which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, therefore the adoption of this pronouncement had no impact on the condensed consolidated financial statements.

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

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $723,013 and $3,546,411 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had an accumulated deficit of $30,137,216. In addition, the Company used, rather than provided, cash in its operations in the amount of $2,709,966 and $1,660,480 during the six months ended June 30, 2008 and 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - INVENTORY

Inventory consists of the following:

                                                   June 30,        December 31,
                                                    2008               2007
                 ---------------------------------------------------------------
                 Raw materials                  $    1,906,906   $    1,910,029
                 Work in process                       370,508          398,978
                 Finished goods                        937,153          598,576
                 Allowance / reserve                  (906,733)        (968,967)
                                                --------------------------------

                      Totals                    $    2,307,834   $    1,938,616
                                                ================================

NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consist of the following:

                                                                    Estimated
                                  June 30,       December 31,     Service Lives
                                    2008            2007             in Years
--------------------------------------------------------------------------------
Infomercial development costs   $     217,786   $      162,840          7
Patents                                45,660           45,660          7
ABS informerical                    1,186,382        1,186,382          5
Trademark                           1,220,068        1,220,068          7
Copyright                             115,193          115,193          7
--------------------------------------------------------------
Total intellectual property         2,785,089        2,730,143

Less accumulated amortization        (852,206)        (640,910)
--------------------------------------------------------------

Intellectual property, net      $   1,932,883   $    2,089,233
--------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

                    Year Ending December 31,
                    ------------------------------------------
                    2008                         $     211,513
                    2009                               423,026
                    2010                               423,026
                    2011                               324,366
                    2012                               222,498
                    ------------------------------------------
                    Total                       $    1,604,429
                    ------------------------------------------

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

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement the Company was appointed as master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. During the three and six months ended June 30, 2008, the Company incurred $104,640 and $110,990 in royalty expenses due to PlayBev.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are billed to PlayBev and recorded as an account receivable. On March 19, 2008, the Company agreed to increase the maximum amount from $1,000,000 to $3,000,000 that it would carry as a receivable due from PlayBev in connection with these billed services, and to also begin charging interest on the outstanding amounts owing at a rate of 7 percent per annum. Interest income accrued on the amounts due for the three and six months ended June 30, 2008 was $57,784 and $62,306, respectively. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev from the Company's distribution sales as described in the preceding paragraph. Amounts billed to PlayBev for marketing and development services amounted to $1,826,651 and $2,529,545, respectively, during the three and six months ended June 30, 2008, and were included in revenues for the Company's Marketing and Media segment. After netting this amount plus interest with earlier amounts billed to and due from PlayBev, with cumulative amounts due to PlayBev for royalties, the amount owed the Company was $3,919,829 at June 30, 2008.

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

Throughout the rest of 2007, as energy drink development and marketing activities progressed, the Company raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were Company stockholders. In some cases, the Company sold a portion of its membership interest, including voting rights. In other cases, the Company sold merely a portion of its share of future AfterBev profits and losses. By the end of 2007, after taking into account the two interests it had assigned, the Company had retained a net 14 percent interest in AfterBev's profits and losses, but had retained 52 percent of all voting rights in AfterBev. The Company recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of the Company's original share of AfterBev. At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, who is one of the Company's directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he was granted a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of June 30, 2008, the director had sold 5.5 percent to unrelated investors for a total of $1,270,000, and had retained the remaining 18.5 percent interest in AfterBev's profit and losses. In turn, the director loaned these sales proceeds to the Company in the form of unsecured advances.

Transactions involving Officers, Directors, and Stockholders

Don L. Buehner was appointed to the Company's Board of Directors during 2007. Prior to his appointment as a director, Mr. Buehner bought the Company's building in a sale/leaseback transaction. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. The Company pays Mr. Buehner a monthly lease payment of $17,083, which is subject to annual adjustments in relation to the Consumer Price Index. Mr. Buehner retired from the Company's Board of Directors following the Company's Annual Meeting of Shareholders on June 18, 2008.

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. During the first half of 2008, Mr. Nora received no compensation under this arrangement, however at June 30, 2008, the Company owed him $36,350 stemming from investment proceeds received under various financing arrangements during the first six months of 2008.

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev's profits and losses. Including the $1,270,000 obtained from his sales of AfterBev membership interests, and after offsetting advance amounts subsequently repaid to him by the Company, Mr. Nora loaned the Company a net $796,267 in the form of unsecured advances during the six months ended June 30, 2008. Accordingly, at June 30, 2008, the Company owed Mr. Nora $679,584.

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

In 2007, the Company issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000. The note was due on demand after May 2008. During the six months ended June 30, 2008, along with interest, the Company repaid principal of $4,413. At June 30, 2008, the principal amount owing on the note was $234,478. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During the three months ended June 30, 2008, the Company repaid $53,585 in principal to the family member.

As of June 30, 2008, the Company president had advanced the Company $125,000.

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

NOTE 7 - NOTES PAYABLE

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance. At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. During the six months ended June 30, 2008, $78,776 was accreted to interest expense, and equaled the carrying value of the note as of that date. The carrying value will continue to be accreted over the life of the note until the carrying value equals the face value of $700,000. The fair value of the derivative liability stemming from the associated warrants as of June 30, 2008 was $175,324.

In March 2008, the Company converted $75,000 owed to an unrelated member of AfterBev into a one-year, 10 percent promissory note, with interest payable quarterly.

In April 2008, the Company issued a 12 percent promissory note to an individual for $315,000. As in the case with similar notes issued in March 2008, the Company received proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. This note was due in May 2008, after which it became due on demand, with interest accruing at 12 percent per annum. The Company president also agreed to personally guarantee the payment of this note.

NOTE 8 - CONVERTIBLE DEBENTURES

Highgate - In May 2005, the Company entered into an agreement with Highgate to issue to Highgate a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of the Company's assets. The Company and Highgate subsequently agreed to extend the maturity date to August 31, 2008.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2008 was $213,409.

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

The Company determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value was accreted over the life of the debenture until December 31, 2007, the original maturity date. After reflecting such accretions, as well as principal conversions since May 2005, the remaining carrying value of the Debenture was $620,136 as of June 30, 2008. The fair value of the derivative liability stemming from the debenture's conversion feature as of June 30, 2008 was $185,496.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds were used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the six months ended June 30, 2008, Highgate converted $350,000 of debenture principal into a total of 36,085,960 shares of common stock.

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

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of the Company's common stock at a conversion price equal to an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at June 30, 2008 was $240,164.

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

The Company determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. As of June 30, 2008 the carrying value of the December Debenture was $1,450,689. The carrying value will be accreted over the life of the December Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of June 30, 2008 was $448,682.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of June 30, 2008, YA Global had not converted any of the December Debenture into shares of the Company's common stock.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2008 was $191,671.

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

The Company determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of June 30, 2008, the carrying value of the August Debenture was $1,098,228. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of June 30, 2008 was $840,920.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

As of December 31, 2007, YA Global had not converted any of the August Debenture into shares of the Company's common stock.

NOTE 9 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2008, the Company issued the following shares of common stock:

         36,085,960 restricted shares for payment of $350,000 of principal on the debenture to Highgate (see Note 8). Associated with the debenture conversion payment was a related decrease in the derivative liability of $173,930.

         A total of 63,142,857 restricted shares were sold in six separate private placement transactions for $441,000, along with the conversion of $17,836 in accrued liabilities. The proceeds were based on the fair market value on the day the shares were sold.

         In April 2008, the Company's attorneys exercised a share purchase right for 10,000,000 shares of common stock. The right was issued earlier in the year in connection with payment arrangements covering legal services.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of June 30, 2008, there were no more options outstanding from the three Stock Option Plans adopted during 2003 and 2004. As of that same date, options to purchase a total of 56,800,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued. As of June 30, 2008, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the six months ended June 30, 2008, the Company granted options to purchase 12,960,000 shares of common stock to employees. The fair market value of the options aggregated $105,296.

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

                                     Three months ended      Six months ended
                                         June 30,                June 30,
                                      2008      2007          2008       2007
                                    -------   --------    -----------   -------
Expected dividend yield                 -          -                -         -
Risk free interest rate                 -      4.71%        1.4%-2.7%     4.85%
Expected volatility                     -       110%        118%-120%      109%
Weighted average volatility             -       110%             119%      109%
Expected term (in years)                -       2.50             2.50      0.10
Weighted average fair value
 per share                              -     $0.011           $0.008    $0.010

A summary of the stock option activity under the Plans as of June 30, 2008, and changes during the six months then ended is presented below:

                                                          Weighted-
                                              Weighted-   Average
                                               Average    Remaining   Aggregate
                                               Exercise  Contractual  Intrinsic
                                  Shares        Price      Life         Value
                               -------------  ----------------------------------
Outstanding at December 31,
  2007                           46,800,000     $0.013
Granted                          12,960,000     $0.018
Exercised                                 -     $    -
Forfeited                        (3,600,000)    $0.013
                               -------------
Outstanding at June 30, 2008     56,160,000     $0.014       4.02       $ -
                               =============  =========     ======   ===========

Excercisable at June 30, 2008    53,760,000     $0.013       4.05       $ -
                               =============  =========     ======   ===========

There were no options exercised during the six months ended June 30, 2008 and 2007. As of June 30, 2008, there was $12,953 in unrecognized compensation cost related to nonvested options outstanding that is expected to be recognized over a weighted average period of 3.3 years.

Share Purchase Rights - In January 2008, the Company granted share purchase rights to its outside legal counsel to acquire 10,000,000 shares of common stock at a price of $0.0001 per share. The purchase rights were granted in order that the attorneys could sell the underlying shares and thus satisfy amounts due for legal services rendered. Additional legal expense of $130,000 was recognized as the fair market value at the time the stock purchase rights were awarded. Fair market value was estimated using the Black-Scholes valuation model, and using assumptions for volatility and estimated term as being close to zero since it was assumed that the rights would be exercised almost immediately. As a result, the valuation of the stock purchase rights was calculated to be virtually the same as the fair value of the underlying common stock on the date of issuance.

Warrants - In connection with the YA Global convertible debenture issued in December 2005, the Company issued three-year warrants to purchase 10,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.09 per share, and vested immediately, and had a three-year contractual life. In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.06 per share, and vested immediately. In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there are warrants outstanding at June 30, 2008 to purchase a total of 66,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

In February 2008, in connection with issuing a promissory note, the Company also issued five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. In April 2008, in connection with entering into an agreement with an outside consultant, the Company also issued four-year warrants to purchase up to 6,000,000 shares of common stock at an exercise price of $0.0125 per share.

The Corporation currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (See Notes 6 and 7).

NOTE 11 -SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company has three reportable segments: Electronics Assembly, Contract Manufacturing, and Marketing and Media. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. Beginning with the fourth quarter of 2007, this segment also included results of operations relating to beverage distribution, sales of which accounted for approximately six and five percent of total revenue during the three and six months ended June 30, 2008, respectively. The Company anticipates including operations relating to energy drink distribution in a separate segment in the event such operations become more significant in relation to overall Company operations.

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

                        Electronics     Contract      Marketing
                         Assembly    Manufacturing    and Media        Total
--------------------------------------------------------------------------------

Three months ended
  June 30, 2008

Sales to external
  customers            $    365,763   $   685,634   $  3,188,724   $  4,240,121
Intersegment sales                -             -              -              -
Segment income (loss)      (853,441)      (30,703)       228,750       (655,394)
Segment assets            5,002,913     2,184,829      7,451,165     14,638,907
Depreciation and
  amortization               96,383        64,695            267        161,345


Three months ended
  June 30, 2007

Sales to external
  customers            $    871,271   $   691,748   $  1,315,137   $  2,878,156
Intersegment sales                -             -              -              -
Segment loss             (2,115,308)     (328,207)      (123,855)    (2,567,370)
Segment assets            8,919,063       487,983      1,304,374     10,711,420
Depreciation and
  amortization              149,620        61,779            159        211,558


Six months ended
  June 30, 2008

Sales to external
  customers            $  1,036,695   $ 1,521,712   $  4,542,177   $  7,100,584
Intersegment sales                -             -              -              -
Segment income (loss)    (1,072,622)      228,932        120,677       (723,013)
Segment assets            5,002,913     2,184,829      7,451,165     14,638,907
Depreciation and
  amortization              192,075       129,391            751        322,217


Six months ended
  June 30, 2007

Sales to external
  customers            $  1,952,271   $ 1,429,378   $  1,784,800   $  5,166,449
Intersegment sales                -             -              -              -
Segment loss             (2,819,998)     (542,469)      (183,944)    (3,546,411)
Segment assets            8,919,063       487,983      1,304,374     10,711,420
Depreciation and
  amortization              311,307       122,323            212        433,842

                                Three months                 Six months
                               ended June 30,              ended June 30,
                       --------------------------   ----------------------------
     Sales                 2008           2007          2008            2007
-------------------------------------------------   ----------------------------

Total sales for
  reportable segments  $  4,240,121   $ 2,878,156   $  7,100,584   $  5,166,449
Elimination of
  intersegment sales              -             -              -              -
-------------------------------------------------   ----------------------------

Consolidated net sales $  4,240,121   $ 2,878,156   $  7,100,584   $  5,166,449
-------------------------------------------------   ----------------------------


                                                            June 30,
                                                    ----------------------------
                Total assets                           2008            2007
--------------------------------------------------------------------------------

Total assets for reportable segments                $ 14,638,907   $ 10,711,420
Adjustment for intersegment amounts                            -              -
--------------------------------------------------------------------------------

Consolidated total assets                           $ 14,638,907   $ 10,711,420
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

NOTE 13 - SUBSEQUENT EVENTS

On August 5, 2008, the Company issued 3,000,000 shares of common stock to a former employee as part of a final payment of an accrued settlement obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

CirTran USA accounted for 9 percent and 30 percent of our total revenues during the three months ended June 30, 2008 and 2007, respectively, and accounted for 15 percent and 38 percent, respectively, of total revenues for the six months then ended. Revenues were generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Such sales were 16 and 25 percent of our total revenues during the three months ended June 30, 2008 and 2007, respectively. Sales for the six-month periods were 20 and 27 percent, respectively.

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. These sales comprised less than one-half of one percent of total sales for both of the quarters ended June 30, 2008 and 2007, and comprised one percent of total sales for the first half of both 2008 and 2007.

CirTran Media provides end-to-end services to the direct response and entertainment industries. During the second quarters of 2008 and 2007, this subsidiary's revenues were three percent and two percent of total sales, respectively. During the six months ended June 30, 2008 and 2007, this subsidiary's revenues were, respectively, four percent and nine percent.

CirTran Online sells products via the internet, and provides services and support to internet retailers. In conjunction with partner GMA, revenues from this division were 23 percent and 34 percent of total revenues during the three months ended June 30, 2008 and 2007, respectively, and were 20 percent and 21 percent of total revenues during the six months ended June 30, 2008 and 2007, respectively.

CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks, which in the future are anticipated to include flavored water beverages, and related merchandise. We have also entered into an agreement with PlayBev, a related party who holds the Playboy license. We provide development and promotional services to PlayBev, and pay a royalty based on our product sales and manufacturing costs. Services billed to PlayBev during the three months ended June 30, 2008 and 2007 under this arrangement accounted for 43 percent and nine percent, respectively, of total sales, and were 35 percent and four percent, respectively during the six months ended June 30, 2008 and 2007. We also sold a limited amount of energy drink beverages during 2008, which amounted to six and five percent of total sales, respectively, for the three- and six-month periods ended June 30, 2008.

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

Results of Operations

Revenue and Cost of Sales

Net revenue increased 47 percent to $4,240,121 for the quarter ended June 30, 2008, as compared to $2,878,156 for the quarter ended June 30, 2007, and revenue increased 37 percent to $7,100,584 for the first half of 2008, as compared to $5,166,499 for the same period of the prior year. The increases were primarily attributable to new revenue provided by the CirTran Online and CirTran Beverage subsidiaries, the significant effects of which began to be experienced during the latter half of 2007. Revenues from services billed within those two divisions aggregated $4,278,194 during the first six months of 2008, as compared to $1,336,351 during the same period during the prior year. This included revenue from the sale of Playboy Energy Drink, which was $324,796 during the first half of 2008. Of this amount, $243,828 was realized during the three months ended June 30, 2008. We believe we will experience higher energy drink revenues throughout the rest of 2008 and into 2009.

These sales increases were offset by sales decreases in CirTran USA, which experienced a decline in sales of $503,290, or 58 percent, during the second quarter of 2008 as compared to the prior year's first quarter, and which sales also declined by $912,169, or 47 percent during the six months ended June 30, 2008 as compared to the same period of the prior year. The decline was mainly attributable to (1) a "one-time" order shipped in 2007 that was not duplicated during the subsequent year, and (2) the effects of the continuing national economic decline that has resulted in a decrease in cable assembly and electronic orders from our traditional customers. These customers are placing orders with us in the current period at lower amounts than in 2007. Shipments of CirTran Product items remained relatively insignificant during both comparative periods, as shipments of True Ceramic Pro ("TCP") flat hair iron units virtually ceased at the beginning of 2007. However, during the first half of 2008 we finished our infomercial development, performed media tests, and hope to resume infomercial distribution during the latter half of 2008.

Revenue derived by CirTran Media also declined by 65 percent and 41 percent, respectively, during the three- and six-month periods ended June 30, 2008, as compared to the same periods during the prior year. The reason for the decline was our disposal during early 2007 of the Diversified Talent Group business and its related revenue source. However, this decline was offset somewhat by increased TCP sales via our website, which during the first half of 2008 increased four-fold when compared to 2007.

Cost of sales, as a percentage of sales, increased to 82 percent from 44 percent for the three months ended June 30, 2008, as compared to the prior year, and increased to 78 percent from 47 percent during the first half of 2008 as compared to 2007. Consequently, the gross profit margin decreased to 18 percent from 56 percent and to 22 percent from 53 percent, respectively, for the same time periods. The decrease in gross profit margin was attributable to the significant shift in the sales mix of products and services experienced during 2008 as compared to 2007. One of the primary reasons for the difference was due to the nature of our manufacturing and distribution agreement with PlayBev. CirTran Beverage invoices PlayBev for beverage development and marketing services, which are very low margin projects. However, we anticipate that gross profit margins for CirTran Beverage will improve during 2008, as we begin distributing more of the Playboy Energy Drink beverages. Another reason the gross profit margin decreased was the arrangement we have with GMA. Pursuant to our Assignment and Exclusive Services Agreement, we recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. This management fee is included in our cost of revenue. The PlayBev and GMA relationships were not significantly in place during the first half of 2007.

Selling, General and Administrative Expenses

During the second quarter ended June 30, 2008, selling, general and administrative expenses decreased by 38 percent as compared to the same period during 2007. For the six months ended June 30, 2008, selling, general, and administrative expenses decreased by 28 percent. The primary reason for the decrease was the absence during 2008 of significant costs associated with our former business partner, Diverse Talent Group. However, these cost savings were offset somewhat by increases in legal, travel, and advertising expenses associated with expanding activities in connection with finishing our TCP-related infomercial, and completing litigation efforts.

Non-cash compensation expense

Compensation expense in connection with granting options to employees to purchase common stock increased by 22 percent for the six months ended June 30, 2008 as compared to the prior year. The increase resulted primarily from the difference in the expected term used in calculating the valuation attributable to the option awards. The expected term presumed for options awarded during the first part of 2007 was significantly lower than that used during 2008.

Other income and expense

Major components of other income and expense were as follows:

         o Interest expense for the three months ended June 30, 2008 was $565,369 as compared to $749,322 for the comparative period in 2007, a decrease of 25 percent. The decrease related primarily to elimination of the mortgage on our building through a sale and leaseback arrangement. This was also the primary reason why interest expense for the first half of 2008 declined 28 percent as compared to the same period of the previous year.

         o We began accruing interest income during 2008 due to a modification of our agreement with PlayBev that took effect on March 19, 2008.

         o During the first quarter of 2008, we arrived at a settlement agreement in connection with litigation, and received $300,000 to resolve all related claims.

         o We also recorded a gain of $822,975 on our derivative valuation for the quarter ended June 30, 2008, as compared to a loss of $595,607 derived during the quarter ended June 30, 2007. We also recorded a derivative valuation-related gain of $1,705,162 for the first half of 2008, as compared to a loss of $261,756 for the first half of 2007. The differences resulted from the varying valuations calculated during the respective periods, taking into account differing debt levels of the underlying convertible debentures, along with the different market values of our common stock.

As a result of all of the above factors, our overall net loss decreased 74 percent to $655,394 for the three months ended June 30, 2008, as compared to $2,567,370 for the same period of the previous year. Our loss for the first half of 2008 decreased 80 percent to $723,013, as compared to $3,546,411 for the first half of 2007.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $30,137,216 at June 30, 2008, and $29,414,203 at December 31, 2007. Our net loss for the first half of 2008 was $723,013, compared to $3,546,411 for the first half of 2007. Our current liabilities exceeded our current assets by $4,390,373 as of June 30, 2008, and $5,986,817 as of December 31, 2007. The primary reasons for the difference were a combination of increases in accounts receivable and a reduction in the derivative liability, offset by increases in accounts payable and short-term debt. For the first half of 2008, we experienced negative cash flows from operating activities of $2,709,966, as compared to $1,660,480 during the previous year.

Cash

Aside from the difference in net loss during the comparative periods, most of the difference in cash used by operations during the six months ended June 30, 2008, as compared to the same period in 2007 stemmed from the differences in various non-cash elements of gain and loss such as lower accretion expenses, and the gain relating to the change in derivative valuations on the convertible debentures and related warrants. Aside from these factors, operating cash flows were primarily affected by amounts spent for the development and initial marketing efforts related to the Playboy-licensed energy drink, and then billed to PlayBev, along with amounts spent on raising inventory levels in connection with the energy drink.

Accounts Receivable

The increase in accounts receivable at June 30, 2008 as compared to December 31, 2007, resulted from additional amounts billed to PlayBev during the first half of 2008. During 2007, we agreed to provide services to PlayBev for initial development, marketing, and promotion of the energy drink. We bill these services to PlayBev and record the amount as an account receivable. Beginning in March 2008, we also began accruing interest on the amount due from PlayBev.

Accounts payable and short-term debt

Quarter-end accounts payable, short-term advances payable, distributions payable, and notes payable to related parties and stockholders owing at June 30, 2008 were higher by $2,020,024 when compared to corresponding year-end amounts at December 31, 2007. Accounts payable were higher due to activity related to PlayBev-related services performed during the first and second quarters of 2008. At June 30, 2008, we owed $1,484,393 which we had borrowed in the form of unsecured, short-term advances from various investors. Some investors intend to convert their advances into formal promissory note agreements. In addition, we entered into promissory note agreements with other investors, resulting in a net increase in short-term debt of $647,003. The total of all these increases were offset somewhat by a reduction in distributions payable owed to a member of our Board of Directors by assignment to him of a portion of our membership interest in AfterBev, and which was subsequently relinquished in January 2008.

Liquidity and financing arrangements

We have a history of substantial losses from operations, and of using rather than providing cash in operations. We had an accumulated deficit of $30,137,216, along with a total stockholders' deficit of $773,654 at June 30, 2008. In addition, during the first half of 2008, we have used, rather than provided, cash in our operations. As of June 30, 2008, our monthly cash operating costs plus interest expense payable in cash averaged approximately $250,000 per month.

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

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2008 was $213,409.

We determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. After reflecting such accretions, as well as principal conversions since May 2005, the remaining carrying value of the Debenture was $620,136 as of June 30, 2008. The fair value of the derivative liability stemming from the debenture's conversion feature as of June 30, 2008 was $185,496

In connection with the issuance of the Debenture, $2,265,000 of the proceeds were used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During the six months ended June 30, 2008, Highgate converted $350,000 of debenture principal into a total of 36,085,960 shares of common stock.

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

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of our common stock at a conversion price equal to an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at June 30, 2008 was $240,164.

We determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. As of June 30, 2008 the carrying value of the December Debenture was $1,450,689. The carrying value will be accreted over the life of the December Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of June 30, 2008 was $448,682.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of June 30, 2008, YA Global had not converted any of the December Debenture into shares of our common stock.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture"). (See Note 8 to the unaudited condensed consolidated financial statements in Item 1.)

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2008 was $191,671.

YA Global is entitled to convert, at its option, all or part of the principal amount owing under the August Debenture into shares of our common stock at a conversion price equal 100 percent of the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date.

We determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of June 30, 2008 the carrying value of the August Debenture was $1,098,228. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of June 30, 2008 was $840,920.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

As of June 30, 2008, YA Global had not converted any of the August Debenture into shares of our common stock.

We are presently engaged in discussions with YA Global management to negotiate the extension of the August 31, 2008 maturity date for both the Highgate and YA Global December Debentures.

We currently have issued and outstanding options, warrants, convertible notes and other instruments for the acquisition of our common stock in excess of the available authorized but unissued shares of common stock provided for under our Articles of Incorporation, as amended. As a consequence, in the event that the holders of such instruments requiring the issuance, in the aggregate, of a number of shares of common stock that would, when combined with the previously issued and outstanding common stock of the Company exceed the authorized capital of the Company, seek to exercise their rights to acquire shares under those instruments, we will be required to increase the number of authorized shares or effect a reverse split of the outstanding shares in order to provide sufficient shares for issuance under those instruments.

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

We have entered into a Manufacturing, Marketing and Distribution Agreement with PlayBev, a related party, whereby we are the vendor of record in providing initial development, promotional, marketing, and distribution services. Accordingly, all amounts billed to PlayBev in connection with the development and marketing of its new energy drink have been included in revenue.

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of June 30, 2008, we do not consider any of our long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $105,540 and $211,297, respectively, for the three and six months ended June 30, 2008. Amortization expense was $105,432 and $210,863 for the three and six months ended June 30, 2007, respectively.

Financial Instruments with Derivative Features - We do not hold or issue derivative instruments for trading purposes. However, we have financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value, and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair values of the derivative instruments are remeasured each quarter.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at June 30, 2008 have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2008. We do not enter into financial instruments for trading or speculative purposes and do not utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

CirTran Asia, et al. v. International Edge, et al., Civil No. 2:05 CV 413BSJ, U.S. District Court, District of Utah. On May 11, 2005, CirTran Asia, UKing System Industry Co., Ltd. (a subsidiary of our CirTran Asia subsidiary), and Charles Ho filed suit against International Edge, Inc. ("IE"), Michael Casey Enterprises, Inc. ("MCE"), Michael Casey ("Casey"), David Hayek ("Hayek"), and HIPMG, Inc. ("HIPMG"), for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, fraud, and breach of provisions of Utah and New Jersey statutes in relation to certain licensing issues relating to the Ab King Pro. IE, MCE and Casey counterclaimed, alleging breach of contract, fraud, defamation and related claims. On February 7, 2008, the Court dismissed all of MCE's counterclaims against plaintiffs. On June 5, 2008, the Court dismissed plaintiffs' claims against Hayek and HIPMG for interference with economic relationships, and breach of Utah and New Jersey statutes. However, plaintiffs claims against Hayek and HIPMG for breach of contract and breach of the implied covenant of good faith and fair dealing remain for trial. Also on June 5, 2008, the Court entered summary judgment for CirTran on some of its claims against MCE and Casey, and entered judgment against MCE and Casey in the amount of $788,875. Plaintiff's remaining claims, and Casey's counterclaims, remain for trial. On July 11, 2008, the Court dismissed plaintiffs' claims against IE. IE's counterclaims against plaintiffs remain for trial. There is a pretrial conference scheduled for September 15, 2008, where the remaining claims and counterclaims of all parties will be considered. We intend to vigorously pursue our remaining claims, and to defend counterclaims against us, however at this time we cannot determine the eventual outcome of our claims or the potential success or effect any counterclaims may have on us when resolved.

With respect to all other legal proceedings described in our most recent Annual Report on Form 10-KSB at pages 23 through 25, there were no further material developments that occurred during the quarter ended June 30, 2008. As noted in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, during March 2008 we settled the matter of CirTran v. Guthy-Renker Corporation and Ben Van De Bunt.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended ("Securities Act") as follows:

         o 27,382,256 shares of common stock were issued on April 11, 2008 to Highgate as a conversion payment of $250,000 of principal on our debenture obligation. The conversion rate of $0.00913 was determined as being the lesser of $0.10 per share or an amount equal to the lowest closing bid price of our common stock during the twenty trading days immediately preceding the conversion date, pursuant to the terms of the debenture agreement.

         o A total of 47,000,000 shares were sold in two separate private placement transactions for $237,000 on June 18 and June 25, 2008. The June 25 transaction included the conversion of $17,836 in accrued liabilities. In each of the two sales, the proceeds were determined based on the fair market value on the day the shares were sold.

In each case, we relied on exemptions provided under the Securities Act. We took steps to see that the investors had available the same type of information that would be included in a registration statement. In addition, each certificate representing shares issued pursuant to those exemptions was inscribed by the restricted legend required by Rule 144.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 18, 2008. The purpose of the meeting was to (i) elect two directors, each of whom will serve a one-year term until the next meeting of stockholders, or until a successor is elected and shall qualify; (ii) approve the 2006 Stock Plan adopted by the Board in January 2007; (iii) approve the 2008 Stock Plan adopted by the Board in January 2008; and to (iv) ratify the appointment of Hansen Barnett & Maxwell, P.C. as our independent registered public accounting firm for the year ending December 31, 2008.

The following table provides the number of votes cast related to each proposal:

                           For          Withheld       Against      Abstained
                       ------------   -----------   ------------   -------------
Proposal #1 - Electon
  of Directors
  Iehab J. Hawatmeh     680,119,093    61,968,528              -              -
  Fadi Nora             678,749,497    63,338,124              -              -
Proposal #2 - 2006
  Stock Plan             71,000,103             -     18,870,415      2,678,680
Proposal #3 - 2008
  Stock Plan             71,068,749             -     18,812,449      2,668,000
Proposal #4 -
  Ratifcation of
  auditors              688,582,065             -     27,163,735     26,341,819


Item 5.  Other Information

At present we have no separate Audit, Nominating, Compensation, or Corporate Governance committees of the Board of Directors. All decisions and activities normally conducted by such committees are performed by the full Board of Directors.

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

10.62 Promissory Note (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 7, 2008, and incorporated herein by reference).

10.63 Subscription Agreement (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 7, 2008, and incorporated herein by reference).

10.64 Promissory Note (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 1, 2008, and incorporated herein by reference).

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

                                       CIRTRAN CORPORATION


                                       /s/ Iehab Hawatmeh
                                       -----------------------------------------
Dated: August 14, 2008                 By: Iehab Hawatmeh
                                       President and Principal Executive
                                       Officer



                                       /s/ David Harmon
                                       -----------------------------------------
Dated: August 14, 2008                 By: David Harmon
                                       Principal Financial and Accounting
                                       Officer

--------------------------------------------------------------------------------