Form 10-Q
period 2008-09-30
CIRTRAN CORP
filed 2008-11-14
CIK 813716

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

                  For the quarterly period ended September 30, 2008

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ____________

                        Commission file number 000-49654
                                               ---------

                               CIRTRAN CORPORATION
             (Exact name of registrant as specified in its charter)

                   Nevada                                     68-0121636
         ------------------------------                -------------------------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                     Identification No.)

   4125 South 6000 West, West Valley City, Utah                 84128
   ---------------------------------------------          ----------------------
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

         Large accelerated filer [  ]              Accelerated filer [  ]
         Non-accelerated filer [  ]                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding at November 8, 2008 was 1,364,912,893 shares.

                              CIRTRAN CORPORATION
                                   FORM 10-Q

                For the Quarterly Period Ended September 30, 2008

                                      INDEX

                                                                           Page
                                                                           ----

                         PART I - FINANCIAL INFORMATION

 Item 1     Financial Statements (unaudited)
              Condensed Consolidated Balance Sheets....................      3
              Condensed Consolidated Statements of Operations..........      4
              Condensed Consolidated Statements of Cash Flows..........      5
              Notes to Condensed Consolidated Financial Statements.....   7-20

 Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  21-27

 Item 3     Quantitative and Qualitative Disclosures About Market Risk.     27

 Item 4     Controls and Procedures....................................     28


                        PART II - OTHER INFORMATION

 Item 1     Legal Proceedings..........................................     28

 Item 1A    Risk Factors...............................................     29

 Item 2     Unregistered Sales of Equity Securities and Use
             of Proceeds...............................................     29

 Item 5     Other Information..........................................     30

 Item 6     Exhibits...................................................  30-35

 Signatures                                                                 36

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                  September 30,    December 31,
                                                      2008              2007
--------------------------------------------------------------------------------

  ASSETS
Current assets
  Cash and cash equivalents                       $      11,479   $      82,761
  Trade accounts receivable, net of allowance
    for doubtful accounts of $78,121 and
    $55,742, respectively                               722,950         411,899
  Receivable due from related party                   4,720,160       1,438,967
  Inventory, net of reserve of $906,733 and
    $968,967, respectively                            1,832,250       1,938,616
  Prepaid deposits                                      200,690         129,592
  Other                                                 337,073         329,836
--------------------------------------------------------------------------------
      Total current assets                            7,824,602       4,331,671

Investment in securities, at cost                     1,820,000       1,820,000
Investment in related party                             750,000         750,000
Deferred offering costs, net                             29,795         102,462
Long-term receivable                                  1,665,000       1,665,000
Property and equipment, net                             829,021         986,184
Intellectual property, net                            1,826,910       2,089,233
Other assets, net                                        19,781          19,781
--------------------------------------------------------------------------------

      Total assets                                $  14,765,109   $  11,764,331
--------------------------------------------------------------------------------

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance        $     170,101   $           -
  Accounts payable                                    2,169,193       1,326,533
  Short-term advances payable                         1,626,993         175,000
  Distribution payable                                        -         747,290
  Accrued liabilities                                 2,339,717       1,595,704
  Deferred revenue                                      585,638         159,849
  Derivative liability                                2,546,489       2,896,969
  Convertible debenture                               3,300,192       2,983,348
  Current maturities of long-term debt                  119,904         194,904
  Notes payable to stockholders                         879,647         238,891
--------------------------------------------------------------------------------
      Total current liabilities                      13,737,874      10,318,488
--------------------------------------------------------------------------------

Long-term debt, less current maturities               1,019,606       1,009,364
--------------------------------------------------------------------------------

Total liabilities                                    14,757,480      11,327,852

Commitments and contingencies                                 -               -
Minority interest                                     2,573,231       1,709,258

Stockholders' deficit
  Common stock, par value $0.001; authorized
    1,500,000,000 shares; issued and
    outstanding shares: 1,304,912,893 and
    1,101,261,449                                     1,304,908       1,101,256
  Additional paid-in capital                         28,542,120      27,057,168
  Subscription receivable                               (17,000)        (17,000)
  Accumulated deficit                               (32,395,630)    (29,414,203)
--------------------------------------------------------------------------------
      Total stockholders' deficit                    (2,565,602)     (1,272,779)
--------------------------------------------------------------------------------
      Total liabilities and stockholders'
        deficit                                   $  14,765,109   $  11,764,331
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                                CIRTRAN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                       Three months ended               Nine months ended
                                          September 30,                    September 30,
                                      2008             2007            2008             2007
-------------------------------------------------------------------------------------------------
Net sales                         $   3,102,414   $   3,533,555   $   10,202,998   $    8,700,004
Cost of sales                         2,664,235       1,723,568        8,232,126        4,135,494
-------------------------------------------------------------------------------------------------

      Gross profit                      438,179       1,809,987        1,970,872        4,564,510
-------------------------------------------------------------------------------------------------

Operating expenses
  Selling, general and
    administrative expenses           1,715,313       2,529,784        4,943,186        7,077,802
  Non-cash compensation expense             996               -           93,340           75,385
-------------------------------------------------------------------------------------------------
      Total operating expenses        1,716,309       2,529,784        5,036,526        7,153,187
-------------------------------------------------------------------------------------------------

      Loss from operations           (1,278,130)       (719,797)      (3,065,654)      (2,588,677)
-------------------------------------------------------------------------------------------------

Other income (expense)
  Interest expense                     (458,539)       (584,328)      (1,502,540)      (2,044,116)
  Interest income                        75,125               -          137,431                -
  Settlement of distribution
    agreement                           250,000               -          250,000                -
  Gain on sale/leaseback                 20,268          19,752           61,312           40,020
  Gain on settlement of
    lititgation                               -       1,168,623          300,000        1,168,623
  Gain on forgiveness of debt                 -               -                -           23,748
  Gain (loss) on derivative
    valuation                          (867,138)        198,648          838,024          (63,108)
-------------------------------------------------------------------------------------------------
      Total other income
       (expense), net                  (980,284)        802,695           84,227         (874,833)
-------------------------------------------------------------------------------------------------

      Net income (loss)           $  (2,258,414)  $      82,898   $   (2,981,427)  $   (3,463,510)
-------------------------------------------------------------------------------------------------

Net income (loss) per
  weighted-average
  common share:
    Basic                         $      (0.002)  $           -   $       (0.003)  $       (0.004)
    Diluted                       $      (0.002)  $           -   $       (0.003)  $       (0.004)

Weighted-average common shares
  outstanding:
    Basic                         1,223,606,328     903,903,156    1,166,813,156      785,492,318
    Diluted                       1,223,606,328   1,817,880,929    1,166,813,156      785,492,318





                        The accompanying notes are an integral part of these
                           condensed consolidated financial statements.


                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



For the Nine Months Ended September 30,               2008             2007
--------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                        $  (2,981,427)  $  (3,463,510)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      483,765         639,914
     Accretion expense                                  930,446       1,633,667
     Provision for doubtful accounts                     22,379               -
     Provision for obsolete inventory                     9,135               -
     Gain on forgiveness of debt                              -         (23,748)
     Gain on sale - leaseback                           (61,312)        (40,031)
     Gain on settlement                                       -      (1,168,623)
     Non-cash compensation expense                       93,340          75,386
     Loan costs and interest withheld from
       loan proceeds                                     72,667               -
     Stock purchase rights and warrants
       issued to attorneys and consultants              146,657               -
     Change in valuation of derivative                 (838,024)         63,109
     Changes in assets and liabilities:
       Trade accounts receivable                     (3,614,623)       (907,226)
       Inventory                                         97,231         (88,970)
       Prepaid expenses and deposits                    (56,098)        (72,995)
       Other current assets                              (7,237)        (72,335)
       Accounts payable                               1,049,343         264,443
       Accrued liabilities                              866,215         352,031
       Deferred revenue                                 425,789        (112,035)
--------------------------------------------------------------------------------

           Net cash used in operating
             activities                              (3,361,754)     (2,920,923)
--------------------------------------------------------------------------------

Cash flows from investing activities
  Intangibles purchased with cash                       (54,946)        (45,202)
  Amounts advanced to Diverse Talent
    Group, Inc.                                               -        (109,633)
  Proceeds from the sale of property
    and equipment                                             -       2,500,000
  Purchase of property and equipment                     (9,333)       (209,398)
--------------------------------------------------------------------------------

           Net cash (used in) provided
             by investing activities                    (64,279)      2,135,767
--------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from notes payable to related party        1,100,000         355,000
  Payments on notes payable to related party            (64,243)       (210,000)
  Net borrowings in connection with short-term
    advances                                          1,757,893               -
  Checks written in excess of bank balance              170,101               -
  Proceeds from stock issued in private
    placement                                           466,000               -
  Principal payments on long-term debt                  (75,000)     (1,255,452)
  Proceeds of sale of a portion of initial
    interest in AfterBev                                      -       1,848,000
  Exercise of stock purchase rights issued
    to attorneys                                              -           1,000
--------------------------------------------------------------------------------

           Net cash provided by
             financing activities                     3,354,751         738,548
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents               (71,282)        (46,608)

Cash and cash equivalents at beginning of year           82,761         146,050
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period        $      11,479   $      99,442
--------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED


For the Nine Months Ended September 30,                2008            2007
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow
  information:
    Cash paid during the period for interest      $      86,590   $           -

Noncash investing and financing activities:
  Stock issued in payment of notes payable
    and accrued interest                          $           -   $     100,000
  Common stock issued for partial conversion
    of debentures                                       403,360       1,965,473
  Stock purchase rights granted and
    exercised in partial settlement payable                   -           9,270
  Common stock issued for the 1.2 for 1
    forward stock split                                       -         140,572
  Deferred gain on the sale and leaseback
    of office building                                        -         810,736
  Investment in Play Beverages, LLC                           -         750,000
  Gain on settlement                                          -         351,377
  Warrants issued with derivative liability
    features                                            700,000               -
  Exchange AfterBev membership interest for
    distribution payable                                863,973               -
  Common stock issued in exchange for
    advances payable                                    305,900               -




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

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (collectively, the "Company" or "CirTran"). These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly-owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., CirTran Beverage Corp., and during 2007, discontinued PFE Properties, LLC.

The consolidated financial statements also include the accounts of After Bev Group LLC, a majority-controlled subsidiary ("AfterBev"). At September 30, 2008, the Company had a four percent share of AfterBev's profits and losses, but maintained a 52 percent voting control interest. AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC ("PlayBev"), and the president and one of the directors of the Company own membership interests in PlayBev totaling 14.35 percent. As of September 30, 2008, the members of PlayBev had amended PlayBev's operating agreement to require a 95 percent membership vote on major managerial and organizational decisions. None of the other members of PlayBev are affiliated with the Company. Accordingly, while the Company president and one of its directors own membership interests and currently hold the executive management positions in PlayBev, the Company or its affiliates nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of September 30, 2008, the Company does not consider any of its long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $105,972 and $105,757 for the three months ended September 30, 2008 and 2007, respectively, and was $317,269 and $316,619 for the nine months ended September 30, 2008 and 2007, respectively.

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

Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 1,400,485,333 and 913,977,773 in potentially issuable common shares at September 30, 2008 and 2007, respectively. These potentially issuable common shares were excluded from diluted per-share calculations for those net loss periods where the effect was anti-dilutive.

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

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2, which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, therefore the adoption of this pronouncement had no impact on the condensed consolidated financial statements.

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

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses of $2,981,427 and $3,463,510 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company had an accumulated deficit of $32,395,630. In addition, the Company used, rather than provided, cash in its operations in the amount of $3,361,754 and $2,920,923 during the nine months ended September 30, 2008 and 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - INVENTORY

Inventory consists of the following:


                                                  Septebmer 30,    December 31,
                                                     2008              2007
--------------------------------------------------------------------------------
 Raw materials                                    $   1,830,985   $   1,910,029
 Work in process                                        242,506         398,978
 Finished goods                                         665,492         598,576
 Allowance / reserve                                   (906,733)       (968,967)
                                                  ------------------------------

      Totals                                      $   1,832,250   $   1,938,616
                                                  ==============================


NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consist of the following:

                                                                    Estimated
                                  September 30,    December 31,   Service Lives
                                      2008            2007           in Years
--------------------------------------------------------------------------------
Infomercial development costs     $     217,786   $     162,840          7
Patents                                  45,660          45,660          7
ABS informerical                      1,186,382       1,186,382          5
Trademark                             1,220,068       1,220,068          7
Copyright                               115,193         115,193          7
---------------------------------------------------------------
Total intellectual property           2,785,089       2,730,143

Less accumulated amortization          (958,179)       (640,910)
---------------------------------------------------------------

Intellectual property, net        $   1,826,910   $   2,089,233
---------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

Year Ending December 31,
---------------------------------------------------------------
2008                                              $     105,757
2009                                                    423,026
2010                                                    423,026
2011                                                    324,366
2012                                                    222,498
---------------------------------------------------------------
Total                                             $   1,498,673
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

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement the Company was appointed as master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. During the three and nine months ended September 30, 2008, the Company incurred $315,164 and $426,154 in royalty expenses due to PlayBev.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are billed to PlayBev and recorded as an account receivable. On March 19, 2008, the Company agreed to increase the maximum amount from $1,000,000 to $3,000,000 that it would carry as a receivable due from PlayBev in connection with these billed services, and to also begin charging interest on the outstanding amounts owing at a rate of 7 percent per annum. Interest income accrued on the amounts due for the three and nine months ended September 30, 2008 was $75,125 and $137,431, respectively. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev from the Company's distribution sales as described in the preceding paragraph. Amounts billed to PlayBev for marketing and development services amounted to $1,040,370 and $3,569,916, respectively, during the three and nine months ended September 30, 2008, and were included in revenues for the Company's Marketing and Media segment. After netting this amount plus interest with earlier amounts billed to and due from PlayBev, with cumulative amounts due to PlayBev for royalties, the amount owed the Company was $4,720,160 at September 30, 2008.

On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent. Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by the Company president and one of the Company's directors.

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

Throughout the rest of 2007, as energy drink development and marketing activities progressed, the Company raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were Company stockholders. In some cases, the Company sold a portion of its membership interest, including voting rights. In other cases, the Company sold merely a portion of its share of future AfterBev profits and losses. By the end of 2007, after taking into account the two interests it had assigned, the Company had retained a net 14 percent interest in AfterBev's profits and losses, but had retained 52 percent of all voting rights in AfterBev. The Company recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of the Company's original share of AfterBev. At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, who is one of the Company's directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he was granted a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of September 30, 2008, the director had sold 7.5 percent to unrelated investors for a total of $1,675,000, and had retained the remaining 16.5 percent interest in AfterBev's profit and losses. In turn, the director loaned these sales proceeds to the Company in the form of unsecured advances.

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

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. As of September 30, 2008, the Company owed $5,114 under this arrangement. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. So far during 2008, Mr. Nora has received no compensation under this arrangement, and at September 30, 2008, the Company owed him $49,850 stemming from investment proceeds received under various financing arrangements during the first nine months of 2008.

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev's profits and losses. Including the $1,675,000 obtained from his sales of AfterBev membership interests, and after offsetting advance amounts subsequently repaid to him by the Company, Mr. Nora had loaned the Company a net $1,041,404 in the form of unsecured advances during the nine months ended September 30, 2008. Accordingly, at September 30, 2008, the Company owed Mr. Nora $924,721.

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

In 2007, the Company issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000. The note was due on demand after May 2008. During the nine months ended September 30, 2008, along with interest, the Company repaid principal of $6,048. At September 30, 2008, the principal amount owing on the note was $232,843. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During the six months ended September 30, 2008, the Company repaid $58,196 in principal to the family member.

As of September 30, 2008, the Company president had advanced the Company
$134,000.

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

NOTE 7 - NOTES PAYABLE

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance. At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. During the nine months ended September 30, 2008, $137,694 was accreted to interest expense, and equaled the carrying value of the note as of that date. The carrying value will continue to be accreted over the life of the note until the carrying value equals the face value of $700,000. The fair value of the derivative liability stemming from the associated warrants as of September 30, 2008 was $113,409.

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

NOTE 8 - CONVERTIBLE DEBENTURES

Highgate - In May 2005, the Company entered into an agreement with Highgate to issue to Highgate a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of the Company's assets. The Company and Highgate subsequently agreed to extend the maturity date to December 31, 2008.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2008 was $232,166.

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

The Company determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value was accreted over the life of the debenture until December 31, 2007, the original maturity date. After reflecting such accretions, as well as principal conversions since May 2005, the remaining carrying value of the Debenture was $620,136 as of September 30, 2008. The fair value of the derivative liability stemming from the debenture's conversion feature as of September 30, 2008 was $392,105.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds were used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the nine months ended September 30, 2008, Highgate converted $350,000 of debenture principal into a total of 36,085,960 shares of common stock.

YA Global December Debenture - In December 2005, the Company entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008 and has a security interest of all the Company's property, subordinate to the Highgate security interest. The Company and YA Global subsequently agreed to extend the maturity date to December 31, 2008.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of the Company's common stock at a conversion price equal to an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at September 30, 2008 was $285,534.

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

The Company determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted over the life of the December Debenture until August 31, 2008, a former maturity date, at which time the value of the December Debenture reached $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of September 30, 2008 was $948,433.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of September 30, 2008, YA Global had not converted any of the December Debenture into shares of the Company's common stock.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2008 was $236,848.

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

The Company determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of September 30, 2008, the carrying value of the August Debenture was $1,180,055. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of September 30, 2008 was $1,049,206.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

In September 2008, YA Global converted $53,360 of debenture principal into a total of 17,786,667 shares of common stock.

NOTE 9 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2008, the Company issued the following shares of common stock:

         53,872,627 restricted shares for payment of $403,360 of principal on the debentures to Highgate and YA Global (see Note 8). Associated with these debenture conversion payments was a related decrease in the derivative liability of $212,455.

         A total of 63,142,857 restricted shares were sold in six separate private placement transactions for $441,000. A total of 73,635,960 restricted shares were issued in four private placement transactions involving the conversion of $305,900 in advances investors had previously loaned to the Company, along with additional proceeds of $25,000. Included in these sets of transactions was the conversion of accrued liabilities totaling $39,890. All dollar amounts were based on the fair market value on the day the shares were sold as determined by the closing price bid price.

         In April 2008, the Company's attorneys exercised a share purchase right for 10,000,000 shares of common stock. The right was issued earlier in the year in connection with payment arrangements covering legal services.

         In August 2008, the Company issued 3,000,000 restricted shares to a former employee as part of a final payment of an accrued settlement obligation in the amount of $21,000, which was the fair market value of the shares required to be issued when the settlement was made.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of September 30, 2008, there were no more options outstanding from the three Stock Option Plans adopted during 2003 and 2004. As of that same date, options to purchase a total of 56,800,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued. As of September 30, 2008, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the nine months ended September 30, 2008, the Company granted options to purchase 12,960,000 shares of common stock to employees. The fair market value of the options aggregated $105,296.

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

                                Three months ended       Nine months ended
                                  September 30,            September 30,
                                2008         2007       2008           2007
                               --------   ---------  -----------  ------------
Expected dividend yield             -           -              -            -
Risk free interest rate             -       5.02%    1.44%-2.73%   4.71%-5.02%
Expected volatility                 -        145%      118%-120%     108%-145%
Weighted average volatility         -        145%           119%          117%
Expected term (in years)            -           -      2.5 - 2.6     0.0 - 2.5
Weighted average fair value
  per share                         -      $0.007         $0.008        $0.009

A summary of the stock option activity under the Plans as of September 30, 2008, and changes during the nine months then ended is presented below:


                                                    Weighted
                                     Weighted-      Average
                                      Average       Remaining        Aggregate
                                     Exercise       Contactual       Intrinsic
                           Shares     Price           Life             Value
                        ----------   --------     -------------   --------------
Outstanding at
 December 31, 2007      46,800,000    $0.013
Granted                 12,960,000    $0.018
Exercised                        -    $    -
Forfeited               (3,600,000)   $0.013
                                    ---------
Outstanding at
 September 30, 2008     56,160,000    $0.014               3.77   $           -
                                    =========     =============   ==============
Excercisable at
 September 30, 2008     54,360,000    $0.013               3.79   $           -
                                    =========     =============   ==============

There were no options exercised during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, options for 10,000,000 shares were exercised that had an intrinsic value of $69,000. As of September 30, 2008, there was $11,956 in unrecognized compensation cost related to nonvested options outstanding that is expected to be recognized over a weighted average period of
3.0 years.

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

Warrants - In connection with the YA Global convertible debenture issued in December 2005, the Company issued three-year warrants to purchase 10,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.09 per share, and vested immediately, and had a three-year contractual life. In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.06 per share, and vested immediately. In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there are warrants outstanding at September 30, 2008 to purchase a total of 66,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

In February 2008, in connection with issuing a promissory note, the Company also issued five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. In April 2008, in connection with entering into an agreement with an outside consultant, the Company also issued four-year warrants to purchase up to 6,000,000 shares of common stock at an exercise price of $0.0125 per share. The Company accounts for these consultant warrants under the provisions of EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.

The Corporation currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (See Notes 6 and 7).

NOTE 11 -SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company has four reportable segments: Electronics Assembly, Contract Manufacturing, Marketing and Media, and Beverage Distribution. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. The Beverage Distribution segment includes the results of operations relating to beverage distribution. Prior to the quarter ended September 30, 2008, such operations were not significant enough to warrant allocation in a separate segment. As a result of Beverage Distribution activities becoming increasingly significant, beginning with the third quarter of 2008 they have been allocated separately. In addition, the various segment amounts for prior periods shown below have been reallocated in order to reflect consistent historical comparability.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:


                                   Electronics       Contract       Marketing         Beverage
                                    Assembly      Manufacturing     and Media       Distribution        Total
-------------------------------------------------------------------------------------------------------------------
Three months ended
  September 30, 2008

Sales to external customers       $     250,621   $     207,982   $    2,086,489   $       557,322   $    3,102,414
Intersegment sales                            -               -                -                 -                -
Segment income (loss)                (1,863,270)       (127,643)        (551,027)          283,526       (2,258,414)
Segment assets                        4,761,123       2,103,364        7,761,986           138,636       14,765,109
Depreciation and amortization            96,152          65,182              214                 -          161,548

Three months ended
  September 30, 2007

Sales to external customers       $     586,193   $   1,032,501   $    1,914,861   $             -   $   3,533,555
Intersegment sales                            -               -                -                 -               -
Segment income (loss)                  (886,887)        (88,902)       1,058,687                 -          82,898
Segment assets                        8,180,962         206,525        3,790,842                 -      12,178,329
Depreciation and amortization            92,676          64,303              484                 -         157,463

Nine months ended
  September 30, 2008

Sales to external customers       $   1,287,316   $   1,729,694   $    6,303,870   $       882,118   $  10,202,998
Intersegment sales                            -               -                -                 -               -
Segment income (loss)                (2,935,892)        101,289         (536,149)          389,325      (2,981,427)
Segment assets                        4,761,123       2,103,364        7,761,986           138,636      14,765,109
Depreciation and amortization           288,227         194,573              965                 -         483,765

Nine months ended
  September 30, 2007

Sales to external customers       $   2,538,464   $   2,461,879   $    3,699,661   $             -   $   8,700,004
Intersegment sales                            -               -                -                 -               -
Segment income (loss)                (3,706,882)       (631,371)         874,743                 -      (3,463,510)
Segment assets                        8,180,962         206,525        3,790,842                 -      12,178,329
Depreciation and amortization           307,560         186,626              696                 -         494,882



                                          Three months                    Nine months
                                        ended September 30,            ended September 30,
                                  -----------------------------   --------------------------------
            Sales                     2008            2007             2008              2007
--------------------------------------------------------------------------------------------------
Total sales for reportable
  segments                        $   3,102,414   $   3,533,555   $   10,202,998   $     8,700,004
Elimination of intersegment sales             -               -                -                 -
--------------------------------------------------------------------------------------------------

Consolidated net sales            $   3,102,414   $   3,533,555   $   10,202,998   $     8,700,004
--------------------------------------------------------------------------------------------------


                                                          September 30,
                                                  ------------------------------
                Total assets                          2008             2007
--------------------------------------------------------------------------------

Total assets for reportable segments              $  14,765,109   $  12,178,329
Adjustment for intersegment amounts                           -               -
--------------------------------------------------------------------------------

Consolidated total assets                         $  14,765,109   $  12,178,329
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

NOTE 13 - SUBSEQUENT EVENTS

In October 2008, YA Global converted a total of $187,800 of principal on its convertible August Debenture into 60,000,000 shares of the Company's common stock at an aggregate conversion rate of $0.00313 per share.

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

CirTran USA accounted for eight percent and 17 percent of our total revenues during the three months ended September 30, 2008 and 2007, respectively, and accounted for 13 percent and 29 percent, respectively, of total revenues for the nine months then ended. Revenues were generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Such sales were four and 29 percent of our total revenues during the three months ended September 30, 2008 and 2007, respectively. Sales for the nine-month periods were 16 and 28 percent, respectively.

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. These sales comprised two and less than one-half of one percent of total sales for both of the quarters ended September 30, 2008 and 2007, and comprised less than one-half of one percent of total sales for the first nine months of both 2008 and 2007.

CirTran Media provides end-to-end services to the direct response and entertainment industries. During the third quarters of 2008 and 2007, this subsidiary's revenues were one percent and six percent of total sales, respectively. During the nine months ended September 30, 2008 and 2007, this subsidiary's revenues were, respectively, three percent and eight percent.

CirTran Online sells products via the internet, and provides services and support to internet retailers. In conjunction with partner GMA, revenues from this division were 33 percent and 26 percent of total revenues during the three months ended September 30, 2008 and 2007, respectively, and were 24 percent and 23 percent of total revenues during the nine months ended September 30, 2008 and 2007, respectively.

CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks, which in the future are anticipated to include flavored water beverages, and related merchandise. We have also entered into an agreement with PlayBev, a related party who holds the Playboy license. We provide development and promotional services to PlayBev, and pay a royalty based on our product sales and manufacturing costs. Services billed to PlayBev during the three months ended September 30, 2008 and 2007 under this arrangement accounted for 34 percent and 22 percent, respectively, of total sales, and were 35 percent and 12 percent, respectively during the nine months ended September 30, 2008 and 2007. We also sold a certain amount of energy drink beverages during 2008, which amounted to 18 and nine percent of total sales, respectively, for the three- and nine-month periods ended September 30, 2008.

During the three months ended September 30, 2008, the Company was engaged in Playboy Energy Drink beverage distributorship negotiations with a few different parties overseas. Such negotiations continued into the fourth quarter of 2008 at different stages of completion, and with what the Company anticipates to be varying degrees of eventual success. At the end of October 2008, a 10-year agreement became effective between the Company and a beverage distributor in Mexico, as the distributor fulfilled the terms of its initial order.

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

Results of Operations

Revenue and Cost of Sales

Net revenue decreased 12 percent to $3,102,414 for the quarter ended September 30, 2008, as compared to $3,533,555 for the quarter ended September 30, 2007, and revenue increased 17 percent to $10,202,998 for the nine months ended September 30, 2008, as compared to $8,700,004 for the same period of the prior year. The nine-month increase was primarily attributable to new revenue provided by the CirTran Online and CirTran Beverage subsidiaries, the significant effects of which began to be experienced during the latter half of 2007. Revenues from services billed within those two divisions aggregated $6,898,096 during the first nine months of 2008, as compared to $3,027,266 during the same period during the prior year. This included revenue from the sale of Playboy Energy Drink, which was $882,118 during the first nine months of 2008. Of this amount, $557,322 was realized during the three months ended September 30, 2008. We believe we will experience higher energy drink revenues throughout the rest of 2008 and into 2009.

These sales increases were offset by sales decreases in CirTran USA and CirTran Asia, which experienced a decline in sales of $1,216,882, or 76 percent, during the third quarter of 2008 as compared to the prior year's third quarter, and which sales also declined by $2,060,621, or 42 percent during the nine months ended September 30, 2008 as compared to the same period of the prior year. This third-quarter decline was also the reason for the overall revenue decrease for the third quarter of 2008. The decline was mainly attributable to (1) a "one-time" order shipped in 2007 that was not duplicated during 2008, (2) a decrease in the number of exercise products shipped from China, and (3) the effects of the continuing national economic decline that has resulted in a decrease in cable assembly and electronic orders from our traditional customers. These customers are placing orders with us in the current period at lower amounts than in 2007. Shipments of CirTran Product items remained relatively insignificant during both comparative periods, as shipments of True Ceramic Pro ("TCP") flat hair iron units virtually ceased at the beginning of 2007.

Revenue derived by CirTran Media also declined by 90 percent and 58 percent, respectively, during the three- and nine-month periods ended September 30, 2008, as compared to the same periods during the prior year. The reason for the decline was our disposal during early 2007 of the Diversified Talent Group business and its related revenue source. However, this decline was offset somewhat by increased TCP sales via our website, which during the first half of 2008 increased when compared to 2007.

Cost of sales, as a percentage of sales, increased to 86 percent from 49 percent for the three months ended September 30, 2008, as compared to the prior year, and increased to 81 percent from 48 percent during the first nine months of 2008 as compared to 2007. Consequently, the gross profit margin decreased to 14 percent from 51 percent and to 19 percent from 52 percent, respectively, for the same time periods. The decrease in gross profit margin was attributable to the significant shift in the sales mix of products and services experienced during 2008 as compared to 2007. One of the primary reasons for the difference was due to the nature of our manufacturing and distribution agreement with PlayBev. CirTran Beverage invoices PlayBev for beverage development and marketing services, which are very low margin projects. However, we anticipate that gross profit margins for CirTran Beverage will improve during the rest of 2008 and into 2009, as we distribute more of the Playboy Energy Drink beverages, and to what extent beverage distribution sales compare with service sales billed to PlayBev. Another reason the gross profit margin decrease was the arrangement we have with GMA. Pursuant to our Assignment and Exclusive Services Agreement, we recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. This management fee is included in our cost of revenue. The PlayBev and GMA relationships were not significantly in place during the first half of 2007.

Selling, General and Administrative Expenses

During the third quarter ended September 30, 2008, selling, general and administrative expenses decreased by 32 percent as compared to the same period during 2007. For the nine months ended September 30, 2008, selling, general, and administrative expenses decreased by 30 percent. The primary reason for the decrease was the absence during 2008 of significant costs associated with our former business partner, Diverse Talent Group. However, these cost savings were offset somewhat by increases in legal, travel, and advertising expenses associated with expanding activities in connection with finishing our TCP-related infomercial, and completing litigation efforts.

Non-cash compensation expense

Compensation expense in connection with granting options to employees to purchase common stock increased by 24 percent for the nine months ended September 30, 2008 as compared to the prior year. The increase resulted primarily from the difference in the expected term used in calculating the valuation attributable to the option awards. The expected term presumed for options awarded during the first part of 2007 was significantly lower than that used during 2008.

Other income and expense

Major components of other income and expense were as follows:

         o Interest expense for the three months ended September 30, 2008 was $458,539 as compared to $584,328 for the comparative period in 2007, a decrease of 22 percent. The decrease related primarily to elimination of the mortgage on our building through a sale and leaseback arrangement. This was also the primary reason why interest expense for the first nine months of 2008 declined 27 percent as compared to the same period of the previous year.

         o We began accruing interest income during 2008 due to a modification of our agreement with PlayBev that took effect on March 19, 2008.

         o During the third quarter of 2008, we received $250,000 as part of the settlement of an agreement with an overseas distributor with whom contract negotiations eventually terminated.

         o During the first quarter of 2008, we arrived at a settlement agreement in connection with litigation, and received $300,000 to resolve all related claims.

         o We also recorded a loss of $867,138 on our derivative valuation for the quarter ended September 30, 2008, as compared to a gain of $198,648 derived during the quarter ended September 30, 2007. We also recorded a derivative valuation-related gain of $838,024 for the first nine months of 2008, as compared to a loss of $63,108 for the same period of 2007. The differences resulted from the varying valuations calculated during the respective periods, taking into account differing debt levels of the underlying convertible debentures, along with the different market values of our common stock.

As a result of all of the above factors, we experienced an overall net loss of $2,258,414 for the three months ended September 30, 2008, as compared to net income of $82,898 for the same period of the previous year. Our loss for the first nine months of 2008 decreased 14 percent to $2,981,427, as compared to $3,463,510 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $32,395,630 at September 30, 2008, and $29,414,203 at December 31, 2007. Our net loss for the nine months ended September 30, 2008 was $2,981,427, compared to $3,463,510 for the same period of 2007. Our current liabilities exceeded our current assets by $5,913,272 as of September 30, 2008, and $5,986,817 as of December 31, 2007. The primary reasons for the slight change were a combination of increases in accounts receivable and a reduction in the derivative liability, offset by increases in accounts payable, accrued liabilities, and short-term debt. For the first nine months of 2008, we experienced negative cash flows from operating activities of $3,361,754, as compared to $2,920,923 during the previous year.

Cash

Aside from the difference in net loss during the comparative periods, most of the difference in cash used by operations during the nine months ended September 30, 2008, as compared to the same period in 2007 stemmed from the differences in various non-cash elements of gain and loss such as lower accretion expenses, the 2007 gain on the settlement, and the gain relating to the change in derivative valuations on the convertible debentures and related warrants. Aside from these factors, operating cash flows were primarily affected by amounts spent for the development and initial marketing efforts related to the Playboy-licensed energy drink, and then billed to PlayBev, along with amounts spent on raising average inventory levels in connection with the energy drink.

Accounts Receivable

The increase in accounts receivable at September 30, 2008 as compared to December 31, 2007, resulted from additional amounts billed to PlayBev during the first half of 2008. During 2007, we agreed to provide services to PlayBev for initial development, marketing, and promotion of the energy drink. We bill these services to PlayBev and record the amount as an account receivable. Beginning in March 2008, we also began accruing interest on the amount due from PlayBev.

Accounts payable and short-term debt

Quarter-end accounts payable, short-term advances payable, distributions payable, accrued liabilities, and notes payable to related parties and stockholders owing at September 30, 2008 were higher by $2,932,132 when compared to corresponding year-end amounts at December 31, 2007. Accounts payable were higher due to activity related to PlayBev-related services performed during 2008. At September 30, 2008, we owed $1,626,993 which we had borrowed in the form of unsecured, short-term advances from various investors. Some investors intend to convert their advances into formal promissory note agreements, and some have already converted their advances into shares of common stock. In addition, we entered into promissory note agreements with other investors, resulting in a net increase in short-term debt of $640,756. The total of all these increases were offset somewhat by a reduction in distributions payable owed to a member of our Board of Directors by assignment to him of a portion of our membership interest in AfterBev, and which was subsequently relinquished in January 2008.

Liquidity and financing arrangements

We have a history of substantial losses from operations, and of using rather than providing cash in operations. We had an accumulated deficit of $32,395,630, along with a total stockholders' deficit of $2,565,602 at September 30, 2008. In addition, during the first nine months of 2008, we have used, rather than provided, cash in our operations. As of September 30, 2008, our monthly cash operating costs plus interest expense payable in cash averaged approximately $383,000 per month.

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

Convertible Debentures

Highgate House Funds, Ltd. - In May 2005, we entered into an agreement with Highgate to issue a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of our assets. Highgate has agreed to extend the maturity date of the Debenture to December 31, 2008. (See Note 8 to the unaudited condensed consolidated financial statements included in Item 1 of this report.)

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2008 was $232,166.

We determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. After reflecting such accretions, as well as principal conversions since May 2005, the remaining carrying value of the Debenture was $620,136 as of September 30, 2008. The fair value of the derivative liability stemming from the debenture's conversion feature as of September 30, 2008 was $392,105.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds were used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During the nine months ended September 30, 2008, Highgate converted $350,000 of debenture principal into a total of 36,085,960 shares of common stock.

YA Global December Debenture - In December 2005, we entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008 and has a security interest in all our assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008. (See Note 8 to the unaudited condensed consolidated financial statements included in Item 1.)

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of our common stock at a conversion price equal to an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at September 30, 2008 was $285,534.

We determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted over the life of the December Debenture until August 31, 2008, a former maturity date, at which time the value of the December Debenture reached $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of September 30, 2008 was $948,433.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of September 30, 2008, YA Global had not converted any of the December Debenture into shares of our common stock.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture"). (See Note 8 to the unaudited condensed consolidated financial statements in Item 1.)

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2008 was $236,848.

YA Global is entitled to convert, at its option, all or part of the principal amount owing under the August Debenture into shares of our common stock at a conversion price equal 100 percent of the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date.

We determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. As of September 30, 2008 the carrying value of the August Debenture was $1,180,055. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of September 30, 2008 was $1,049,206.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

In September 2008, YA Global converted $53,360 of debenture principal into a total of 17,786,667 shares of common stock.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of September 30, 2008, we do not consider any of our long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $105,972 and $105,757, respectively, for the three and nine months ended September 30, 2008. Amortization expense was $317,269 and $316,619 for the three and nine months ended September 30, 2007, respectively.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at September 30, 2008 have fixed interest rates and are therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2008. We do not enter into financial instruments for trading or speculative purposes and do not utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

CirTran Asia, et al. v. International Edge, et al., Civil No. 2:05 CV 413BSJ, U.S. District Court, District of Utah. On May 11, 2005, CirTran Asia, UKing System Industry Co., Ltd. ("UKing") and Charles Ho ("Ho") filed suit against International Edge, Inc. ("IE"), Michael Casey Enterprises, Inc. ("MCE"), Michael Casey ("Casey"), David Hayek ("Hayek"), and HIPMG, Inc. ("HIPMG"), for breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relationships, fraud, and breach of provisions of Utah and New Jersey statutes in relation to certain licensing issues relating to the Ab King Pro. IE, MCE and Casey counterclaimed, alleging breach of contract, fraud, defamation and related claims. The status of the parties' various claims is as follows:

         CirTran Asia's Claims:
         ----------------------
         On June 5, 2008, the Court entered summary judgment for CirTran Asia on some of its claims against MCE and Casey, and entered judgment against MCE and Casey in the amount of $788,875. Various claims of CirTran Asia remain. On September 17, 2008, pursuant to a stipulation of the parties, the Court dismissed CirTran Asia's claims against Hayek and HIPMG. On October 21, 2008, pursuant to a stipulation of the parties, the Court dismissed CirTran Asia's claims against IE.

         Ho's and UKing's Claims:
         ------------------------
         On September 12, 2008, pursuant to a stipulation of the parties, the Court dismissed the claims of Ho and UKing against Hayek and HIPMG. On September 12, 2008, pursuant to a stipulation of the parties, the Court dismissed the claims of Ho and UKing against Casey. However, the claims of Ho and UKing against MCE remain. On July 11, 2008, the Court granted summary judgment for IE on Ho's and UKing's claims against IE.

         IE's Counterclaims:
         -------------------
         On October 21, 2008, pursuant to a stipulation of the parties, the Court dismissed IE's counterclaims against CirTran Asia. IE's counterclaims against Ho and UKing remain.

         Casey's Counterclaims:
         ----------------------
         Casey's counterclaims against CirTran Asia, Ho and UKing remain.

         MCE's Counterclaims:
         --------------------
         On February 7, 2008, the Court dismissed all of MCE's counterclaims against plaintiffs.

There is a pretrial conference scheduled for December 9, 2008, where the remaining claims and counterclaims of all parties will be considered. We intend to vigorously pursue our remaining claims, and to defend counterclaims against us, however at this time we cannot determine the eventual outcome of our claims or the potential success or effect any counterclaims may have on us when resolved.

With respect to all other legal proceedings described in our most recent Annual Report on Form 10-KSB at pages 23 through 25, there were no further material developments that occurred during the quarter ended September 30, 2008.

ITEM 1A.  RISK FACTORS

Various risk factors associated with our business are included under the heading "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. In addition, we note the following risk:

General economic conditions may affect our revenue and harm our business.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and our results of operations and financial condition could be adversely affected thereby. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase. Our cash flows may be adversely affected by delayed payments or underpayments by our customers. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended ("Securities Act") as follows:

         o 17,786,667 shares of common stock were issued on September 19, 2008 to YA Global as a conversion payment of $53,360 of principal on our debenture obligation. The conversion rate of $0.003 was determined as being the lesser of $0.10 per share or an amount equal to the lowest closing bid price of our common stock during the twenty trading days immediately preceding the conversion date, pursuant to the terms of the debenture agreement.

         o A total of 73,635,960 shares were sold in four separate private placement transactions for $352,955, one on September 9, 2008, and three on September 23, 2008. One of the September 23 transactions included the conversion of $22,055 in accrued liabilities. In each of the four sales, the proceeds were determined based on the fair market value on the day the shares were sold.

         o On August 5, 2008, we issued 3,000,000 restricted shares to a former employee as part of a final payment of an accrued settlement obligation.

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

                                           CIRTRAN CORPORATION


                                           /s/ Iehab Hawatmeh
                                           -------------------------------------
Dated: November 14, 2008                   By: Iehab Hawatmeh
                                           President and Principal Executive
                                           Officer



                                           /s/ David Harmon
                                           -------------------------------------
Dated: November 14, 2008                   By: David Harmon
                                           Principal Financial and Accounting
                                           Officer

--------------------------------------------------------------------------------