Form 10-K
period 2008-12-31
CIRTRAN CORP
filed 2009-04-15
CIK 813716

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

         [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008

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

                                 (801) 963-5112
                           --------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one.)

Large Accelerated Filer [  ]                       Accelerated Filer [  ]
Non-accelerated Filer   [  ]                       Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year: $13,675,545.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2008, was $6,825,959.

As of April 10, 2009, the issuer had outstanding 1,492,378,417 shares of Common Stock, par value $0.001.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Documents incorporated by reference: None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    Page

Part I

Item 1.       Business                                                        3

Item 2.       Properties                                                     23

Item 3.       Legal Proceedings                                              24

Item 4.       Submission of Matters to a Vote of Security Holders            27

Part II

Item 5.       Market for Common Equity, Related Stockholder Matters and      27
              Issuer Purchases of Equity Securities

Item 7.       Management's Discussion and Analysis or Plan of Operation      41

Item 8.       Financial Statements and Supplementary Data                    41

Item 9.       Changes in and Disagreements with Accountants on               41
              Accounting and Financial Disclosure

Item 9A(T)    Controls and Procedures                                        41

Part III

Item 10.      Directors, Executive Officers, and Corporate Governance        43

Item 11.      Executive Compensation                                         45

Item 12.      Security Ownership of Certain Beneficial Owners and            52
              Management and Related Stockholder Matters

Item 13.      Certain Relationships and Related Transactions, and            53
              Director Independence

Item 14.      Principal Accountant Fees and Services                         57

PART IV

Item 15.      Exhibits and Financial Statement Schedules                     58

              Signatures                                                     63

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results anticipated by CirTran and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below in the section entitled "forward-looking statements" and elsewhere in this Annual Report. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. The following discussion should be read together with our financial statements and related notes thereto included elsewhere in this Report.

CORPORATE BACKGROUND AND OVERVIEW

In 1987, Cirtran Corporation (the "Company" or "we") was incorporated in Nevada under the name Vermillion Ventures, Inc., for the purpose of acquiring other operating corporate entities. We were largely inactive until July 1, 2000, when our wholly owned subsidiary, CirTran Corporation (Utah) acquired substantially all of the assets and certain liabilities of Circuit Technology, Inc. ("Circuit").

Our predecessor business in Circuit was commenced in 1993 by our president, Iehab Hawatmeh. In 2001, we effected a 15-for-1 shares forward split and stock distribution which increased the number of our issued and outstanding shares of common stock. We also increased our authorized capital from 500,000,000 to 750,000,000 shares. In 2007, our shareholders approved a 1.2 -for-1 shares forward split and an amendment to our Articles of Incorporation that increased the authorized capital of the Company to 1,500,000,000 shares of common stock.

Corporate  Overview  -  We  conduct  our  business   principally  through  seven
wholly-owned subsidiaries or divisions:

         o    CirTran Corporation ("CirTran USA");
         o    CirTran - Asia, Inc. ("CirTran Asia");
         o    CirTran Products Corp. ("CirTran Products");
         o    CirTran Media Corp. ("CirTran Media");
         o CirTran Online Corp. ("CirTran Online"); o CirTran Beverage Corp. ("CirTran Beverage"); and
         o    Racore Technology Corporation ("Racore").

CirTran USA

We provide a mix of high and medium volume turnkey manufacturing services using surface mount technology ("SMT"), ball-grid array assembly, pin-through-hole, and custom injection molded cabling for leading electronics original equipment manufacturers ("OEMs") in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing and post-manufacturing services. Our goal is to offer our customers the significant competitive advantages that can be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

As of December 31, 2008 and 2007, approximately 12 percent and 25 percent, respectively, of our revenues were generated by low-volume electronics assembly activities, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. We also assemble higher-level subsystems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low-to medium-volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production.

CirTran Asia

Through CirTran Asia, we design, engineer, manufacture, and supply products in the international electronics, consumer products and general merchandise industries for various marketers, distributors, and retailers selling overseas. This subsidiary provides manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran Asia to enter a project at various phases: engineering and design; product development and prototyping; tooling; and high-volume manufacturing. This presence with Asian suppliers helps us maintain an international contract manufacturer status for multiple products in a wide variety of industries, and has allowed us to target larger-scale contracts.

CirTran Asia maintains an office in Shenzhen, China, and has retained dedicated Chinese personnel to oversee Asian operations. We intend to pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets.

During 2006, the Company developed several fitness and exercise products, and products in the household and kitchen appliance and health and beauty aids markets that are being manufactured in China. Sales of these products comprised approximately 13 percent and 34 percent of revenues reported in 2008 and 2007, respectively. We anticipate that offshore contract manufacturing will continue to be an emphasis of the Company.

CirTran Products

CirTran  Products  pursues  contract  manufacturing  relationships  in the  U.S.
consumer products markets, including products in areas such as: home/garden, kitchen, health/beauty, toys, licensed merchandise, and apparel for film, television, sports, and other entertainment properties. Licensed merchandise and apparel is defined as any item that bears the image, likeness, or logo of a product, or a person such as a well-known celebrity, that is sold or advertised to the public. Licensed merchandise and apparel are sold and marketed in the entertainment and sports franchise industries. Sales of these products comprised 1 percent of total revenues in each of the years 2008 and 2007. We have concentrated our product development efforts into three areas, home and kitchen appliances, beauty products and licensed merchandise. We anticipate that these products will be introduced into the market either under one uniform brand name or under separate trademarked names owned by CirTran Products. We are presently preparing to launch various programs where CirTran Media will operate as the marketer, campaign manager and distributor in various product categories including beauty products, entertainment products, software products, and fitness and consumer products.

CirTran Media

In 2006, we formed Diverse Media Group, now known as CirTran Media, to provide end-to-end services to the direct response and entertainment industries. We are developing marketing production services, and preparing programs in which CirTran Media will operate as the marketer, campaign manager and/or distributor for beauty, entertainment, software, and fitness consumer products. In 2006, we entered into an agreement with Diverse Talent Group, Inc., a California corporation ("DT"), whereby DT agreed to provide outsourced talent agency services in exchange for growth financing. In March 2007, we mutually agreed with DT to terminate the agreement, and assigned to DT the name "Diverse Media Group." Revenues earned by this subsidiary were 2 percent and 6 percent of total revenues during 2008 and 2007, respectively.

Despite the termination of the DT agreement, we anticipate continuing to produce infomercials for the direct marketing industry and for product marketing campaigns. We also plan to provide product marketing, production, media funding, and merchandising services to the direct response and entertainment industries in concert with the original objectives of this subsidiary.

In 2006, CirTran Media leased a sales office in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. The office is located there to help create and manage an ongoing relationship with Wal-Mart and Sam's Club stores in order to facilitate the distribution of products through those stores.

CirTran Online

During the first quarter of 2007, we started CirTran Online to sell products via the internet; to offer training, software, marketing tools, web design and support, and other e-commerce related services to entrepreneurs; and to telemarket directly to customers. As part of CirTran Online's business plan, we entered into an agreement with Global Marketing Alliance ("GMA"), a Utah limited liability company specializing in providing services to eBay sellers, conducting internet marketing seminars, and developing and hosting web sites. Revenues derived from the arrangement with GMA comprised 24 percent and 20 percent of total revenue in 2008 and 2007, respectively.

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

Two versions of the Playboy energy drink, regular and sugar-free, have been developed. During 2007, PlayBev and the Company conducted focus group taste tests to determine the best flavor and ingredients; publicized the new drink via promotional bus tours, celebrity-attended activities, and magazine ads; and negotiated with production facilities and distribution groups. During 2008, the Company secured distribution contracts and the drink began selling in New England, Florida, Atlanta, Oklahoma, and California. The company also developed the 16 oz cans for the same two versions based on demand. Another promotional bus tour began in Las Vegas at the end of February 2008, and the following month continued into Florida. Energy drink sales in 2008 and 2007 accounted for 11 percent and 2 percent of total sales, respectively, and billings to PlayBev for development and marketing services accounted for 37 percent and 12 percent of our total sales for 2008 and 2007, respectively.

Racore Technology Corporation

Through our subsidiary, Racore Technology Corporation ("Racore"), we provide engineering design services to customers of some of our other subsidiaries, and continue to distribute a limited number of Ethernet cards.

PRIMARY PRODUCTS AND SERVICES

The Company has five primary product and service areas: fitness and exercise products; household and kitchen appliances / health and beauty aids; electronics products and manufacturing; media/online marketing services; and beverages.

Fitness and Exercise Products (CirTran Asia)

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

In 2004, we began manufacturing the AbRoller, a type of an abdominal fitness machine, under an exclusive manufacturing agreement. From inception, we have shipped approximately $3.4 million of this product through the end of 2008. We anticipate shipping additional units of this product throughout 2009 and possibly thereafter.

In 2005, we entered into an exclusive manufacturing contract with Guthy-Renker Corporation ("GRC") for a new fitness machine. Later, a dispute arose concerning the terms of the contract, and we engaged in litigation against GRC. No product was produced under this contract during 2007. During the first quarter of 2008, we arrived at a settlement agreement in connection with the litigation, and were paid $300,000 to resolve all claims.

In 2006, we entered into an exclusive, five-year manufacturing agreement for the CorEvolution(TM) product. The customer committed to minimum orders, amounting to $1.2 million in revenues during the first year, $1.8 million during the second year and $2.4 million during the third year. This product is uniquely designed to strengthen and rehabilitate the lower back and adjacent areas of human body. Since inception through the end of 2008, shipments of this product have exceeded the agreed-upon minimum orders.

In June 2007, we entered into a five-year, exclusive agreement with Full Moon Enterprises of Nevada to license a new product for the sold-on-TV market. A patent application for The Ball Blaster (TM) was filed by the inventor, who granted the Company the worldwide marketing and distribution rights to this product. We will pay a royalty to the licensor for each unit sold. During 2007 and 2008, we continued our marketing efforts for this product by meeting with potential celebrity spokespersons intended to appear in related infomercials. However, as of the date of this Report, no products have been sold.

Household and Kitchen Appliances, and Health and Beauty Aids (CirTranMedia, CirTranProducts, CirtranAsia)

We began manufacturing household and kitchen appliance products in January 2005. To date, we have manufactured and sold various household and kitchen appliance products. These products are sold through Cirtran Media and CirtranProducts. We manufacture the majority of our household and kitchen appliance products through our CirTran Asia operation.

In 2005, we entered into an exclusive contract to manufacture the Hot Dog Express, intended to be marketed nationally, primarily through infomercials. The contract ran through 2007, and over the life of the contract we shipped approximately $1.9 million of product. We are currently attempting to market the product through large retail channels.

In 2005, we signed an exclusive manufacturing agreement with Advanced Beauty Solutions L.L.C. ("ABS"), regarding the True Ceramic Pro(TM) ("TCP") flat iron hair product. Later in 2005, we were notified that ABS had defaulted on certain obligations to a financing company. We stopped shipping under credit, and exercised rights permitted by the agreement. Following efforts to resolve disputes, we filed a lawsuit against ABS, citing various claims, and sought damages. By then, we had shipped approximately $4.7 million worth of TCP units, and were owed approximately $4.0 million. We repossessed from ABS approximately $2.3 million worth of TCP units, and have since been selling TCP units directly to ABS customers as permitted under the bankruptcy proceedings, which also required us to pay royalties to various ABS creditors (see "Legal Proceedings" for more information regarding ABS-related litigation).

Subsequently, we entered into a contract with another direct marketing company to sell TCP units internationally, along with other ancillary hair products, and have generated an additional $2.3 million in sales. During 2007, we also began a direct TV test marketing program. In 2008 we initiated TV marketing programs and we sold $310,000 of TCP products during the first half of the year. We then decided to revamp the marketing programs during the balance of the year and anticipate devoting additional resources to the marketing programs during 2009.

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

In November 2006, we entered into an exclusive agreement with Beautiful Eyes(R), Inc. for a new "hot lashes" product to be sold via infomercials and through retailers. Through the end of 2007, we worked with the customer, developing the product and submitting samples for approval. The infomercial for the product was completed during 2008. We anticipate initiating market tests in 2009.

In February 2007, we announced completion of an infomercial featuring former heavyweight boxing champion Evander Holyfield and The Real Deal Grill(TM), an indoor/outdoor cooking appliance. Media testing took place in the fall of 2007. Sales of approximately $10,000 resulted, and certain changes were made to the infomercial. We have contracted with another media company for infomercial airings and distribution, and during early 2008 decided to make additional changes to the infomercial to determine if a roll-out was justified. During 2008 we also completed retail packaging design for this product and presented the product to major retailers. In November 2008 we announced that the Real Deal Grill (TM) would make its retail debut at Jewel-Osco and Roundy's during the 2008 Holiday season and that we are in negotiations with other leading retailers to order to bring the Real Deal Grill to their shelves in 2009. We shipped $63,000 in 2008, and we are awaiting purchase decisions on 2009.

Also in February 2007, we signed an agreement to manufacture and market a patent-pending, hand-held luggage handle and scale, convenient for travelers to weigh suitcases or packages. During 2007, we worked to develop a final version of the product, and in 2008 we finished packaging design. We anticipate the product being on retailers' shelves in 2009.

In March 2007, we entered into a contract with Easy Life Products Corporation to manufacture and market a new beauty product involving a pencil compact with related accessories. We plan to continue working with the inventor in order to complete the final version of the product.

Electronics Products (CirTran USA, Racore)

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

Media/Online Marketing Services (CirTran Media, CirTran Online)

In October 2005, we opened a satellite office in Los Angeles, with a two year lease, in accordance with a planned internal expansion program. In November 2007 a new office space was leased (3 year term) in Los Angeles to house personnel involving CirTran Asia-related product transportation, along with activities connected with our beverage business. In 2008 the Los Angeles office was used almost exclusively for our beverage business.

In early 2007, we signed a three-year, Assignment and Exclusive Services Agreement with GMA, founded by Mr. Sovatphone Ouk, and its affiliate companies, Online Profit Academy, LLC, and Online 2 Income, LLC, including Webprostore.com and Myitseasy.com. Based in the Salt Lake area, these companies offer a wide range of services for e-commerce, including eBay sellers. We plan to work closely with the GMA companies to sell products via the internet, and to offer training, software, marketing tools, web design and support, as well as other e-commerce related services to internet entrepreneurs. Through the GMA companies, we also intend to telemarket directly to buyers of our products and services. We also signed a three-year employment agreement with Mr. Ouk to serve as Senior Vice President of our new CirTran Online subsidiary. GMA and its affiliate companies offer a range of complementary capabilities and products for e-commerce, including seminars on how to buy and sell on the World Wide Web. GMA is experienced in building e-commerce websites, and currently hosts sites for internet entrepreneurs. Both agreements remained in effect during 2008.

Beverages (CirTran Beverage)

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

During the fourth quarter of 2007 and first part of 2008, the Company secured distribution contracts for the Playboy energy drink and began selling them throughout the United States. Approximately $205,000 in preliminary beverage sales was collected during the fall of 2007.

Another promotional bus tour began in Las Vegas at the end of February 2008 and continued through November 2008 to various destinations throughout the United States. During 2008 additional promotional activities were also put in place. Beverage sales for the twelve months ended December 31, 2008, surpassed $1.5 million.

October 16, 2008, we announced that we have signed an international distribution agreement for the new line of Playboy-branded energy drinks it manufactures and distributes, giving rights in Mexico to Factor Tequila SA de CV. The agreement gives Factor Tequila exclusive rights to distribute Playboy Energy Drink in Mexico. Concurrent with the signing of the agreement, Factor Tequila placed an initial order with CirTran Beverage Corp. for which it made an advance payment of $160,000. The agreement includes a sales quota schedule totaling $480 million over the agreement's 10-year period. As of the date of the report, the company has shipped $75,000 worth of product in January 2009 and is scheduled to ship additional product during the month of April.

On January 8, 2009 the Company signed an international distribution agreement giving rights in Albania to Tobacco Holding Group Sh.p.k. The agreement gives Tobacco Holding Group exclusive rights to distribute Playboy Energy Drink in Albania. The agreement includes a sales quota schedule totaling $15.6 million over the 5-year period.

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

As we continue to launch our Playboy energy drink and other licensed products, we will compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our energy drink products compete with all non-alcoholic beverages; most of the competing products are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and "private label" soft drink suppliers. We believe that the leading energy drinks are Red Bull and Monster.

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

Contract Manufacturing

Based on the trends observed in the contract manufacturing industry, one of our goals is to benefit from the increased market acceptance of, and reliance upon, the use of manufacturing specialists by many OEMs, marketing firms, distributors, and national retailers. We believe the trend towards outsourcing manufacturing will continue. OEMs utilize manufacturing specialists for many reasons, including reducing the time it takes to bring new products to market, reducing the initial investment required and to access leading manufacturing technology, gaining the ability to better focus resources in other value-added areas, and improving inventory management and purchasing power. An important element of our strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across the electronics industry. Due to the costs inherent in supporting customer relationships, we focus our efforts on customers with which the opportunity exists to develop long-term business partnerships. Our goal is to provide our customers with total manufacturing solutions for both new and more mature products, as well as across product generations - an idea we call "Concept to Consumer."

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

Marketing and Media

We currently provide product marketing services to the direct response and retail markets for both proprietary and non-proprietary products. This segment provides campaign management and marketing services for both the Direct Response and Retail markets. We provide media services to support our own product marketing efforts, and offer to customers marketing service in channels involving television, radio, print media, and the internet. We have engaged a qualified boutique media firm to subcontract this work in order to better focus resources, and to conserve on potential set up and staffing costs.

We feel that our beverage business, currently classified in the Marketing and Media segment, could have a substantial impact on our business moving forward. The New Age Beverage industry is still on the move. According to Beverage Digest, caffeinated energy drinks have become the fastest-growing sector of the $93 billion domestic beverage industry. Sales of energy drinks grew 700 percent over the past five years, and continue to grow at an annual rate of 72 percent, according to beverage industry consultants. This industry is growing due to current attention to new brands, non-coffee drinkers, and people interested in health and fitness. By directing products to specific groups such as extreme sports enthusiasts, energy drinks target consumer groups made up primarily of male teenagers and young people in the 20's age bracket.

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

RESEARCH AND DEVELOPMENT

The Company has five primary product and service areas: fitness and exercise products; household and kitchen appliances and health and beauty aids; electronic products; media/online marketing services; and beverages. During 2008 and 2007, we spent approximately $63,000 and $179,000, respectively, on research and development of new products and services. The costs of that research and development were billed to specific customers. In addition, our wholly-owned subsidiary, Racore, spent approximately $10,000 in 2008 as compared to $60,000 in 2007, developing technologies intended to eventually be used in new products sold through other CirTran subsidiaries. We will continue to provide Racore's technical expertise to develop and enhance our product line when, and if future demand may arise.

We possess advanced design and engineering capabilities with experienced professional staff at both our Salt Lake City, Utah, and ShenZhen, China, offices for electrical, software, mechanical and industrial design. This provides our customers a total solution for original design, re-design and final design of products.

SALES AND MARKETING

The Company continues to pursue product development and business development professionals with concentrated efforts on the direct response, product and retail distribution businesses, as well as sales executives for the electronics manufacturing division. In 2006, we opened our office in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. The office is managed by an employee who is responsible for developing and managing an ongoing relationship with Wal-Mart and Sam's Club stores.

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

In 2008, 88 percent of our net sales were derived from pre-existing customers, whereas during 2007, 54 percent of our net sales were derived from customers that were also customers during the previous year. In 2008, 12 percent of our sales were derived from new business, whereas during 2007, 46 percent of our sales were derived from new business, with the majority of those sales stemming from sales to PlayBev, revenue derived via the GMA contract, and sales of the CorEvolution product. In 2008, our largest pre-existing customer, PlayBev, accounted for approximately 29 percent of our net sales, which sales consisted of beverage marketing and development services billed by CirTran Beverage. Our two largest non-beverage related customers were Dynojet and Evolve, which each accounted for approximately seven percent of net sales in 2008. During 2009, we anticipate beverage-related sales and services, together with sales from our contract manufacturing segment, to continue providing the majority of our net sales.

Our expansion into China manufacturing has allowed us to increase our sales, manufacturing capacity and output with minimal capital investment required. By using various subcontractors among which are Zhejiang Cuiori Electrical Appliances Co., Ltd., which manufactures the Real Deal Grill, and Wuyi Leisure Products, which manufactures the CorEvolution and AbRoller, we leverage our upfront payments for inventories and tooling to control costs and receive benefits from economics of scale in Asian manufacturing facilities. These expenses can be upwards of $100,000 per product. Typically, and depending on the contract, the Company will prepay some factories anywhere from 10 percent to 50 percent of the purchase orders for materials. In exchange for theses financial commitments, the Company receives dedicated manufacturing responsiveness and eliminates the costly expense associated with capitalizing completely proprietary facilities.

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. As of April 10, 2009, our backlog was approximately $2,269,000. The Company also has contracts that require minimum quantity purchase orders over periods terminating between 2009 and 2019; if the full minimum quantity orders are purchased under these current agreements, they would generate approximately $806,000,000 in revenues to the Company. The majority of these international distribution contracts are based on minimum orders they are required to purchase during the term of the contract to maintain their rights of selling the Playboy Energy Drink. These contracts are with 6 international distributors located in Mexico, South Korea, Albania, and Western Africa, Lebanon, and Israel. However, revenue under these contracts is never recognized until ordered products have been shipped. There is no assurance, except for the upfront deposits, that the parties to these agreements will meet their obligations for the minimum quantity or any level of purchases required under their respective agreements.

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

Broadata Agreement

In  2004,   we  entered  into  a  stock   purchase   agreement   with   Broadata
Communications, Inc., a California corporation ("Broadata"). Under which agreement we purchased 400,000 shares of Broadata Series B Preferred Stock (the "Broadata Preferred Shares") for an aggregate purchase price of $300,000. The Broadata Preferred Shares are convertible, at our option, into an equivalent number of shares of Broadata common stock, subject to adjustment. The Broadata Preferred Shares are not redeemable by Broadata. As a holder of the Broadata Preferred Shares, we have the right to vote the number of shares of Broadata common stock into which the Broadata Preferred Shares are convertible at the time of the vote. Separate from the acquisition of the Broadata Preferred Shares, we also entered into a Preferred Manufacturing Agreement with Broadata. Under this agreement, we manufacture Broadata's product at an agreed-upon price per component, thus providing "turn-key" manufacturing services from material procurement to complete finished box-build of all of Broadata's products. The initial term of the agreement was for three years, and following the end of this initial term, both parties agreed to continue the relationship on a month-to-month basis.

Evolve Agreement

In 2006, we entered into an Exclusive Manufacturing and Supply Agreement (the "Evolve Agreement") with Evolve Projects, LLC ("Evolve"), an Ohio-based limited liability company.

The term of the Evolve Agreement (the "Term") is for five years from execution, and may be continued on a month-to-month basis thereafter. The Evolve Agreement relates to the manufacturing and production of the CorEvolution. Under the Evolve Agreement, Evolve committed to minimum orders of at least 20,000 units during the first year, 30,000 units during the second year and 40,000 units during the third year. During both the first and second year, Evolve ordered units in excess of their committed minimum amounts. There is no minimum order commitment during years four and five. During the Term, Evolve agreed to purchase all of its requirements for the Product on an exclusive basis from us.

The CorEvolution is designed to strengthen and rehabilitate the lower back and adjacent areas of the body. Under the terms of the Evolve Agreement, Evolve owns all right, title, and interest in and to the product, and markets the CorEvolution under its own trademarks, service marks, symbols or trade names.

PlayBev Agreement

In May 2007, the Company entered into an exclusive, three-year manufacturing, marketing, and distribution agreement (the "PlayBev Agreement") with PlayBev, a related party. In August 2007, the Company extended the agreement's term to ten years. PlayBev is the licensee under a product licensing agreement with Playboy. The PlayBev Agreement allows the Company to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels. Under the terms of this agreement, the Company is to provide the initial development and promotional services to PlayBev and is required to pay a royalty to PlayBev on the Company's product sales and manufacturing costs once licensed product distribution commences.

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

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverages. These services are billed to PlayBev and recorded as an account receivable from PlayBev. The Company agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services; PlayBev will repay the receivable out of the royalties payable to PlayBev by the Company under the PlayBev Agreement. On March 19, 2008, the Company and PlayBev agreed to increase the maximum amount of the receivable from $1,000,000 to $3,000,000, and to begin charging interest at a rate of seven percent per annum on the unpaid balance.

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

Furthermore,  the  Asian  manufacturing  market  is  growing  at a  rapid  pace, particularly in China. Therefore, management feels that the Company is strategically positioned to hedge against unforeseen obstacles and continues its efforts to increase establishing additional relationships with manufacturing partners, facilities and personnel.

Additionally, the beverage industry is highly competitive. Our energy drinks compete with others in the marketplace in terms of pricing, packaging, development of new products and flavors and marketing campaigns. These products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.

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

EMPLOYEES

As of April 14, 2009, we employed a total staff of 88 persons in the United States and six in China. In our Salt Lake headquarters, we employed 80 persons: five in administrative positions, four in engineering and design, 67 in clerical and manufacturing, one in sales, and three in project management. In our Los Angeles sales office, we employed three persons: two in administration and sales, and one assistant. In our Bentonville sales office, we employed two persons: one in administration and sales, and one clerical assistant. In Texas, we employed one person in administration and sales. In Florida, we employed one person in sales. In Nevada, we employed one in administration and quality control. In our ShenZhen, China office, we employed two persons in administration and four in engineering. We believe that our relationship with our employees is good.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report  contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933 that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in "Risk Factors" below, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-K may be identified by words such as "believes," "anticipates," "expects," "intends," "may," "would," "will" and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this Report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

RISK FACTORS

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely. Shareholders should carefully consider the risks described below in conjunction with the other information in this report on Form 10-K and the information incorporated by reference in this report, including our consolidated financial statements and related notes.

Risks Related to Our Operations

We have a history of operating losses which could have a material adverse impact on our ability to continue operations.

Our net loss for the year ended December 31, 2008, was $3,911,212, compared to a net loss for the year ending December 31, 2007, totaling $7,232,524, which included a gain on forgiveness of debt of $67,637. Our ability to operate profitably depends on our ability to increase our sales and achieve sufficient gross profit margins for sustained growth. We can give no assurance that we will be able to increase our sales sufficiently to enable us to operate profitably, which would have a material adverse impact on our business. Our ability to obtain funding has had a material effect on our operations. Additionally, there is no guarantee that the fluctuations in the volume of our sales will stabilize or that we will be able to continue to increase our revenues to exceed our expenses.

Our current liabilities exceeded our current assets, which raises doubts that we may continue as a going concern.

At December 31, 2008, our current liabilities exceeded our current assets by $4,244,213, compared to a deficit of $5,986,817 at December 31, 2007. For the years ended December 31, 2008 and 2007, we had negative cash flows from operations of $2,444,142 and $4,260,618, respectively. There can be no guarantee that our current assets will ever exceed our current liabilities. As such, and in light of our recent history, there remains a doubt we will be able to meet our obligations as they come due and will be able to execute our long-term business plans. If we are unable to meet our obligations as they come due or are unable to execute our long-term business plans, we may be forced to curtail our operations, sell part or all of our assets, or seek protection under bankruptcy laws.

The "going concern" paragraph in the report of our independent registered public accounting firm for the years ended December 31, 2008 and 2007 raises doubts about our ability to continue as a going concern.

The independent registered public accounting firm's report for our financial statements for the years ended December 31, 2008 and 2007 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This may have an adverse effect on our ability to obtain financing for our operations and to further develop and market our products.

Our volume of sales has fluctuated significantly over the last four years, and there is no guarantee that we will be able to increase sales. These fluctuations in sales volume could have a material adverse impact on our ability to operate our business profitably.

Net sales for the year ended December 31, 2008, increased $1,275,752 to $13,675,545 from December 31, 2007. During the previous four years net sales levels have fluctuated, as illustrated by the following annual sales levels:
2007  -  $12,399,793;  2006  -  $8,739,208;  2005  -  $12,992,512;  and  2004  -
$8,862,715. There is no guarantee that the fluctuations in the volume of our sales will stabilize or that we will be able to continue to increase our sales volume.

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

 For the year ended December 31, 2008, sales of products manufactured in China accounted for 26 percent of our total net sales. As we continue to manufacture products outside the United States, and more particularly, at facilities in close proximity to our CirTran-Asia production facilities in ShenZhen, China, our business is subject to the risks inherent in doing business internationally. Our international business activities could be affected, limited, or disrupted by a variety of factors, including:

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

Risks Associated with Operations in the People's Republic of China ("China" or the "PRC")

The Company's business will be affected by PRC government regulation and the country's economic environment because a significant portion of our products will be produced in China.

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

A percentage of our revenue is generated from our electronics assembly and manufacturing services. Three customers generated approximately 75 percent and 41 percent of the revenue generated from our electronics and manufacturing services in 2008 and 2007, respectively. Our customers include electronics, telecommunications, networking, automotive, gaming, exercise equipment, and medical device OEMs that contract with us for the manufacture of specified quantities of products at a particular price and during a relatively short period of time. As a result, the mix and number of our customers varies significantly from time to time. Responding to the fluctuations and variations in the mix and number of our customers can cause significant time delays in the operation of our business and the realization of revenues from our customers. These delays could have a material adverse impact on our business, resulting from, among other things, the costs associated from shifting operations to respond to different orders.

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

The New Age Beverage industry is characterized by rapid changes in consumer preferences and public perception. Our ability to continue developing new products to satisfy our consumers' changing preferences will determine our long-term success.

Our current market distribution and penetration is limited with respect to the population as a whole. As of the date of this Report, it was too early for us to determine whether our brand will achieve initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. Based on industry information, we believe that, in general, New Age Beverage brands and products may be successfully marketed for five to nine years after the product is introduced in a geographic distribution area before consumers' taste preferences change. In light of the limited life of New Age Beverage brands and products, a failure to introduce new brands, products or product extensions into the marketplace as current ones mature could prevent us from achieving long-term profitability. In addition, customer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

We could be exposed to product liability claims for personal injury or possibly death.

Although we have product liability insurance in amounts we believe are adequate, there can be no assurance that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is not sufficient a product liability claim would likely have a material adverse effect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products. Additionally, we may be required from time to time to recall products entirely or from specific co-packers, markets or batches. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

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

The following table summarizes the number of shares of our common stock that would be issuable upon conversion of our outstanding convertible debt securities at December 31, 2008, assuming that the full principal amount of those securities (excluding any interest accrued) was converted into shares of our common stock, irrespective of the availability of registered shares and any conversion limitations contained in the underlying debt instruments, and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts:

------------------ ----------------------------- --------------------------- -----------------------------
                   Shares    issuable      upon  Shares    issuable    upon  Total  shares   issuable  in
                   conversion    of    $620,136  conversion  of  $2,658,840  connection  with  conversion
Hypothetical       principal      amount     of  principal     amount    of  of    aggregate    principal
conversion         Convertible   Debenture   by  Convertible  Debentures by  amount    of     Convertible
price              Highgate House Funds, Ltd.    YA Global Investment, L.P.  Debentures
------------------ ----------------------------- --------------------------- -----------------------------
$0.01              62,013,600                    265,884,000                 327,897,600
------------------ ----------------------------- --------------------------- -----------------------------
$0.02              31,006,800                    132,942,000                 163,948,800
------------------ ----------------------------- --------------------------- -----------------------------
$0.03              20,671,200                    88,628,000                  109,299,200
------------------ ----------------------------- --------------------------- -----------------------------
$0.04              15,503,400                    66,471,000                  81,974,400
------------------ ----------------------------- --------------------------- -----------------------------
$0.05              12,402,720                    53,176,800                  65,579,520
------------------ ----------------------------- --------------------------- -----------------------------
$0.10              6,201,360                     26,588,400                  32,789,760
------------------ ----------------------------- --------------------------- -----------------------------

Because the formula for calculating the shares to be issued in connection with conversions of these securities varies based on the market price of our common stock, there effectively is no limitation on the number of shares of common stock which may be issued in connection with their conversion. As such, holders of our common stock will experience substantial dilution of their interests to the extent that the debentures are converted.

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

In recent  months and years,  the stock market in general,  and the OTC Bulletin
Board in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of operating results. Investors in our common stock should be aware that they may not be able to resell our shares at or above the price paid for them due to the fluctuations in the market.

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

Where You Can Obtain Additional Information

Federal securities laws require us to file information with the Securities and Exchange Commission ("SEC") concerning our business and operations. Accordingly, we file annual, quarterly, and interim reports, and other information with the SEC. You can inspect and copy this information at the public reference facility maintained by the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You can get additional information about the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (http://www.sec.gov) at which you can read or download our reports and other information.

Our internet addresses are www.cirtran.com and www.racore.com. Information on our websites is not incorporated by reference herein. We make available free of charge through our corporate website, www.cirtran.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

Our facilities in Shenzhen, China, constitute a sales and business office. We have no manufacturing facilities in China. Our office in Shenzhen is approximately 1,060 square feet. The term of the lease is for two years, beginning May 28, 2007. Under the terms of our lease on the space, the monthly payment is 12,783 China Yuan Renminbi, which was the equivalent of $1,871 on March 27, 2009.

In November 2007, we began occupying approximately 1,260 square feet of commercial space in the Century City district of Los Angeles. The three-year lease calls for payments of $3,525 per month.

In November 2006, we signed a two-year lease on a 1,150 square-foot facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. Lease payments during the two-year lease term have been $1,470 per month. We entered into a new lease agreement, beginning in November 2008 for a 600 square-foot facility at a new location in Bentonville. Lease payments for the near two year lease are $715 per month.

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

         CirTran Asia's Claims:

         On May 30, 2008, the Court granted summary judgment on the issue of liability on all of CirTran Asia's claims against MCE. On June 5, 2008, the Court entered summary judgment for CirTran Asia on some of its claims against MCE and Casey, and entered judgment against MCE and Casey in the amount of $788,875. CirTran Asia subsequently dismissed its claims against Casey and MCE for interference with economic relationships, the Utah statutory claims, and the New Jersey statutory claims. The only issue remaining for trial with respect to CirTran Asia's claims is whether CirTran Asia is entitled to additional compensatory damages not previously awarded, punitive damages, and/or attorneys' fees and costs, related to Casey's and MCE's breach of contract, breach of the implied covenant of good faith and faith dealing, and fraud.

         Ho's and UKing's Claims:

         On September 12, 2008, pursuant to a stipulation of the parties, the Court dismissed the claims of Ho and UKing against Hayek and HIPMG. On September 12, 2008, pursuant to a stipulation of the parties, the Court dismissed the claims of Ho and UKing against Casey. However, the claims of Ho and UKing against MCE remain. On July 11, 2008, the Court granted summary judgment for IE on Ho's and UKing's claims against IE. As a result of the foregoing, none of Ho's or UKing's claims remain.

         IE's Counterclaims:

         On October 21, 2008, pursuant to a stipulation of the parties, the Court dismissed IE's counterclaims against CirTran Asia. International Edge's counterclaims have been dismissed. Thus, none of International Edge's counterclaims remain.

         Casey's Counterclaims:

         On March 31, 2009, Casey dismissed all of his counterclaims against Ho and UKing, including: (a) the claim against Ho for "interference with contract;"
(b) the claim against Ho for "interference with prospective economic advantage;"
(c) the claim against Ho for "trade libel;" (d) the claim against Ho for "constructive trust;" (e) the claim against Ho for "intentional interference with contract; (f) the claim against Ho for "intentional fraud regarding the abdominal wheel project;" and (g) the claim against Ho for "breach of oral non-disclosure agreement against Ho." On January 4, 2008, the Court granted summary judgment for CirTran Asia on the claim for Breach of the exclusive manufacturing agreement (the "EMA"). On September 18, 2007, the Court granted summary judgment for CirTran Asia on the counterclaims for defamation. Casey's counterclaims remaining for trial include: (a) the claim against CirTran Asia for "intentional fraud" in connection with the EMA; and (b) the claim against CirTran Asia for "trade libel."

         MCE's Counterclaims:

         On February 7, 2008, the Court dismissed all of MCE's counterclaims against plaintiffs. Thus, none of MCE's counterclaims remain for trial.

         A final pretrial conference is scheduled for May 1, 2009, at which the remaining claims and counterclaims of CirTran Asia and Casey will be considered. We intend to vigorously pursue our remaining claims, and to defend counterclaims against us, however at this time we cannot determine the eventual outcome of our claims or the potential success or effect any counterclaims may have on us when resolved.

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

The total claims against ABS's estate that must be recognized before we begin to share in the Royalty Obligation payments is $435,000.

In a subsequent pleading, Mr. Dodo and ABS alleged that we had breached the settlement agreement. That claim has been settled. As of the date of this report, $124,000 remains unpaid to ABS as part of the payment which the Company has agreed to pay ABS equal to $435,000 less the royalty payments made to date.

West Direct, Inc., v. CirTran Corporation, Doc. 1080 No. 826, In the District Court of Douglas County, Nebraska. On or about March 11, 2008, plaintiff West Direct, Inc. instituted this action, alleging the existence, and our violation, of a Services Agreement under which plaintiff was to supply certain services for compensation. We deny the plaintiff's claim of approximately $22,000. This matter was settled on June 6, 2008 for $13,000.

A&A Smart Shopping v. CirTran Beverage Corp., California Superior Court, Los Angeles County, KC054487. Plaintiff A&A Smart Shopping ("A&A") filed a complaint against CirTran Beverage Corporation ("CirTran Beverage") and John Does 1-100, claiming breach of contract and intentional interference with economic relations, based on a distribution agreement between A&A and CirTran Beverage. On February 9, 2009, CirTran Beverage filed its answer, claiming that A&A had materially breached the Distribution Agreement, and that CirTran Beverage had terminated the Distribution Agreement. The case is proceeding through discovery. CirTran Beverage intends to defend vigorously against all allegations in this matter.

Apex Maritime Co. (LAX), Inc. v. CirTran Corporation, CirTran Asia, Inc., et al., California Superior Court, Los Angeles County, SC098148. Plaintiff Apex Maritime Co. (LAX), Inc. ("Apex") filed a complaint on May 8, 2008, against the Company and CirTran Asia, the Company's subsidiary, claiming breach of contract, nonpayment on open book account, non-payment of an account stated, and non-payment for services, seeking approximately $62,000 against the Company and $121,000 against CirTran Asia. The Company and CirTran Asia answered on June 9, 2008. The parties subsequently entered into a Release and Settlement Agreement pursuant to which the Company and CirTran Asia agreed to pay an aggregate of $195,000 in monthly payments. In the event of default under the Release and Settlement Agreement, the Plaintiffs could file a Stipulation for Entry of Judgment in the amount of $195,000, minus any amounts paid under the Release and Settlement Agreement. On February 26, 2009, the Stipulation of Judgment was filed, granting the California court jurisdiction to enforce the Release and Settlement Agreement. On March 3, 2009, the court entered its judgment pursuant to the Release and Settlement Agreement.

Jimmy Esebag v. CirTran Beverage Corp., Fadi Nora, et al., California Superior Court, Los Angeles County, BC396162. On August 12, 2008, the plaintiff filed a complaint against CirTran Beverage and Mr. Nora bringing claims of breach of contract, fraud, and defamation (solely against Mr. Nora) alleging non-payment of a fee of $1,000,000. The defendants filed their answer on October 2, 2008. The case is currently in the discovery phase. The defendants intend to defend vigorously against the allegations in this case.

Fortune Resources LLC v. CirTran Beverage Corp, Civil No. 090401259, Third Judicial District Court, Salt Lake County, State of Utah. On February 5, 2009, the plaintiff filed a complaint against CirTran Beverage, claiming non-payment for goods in the amount of $121,135. CirTran Beverage filed its answer on March 10, 2009, denying the allegations in the Complaint. The case is presently in the discovery phase. CirTran Beverage intends to defend vigorously against the allegations in the Complaint.

Global Freight Forwarders v. CirTran Asia, Civil No. 080925731, Third Judicial District Court, Salt Lake County, State of Utah. On December 18, 2008, the plaintiff filed a complaint against CirTran Asia, claiming breach of contract, breach of the duty of good faith and fair dealing, and unjust enrichment, seeking approximately $260,000. The Complaint was served on CirTran Asia on January 5, 2009. On February 12, 2009, CirTran Asia filed its answer. The case is presently in the discovery phase. CirTran Asia intends to defend vigorously against the allegations in the Complaint.

Dr. Najib Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053818. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for $52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. The case is presently in the discovery phase. While CirTran Beverage and Mr. Hawatmeh intend to defend against the allegations in the Complaint, the parties have been engaged in settlement negotiations.

Dr. Paul Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053819. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for $52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. The case is presently in the discovery phase. While CirTran Beverage and Mr. Hawatmeh intend to defend against the allegations in the Complaint, the parties have been engaged in settlement negotiations.

Pac Tech a Division of LaFrance Corporation v. CirTran Corporation, Civil No. 080422470, Third Judicial District Court, Salt Lake County, State of Utah. On December 3, 2008, the plaintiff served a complaint against CirTran Corporation, claiming non-payment for goods or services. Judgment was entered on March 4, 2009, in the amount of $6,383, with accruing interest and costs. The parties are engaged in settlement discussions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

         Calendar Quarter Ended                     High Bid       Low Bid
         ----------------------                     --------       -------
         December 31, 2008                          $ 0.003        $ 0.001
         September 30, 2008                         $ 0.005        $ 0.004
         June 30, 2008                              $ 0.007        $ 0.006
         March 31, 2008                             $ 0.013        $ 0.011
         December 31, 2007                          $ 0.026        $ 0.006
         September 30, 2007                         $ 0.012        $ 0.006
         June 30, 2007                              $ 0.019        $ 0.009
         March 31, 2007                             $ 0.017        $ 0.011

As of April 10, 2009, we had approximately 3,000 shareholders.

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

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under the Company's Stock Plans at April 10, 2009.


-------------------------------------------------------------------------------------------------------------------------

                                Number of securities to be                                      Number of securities
                                  issued upon exercise of     Weighted-average exercise       remaining available for
                                    outstanding options,     price of outstanding options,     future issuance under
          Plan Category            warrants, and rights         warrants, and rights          equity compensation plans
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders                 56,160,000                    $0.014                      47,840,000

Equity compensation plans
not approved by shareholders                 None                       None                           None

   Total                                 56,160,000                    $0.014                      47,840,000
-------------------------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

The following sales of unregistered securities occurred during 2008:

During 2008 we issued 175,222,320 restricted shares of common stock to Highgate and YA Global upon conversion of $691,160 of convertible debt and accrued interest. On each conversion date, the conversion rate was the lower of $0.10 per share, or 100 percent of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion. The average conversion rate was $.004 during 2008.

During the first six months of 2008 we issued a total of 56,142,857 restricted shares in six separate private placements for a total of $404,000.

In August 2008, we issued 3,000,000 restricted shares of common stock to a former employee as part of a final payment of an accrued settlement obligation in the amount of $21,000, which was the fair market value of the shares required to be issued when the settlement was made.

In September 2008 a total of 80,635,960 restricted shares were issued in four private placement transactions involving the conversion of $367,900 in advances, which investors had previously loaned to the Company. Also included in these transactions was the conversion of accrued liabilities totaling $39,890. All dollar amounts were based on the fair market value on the day the shares were sold as determined by the closing price bid price.

The following sales of securities occurred during 2007:

During 2007, we issued 264,518,952 unregistered shares of common stock to Highgate upon conversion of $1,979,864 of convertible debt and accrued interest at an aggregate conversion rate of $0.007 per share. On each conversion date, the conversion rate was the lower of $0.10 per share, or 100 percent of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.

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

Penny Stock Rules

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, authorized for quotation from the NASDAQ stock market, issued by a registered investment Company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years, $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

In our U.S. operations, we provide a mix of high and medium size volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing and post-manufacturing services. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing. We also market an energy drink under the Playboy brand pursuant to a license agreement with Playboy Enterprises, Inc. ("Playboy").

We conduct business through multiple subsidiaries and divisions: CirTran USA, Racore Technology CirTran Asia, CirTran Products, CirTran Media Group, CirTran Online, and CirTran Beverage.

CirTran USA accounted for 12 percent and 25 percent of our total revenues during 2008 and 2007, respectively, generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

CirTran Asia manufactures and distributes electronics, consumer products and general merchandise to companies with international markets. Such sales were 13 percent and 34 percent of our total revenues during 2008 and 2007, respectively.

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. These sales comprised 1 percent of total sales for each of the years ended December 31, 2008 and 2007.

CirTran  Media  provides   end-to-end   services  to  the  direct  response  and
entertainment industries. During 2008 and 2007, this subsidiary's revenues were 2 percent and 6 percent of total sales, respectively.

CirTran Online sells products via the internet, and provides services and support to internet retailers. In conjunction with partner GMA, revenues from this division were 24 percent and 20 percent of total revenues in 2008 and 2007, respectively.

CirTran Beverage was organized, in May 2007, to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise. The Company also entered into an agreement with PlayBev, a related party, which holds the Playboy license. The Company provides development and promotional services to PlayBev, and pay a royalty based on the Company's product sales and manufacturing costs. Services billed to PlayBev in 2008 and 2007 under this arrangement accounted for 37 percent and 12 percent of total sales, respectively. The Company also sold energy drink beverages during 2008 and 2007, which amounted to 11 percent and 2 percent of total sales.

RESULTS OF OPERATIONS - COMPARISON OF YEARS ENDED DECEMBER 31, 2008 AND 2007

Sales and Cost of Sales

Net sales increased 10 percent to $13,675,545 for the year ended December 31, 2008, as compared to $12,399,793 for the year ended December 31, 2007. The increase is primarily attributable to revenue provided by the new CirTran Online and CirTran Beverage subsidiaries, which were created in 2007. Revenues from services billed within those two divisions increased to a combined $9,780,043 for the year ended December 31, 2008, as compared to an aggregated $4,175,208 of sales during 2007. With resources focused in 2008 on the CirTran Online and CirTran Beverage operations, net revenues for the CirTran USA, CirTran Asia, CirTran Products and CirTran Media Group fell a combined 53%, or $4,329,083 for the year ended December 31, 2008.

Cost of sales, as a percentage of sales, increased to 88 percent of sales for the year ended December 31, 2008, as compared to 74 percent for the prior year ended December 31, 2007. Consequently, the gross profit margin decreased to 12 percent from 25 percent, respectively, for the same time period. The decrease in gross profit margin is attributable to the continued sales mix shift into the CirTran Online and CirTran Beverage products and services. The primary CirTran Online products and services are governed by the arrangement we have with GMA. Pursuant to our Assignment and Exclusive Services Agreement, we recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. This management fee is included in our cost of revenue. Another important factor driving the decrease in gross margin percentage is the nature of our manufacturing and distribution agreement with PlayBev. Presently, CirTran Beverage invoices PlayBev for beverage development and marketing services, on what amounts to five percent markup basis. In addition, CirTran Beverage records products sales and costs on sales made directly to distributors and end customer, which sales provide a more favorable gross profit margin. We anticipate that gross profit margins for CirTran Beverage will increase in the future as we increase our distribution of the Playboy energy drink beverages to both domestic and international markets.

The following charts present (i) comparisons of sales, cost of sales and gross profits generated by our three operating segments, i.e., Contract Manufacturing, Electronics Assembly, and Marketing and Media during 2008 and 2007; and (ii) comparisons during these two years for each segment between sales generated by pre-existing customers and sales generated by new customers.

--------------------------------------------------------------------------------
                                                                    Gross Loss
      Segment             Year      Sales       Cost of Sales        / Margin
--------------------------------------------------------------------------------
Contract Manufacturing    2008   $ 1,945,867      $ 1,306,063         $ 639,804
                          2007     4,334,868        2,996,062         1,338,806


Electronics Assembly      2008     1,664,796        1,458,872           205,924
                          2007     3,089,303        2,435,183           654,120

Marketing / Media         2008    10,064,882        9,303,332           761,550
                          2007     4,975,622        3,834,374         1,141,248



--------------------------------------------------------------------------------
                                                 Sales to
                                    Total       Pre-existing       Sales to new
      Segment             Year      Sales        Customers          Customers
--------------------------------------------------------------------------------
Contract Manufacturing    2008   $ 1,945,867     $ 1,872,176          $ 73,691
                          2007     4,334,868       2,784,267         1,550,601

Electronics Assembly      2008     1,664,796       1,647,480            17,316
                          2007     3,089,303       3,053,662            35,641

Marketing / Media         2008    10,064,882       8,461,554         1,603,328
                          2007     4,975,622         800,414         4,175,208


Selling, General and Administrative Expenses

During the year ended December 31, 2008, selling, general and administrative expenses decreased by nearly 23 percent as compared to the year ended December 31, 2007. The reduction of $1,754,568 in selling, general and administrative expenses was driven primarily by lower commission and product media expenses, resulting from the shift in our product sales mix during the year, together with a reduction in product testing expenses of CirTran Beverage products, which was performed substantially in 2007.

Non-cash compensation expense

Non-cash compensation expense, resulting from the granting of options to employees and outside attorneys to purchase common stock, decreased by $368,312, or 80 percent for the year ended December 31, 2008, as compared to the prior year. The decrease was the direct result of fewer stock options being granted to employees during 2008 as compared to 2007. During 2008, employees were granted options to purchase 12,960,000 shares of common stock, compared to 59,200,000 options to purchase shares of common stock shares granted during 2007.

Other income and expense

Interest expense for the year ended December 31, 2008, was $1,903,590 as compared to $2,650,047 for the year ended December 31, 2007, a decrease of 28 percent. The interest expense recorded in the Consolidated Statements of Operations combines both accretion expense and interest expense. The decrease in interest expense was driven by a $1,000,000 reduction in accretion expense recorded for the year ending December 31, 2008, as compared to the year ending

December 31, 2007. Derivative accounting treatment of convertible debentures requires accretion of the carrying value of the convertible debenture until the carrying value equals the face value of the instrument. During the year ending December 31, 2008, the carrying value of two of the convertible debenture equaled the face value of the instrument, and as a result, the accretion treatment ceased prior to 2008 (see note 12 of the consolidated financial statements). The reduction in accretion expense was partially offset by a $254,914 increase in interest expense to $787,797 for the year ending December 31, 2008, as compared to $532,883 for the year ending December 31, 2007.

We began accruing interest income during 2008 as a result of a modification of our agreement with PlayBev that took effect on March 19, 2008. Interest income for the year ending December 31, 2008 totaled $217,431.

During the year ending December 31, 2008, we received a total of $550,000 in connection with two settlement agreements. As part of the settlement of an agreement with an overseas distributor, with whom contract Negotiations eventually terminated, we received $250,000. We also arrived at a settlement agreement in connection with litigation, and received $300,000 to resolve all related claims.

During the year ending December 31, 2007, we recorded a gain of $1,168,623 as the result of terminating our contract with Diverse Media Group (DTG). As of December 31, 2008 the carrying value of the investment in DTG stock was impaired, resulting in a loss on investment of $1,068,000.

We recorded a $2,417,283 gain on our derivative valuation for the year ending December 31, 2008, as compared to a loss of $1,076,629 recorded for the year ending December 31, 2007. The favorable swing in the derivative valuation is primarily the result of factors relating to the differing debt levels of the underlying convertible securities, together with the varying market values of our common stock.

As a result of these factors, our overall net loss from operations was reduced to $3,911,212 for the year ending December 31, 2008, as compared to a net loss of $7,232,524 for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $33,225,415 at December 31, 2008, and $29,414,203 at December 31, 2007. Net loss for the year ended December 31, 2008, was $3,911,212 as compared to $7,232,524 for the year ended December 31, 2007. Our current liabilities exceeded our current assets by $4,244,213 as of December 31, 2008, and by $5,986,817 as of December 31, 2007.
For the years ended December 31, 2008 and 2007, we experienced negative cash flows from operating activities of $2,444,142 and $4,260,618, respectively.

Cash

The amount of cash used in operating activities during the year ended December 31, 2008, decreased by $1,816,476, as compared to the year ended December 31, 2007, driven primarily by the reduction in operating losses from the previous year, an increase in prepaid deposits during 2008 and increases in Accounts Payable and Accrued Liabilities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $179,542 during the year ended December 31, 2008. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable

During 2007, we agreed to provide services to PlayBev for initial development, marketing, and promotion of the Playboy-labeled energy beverages. We bill these services to PlayBev and record the amount as an account receivable. The receivable, recorded as a receivable due from related party, increased during 2008 to $4,718,843 as of December 31, 2008, as compared to a $1,438,967 balance as of December 31, 2007. As per our arrangement with PlayBev, we anticipate that PlayBev will repay the receivable by netting out royalties PlayBev earns from beverage distribution sales, and which royalties we have agreed to pay PlayBev out of anticipated beverage distribution sales. In March 2008 we began accruing interest on the amount due from PlayBev.

Accounts payable, accrued liabilities and short-term debt.

During the year ended December 31, 2008, accounts payable, distributions payable and other accrued liabilities increased by $1,325,553 to a combined balance of $5,170,080 as of December 31, 2008, as compared to the corresponding combined balance of $3,844,527 as of December 31, 2007. Accounts payable activity increased due to extensive PlayBev-related services performed during the entire 2008 year for beverage development, distribution and marketing services. The increase in accounts payable was partially offset by a reduction in distributions payable owed to a member of our Board of Directors (by assignment to him of a portion of our membership interest in Afterbev) and which was subsequently relinquished in 2008. At December 31, 2008, we owed various investors $747,329 from whom we had borrowed funds in the form of either unsecured or short-term advances. Some investors have already converted their advances into shares of common stock and others intend to convert their advances into formal promissory note agreements. In addition, at December 31, 2008, we owed other investors $230,447 in short-term debt relating to promissory note agreements.

Liquidity and financing arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations. We had an accumulated deficit of $33,325,415, along with a total stockholders' deficit of $2,945,823 at December 31, 2008. In addition, we have used, rather than provided, cash in our operations for the years ended December 31, 2008 and 2007. As of December 31, 2008, our monthly operating costs and interest expense averaged approximately $707,000 per month.

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

Convertible Debentures

Highgate House Funds, Ltd. - In May 2005, we entered into an agreement with Highgate to issue a $3,750,000, five percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of our assets. Highgate agreed to extend the maturity date of the Debenture to December 31, 2008 along with an interest rate increase from 5 percent to 12 percent. No further extension has been granted.

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2008, was $250,923.

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

We determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which was the remaining face value of the debenture. The carrying value of the Debenture as of December 31, 2008, was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature as of December 31, 2008 was $0.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds was used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008, Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock.

YA Global December Debenture - In December 2005, we entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008, and has a security interest in all our assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008 2008 along with an interest rate increase from 5 percent to 12 percent. No further extension has been granted.

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of our common stock at a conversion price equal to an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at December 31, 2008, was $330,904.

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

The YA Global Debenture was issued with 10,000,000 warrants, with an exercise price of $0.09 per share. The warrants vest immediately and have a three-year life. As a result of the May 2007 1.2-for-1 forward stock split, the effective number of vested warrants increased to 12,000,000. As of December 31, 200, all 12,000,000 warrants have expired.

We also granted YA Global registration rights related to the shares of our common stock issuable upon the conversion of the December Debenture and the exercise of the warrants. As of the date of this Report, no registration statement had been filed.

We determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted over the life of the December Debenture until August 31, 2008, a former maturity date, at which time the value of the December Debenture reached $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of December 30, 2008, was $0.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of December 31, 2008, YA Global had not converted any of the December Debenture into shares of our common stock.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2008, was $274,694.

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

In connection with the August Purchase Agreement, we also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants have an exercise price of $0.06 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred. As a result of the May 2007 1.2-for1 forward stock split, the effective number of outstanding warrants increased to 18,000,000.

In connection with the issuance of the August Debenture, we also granted YA Global registration rights related to the common stock issuable upon conversion of the August Debenture and the exercise of the Warrants. As of the date of this Report, no registration statement had been filed.

We determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. During the year ended December 31, 2008 YA Global chose to convert $341,160 of the convertible debenture into 139,136,360 shares of common stock. As of December 31, 2008 the carrying value of the August Debenture was $1,042,514. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of December 31, 2008, was $648,653.

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

In an effort to finance the initial development and marketing of the new drink, the Company and other investors formed AfterBev, a California limited liability company and partially-owned, consolidated subsidiary of the Company. The Company contributed expertise in exchange for an initial 84 percent membership interest in AfterBev. The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. The Company borrowed an additional $250,000 from an individual, and AfterBev contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions. The Company recorded this $750,000 amount as an investment in PlayBev, accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted to the Company, PlayBev agreed to appoint our president and one of our directors to two of PlayBev's three executive management positions. In addition, during 2007, these two affiliates personally purchased membership interests from other PlayBev members which aggregated 11.1 percent. Despite the combined 78.5 percent interest owned by these affiliates and the Company, and the resultant ability to partially influence PlayBev, the operating agreement for PlayBev requires that various major operating and organizational decisions be agreed to by members owning at least 75 percent of the membership interests. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is a related party, the Company cannot unilaterally control significant operating decisions of PlayBev, and has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

PlayBev has no operations. Therefore, under the terms of the exclusive manufacturing and distribution agreement between PlayBev and CirTran Corporation, the Company was appointed the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. The Company incurred $782,296 and $93,104 in royalty expenses due to PlayBev during the years ended December 31, 2008 and 2007, respectively.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are to be billed to PlayBev and recorded as an account receivable from PlayBev. The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008, the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. As of March 19, 2008, the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. The Company has billed PlayBev for marketing and development services totaling $5,044,741 and $1,532,071 for the years ending December 31, 2008 and 2007, respectively, which have been included in revenues for our marketing and media segment. As of December 31, 2008, the interest accrued on the balance owing from PlayBev totaled $217,431. The net amount due the Company from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $4,718,843 at December 31, 2008.

On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent. Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by the Company president and one of the Company's directors. In addition, during 2008, the two affiliates personally purchased membership interests from PlayBev directly and from other Playbev members an additional
11.22 percent which aggregated 22.35 percent. Despite the combined 73.35 percent interest owned by these affiliates and the Company, and the resultant ability to partially influence PlayBev, the operating agreement for PlayBev was amended on August 23, 2008, which requires that various major operating and organizational decisions be agreed to by members owning at least 95 percent of the membership interests. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is a related party, the Company cannot unilaterally control significant operating decisions of PlayBev, and has not accounted for PlayBev's operations as if it was a consolidated subsidiary.


AfterBev Group, LLC

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

Throughout the balance of 2007, as energy drink development and marketing activities progressed, the Company raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were Company stockholders. In some cases, the Company sold a portion of its membership interest, including voting rights. In other cases, the Company sold merely a portion of its share of future AfterBev profits and losses. By the end of 2007, after taking into account the two interests it had assigned, the Company had retained a net 14 percent interest in AfterBev's profits and losses, but had retained 52 percent of all voting rights in AfterBev. The Company recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of the Company's original share of AfterBev. At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, who is one of the Company's directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he purchased a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev's profits and losses. In turn, the director loaned $834,393 to the Company in the form of unsecured advances. $600,000 of that loan was used to purchase interest in Playbev directly which resulted in a reduction of $600,000 of amounts owed by Playbev to the Company. As of December 31, the Company still owes the director $201,229 in the form of unsecured advance.

Global Marketing Alliance

We entered into an agreement with Global Market Alliance, LLC ("GMA") and certain of its affiliates, and hired GMA's owner as the Vice President of our subsidiary CirTran Online. Under the terms of the agreement, we outsource to GMA the online marketing and sales activities associated with our CirTran Online products. In return, we provide bookkeeping and management consulting services to GMA, and pay GMA a fee equal to five percent of CirTran Online's net sales. In addition, GMA assigned to us all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and we also assumed the related contractual performance obligations. We recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs.

Transactions involving Officers, Directors, and Stockholders

Don L. Buehner was appointed to our Board of Directors as of October 1, 2007. For services to be rendered in 2008, we granted Mr. Buehner an option during 2007 to purchase 2,400,000 shares of our common stock. Prior to his appointment as a director, Mr. Buehner bought the building housing our principal executive offices in Salt Lake City in a sale/leaseback transaction. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. We pay Mr. Buehner a monthly lease payment of $17,083, which is subject to annual adjustments in relation to the Consumer Price Index. We believe that the amount charged and payable to Mr. Buehner under the lease is reasonable and in line with local market conditions. Mr. Buehner retired from our Board of Directors in June 2008.

In February 2007, we appointed Fadi Nora to our Board of Directors. For services rendered in 2007 and to be rendered in 2008, we granted Mr. Nora options during 2007 to purchase a total of 4,800,000 shares of common stock. In addition, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by us directly through his efforts. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by us that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is our introduction to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither we nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. During 2007, Mr. Nora received $345,750 in compensation associated with sales of portions of our interest in AfterBev. During 2008, Mr. Nora has received no compensation under this arrangement, and at December 31, 2008, the Company owed him $49,850 stemming from investment proceeds received under various financing arrangements during the 2008.

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, Fadi the other assignee, who is one of the Company's directors, interest in AfterBev's profits and losses. Accordingly, he was granted a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008,the director had sold 23 percent to unrelated investors for a total of $1,675,000, and had retained the remaining
16.5 percent interest in AfterBev's profit and losses. In turn, the director loaned these sales proceeds to the Company in the form of unsecured advances. Of these proceeds, $600,000 was used to purchase interest in Playbev directly which resulted in a reduction of $600,000 of amounts owed by Playbev to the Company. As of December 31, 2008 the Company still owed the director $201,229 in the form of unsecured advance.

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

In May 2007, we issued a 10 percent promissory note to a family member of our president in exchange for $300,000. The note is due on demand after one year. In May 2008 the interest on the promissory note increased to 12 percent per the note agreement. In addition to interest we repaid principal of $8,444 and $146,100 during twelve months ending December 31, 2008 and 2007 respectively.

In March 2008, we issued a 12 percent promissory note in the amount of $105,000 to a family member of our president in exchange for $100,000 in cash. The note is due on 12/31/09. During 2008, in addition to interest we repaid principal of $58,196.

During 2007, our president advanced us $30,000; this obligation was repaid prior to December 31, 2007. During the year ended December 31, 2008, our president advanced the Company $778,600. Of that amount, $600,000 was used to purchase interest in Playbev directly which resulted in a reduction of $600,000 of amounts owed by Playbev to the Company. As of December 31, 2008 the Company still owed our president $146,000 in the form of unsecured advances.

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

We have also recorded revenue using a "Bill and Hold" method of revenue recognition. The SEC in Staff Accounting Bulletin No. 104, imposes several requirements to be met in order to recognize revenue prior to shipment of product.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2008, it was determined that the Company's investment in Diverse Talent Group was impaired, and the company recorded a loss on investment in the amount of $1,068,000. Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $423,026 and $422,376 for the years ended December 31, 2008 and 2007, respectively.

Financial  Instruments  with  Derivative  Features  - We do not  hold  or  issue derivative instruments for trading purposes. However, we have financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value, and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments are measured each quarter.

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

Stock-Based Compensation - The Company has outstanding stock options to directors and employees, which are described more fully in Note 16 to the financial statements. The Company accounts for its stock options in accordance with Statements of Financial Standards 123R, Share-Based Payment (SFAS 123R). SFAS 13R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Stock-based employee compensation incurred for the years ended December 31, 2008 and 2007 was 93,351 and 462,648, respectively.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements appear at the end of this report, beginning with the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision of our Chief Executive Officer / Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures were not effective of December 31, 2008 with regards to the accounting and valuation of derivative liabilities and the impairment of long lived assets.

Changes in Internal Control over Financial Reporting

During the twelve months ended December 31, 2008 there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The major change was the loss of our Chief Financial Officer just prior to the year end.

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

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 because of the matters discussed above.

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

ITEM 9B. OTHER INFORMATION

The Company has previously reported all information required to be disclosed under this Item 9B during the fourth quarter of 2008 in a report on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information concerning the executive officers and directors of CirTran as of April 10, 2009:

Name                         Age         Position

Iehab J. Hawatmeh            42          President,  Chief  Executive   Officer,
                                         Director, Chairman of the Board,  Chief
                                         Financial Officer

Fadi Nora                    48          Director

Shaher Hawatmeh              43          Chief Operating Officer since June 2004

Iehab J. Hawatmeh founded our predecessor company in 1993 and has been our Chairman, President and CEO since July 2000. Mr. Hawatmeh oversees all daily operation including technical, operational and sales functions for the Company. Mr. Hawatmeh is currently functioning in a dual role as Chief Financial Officer. Prior to his involvement with the Company, Mr. Hawatmeh was the Processing Engineering Manager for Tandy Corporation overseeing that company's contract manufacturing printed circuit board assembly division. In addition, he was responsible for developing and implementing Tandy's facility Quality Control and Processing Plan model. Mr. Hawatmeh received a Master's of Business Administration from University of Phoenix and a Bachelor's of Science in Electrical and Computer Engineering from Brigham Young University.

Fadi Nora is a self-employed investment consultant. He was formerly a director of ANAHOP, Inc., a private financing company, and was a consultant for several projects and investment opportunities, including CirTran Corporation, NFE records, Focus Media Group, and other projects. He has been a member of our Board since February 2007. Prior to his affiliation with ANAHOP, Mr. Nora worked with Prudential Insurance services and its affiliated securities brokerage firm Pru-Bach, as District Sales Manager. Mr. Nora received a B.S. in Business Administration from St. Joseph University, Beirut, Lebanon, in 1982, and an MBA
- Masters of Management from the Azusa Pacific University School of Business in 1997. He also received a degree in financial planning from the University of California at Los Angeles.

Shaher Hawatmeh, Chief Operating Officer, joined our predecessor company in 1993 as its Controller shortly after its founding. He has served in his present capacity since June 2004. Mr. Hawatmeh directly oversees all daily manufacturing production, customer service, budgeting and forecasting for the Company. Following the Company's acquisition of Pro Cable Manufacturing in 1996, Mr. Hawatmeh directly managed the entire Company, supervising all operations for approximately two years and overseeing the integration of this new division into the Company. Prior to joining CirTran, Mr. Hawatmeh worked for the Utah State Tax Commission. Mr. Hawatmeh earned a Master's of Business Administration with an emphasis in Finance from the University of Phoenix and a Bachelor's of Science in Business Administration and a Minor in Accounting. Shaher Hawatmeh is the brother of our President, CEO and Chairman, Iehab Hawatmeh.

Donald L. Buehner has been an entrepreneur and a leader of several businesses since the 1960s, particularly in the lighting industry. He started Traco Ltd., a manufacturer of masonry materials, and until recently served as chairman of LiteTouch, Inc., a manufacturer and distributor of residential and commercial lighting control systems. He is also currently the owner of DB Finance, a finance company that discounts commercial paper, provides factoring services, and acquires and leases commercial properties. Mr. Buehner served as a member of our Board of Directors until he retired from the Board of Directors following the Annual Meeting of Shareholders held on June 18, 2008.

Board of Directors

The Board is elected by and is accountable to the shareholders of the Company. The Board establishes policy and provides strategic direction, oversight, and control of the Company. The Board met five times during 2007 and met three times during 2008. All directors attended at least 75% of the meetings.

Committees of the Board of Directors

As of the date of this Report, the Company did not have separately-designated Audit, Compensation, Governance or Nominating Committees. The Company's full Board acts in these capacities. The Board has determined that the Company does not have at present an audit committee financial expert as defined under Securities and Exchange Commission rules.

As of the date of this Report, there have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires CirTran's officers, directors, and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to the Company, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, the Company believes that all reports that were required to be filed by these individuals and persons under Section 16(a) were filed on time in fiscal year 2008.

Code of Ethics

The Company expects that all of its directors, officers and employees will maintain a high level of integrity in their dealings with and on behalf of the Company and will act in the best interests of the Company. The Company has adopted a Code of Business Conduct and Ethics ("Code of Ethics") which provides principles of conduct and ethics for the Company's directors, officers and employees. This Code of Ethics complies with the requirements of the Sarbanes-Oxley Act of 2002. This Code of Ethics is available on the Company's website at www.cirtran.com under "Investor Relations--Corporate Governance" and is also available in print to any stockholder who requests a copy by writing to our corporate secretary at 4125 South 6000 West, West Valley City, Utah 84128.

Director Independence

As of the date of this Report, the Company's common stock was traded on the OTC Bulletin Board (the "Bulletin Board"). The Bulletin Board does not impose standards relating to director independence, or provide definitions of independence. The Company presently has no fully independent directors.

Shareholder Communications with Directors

If the Company receives correspondence from a shareholder that is addressed to the Board, we forward it to every director or to the individual director to whom it is addressed. Shareholders who wish to communicate with the directors may do so by sending their correspondence to the director or directors at the Company's headquarters at 4125 South 6000 West, West Valley City, Utah 84128.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We are required to provide information regarding the compensation program in place for our Chief Executive Officer, Chief Financial Officer, and the three other most highly-compensated executive officers. We have also voluntarily elected to include information concerning additional executive officers. In this Annual Report, we refer to our CEO, CFO, and the other highly-compensated executive officers named herein as our "Named Executive Officers." This section includes information regarding, among other things, the overall objectives of our compensation program and each element of compensation that we provide to these and other executives of the Company. This section should be read in conjunction with the detailed tables and narrative descriptions contained in this Report.

As of the date of this Report, the Company did not have a compensation committee; the Company's Board was responsible for determining the Company's compensation policies.

Compensation Objectives

The Company's compensation program encompasses several factors to determine the compensation of the Named Executive Officers. The following are the main objectives of the compensation program for the Named Executive Officers:

         o        Retain qualified officers
         o Provide overall corporate direction for the officers and also to provide direction that is specific to the officers' respective areas of authority. The level of compensation amongst the officer group, in relation to one another, is also considered in order to maintain a high level of satisfaction within the leadership group. We consider the relationship that the officers maintain to be one of the most important elements of the leadership group.
         o        Provide a  performance  incentive
         o        Reward the officers in the following areas:
                  o   Achievement of specific goals, budgets, and objectives;
                  o   Professional education and development;
                  o Creativity, innovative ideas, and analysis of new programs and projects;
                  o   New program implementation;
                  o   Results-oriented determination and organization;
                  o   Positive and  supportive direction  for company personnel;
                      and
                  o   Community involvement.

As of the date of this Report, there were four principal elements of Named Executive Officer compensation. The Board determines the portion of compensation allocated to each element for each individual Named Executive Officer. The discussions of compensation practices and policies are of historical practices and policies. Our Board is expected to continue these policies and practices, but will reevaluate the practices and policies as it considers advisable.

The primary elements of the compensation program include: o Base salary;

         o        Performance bonus and commissions;
         o        Stock options and stock awards
         o        Employee benefits in the form of:
                  o   Health and dental insurance;
                  o   Life insurance;
                  o   Paid parking and auto reimbursement; and
         o        Other de minimis benefits.

Base salary

Base salary is intended to provide competitive compensation for job performance and to attract and retain qualified individuals. The base salary level is determined by considering several factors inherent in the market place such as: the size of the company; the prevailing salary levels for the particular office or position; prevailing salary levels in a given geographic locale; and the qualifications and experience of the officer.

Performance bonus and commissions

Bonuses are in large part based on company performance. An earnings before interest, taxes, depreciation, and amortization ("EBITDA") formula and sales growth are the determining factors used to calculate the performance bonus for the Chief Executive Officer and Chief Operating Officer. These two officers are also paid a commission based on a percentage that sales revenue increases as compared to the prior year. In addition, the Chief Executive Officer and Chief Operating Officer are eligible to receive a bonus equal to a certain percentage of, respectively, the value of an acquisition, and the amount of investment proceeds, that the Company achieves during the preceding year attributable solely to their specific efforts. The Chief Financial Officer receives a performance bonus based on performance, as determined by the Board, in addition to any bonus required under an employment contract. Policy decisions to waive or modify performance goals have not been a significant factor to date.

Stock options and stock awards

Stock ownership is provided to enable Named Executive Officers and directors to participate in the success of the Company. The direct or potential ownership of stock will also provide the incentive to expand the involvement of the Named Executive Officer to include, and therefore be mindful of, the perspective of stockholders of the Company.

Employee benefits

Several of the employee benefits for the Named Executive Officers are selected to provide security for the Named Executive Officers. Most notably, insurance coverage for health, life, and liability are intended to provide a level of protection to that will enable the Named Executive Officers to function without having the distraction of having to manage undue risk. The health insurance also provides access to preventative medical care which will help the officers function at a high energy level, manage job related stress, and contribute to the overall well being, all of which contribute to an enhanced job performance.

Other de minimis benefits

Other de minimis employee benefits such as cell phones, parking, and auto usage reimbursements are directly related to job functions but contain a personal use element which is considered to be a goodwill gesture that contributes to enhanced job performance.

As discussed above, the Board determines the portion of compensation allocated to each element for each individual Named Executive Officer. As a general rule, salary is competitively based, while giving consideration to employee retention, qualifications, performance, and general market conditions. Typically, stock options are based on the current market value of the option and how that will contribute to the overall compensation of the Named Executive Officer. Consideration is also given to the fact that the option has the potential for an appreciated future value. As such, the future value may be the most significant factor of the option, but it is also more difficult to quantify as a benefit to the Named Executive Officer.

Accordingly, in determining the compensation program for the Company, as well as setting the compensation for each Named Executive Officer, the Board attempts to attract the interest of the Named Executive Officer within in the constraints of a compensation package that is fair and equitable to all parties involved.

The following table summarizes all compensation paid to the Named Executive Officers in each of the last two fiscal years.

                                                Summary Compensation Table
                                                                                      Change in
                                                                                      Pension Value
                                                                         Non-Equity   and
                                                                         Incentive    Nonqualified    All
                                                                         Plan         Deferred        Other
                                                    Stock      Option    Compen-      Compensation    Compen-
Name and Principal             Salary     Bonus     Awards     Awards    sation       Earnings        sation      Total
Position              Year     $          $         $          $ (2)     $            $               $ (3)       $
(a)                   (b)      (c)        (d)       (e)        (f)       (g)          (h)             (i)         (j)
-------------------  ------    -------    ------   -------    -------    -------      ------------    -------     -------
Iehab J. Hawatmeh,
President and Chief   2007     295,000     11,338       -     103,531      -            -              20,603     430,472
Executive Officer     2008     295,000          -       -           -      -            -              21,666     316,666

Shaher Hawatmeh,
Chief Operating       2007     210,000      2,268       -      82,825      -            -              20,603     315,696
Officer               2008     210,000          -       -           -      -            -              21,456     231,456

David L. Harmon,
Chief Financial       2007      13,462      2,083       -           -      -            -                   -      15,545
Officer (1)           2008     171,634     25,000       -           -      -            -              12,282     208,916

Trevor Saliba
Chief Marketing       2007      87,358      5,057       -      40,285      -            -             329,462     462,162
Officer (1)           2008           -          -  21,000           -      -            -                   -      21,000

Charles Ho,
President,            2007           -    289,346       -           -      -            -                   -     289,346
CirTran-Asia (1)      2008           -     54,757       -           -      -            -                   -      54,757

         (1) Mr. Harmon's employment commenced on November 26, 2007, and he resigned December 11, 2008. Mr. Ho's employment commenced on June 15, 2004, and terminated at the three-year conclusion of his employment contract on June 15, 2007. Mr. Ho has continued working with the Company as an independent consultant. Mr. Saliba left the Company in 2007.

         (2) The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal years ended December 31, 2007 and 2008, in accordance with SFAS No. 123(R). Assumptions used in the calculation of these amounts are included in Note 16 to the Company's audited financial statements for the years ended December 31, 2007 and 2008, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009. Amounts for Iehab J. Hawatmeh and Shaher Hawatmeh each include amounts related to two separate grants of options, one at the beginning and one at the end of 2007. The former grant was intended to relate to services to be rendered during 2007, and the latter was intended to relate to services to be rendered during 2008.

         (3) Amounts for Mr. Iehab Hawatmeh and Shaher Hawatmeh include $9,000 each for car allowance, and $11,237 each for payments of medical insurance premiums. The amount for Mr. Saliba includes $101,462 in commissions, and $228,000 in severance payments. Amounts paid to other officers for 2008, and all amounts for 2007, were less than $10,000.

Employment Agreements

On July 1, 2004, we entered into an employment agreement with our President and CEO, Iehab Hawatmeh, with an effective date of June 26, 2004 for a term of five years, automatic renewal on a year-to-year basis, base salary of $225,000, bonus of 5% of earnings before interest, taxes, depreciation, and amortization, payable quarterly, as well as any other bonus approved by the Board, and health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance. Mr. Hawatmeh's employment could be terminated for cause, or upon death or disability; a severance penalty applied in the event of termination without cause, in an amount equal to five full years of the then-current annual base compensation, half upon termination and half one year later, together with a continuation of insurance benefits for a period of five years. On January 1, 2007, an amendment to the employment agreement became effective. The amended agreement is for a term of five years and renews automatically on a year-to year basis, provides for base salary of $295,000, plus a quarterly bonus of 5% of earnings before interest, taxes, depreciation, and amortization, as well as an annual bonus payable as soon as practicable after completion of the audit of the Company's annual financial statements equal to 0.5% of gross sales for the most recent fiscal prior year which exceed 120% of gross sales for the previous fiscal year, plus an additional bonus of 1% of the net purchase price of any acquisitions that are generated by the executive, and any other bonus approved by the Board. The amended agreement also provides for a grant of options to purchase 5,000,000 shares of the Company's common stock in accordance with the terms of the Company's Stock Option Plan, with terms and an exercise price at the fair market value of the Company's common stock on the date of grant. The amended agreement provides for benefits including health insurance coverage, car allowance, and life insurance.

On July 1, 2004, we also entered into an employment agreement, dated effective June 26, 2004, with Shaher Hawatmeh, to act as Chief Operating Officer. Mr. Hawatmeh is the brother of our President and CEO, Iehab Hawatmeh. The original agreement was for a term of three years, renewing automatically on a year-to-year basis, base salary of $150,000, plus a bonus of 1% of our earnings before interest, taxes, depreciation, and amortization, payable quarterly, as well as any other bonus approved by the Board, and provided for health insurance coverage, cell phone, life insurance, and D&O insurance. Employment could be terminated for cause, or upon death or disability. In the event of termination without cause, a severance payment in an amount equal to one years' salary was to be paid. The agreement also contained prohibitions against competition for a period of one year from the date of termination and prohibitions against solicitation of our employees or customers, or inducing anyone to cease doing business with us for a period of two years after termination. On January 1, 2007, an amendment to the employment agreement became effective, providing for a term of five years, automatic renewal on a year-to year basis, base salary of $210,000, a quarterly bonus of 2.5% of earnings before interest, taxes, depreciation, and amortization, an annual bonus of 0.1% of gross sales which exceed 120% of gross sales for the previous year, and a bonus of 5% of all gross investments made into the Company that are directly generated and arranged by Mr. Hawatmeh. The amended agreement also provides for a grant of options to purchase 4,000,000 shares of the Company's common stock in accordance with the terms of the Company's Stock Option Plan, with terms and an exercise price at the fair market value of the Company's common stock on the date of grant. The amended agreement also provides for health insurance coverage, car allowance and life insurance.

On November 26, 2007, we entered into an agreement with David L. Harmon pursuant to which we agreed to pay him a base salary of $175,000. Mr. Harmon is also entitled to receive a bonus of $25,000 per year, payable in four equal installments. Under the agreement, Mr. Harmon also was granted options to purchase 3,000,000 shares of the Company's common stock each year, and was given benefits including health insurance coverage and life insurance. In the event of termination without cause, a severance payment equal to one years' salary was payable. Amounts in the table reflect compensation paid to Mr. Harmon since the date his employment commenced. Mr. Harmon resigned on December 11, 2008.

On June 14, 2007, we entered into a severance agreement with Mr. Trevor Saliba, our former Chief Marketing Officer, whereby he was to receive 4,000,000 shares of common stock in the Company, twelve month's salary and health insurance benefits, and an assigned five percent portion of our residual interest in the profits and losses of our partially-owned subsidiary, After Bev Group Inc. In addition, we agreed to settle other various amounts, including those relating to de minimis employee benefits, previously owing to and from Mr. Saliba. See Summary Compensation Table, above.

On June 15, 2004, our subsidiary, CirTran-Asia, entered into an employment agreement with Charles Ho to act as President of CirTran-Asia for a term of three years, which term ended on June 15, 2007. The parties did not renew the agreement, and Mr. Ho continues working for us as an independent consultant on a project-by-project basis. The agreement also included options to purchase common stock of the Company for each additional product that Mr. Ho procured pursuant to the agreement between CirTran - Asia, Inc. and Michael Casey Enterprises, LTD., as provided for in the acquisition agreement. Under the employment agreement, CirTran - Asia, Inc. did not provide benefits to Mr. Ho, and his employment could be terminated for cause, or upon death or disability. When the agreement expired, Mr. Ho was obligated not compete with us for a period of one year from the date of termination. Mr. Ho also agreed not to solicit our employees or customers, or attempt to induce anyone to cease doing business with us for a period of two years after the termination.

Equity Compensation Plans

Securities authorized for issuance under equity compensation plans

The following table sets forth information about securities that may be issued under the Company's equity compensation plans as of the date of this Proxy Statement.


-------------------------------------------------------------------------------------------------------------------------

                                                                                                  Number of securities
                                                                                                remaining available for
                                Number of securities to be                                       future issuance under
                                  issued upon exercise of     Weighted-average exercise        equity compensation plans
                                    outstanding options,     price of outstanding options,       (excluding securities
          Plan Category          warrants, and rights (a)      warrants, and rights (b)         reflected in column (c)
-------------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by shareholders                 56,160,000                     $0.014                     40,240,000

Equity compensation plans
not approved by shareholders               None                          None                        None


  Total                                  56,160,000                     $0.014                     40,240,000
-------------------------------------------------------------------------------------------------------------------------

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding options and other equity awards exercised and the awards owned by the Named Executive Officers that have vested as of December 31, 2008.


                      Option Awards                                              Stock Awards
                      -------------------------------------------------------------------------------------------------------------
                                                                                                       Equity         Equity
                                                                                                       Incentive      Incentive
                                  Number      Equity                                                   Plan           Plan
                      Number      Of          Incentive                          Number    Market      Awards         Awards:
                      of          Securities  Plan                               of        Value of    Number of      Market or
                      Securities  Under       Awards:                            Shares    Shares      Unearned       Payout Value
                      Under       Lying       Number of                          or Units  or Units    Shares         of Unearned
                      Lying       Unexer-     Securities                         of Stock  of Stock    Units, or      Shares,
                      Unexer-     cised       Underlying                         That      That        Other          Units, or
                      cised       Options     Unexercised                        Have      Have        Rights That   Other Rights
                      Options     (#)         Unearned     Option    Option      Not       Not         Have Not       That Have
                      (#) Exer-   Unexer-     Options      Exercise  Expiration  Vested    Vested      Vested         Not Vested
Name                  cisable     cisable     (#)          Price ($) Date        (#)       (#)         (#)            ($)
(a)                   (b)         (c)         (d)          (e)       (f)         (g)       (h)         (i)            (j)
-------------------  ----------   --------    -----------  --------- ----------  --------- ---------   -------        -------------
Iehab J. Hawatmeh,    6,000,000    -          -            $0.013    01-18-12     -          -          -              -
President and Chief   6,000,000    -          -            $0.012    11-21-12     -          -          -              -
Executive Officer

Shaher Hawatmeh,      4,800,000    -          -            $0.013    01-18-12     -          -          -              -
Chief Operating       4,800,000    -          -            $0.012    11-21-12     -          -          -              -
Officer

David L. Harmon,              -    -          -                 -           -      -         -          -              -
Chief Financial
Officer

Richard Ferrone,              -     -         -                 -           -      -         -          -              -
Chief Financial
Officer

Trevor Saliba,                -     -         -                 -           -      -         -          -              -
Chief Marketing
Officer

Charles Ho,                   -     -         -                 -           -      -         -          -              -
President,
CirTran-Asia

DIRECTOR COMPENSATION

The table below summarizes the compensation paid by the Company to Directors for the fiscal year ended December 31, 2008.


                                                                  Change in
                                                                  Pension Value
                                                                  and
                     Fees                          Non-Equity     Nonqualified
                     Earned                        Incentive      Deferred        All
                     or Paid   Stock    Option     Plan           Compensation    Other
                     in Cash   Awards   Awards     Compensation   Earnings        Compensation     Total
Name                 ($)       ($)      ($) (3)    ($)            ($)             ($) (4)          ($)
(a)                  (b)       (c)      (d)        (e)            (f)             (g)              (h)
------------------   -------   ------    ------    ------------   -------------    -----------     -----
Iehab Hawatmeh (1)        -      -        -         -               -                    -                -

Fadi Nora (2)        20,000      -        -         -               -               49,850           69,256

Donald L. Buehner         -      -        -         -               -               204,996          204,996
(2)


         (1) Iehab Hawatmeh also served as an executive officer of the Company during 2008. He received compensation for his services as an executive officer, set forth above in the Summary Compensation Table. He did not receive any additional compensation for his services as director of the Company.

         (2) Mr. Nora was appointed to the Board on February 1, 2007. Mr. Buehner was appointed to the Board on October 1, 2007. Mr. Buehner retired from the Company's Board of Directors following the Company's Meeting of Shareholders on June 18, 2008.

         (3) The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal year ended December 31, 2008, in accordance with SFAS No. 123(R). Assumptions used in the calculation of these amounts are included in Note 16 to the Company's audited financial statements for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-KSB filed on April 15, 2009 with the Securities and Exchange Commission.

         (4) Mr. Buehner - Prior to becoming a Director later in 2007, Mr. Buehner purchased our Salt Lake City facility in a sale/leaseback transaction. The amount in column (g) comprises monthly rent on the building paid during the year ended December 31, 2008.

              Mr. Nora - Amounts in column (g) paid to Mr. Nora comprise finders fees earned in connection with the sale to other investors of portions of the Company's membership interest in After Bev Group, LLC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the ownership of the Company's common stock by each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding shares of common stock, or who is (i) each person who is currently a director, (ii) each Named Executive Officer, (iii) all current directors and Named Executive Officers as a group as of April 10, 2009.




                                                       Amount and
                                                       nature of
          (1) Title      (2) Name of                   beneficial       Percent
          of class       beneficial owner              ownership        of class
         -----------------------------------------------------------------------

         Common Stock    Iehab J. Hawatmeh (1)         145,060,960         9.7%

                         Shaher Hawatmeh (2)             9,600,000         0.6%

                         David L. Harmon (3)             3,000,000         0.2%

                         Fadi Nora (4)                  87,719,360         5.9%

                         Donald L. Buehner (5)           3,325,000         0.2%

                         All Officers and Directors    248,705,320        16.7%
                         as a Group (5 persons)

         (1) Includes options to purchase up to 12,000,000 shares that can be exercised anytime at exercise prices ranging between $0.012 to $0.013 per share.

         (2) Options to purchase up to 9,600,000 shares that can be exercised anytime at exercise prices ranging between $0.012 to $0.013 per share.

         (3) An option to purchase up to 3,000,000 shares that can be exercised anytime at an exercise price of $0.014 per share. Mr. Harmon resigned from the Company on December 11, 2008.

         (4) Includes 25,999,500 shares beneficially owned by Mr. Nora's spouse. Also includes options to purchase up to 4,800,000 shares that can be exercised anytime at exercise prices ranging between $0.012 to $0.013 per share.

         (5)  Mr. Buehner retired from the Company in June 2008.

The persons named in the table have sole or shared voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security. Each director, officer, or 5% or more shareholder, as the case may be, has furnished us information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on the information each of them has given to us, have sole or shared investment and voting power with respect to their shares, except where community property laws may apply.

ITEM 13. CERTAIN    RELATIONSHIPS  AND    RELATED  TRANSACTIONS,  AND   DIRECTOR
         INDEPENDENCE

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

In an effort to finance the initial development and marketing of the new drink, the Company and other investors formed AfterBev, a California limited liability company and partially-owned, consolidated subsidiary of the Company. The Company contributed expertise in exchange for an initial 84 percent membership interest in AfterBev. The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. The Company borrowed an additional $250,000 from an individual, and AfterBev contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions. The Company recorded this $750,000 amount as an investment in PlayBev, accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted to the Company, PlayBev agreed to appoint our president and one of our directors to two of PlayBev's three executive management positions. In addition, during 2007, these two affiliates personally purchased membership interests from other PlayBev members which aggregated 11.1 percent. Despite the combined 78.5 percent interest owned by these affiliates and the Company, and the resultant ability to partially influence PlayBev, the operating agreement for PlayBev requires that various major operating and organizational decisions be agreed to by members owning at least 75 percent of the membership interests. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is a related party, the Company cannot unilaterally control significant operating decisions of PlayBev, and has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

PlayBev has no operations. Therefore, under the terms of the exclusive manufacturing and distribution agreement between PlayBev and CirTran Corporation, the Company was appointed the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. The Company incurred $782,296 and $93,104 in royalty expenses due to PlayBev during the years ended December 31, 2008 and 2007, respectively.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are to be billed to PlayBev and recorded as an account receivable from PlayBev. The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008 the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. As of March 19, 2008 the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. The Company has billed PlayBev for marketing and development services totaling $5,044,741 and $1,532,071 for the years ending December 31, 2008 and 2007, respectively, which have been included in revenues for our marketing and media segment. As of December 31, 2008, the interest accrued on the balance owing from PlayBev totaled $217,431. The net amount due the Company from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $4,718,843 at December 31, 2008.

On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent. Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by the Company president and one of the Company's directors. In addition, during 2008, the two affiliates personally purchased membership interests from PlayBev directly and from other Playbev members an additional
11.22 percent which aggregated 22.35 percent. Despite the combined 73.35 percent interest owned by these affiliates and the Company, and the resultant ability to partially influence PlayBev, the operating agreement for PlayBev was amended on August 23, 2008 which requires that various major operating and organizational decisions be agreed to by members owning at least 95 percent of the membership interests. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is a related party, the Company cannot unilaterally control significant operating decisions of PlayBev, and has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

AfterBev Group, LLC

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

Throughout the balance of 2007, as energy drink development and marketing activities progressed, the Company raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were Company stockholders. In some cases, the Company sold a portion of its membership interest, including voting rights. In other cases, the Company sold merely a portion of its share of future AfterBev profits and losses. By the end of 2007, after taking into account the two interests it had assigned, the Company had retained a net 14 percent interest in AfterBev's profits and losses, but had retained 52 percent of all voting rights in AfterBev. The Company recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of the Company's original share of AfterBev. At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, who is one of the Company's directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he was granted a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, the director had sold 23 percent to unrelated investors for a total of $1,675,000, and had retained the remaining 1 percent interest in AfterBev's profit and losses. In turn, the director loaned these sales proceeds to the Company in the form of unsecured advances. Of these proceeds, $600,000 was used to purchase interest in Playbev directly which resulted in a reduction of $600,000 of amounts owed by Playbev to the Company. As of December 31, 2008 the Company still owed the director $201,229 in the form of unsecured advance.

Global Marketing Alliance

We entered into an agreement with Global Marketing Alliance ("GMA"), a Utah limited liability company and certain of its affiliates, and hired GMA's owner as the Vice President of our subsidiary, CirTran Online Corp. ("CTO"). Under the terms of the agreement, we outsource to GMA the online marketing and sales activities associated with our CTO products. In return, we provide bookkeeping and management consulting services to GMA, and pay GMA a fee equal to five percent of CTO's net sales. In addition, GMA assigned to us all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and we also assumed the related contractual performance obligations.

Other transactions involving Officers, Directors, and Stockholders

Don L. Buehner was appointed to our Board of Directors as of October 1, 2007. For services to be rendered in 2008, we granted Mr. Buehner an option during 2007 to purchase 2,400,000 shares of our common stock. Prior to his appointment as a director, Mr. Buehner bought the building housing our principal executive offices in Salt Lake City in a sale/leaseback transaction. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. We pay Mr. Buehner a monthly lease payment of $17,083, which is subject to annual adjustments in relation to the Consumer Price Index. Lease payments during 2008 and 2007 to Mr. Buehner totaled $205,000 and $136,664, respectively.. We believe that the amount charged and payable to Mr. Buehner under the lease is reasonable and in line with local market conditions. As discussed above, Mr. Buehner retired from the Board on June 18, 2008.

In February 2007, we appointed Fadi Nora to our Board of Directors. Prior to his appointment with us, Mr. Nora was also an investor in the Company (see the discussion below related to ANAHOP). For services rendered in 2007 and to be rendered in 2008, we granted Mr. Nora options during 2007 to purchase a total of 4,800,000 shares of common stock. In addition, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by us directly through his efforts. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by us that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is our introduction to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither we nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. During 2007, Mr. Nora received $345,750 in compensation associated with sales of portions of our interest in AfterBev.

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

In May 2007, we issued a 10 percent promissory note to a family member of our president in exchange for $300,000. The note is due on demand after one year. In May 2008 the interest on the promissory note increased to 12 percent per the note agreement. In addition to interest we repaid principal of $8,444 and $61,109 during the twelve months ending December 31, 2008 and 2007, respectively.

In March 2008, we issued a 12 percent promissory note in the amount of $105,000 to a family member of our president in exchange for $100,000 in cash. The note is due on 12/31/09. During 2008, in addition to interest we repaid principal of $58,196.

During 2007, our president advanced us $30,000; this obligation was repaid prior to December 31, 2007. During the year ended December 31 2008 our president advanced the Company $778,600. Of that amount, $600,000 of that loan was used to purchase interest in Playbev directly which resulted in a reduction of $600,000 of amounts owed by Playbev to the Company. As of December 31, 2008 the Company still owed our president $146,100 in the form of unsecured advance

Transactions involving ANAHOP, Inc.

In May 2006, we closed a private placement of shares of the Company's common stock and warrants (the "May Private Offering"). Pursuant to a securities purchase agreement we issued 14,285,715 shares of common stock (the "May Shares") to ANAHOP, Inc. ("ANAHOP"), a California company partially owned by Fadi Nora. The consideration paid for the May Shares was $1,000,000. In addition to the Shares, the Company issued warrants (the "Warrants") to designees of ANAHOP to purchase up to an additional 36,000,000 shares of common stock. Of this amount, Mr. Nora was designated to receive Warrants to purchase 10,000,000 shares of common stock.

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

Pursuant to the Agreement, ANAHOP agreed to pay $500,000 (the "First Tranche Payment"). Upon the receipt of the First Tranche Payment, the Company agreed to issue a certificate or certificates to the Purchaser representing 7,142,857 of the June Shares.

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

On April 11, 2008, Mr. Nora disassociated himself from the other principals of ANAHOP, and as part of the asset settlement, relinquished ownership of 12,857,144 shares of CirTran Corporation common stock and all of the warrants previously assigned to him.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees for Fiscal 2008 and 2007

The aggregate fees billed to the Company by Hansen Barnett & Maxwell, P.C., the Company's Independent Registered Public Accounting Firm and Auditor, for the fiscal years ended December 31, 2007 and 2008, are as follows:

                                                       2008             2007
                                                     --------         --------
                       Audit Fees (1)                $112,988         $105,123
                       Audit-Related Fees                   -                -
                       Tax Fees (2)                   $17,228          $10,322
                       All Other Fees                       -                -

         (1) Audit Fees consist of the audit of our annual financial statements included in the Company's Annual Report on Form 10-K for its 2007 and 2008 fiscal years and Annual Report to Shareholders, review of interim financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

         (2) Tax Fees consist of fees for tax consultation and tax compliance services.

The Board of Directors, acting in the absence of a designated Audit Committee, has considered whether the provision of non-audit services is compatible with maintaining the independence of Hansen Barnett & Maxwell, P.C., and has concluded that the provision of such services is compatible with maintaining the independence of the Company's auditors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

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

10.14 Employment Agreement between Christopher Nassif and Diverse Media Group Corp., dated as of April 1, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2006, and incorporated herein by reference).

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

10.65 Agreement between and among CirTran Corporation, YA Global Investments, L.P., and Highgate House Funds, LTD (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 15, 2008, and incorporated herein by reference).

10.66 International Distribution Agreement between CirTran Corporation and Factor Tequila SA de CV (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 3, 2008, and incorporated herein by reference) (Portions of the Agreement have been redacted pursuant to a request for confidential treatment filed with the U.S. Securities and Exchange Commission.).

10.67 International Distribution Agreement between Cirtran Beverage Corp.and Tobacco Holding Group Sh.p.k. (Portions of the Agreement have been redacted pursuant to a request for confidential treatment filed with the U.S. Securities and Exchange Commission.).

10.68           Commercial  Lease  Agreement  between  Cirtan   Corporation  and
                Charlton Development Co. LLC.

21              Subsidiaries of the Registrant

31              Certification of President

32              Certification pursuant to 18 U.S.C. Section 1350 - President



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CIRTRAN CORPORATION

 Date:  April 15, 2009                   By: /s/ Iehab J. Hawatmeh,
                                             Iehab J. Hawatmeh,
                                             President, Chief Financial Officer
                                             (Principal Executive Officer,
                                             Principal Financial
                                             [or Accounting] Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2009                        /s/ Iehab Hawatmeh
                                             Iehab J. Hawatmeh,
                                             President, Chief Financial Officer,
                                             Principal Executive Officer,
                                             Principal Financial
                                             [or Accounting Officer] and
                                             Director

Date:  April 15, 2009                        /s/ Fadi Nora
                                             Fadi Nora
                                             Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon are filed as part of this Form 10-K:

         Page Report of Independent Registered Public
          Accounting Firm                                                   F-2

         Consolidated Balance Sheets as of December 31,
          2008 and 2007                                                     F-3

         Consolidated Statements of Operations for the
          Years Ended December 31, 2008 and 2007                            F-4


         Consolidated Statement of Stockholders' Deficit
          for the Years Ended December 31, 2008 and 2007                    F-5


         Consolidated Statements of Cash Flows for the
          Years Ended December 31, 2008 and 2007                            F-6


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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Directors and the Stockholders
CirTran Corporation

We have audited the accompanying consolidated balance sheets of CirTran Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



    /s/   HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 15, 2009

              CIRTRAN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

December 31,                                            2008           2007
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                        $       8,701  $      82,761
  Trade accounts receivable, net of allowance
    for doubtful accounts of $108,162 and
    $55,742, respectively                                591,441        411,899
  Receivable due from related party                    4,718,843      1,438,967
  Inventory, net of reserve of $1,028,957 and
   $968,967, respectively                              1,451,275      1,938,616
  Prepaid deposits                                       164,556        129,592
  Other                                                  305,037        329,836
--------------------------------------------------------------------------------
      Total current assets                             7,239,853      4,331,671

Investment in securities, at cost                        752,000      1,820,000
Investment in related party, at cost                     750,000        750,000
Deferred offering costs, net                              15,662        102,462
Long-term receivable                                   1,647,895      1,665,000
Property and equipment, net                              773,591        986,184
Intellectual property, net                             1,871,153      2,089,233
Other assets, net                                         19,025         19,781
--------------------------------------------------------------------------------

      Total assets                                 $  13,069,179  $  11,764,331
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance         $     133,391  $           -
  Accounts payable                                     2,215,171      1,501,533
  Short term advances payable                            747,329              -
  Distribution payable                                         -        747,290
  Accrued liabilities                                  2,207,580      1,595,704
  Deferred revenue                                       587,052        159,849
  Derivative liability                                   705,477      2,896,969
  Convertible debenture                                3,162,650      2,983,348
  Current maturities of long-term debt                 1,494,969        194,904
  Note payable to stockholders                           230,447        238,891
--------------------------------------------------------------------------------
      Total current liabilities                       11,484,066     10,318,488
--------------------------------------------------------------------------------

  Refundable customer deposits                         1,688,080              -
--------------------------------------------------------------------------------
Long-term debt, less current maturities                  269,625      1,009,364
--------------------------------------------------------------------------------

      Total liabilities                               13,441,771     11,327,852

Minority interest                                      2,573,231      1,709,258

Stockholders' deficit
  Common stock, par value $0.001; authorized
    1,500,000,000 shares; issued and
    outstanding shares: 1,426,262,586 and
    1,101,261,449                                      1,426,257      1,101,256
  Additional paid-in capital                          28,970,335     27,057,168
  Subscription receivable                                (17,000)       (17,000)
  Accumulated deficit                                (33,325,415)   (29,414,203)
--------------------------------------------------------------------------------
      Total stockholders' deficit                     (2,945,823)    (1,272,779)
--------------------------------------------------------------------------------
      Total liabilities and stockholders' deficit  $  13,069,179  $  11,764,331
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended December 31,                       2008            2007
--------------------------------------------------------------------------------

Net sales                                          $  13,675,545  $  12,399,793
Cost of sales                                        (11,240,454)    (9,172,515)
Royalty Expense                                         (827,813)       (93,104)
--------------------------------------------------------------------------------

      Gross profit                                     1,607,278      3,134,174
--------------------------------------------------------------------------------

Operating expenses
  Selling, general and administrative expenses         5,718,858      7,473,426
  Non-cash compensation expense                           94,336        462,648
--------------------------------------------------------------------------------
      Total operating expenses                         5,813,194      7,936,074
--------------------------------------------------------------------------------
      Loss from operations                            (4,205,916)    (4,801,900)
--------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                    (1,903,590)    (2,650,047)
  Interest income                                        217,431              -
  Gain on settlement of distribution agreement           250,000              -
  Gain on settlement of litigation                       300,000      1,168,623
  Gain on sale/leaseback                                  81,580         59,792
  Gain on forgiveness of debt                                  -         67,637
  Impairment of investment in securities              (1,068,000)             -
  Gain (loss) on derivative valuation                  2,417,283     (1,076,629)
--------------------------------------------------------------------------------
      Total other expense, net                           294,704     (2,430,624)
--------------------------------------------------------------------------------

      Net loss                                     $  (3,911,212) $  (7,232,524)
--------------------------------------------------------------------------------

Basic and diluted loss per common share            $       (0.00) $       (0.01)
--------------------------------------------------------------------------------
Basic and diluted weighted-average
  common shares outstanding                        1,219,326,605    851,411,506
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


                                           CIRTRAN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                      FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007



                                           Common Stock
                                    --------------------------   Additional
                                       Number                     paid-in     Subscription   Accumulated
                                      of shares       Amount      capital      receivable      deficit         Total
------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2006         656,170,424  $   656,165  $ 23,210,461  $   (66,000)  $ (22,181,679)  $  1,618,947

Settlement with former employee         1,000,000        1,000         6,000       49,000               -         56,000

Shares issued for conversion of
  debentures and accrued interest     264,518,952      264,519     3,257,632            -               -      3,522,151

Options granted to employees,
  consultants and attorneys                     -            -       531,647            -               -        531,647

Exercise of stock options by
  consultants and attorneys            10,000,000       10,000        (9,000)           -               -          1,000

Adjustment due to the 1.2-for-1
  forward stock split                 140,572,073      140,572      (140,572)           -               -              -

Shares and warrants issued
  in private placement                 29,000,000       29,000       201,000            -               -        230,000

Net loss                                        -            -             -            -      (7,232,524)    (7,232,524)
------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2007       1,101,261,449    1,101,256    27,057,168      (17,000)    (29,414,203)    (1,272,779)
------------------------------------------------------------------------------------------------------------------------

Settlement with former employee         3,000,000        3,000        18,000            -               -         21,000

Shares issued for partial
  conversion of debentures            175,222,320      175,222       990,147            -               -      1,165,369

Options granted to employees,
  consultants and attorneys                     -            -        94,336            -               -         94,336

Warrants granted to consultants
  and attorneys                                 -            -       144,672            -               -        144,672

Exercise of stock options by
  consultants and attorneys            10,000,000       10,000        (9,000)           -               -          1,000

Shares and warrants issued
  in private placement                136,778,817      136,779       675,012            -               -        811,791

Net loss                                        -            -             -            -      (3,911,212)    (3,911,212)
------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2008       1,426,262,586  $ 1,426,257  $ 28,970,335  $   (17,000)  $ (33,325,415)  $ (2,945,823)
------------------------------------------------------------------------------------------------------------------------

                        The accompanying notes are an integral part of these financial statements.


         CIRTRAN CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31,                       2008            2007
--------------------------------------------------------------------------------

Cash flows from operating activities
Net loss                                           $  (3,911,212) $  (7,232,524)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                         644,952        654,864
   Accretion expense                                   1,163,983      2,120,077
   Provision for (recovery of) doubtful accounts          52,419         41,561
   Provision for obsolete inventory                      320,685        102,614
   Gain on forgiveness of debt                                 -        (67,637)
   Gain on sale - leaseback                              (81,581)       (59,792)
   Gain on settlement                                          -     (1,168,623)
   Impairment of investment in securities              1,068,000              -
   Non-cash compensation expense                          93,351        462,648
   Loan costs and interest withheld from
     loan proceeds                                        86,799        193,642
   Options issued to attorneys and
     consultants for services                            146,657         70,000
   Change in valuation of derivative                  (2,417,283)     1,076,629
   Settlement costs with former employees                      -         56,000
   Changes in assets and liabilities:
      Trade accounts receivable                          231,962       (910,331)
      Related party receivable                        (4,479,876)             -
      Inventories                                        166,657        (81,216)
      Prepaid expenses and deposits                      (34,963)       (53,715)
      Other current assets                                25,555       (116,623)
      Accounts payable                                   791,646        346,243
      Accrued liabilities                                886,147        337,112
      Deferred revenue                                   427,204        (31,547)
--------------------------------------------------------------------------------

         Net cash used in operating activities        (5,282,822)    (4,260,618)
--------------------------------------------------------------------------------

Cash flows from investing activities
   Intangibles purchased with cash                      (204,946)      (110,202)
   Proceeds from the sale of building                          -      2,500,000
   Amounts advanced to Diverse Talent Group, Inc.              -        (59,633)
   Investment in Play Beverages, LLC                           -       (500,000)
   Royalties received in estate settlement                17,105              -
   Purchase of property and equipment                     (9,333)      (117,085)
--------------------------------------------------------------------------------

         Net cash provided by (used in)
         investing activities                           (197,174)     1,713,080
--------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from notes payable to stockholders         1,100,000        200,000
   Payments on notes payable to stockholder             (171,640)             -
   Proceeds from notes payable to related party                -        300,000
   Payments on notes payable to related party                  -       (261,109)
   Checks written in excess of bank balances             133,391              -
   Proceeds from stock issued in private
     placement                                           204,000        230,000
   Principal payments on long-term debt                  (75,000)    (1,272,642)
   Capital contribution by initial members of
     AfterBev                                                  -        500,000
   Proceeds from sale of portion of interest
     in AfterBev                                               -      3,663,000
   Payments of AfterBev distributions to
     assignees                                                 -       (875,000)
   Proceeds from long term deposits                    1,688,080
   Net borrowings in connection with short-
     term advances                                     2,527,105              -
--------------------------------------------------------------------------------

         Net cash provided by financing
         activities                                    5,405,936      2,484,249
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                (74,060)       (63,289)

Cash and cash equivalents at beginning of year            82,761        146,050
--------------------------------------------------------------------------------

Cash and cash equivalents at end of year            $      8,701   $      82,761
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



For the Years Ended December 31,                       2008            2007
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for interest           $      37,473  $      85,803

Noncash investing and financing activities:
Common stock issued in connection with  the
  1.2-for-1 forward split                          $           -  $     140,572
Additional investment in Play Beverages, LLC                   -        250,000
Convert amount due to minority interest holder
  into a note payable                                          -        806,452
Stock issued in payment of notes payable and
  accrued interest                                     1,165,369      1,979,864
Exchange AfterBev membership interest for
  distribution payable                                   863,973              -
Common stock issued in exchange for advance
   payable and accrued interest                          628,790              -
Relate-party receivable reduction from notes
   payable                                             1,200,000
Warranties issued with derivative liability
   features                                              700,000

   The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - CirTran Corporation and its consolidated subsidiaries (the "Company") provide turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole, and custom injection molded cabling for leading electronics original equipment manufacturers ("OEMs") in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. The Company also designs, develops, manufactures, and markets a full line of local area network products, with emphasis on token ring and Ethernet connectivity. In 2007, the Company began marketing and distributing an energy drink using the Playboy brand under a license agreement with Playboy Enterprises International, Inc. ("Playboy").

In early 2004, the Company incorporated CirTran Asia ("CTA") as a wholly owned subsidiary. Through CirTran Asia, we design, engineer, manufacture and supply products in the international electronics, consumer products and general merchandise industries for various marketers, distributors and retailers selling overseas. This subsidiary provides manufacturing services to the direct response and retail consumer markets. Our experience and expertise in manufacturing enables CirTran Asia to enter a project at various phases: engineering and design; product development and prototyping; tooling; and high-volume manufacturing. This presence with Asian suppliers helps us maintain an international contract manufacturer status for multiple products in a wide variety of industries, and has allowed us to target larger-scale contracts. CirTran Asia maintains an office in Shenzhen, China and has retained dedicated Chinese personnel to oversee Asian operations. We intend to pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets. During the last three years, the Company developed several fitness and exercise products, and products in the household and kitchen appliance and health and beauty aids markets that are being manufactured in China. We anticipate that offshore contract manufacturing will continue to be an emphasis of the Company.

In December 2005, the Company incorporated CirTran Products Corp. ("CTP"), a Utah corporation, as a wholly owned subsidiary. CTP was formed to offer products for sale at wholesale and retail. This division is run from the Company's Los Angeles office. During 2006, CTP began wholesaling the True Ceramic Pro Flat
Iron, under the terms of an exclusive marketing agreement with two direct marketing companies. The product was produced in China and shipped directly to the customer. The Company also sells its own proprietary and branded products through CTP.

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

In May 2007, the Company incorporated CirTran Beverage Corp. ("CBC"), to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels. CBC entered into an agreement with Play Beverages, LLC ("PlayBev"), a related Delaware limited liability company and the holder of the product licensing agreement with Playboy Enterprises International, Inc. ("Playboy"). Under the terms of the agreement with PlayBev, the Company is to provide the initial development and promotional services for PlayBev who collects from the Company a royalty based on the Company's product sales and manufacturing costs. As part of efforts to finance the initial development and marketing of the energy drink, the Company, along with other investors, formed After Bev Group LLC ("AfterBev"), a majority-owned subsidiary of the Company organized in California.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries Racore Technology Corporation, CirTran - Asia Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., CirTran Beverage Corp., and discontinued PFE Properties, LLC.

The consolidated financial statements also include the accounts of After Beverage Group LLC, a majority-owned subsidiary. At December 31, 2008, the Company had a four percent share of AfterBev's profits and losses, but maintained a 52 percent voting control interest. AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC ("PlayBev"), and the president and one of the directors of the Company own membership interests in PlayBev totaling 22.35 percent. As of September 30, 2008, the members of PlayBev had amended PlayBev's operating agreement to require a 95 percent membership vote on major managerial and organizational decisions. None of the other members of PlayBev are affiliated with the Company. Accordingly, while the Company's president and one of its directors own membership interests and currently hold the executive management positions in PlayBev, the Company or its affiliates nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

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

Agency fees are recognized when they are earned. This occurred only after the talent, represented by the Company, receives payment for the services from the buyer. The buyer remitts funds to a trust checking account after all payroll tax liabilities have been deducted from the gross amount due the talent. The talent is paid the net amount, less the Company commission (which is approximately 10 percent of the gross amount due the talent), from the trust account. The remainder of funds in the trust account, typically 10 percent, is then distributed to the Company and recognized as revenue.

The Company signed an Assignment and Exclusive Services Agreement with GMA, a related party, whereby revenues and all associated performance obligations under GMA's web-hosting and training contracts were assigned to the Company. Accordingly, this revenue is recognized in the Company's financial statements when it is collected, along with the revenue of CirTran Online Corporation (see also Note 8).

The Company sold its building in a sale/leaseback transaction, and reported the gain on the sale as deferred revenue to be recognized over the term of lease pursuant to Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases (see also Note 4).

The Company has entered into a Manufacturing, Marketing and Distribution Agreement with PlayBev, a related party, whereby the Company is the vendor of record in providing initial development, promotional, marketing, and distribution services marketing and distribution services. Accordingly, all amounts billed to PlayBev in connection with the development and marketing of its new energy drink have been included in revenue (see also Note 8).

Cash and Cash Equivalents - The Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. Deposits are made to the Company in connection with distribution agreements. The deposits are either refundable or applied to invoices based on either annual minimum sales requirements and or actual sales shipments, as detailed in the individual distribution agreement.

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

Inventories - Inventories are stated at the lower of average cost or market value. Cost on manufactured inventories includes labor, material and overhead. Overhead cost is based on indirect costs allocated to cost of sales, work-in-process inventory, and finished goods inventory. Indirect overhead costs have been charged to cost of sales or capitalized as inventory, based on management's estimate of the benefit of indirect manufacturing costs to the manufacturing process.

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

Preproduction Design and Development Costs - The Company incurs certain costs associated with the design and development of molds and dies for its contract manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. The Company holds title to all molds and dies used in the manufacture of its various products. The Company held $2,010 in deposits at December 31, 2008 and 2007. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at December 31, 2008 and 2007, was $561,467 and $1,134,765, respectively.

Investments in Equity Securities Carried at Cost - The aggregate cost of the Company's cost-method investments totaled $1,502,000 at December 31, 2008. Investments with an aggregate cost of $750,000 were not evaluated for impairment because (a) The investment is in a nonpublic entity and the Company is exempt from estimating fair value under FASB Statement No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities, and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. The remaining of the cost-method investments consists of an investment in a company traded on the pink sheets in the talent agency industry. That investment was evaluated for impairment because of an adverse change in the market condition of companies in the talent agency industry and the trading volume and volatility of the investment. As a result of that evaluation, the Company identified an other-than-temporary impairment of the investment and realized a loss of $1,068,000, resulting in a carrying value at December 31, 2008 of $752,000.

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

Depreciation expense for the years ended December 31, 2008 and 2007, was $221,926 and $232,488, respectively.

Patents - Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patent costs are amortized over the estimated useful life of the patent.

Impairment of Long-Lived Assets -The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $423,026 and $422,376 for the years ended December 31, 2008 and 2007, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments are measured each quarter.

Registration Payment Arrangements - On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-19-2, Accounting for Registration Payment Arrangements ("EITF 00-19-2"). Under EITF 00-19-2, and SFAS No. 5, Accounting for Contingencies, a registration payment arrangement is an arrangement where (a) the Company has agreed to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or (b) the Company will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if the Company fails to meet those requirements. When the Company issues an instrument coupled with these registration payment requirements, the Company estimates the amount of consideration likely to be paid under the agreement, and offsets such amount against the proceeds of the instrument issued. The estimate is then reevaluated at the end of each reporting period, and any changes are recognized as a registration penalty in the results of operations. As further described in Note 9, the Company has instruments that contain registration payment arrangements. The effect of implementing this EITF has not had a material effect on the financial statements because the Company considers probability of payment under the terms of the agreements to be remote.

Advertising  Costs  -  The  Company  expenses  advertising  costs  as  incurred.
Advertising expenses for the years ended December 31, 2008 and 2007, were $230,130 and $397,066, respectively.

Stock-Based Compensation - The Company has outstanding stock options to directors and employees, which are described more fully in Note 16. The Company accounts for its stock options in accordance with Statements of Financial
Standards 123R, Share-Based Payment (SFA 123R). SFAS 123R requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Stock-based employee compensation incurred for the years ended December 31, 2008 and 2007, was $94,336 and $462,648, respectively.

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

Concentrations of Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2008 and 2007, this allowance was $108,162 and $55,742, respectively.

During the year ended December 31, 2008, sales to one customer accounted for 29 percent of net sales, respectively. Sales from the largest is included as part of the marketing and media segment. Accounts receivable from one customer was 91 percent of total accounts receivable at December 31, 2008, which created a concentration of credit risk.

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

         Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 2,385,544,000 and 411,079,237 in potentially issuable common shares at December 31, 2008 and 2007, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects would be anti-dilutive.

Reclassifications - Certain reclassifications have been made to the financial statements to conform to the current year presentation.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. It did not have a material effect on the financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2, which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim period within those fiscal years. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of FSP FIN 157-2.

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

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 07-1.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 142-3.

In May 20008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSB APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP APB 14-1.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 07-5.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $3,911,212 and $7,232,524 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Company had an accumulated deficit of $33,325,415 and $29,414,203, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $2,444,142 and $4,260,618 for the years ended December 31, 2008 and 2007, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. (Presently, the Company has no significant number of authorized shares available). The Company does have several new programs in development. These programs represent a new direction for the Company by expanding its efforts into consumer products contract manufacturing and marketing. These new programs have the potential to carry higher profit margins than electronic manufacturing and as a result, the Company is investing substantial resources into developing these activities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - INVENTORY

Inventory consists of the following:

                                                    December 31,    December 31,
                                                       2008            2007
--------------------------------------------------------------------------------
 Raw Materials                                     $   1,625,322  $   1,910,029
 Work in Process                                         221,079        398,978
 Finished Goods                                          633,821        598,576
 Allowance / Reserve                                  (1,028,957)      (968,967)
                                                   -----------------------------
      Totals                                       $   1,451,265  $   1,938,616
                                                   =============================

During 2008 and 2007, write downs of $320,685 and $102,614, respectively, were recorded to reduce items considered obsolete or slow moving to their market value.

NOTE 4 - SALE OF PROPERTY

In May 2007, PFE Properties LLC ("PFE"), a Utah limited liability company and wholly owned subsidiary of the Company, sold and the Company leased back the land and building where the Company presently has its headquarters and manufacturing facility. The sales proceeds were $2,500,000. With those proceeds, the Company repaid PFE's mortgage of $1,033,985, along with taxes, fees, and commissions aggregating $199,303.

The Company then agreed to lease back the property from the buyer, an individual who later became for a time one of the Company's directors. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. The monthly lease payment is $17,083. The Company recorded a gain on the sale of the property of $810,736, which is being amortized over the life of the lease. The Company recognized $81,581 and $59,792 of the amortization during the years ending December 31, 2008 and 2007, respectively.

NOTE 5 - ADVANCE BEAUTY SOLUTIONS RECEIVABLE

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

The minimum royalty amount the Company will pay is $435,000, and this amount was included with other long-term obligations of the Company (see Note 10). Only after this initial $435,000 is paid can the Company begin sharing in the benefit, as one of ABS's creditors, of the royalty obligation paid to the ABS estate. The realization of the total $1,665,000 receivable due the Company from the ABS estate depends on the Company selling approximately one million TCP units in the future, and gradually offsetting the Company's proportionate share of the resultant royalty obligation against the receivable.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consisted of the following as of December 31, 2008 and 2007:

                                                                     Estimated
                                                                   Service Lives
                                          2008           2007         in Years
--------------------------------------------------------------------------------
Production equipment                   $ 4,051,218    $ 4,051,218        5-10
Leasehold improvements                     997,714        997,714        7-10
Office equipment                           240,472        231,140        5-10
Other                                       53,208         53,208        3-7
-----------------------------------------------------------------
  Total property and equipment           5,342,612      5,333,280

  Less accumulated depreciation         (4,569,021)    (4,347,096)
-----------------------------------------------------------------

  Property and equipment, net          $   773,591    $   986,184
-----------------------------------------------------------------

NOTE 7 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consisted of the following as of December 31, 2008 and 2007:

                                                                    Estimated
                                                                   Service Lives
                                          2008           2007         in Years
--------------------------------------------------------------------------------
Infomercial development costs          $   217,786    $   162,840        7
Patents                                     38,056         45,660        7
ABS Infomerical                          1,186,382      1,186,382        5
Trademark                                1,227,673      1,220,068        7
Copyright                                  115,193        115,193        7
Website Development Costs                  150,000              -        5
-----------------------------------------------------------------
Total intellectual property              2,935,090      2,730,143

Less accumulated amortization           (1,063,937)      (640,910)
-----------------------------------------------------------------

Intellectual property, net             $ 1,871,153    $ 2,089,233
-----------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:


Year Ending December 31,
--------------------------------------------------------------------------------
2009                                                               $    433,099
2010                                                                    433,099
2011                                                                    334,439
2012                                                                    232,571
2013                                                                    117,817
--------------------------------------------------------------------------------
Total                                                              $  1,551,025
--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS

Play Beverages, LLC

During 2006, Playboy Enterprises International, Inc. ("Playboy"), entered into a licensing agreement with Play Beverages, LLC ("PlayBev"), then an unrelated Delaware limited liability company, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and "Rabbit Head" logo symbol. In May 2007, PlayBev entered into an exclusive agreement with the Company to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world.

In an effort to finance the initial development and marketing of the new drink, the Company with other investors formed After Bev Group LLC ("AfterBev"), a California limited liability company and partially-owned, consolidated subsidiary of the Company. The Company contributed its expertise in exchange for an initial 84 percent membership interest in AfterBev. The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. The Company borrowed an additional $250,000 from an individual, and contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions. The Company recorded this $750,000 amount as an investment in PlayBev accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted the Company, PlayBev agreed to appoint the Company's president and one of the Company's directors to two of PlayBev's three executive management positions. In addition, during 2008 and 2007, these two affiliates also purchased membership interests from other PlayBev members which aggregated
22.35 percent and 11.1 percent, respectively. Despite the combined 78.5 percent voting interest owned by these affiliates and the Company, and the resultant ability to partially influence PlayBev, the operating agreement for PlayBev, as amended, requires that various major operating and organizational decisions be agreed to by at least 95 percent of all members. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is now a related party, the Company cannot unilaterally control significant operating decisions of PlayBev, and therefore has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

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

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are to be billed to PlayBev and recorded as an account receivable from PlayBev. The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008 the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. As of March 19, 2008 the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. The Company has billed PlayBev for marketing and development services totaling $5,044,741 and $1,532,071 for the years ending December 31, 2008 and 2007, respectively, which have been included in revenues for the Company's marketing and media segment. As of December 31, 2008, the interest accrued on the balance owing from PlayBev totaled $217,431. The net amount due the Company from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $4,718,843 at December 31, 2008.

On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent. Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by the Company president and one of the Company's directors. In addition, during 2008, the two affiliates personally purchased membership interests from PlayBev directly and from other Playbev members an additional
11.22 percent and 22.35 percent, respectively. Despite the combined 73.35 percent interest owned by these affiliates and the Company, and the resultant ability to partially influence PlayBev, the operating agreement for PlayBev was amended on August 23, 2008 which requires that various major operating and organizational decisions be agreed to by members owning at least 95 percent of the membership interests. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is a related party, the Company cannot unilaterally control significant operating decisions of PlayBev, and has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

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

Throughout the balance of 2007, as energy drink development and marketing activities progressed, the Company raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were Company stockholders. In some cases, the Company sold a portion of its membership interest, including voting rights. In other cases, the Company sold merely a portion of its share of future AfterBev profits and losses. By the end of 2007, after taking into account the two interests it had assigned, the Company had retained a net 14 percent interest in AfterBev's profits and losses, but had retained 52 percent of all voting rights in AfterBev. The Company recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of the Company's original share of AfterBev.

At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, who is one of the Company's directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he purchased a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev's profits and losses. In turn, the director loaned $834,393 to the Company in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company. As of December 31, the Company still owed the director $201,229 in the form of unsecured advance.

Global Marketing Alliance

The Company entered into an agreement with GMA, and hired GMA's owner as the Vice President of CTO, one of the Company's subsidiaries. Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company's CTO products. In return, the Company provides bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO's online net sales. In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations. The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs. . The Company recognized net revenues from GMA related products and services in the amount of $3,234,588 and $2,438,434 totaled $3,072,859 and $2,159,151 for the years ended December 31, 2008 and 2007, respectively.

Transactions involving Officers, Directors, and Stockholders

Don L. Buehner was appointed to the Company's Board of Directors during 2007. Prior to his appointment as a director, Mr. Buehner bought the Company's building in a sale/leaseback transaction. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. The Company pays Mr. Buehner a monthly lease payment of $17,083, which is subject to annual adjustments in relation to the Consumer Price Index. As previously reported, Mr. Buehner retired from the Company's Board of Directors following the Company's Annual Meeting of Shareholders on June 18, 2008.

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. As of December 31, 2008, the Company owed $8,503 under this arrangement. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. During 2008, Mr. Nora has received no compensation under this arrangement, and at December 31, 2008, the Company owed him $49,850 stemming from investment proceeds received under various financing arrangements during the 2008.

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev's profits and losses. Including the $1,675,000 obtained from his sales of AfterBev membership interests, and after offsetting advance amounts subsequently repaid to him by the Company, Mr. Nora had loaned the Company a net $1,136,404 in the form of unsecured advances during the year ended December 31, 2008. A December 31, 2008, the Company owed Mr. Nora $201,229.

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

In 2007, the Company issued a 10 percent promissory note to a family member of the Company's president in exchange for $300,000. The note was due on demand after May 2008. The Company repaid principal and interest totaling $8,444 and $61,109 during the years ended December 31, 2008 and 2007, respectively. The principal amount owing on the notes was $230,447 at December 31, 2008. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During the year ended December 31, 2008 the Company paid two of the notes in full for a total of $105,000. In addition, the Company repaid $58,196 in principal to the family member during the year ended December 31, 2008. The principal balance owing on the promissory notes as of December 31, 2008 totals $151,804.

During 2007, the Company president advanced the Company $30,000; this obligation was repaid prior to December 31, 2007. During the year ended December 31, 2008 the Company president advanced the Company $778,600. Of the amounts advances, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company. As of December 31, 2008 the Company still owed the Company's president $146,100 in the form of unsecured advances.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Previously, YA Global has agreed to extensions of the filing deadlines inherent in the terms of the two convertible debentures mentioned above, and in February 2008 agreed to extend the filing deadlines to December 31, 2008. No further extension has been granted.

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2008 and 2007:

                                                        2008           2007
--------------------------------------------------------------------------------

Court Estate note, due in June 2008                $     119,904  $     194,904

10% unsecured note due to a family member of
the Company president, interest payable monthly,
no stated maturity date, due on demand after
May 2008                                                       -        238,891

$1 million note due to an AfterBev member, no
stated interest rate, discounted by interest
imputed at 12%, no stated maturity date (but
see below for payment conditions)                        906,271        809,364

Amount advanced by a stockholder which was
converted in February 2008 to a 10%
unsecured note, interest due quarterly, due
February 2011                                            230,447        200,000

3 year $700,000  promisory note to an investor,
10% stated interest rate, face value discounted
and to be accreted over the life of the note.            196,615              -

1 year $75,000 promisory note to an unrelated
member of AfterBev, 10% stated interest rate,
interest payable quarterly.                               75,000              -

$315,000 promisory note to and individual, 12%
stated interest, with a 5% borrowing fee, due
on demand in May 2008.                                   315,000              -

Promisory notes to 3 investors, 12% stated
interest, 5% borrowing fee, payable on demand
after 30 days.                                           151,804              -
--------------------------------------------------------------------------------
                                                       1,995,041      1,443,159

Less current maturities                               (1,725,416)      (433,795)
--------------------------------------------------------------------------------

Long-term portion of notes payable                 $     269,625  $   1,009,364
--------------------------------------------------------------------------------

There are no scheduled principal payments on the $1 million note shown above. However, if the Company sells any portion of its remaining membership interest in AfterBev, 50 percent of the proceeds of such a sale up to $530,000 shall be payable to the note holder as a principal payment. In any event, at least $530,000 of principal is due by December 2009. Using a presumed two-year period as an estimate, the Company imputed interest at its incremental borrowing rate of 12 percent, and discounted the face amount of the note by $193,548 to $806,452. Inasmuch as the note was issued in settlement of negotiations involving the sale of AfterBev membership interests, the discount was recorded as an increase in minority interest. The discount will be recognized ratably into interest expense over the estimated two-year life of the loan. During the year ended December 31, 2008 a total of $96,907 in interest expense was recognized, which decreased the discount and increased the carrying amount of the note. A total of $2,912 in interest expense was recognized during the year ended December 31, 2007.

The following is a schedule of future maturities on the notes payable:

Year Ending December 31,
--------------------------------------------------------------------------------
2009 (including amounts due on demand)                            $   1,725,416
2010                                                                    233,760
2011                                                                     35,865
--------------------------------------------------------------------------------
Total                                                             $   1,995,041
--------------------------------------------------------------------------------

NOTE 11 - CONVERTIBLE DEBENTURES

Highgate House Funds, Ltd. - In May 2005, the Company entered into an agreement with Highgate to issue a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 31, 2007, and is secured by all of the Company's assets. Highgate extended the maturity date of the Debenture to December 31, 2008. As of January 1, 2008 the interest rate increased to 12 percent. No further extension has been granted.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2008 was $250,923.

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

The Company also granted Highgate registration rights related to the shares of the Company's common stock issuable upon the conversion of the Debenture.

The Company determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which was the remaining face value of the debenture. The carrying value of the Debenture as of December 31, 2008, was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature as of December 31, 2008, was $400,893.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds was used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and were amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008, Highgate converted $350,000 of debenture principal into a total of 36,085,960 shares of common stock.

YA Global December Debenture - In December 2005, the Company entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008, and has a security interest in all the Company's assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008. As of January 1, 2008 the interest rate was increased to 12 percent. No further extension has been granted.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made.

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of the Company's common stock at a conversion price equal to an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at December 31, 2008, was $330,904.

YA Global's right to convert principal amounts of the December Debenture into shares of the Company's common stock is limited as follows:

         (i) YA Global may convert up to $250,000 worth of the principal amount plus accrued interest of the December Debenture in any consecutive 30-day period when the market price our stock is $0.10 per share or less at the time of conversion;

         (ii) YA Global may convert up to $500,000 worth of the principal amount plus accrued interest of the December Debenture in any consecutive 30-day period when the price of the Company's common stock is greater than $0.10 per share at the time of conversion; provided, however, that YA Global may convert in excess of the foregoing amounts if the Company and YA Global mutually agree; and

         (iii) Upon the occurrence of an event of default, YA Global may, in its sole discretion, accelerate full repayment of the debenture outstanding and accrued interest thereon or may convert the December Debenture and accrued interest thereon into shares of the Company's common stock.

Except in the event of default, YA Global may not convert the December Debenture for a number of shares that would result in YA Global owning more than 4.99 percent of the Company's outstanding common stock.

The YA Global Debenture was issued with 10,000,000 warrants, with an exercise price of $0.09 per share. The warrants vest immediately and have a three-year life. As a result of the May 2007 1.2-for1 forward stock split, the effective number of vested warrants increased to 12,000,000. On December 31, 2008, all 12,000,000 warrants have expired.

The Company also granted YA Global registration rights related to the shares of the Company's common stock issuable upon the conversion of the December Debenture and the exercise of the warrants. As of the date of this Report, no registration statement had been filed.

The Company determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted over the life of the December Debenture until August 31, 2008, a former maturity date, at which time the value of the December Debenture reached $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of December 30, 2008, was $969,690.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and were amortized over the original life of the December Debenture.

As of December 31, 2008, YA Global had not converted any of the December Debenture into shares of the Company's common stock.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at December 31, 2008, was $274,694.

YA Global is entitled to convert, at its option, all or part of the principal amount owing under the August Debenture into shares of the Company's common stock at a conversion price equal 100 percent of the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date.

YA Global's right to convert principal amounts owing under the August Debenture into shares of our common stock is limited as follows:

         (i) YA Global may convert up to $500,000 worth of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of the Company's common stock is $0.03 per share or less at the time of conversion;

         (ii) YA Global may convert any amount of the principal amount plus accrued interest of the August Debenture in any consecutive 30-day period when the price of the Company's common stock is greater than $0.03 per share at the time of conversion; and

         (iii) Upon the occurrence of an Event of Default (as defined in the August Debenture), YA Global may, in its sole discretion, accelerate full repayment of all debentures outstanding and accrued interest thereon or may, notwithstanding any limitations contained in the August Debenture and/or the Purchase Agreement, convert all debentures outstanding and accrued interest thereon in to shares of the Company's common stock pursuant to the August Debenture.

Except in the event of default, YA Global may not convert the August Debenture for a number of shares of common stock that would cause the aggregate number of shares of Common Stock beneficially owned by Cornell and its affiliates to exceed 4.99 percent of the outstanding shares of the common stock following such conversion.

In connection with the August Purchase Agreement, the Company also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants have an exercise price of $0.06 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred. As a result of the May 2007 1.2-for 1 forward stock split, the effective number of outstanding warrants increased to 18,000,000.

In connection with the issuance of the August Debenture, the Company also granted YA Global registration rights related to the common stock issuable upon conversion of the August Debenture and the exercise of the Warrants. As of the date of this report, no registration statement had been filed.

The Company determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. During the year ended December 31, 2008 YA Global chose to convert $341,160 of the convertible debenture into 139,136,360 shares of common stock. As of December 31, 2008, the carrying value of the August Debenture was $1,042,514. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of December 31, 2008, was $648,653.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

The Company currently has issued and outstanding options, warrants, convertible notes and other instruments for the acquisition of the Company's common stock in excess of the available authorized but unissued shares of common stock provided for under the Company's Articles of Incorporation, as amended. As a consequence, in the event that the holders of such instruments requiring the issuance, in the aggregate, of a number of shares of common stock that would, when combined with the previously issued and outstanding common stock of the Company exceed the authorized capital of the Company, seek to exercise their rights to acquire shares under those instruments, the Company will be required to increase the number of authorized shares or effect a reverse split of the outstanding shares in order to provide sufficient shares for issuance under those instruments.

NOTE 12 - LEASES

On May 4, 2007, the Company entered into a ten-year lease agreement for the Company's existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah. Monthly payments are $17,083, adjusted annually in accordance with the Consumer Price Index. The workspace includes 10,000 square feet of office space to support administration, sales, and engineering staff. The 30,000 square feet of manufacturing space includes a secured inventory area, shipping and receiving areas, and manufacturing and assembly space. (See Note 4.)

The Company's facilities in Shenzhen, China, constitute a sales and business office. The Company has no manufacturing facilities in China. The Company's office in Shenzhen is approximately 1,060 square feet. The term of the lease is for two years, beginning May 28, 2007. Under the terms of the lease on the space, the monthly payment is 12,783 China Yuan Renminbi, which was the equivalent of $1,871 on March 27, 2009.

In November 2007, the Company began occupying approximately 1,260 square feet of commercial space in the Century City district of Los Angeles. The three-year lease calls for payments of $3,525 per month.

In November 2006, the Company signed a two-year lease on a 1,150 square-foot facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. Lease payments during the two-year lease term have been $1,470 per month. The Company entered into a new lease agreement, beginning in November 2008 for a 600 square-foot facility at a new location in Bentonville. Lease payments for the new two year lease are $715 per month. This office is used for sales and promotions.

The following is a schedule of future minimum lease payments under the operating leases:

Year Ending December 31,
--------------------------------------------------------------------------------
2009                                                                    257,794
2010                                                                    253,615
2011                                                                    205,000
2012                                                                    205,000
2013                                                                    205,000
Thereafter                                                              683,333
--------------------------------------------------------------------------------
Total                                                             $   1,809,742
--------------------------------------------------------------------------------

The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $293,447 and $231,853 for the years ended December 31, 2008 and 2007, respectively.

NOTE 13 - ROYALTY OBLIGATION TO ABS CREDITORS

Under the June 2006 agreement with ABS, which is a part of ABS's bankruptcy proceedings, the Company has an obligation to pay a royalty equal to $3.00 per TCP flat iron unit sold by the Company. The maximum amount of royalties the Company must pay is $4,135,000. Regardless of sales, however, the Company agreed to pay at least $435,000 by June 2008, and included that amount in the Company's short-term obligations (See Note 10). Under the terms of the bankruptcy court-approved agreement, royalties are to be paid to various ABS creditors in a specified order and in specified amounts. Only after the Company pays the total $435,000 to other creditors can it then begin to share pro rata in part of the royalties owed by offsetting amounts owed to reduce its long-term receivable (see Note 5). As of December 31, 2008, the Company had paid royalties totaling $315,096.

NOTE 14 - INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2008 and 2007, were as follows:

                                                      2008            2007
--------------------------------------------------------------------------------
Deferred income tax assets:
  Inventory reserve                                $     383,801  $     361,425
  Bad debt reserve                                        40,344         20,792
  Vacation reserve                                        35,580         35,161
  Research and development credits                        27,285         27,285
  Net operating loss carryforward                     11,060,727      8,433,772
  Depreciation                                           107,606         95,920
  Intellectual property                                  311,997        211,068
  Derivative liability                                   219,753        712,497
--------------------------------------------------------------------------------

    Total deferred income tax assets                  12,187,093      9,897,920
  Valuation allowance                                (12,187,093)    (9,897,920)
--------------------------------------------------------------------------------

    Net deferred income tax asset                  $           -  $           -
--------------------------------------------------------------------------------

The Company has sustained net operating losses in both periods presented in the accompanying consolidated statements of operations. No deferred tax asset or income tax benefits are reflected in the financial statements for net deductible temporary differences or net operating loss carryforwards, because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero, and consequently there is no income tax provision or benefit presented for the years ended December 31, 2008 and 2007.

As of December 31, 2008, the Company had net operating loss carryforwards for tax reporting purposes of approximately $29.6 million. These net operating loss carryforwards, if unused, begin to expire in 2019. Utilization of approximately $1.2 million of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation, a wholly-owned subsidiary, under the separate return limitation rules and restrictions on utilizing net operating loss carryforwards after a change in ownership. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed below.

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

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2008 and 2007:

                                                       2008           2007
--------------------------------------------------------------------------------
Benefit at statuatory rate (34%)                   $  (1,329,812) $  (2,459,058)
Non-deductible expenses                                   60,446         38,988
Change in valuation allowance                          2,289,173      2,629,812
State tax benefit, net of federal tax benefit           (129,070)      (238,673)
Return to provision                                     (890,737)        28,931
--------------------------------------------------------------------------------

Net benefit from income taxes                      $           -  $           -
--------------------------------------------------------------------------------

NOTE 15 - STOCKHOLDERS' EQUITY

Common Stock Issuances -- During the year ended December 31, 2008, the Company issued the following shares of restricted common stock:

         175,222,320 restricted shares of common stock to Highgate and YA Global upon conversion of $691,160 of convertible debt and accrued interest. On each conversion date, the conversion rate was the lower of $0.10 per share, or 100 percent of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion. The average conversion rate was $.004 during 2008.

         56,142,857 restricted shares in six separate private placements for a total of $404,000.

         3,000,000 restricted shares of common stock to a former employee as part of a final payment of an accrued settlement obligation in the amount of $21,000, which was the fair market value of the shares required to be issued when the settlement was made.

         80,635,960 restricted shares were issued in four private placement transactions involving the conversion of $367,900 in advances, which investors had previously loaned to the Company. Also included in these transactions was the conversion of accrued liabilities totaling $39,890. All dollar amounts were based on the fair market value on the day the shares were sold as determined by the closing price bid price.

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

Non-Employee Options - During each of the years ended December 31, 2008 and 2007, options for 10,000,000 shared of common stock were exercised by the Company's outside legal counsel for proceeds of $1,000 and $1,000, respectively. The Company granted options for 10,000,000 shares of common stock to attorneys in each of the years ended December 31, 2008 and 2007 as discussed in Note 16.

NOTE 16 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of December 31, 2008, there were no more options outstanding from the three Stock Option Plans adopted during 2003 and 2004. As of that same date, options to purchase a total of 56,800,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued. As of December 31, 2008, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the twelve months ended December 31, 2008 and 2007, the Company granted options to purchase 12,960,000 and 49,200,000 shares of common stock to employees, respectively. The fair market value of the options granted in 2008 and 2007 aggregated $105,296 and $462,648, respectively.

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

A summary of the stock option activity under the Plans as of December 31, 2008 and 2007, and changes during the years ending December 31, 2008 and 2007, are presented below:

                                                          Weighted-
                                              Weighted-    Average
                                               Average    Remaining   Aggregate
                                              Exercise   Contractual   Intrisic
                                 Shares        Price        Life        Value
                               ------------------------------------------------
Outstanding at
December 31, 2006               10,750,500     $0.026
                               =======================
Granted                         59,200,000     $0.011
Adjusted for forward
  stock split                    6,300,000     $0.140
Exercised                      (10,000,000)    $0.000
                               ------------
Expired                        (19,450,500)    $0.020
                               =======================
Outstanding at
December 31, 2007               46,800,000     $0.013        4.42     $ 92,640
                               ================================================

Excercisable at
December 31, 2007               46,800,000     $0.013
                               =======================
Granted                         12,960,000     $0.018
Exercised                                -     $0.000
Expired                         (3,600,000)    $0.013
                               -------------==========
Outstanding at
December 31, 2008               56,160,000     $0.014        3.51     $      -
                               ================================================

Excercisable at
December 31, 2008               54,360,000     $0.013        3.54     $      -
                               ================================================

The weighted-average grant-date fair value of options granted during the years 2008 and 2007 was $.018 and $0.009, respectively. The total intrinsic value of options exercised during the years ended December 2008 and 2007 was $0 and $69,000, respectively. As of December 31, 2008, vested options totaled 54,360,000, leaving 1,800,000 that have yet to completely vest. As a result, as of December 31, 2008 unrecognized compensation costs related to options outstanding that have not yet vested at year-end that would be recognized in subsequent periods totaled $10,960.

Share Purchase Rights - During 2008, the Company granted share purchase rights to its outside legal counsel to acquire 10,000,000 shares of common stock at a price of $0.0001 per share. The purchase rights were granted in order that the attorneys could sell the underlying shares and thus satisfy amounts due for legal services rendered. Additional legal expense of $130,000 was recognized as the fair market value at the time the stock purchase rights were awarded. Fair market value was estimated using the Black-Scholes valuation model, and using assumptions for volatility and estimated term as being close to zero since it was assumed that the rights would be exercised almost immediately. As a result, the valuation of the stock purchase rights was calculated to be virtually the same as the fair value of the underlying common stock on the date of issuance. During 2007, the Company granted options to purchase 10,000,000 to the Company's legal counsel at an exercise price of $ .0001 per share. The options, which were five-year options, vested immediately. The options, which were granted in order that the attorneys could sell the underlying shares and thus satisfy amounts due for legal services rendered, were exercised immediately.

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

In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.06 per share, and vested immediately. In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there are warrants outstanding at December 31, 2008, to purchase a total of 66,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

During 2008, in connection with issuing a promissory note, the Company also issued five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. Also during 2008, in connection with entering into an agreement with an outside consultant, the Company also issued four-year warrants to purchase up to 6,000,000 shares of common stock at an exercise price of $0.0125 per share. The Company accounts for these consultant warrants under the provisions of EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.

The Corporation currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (see Notes 6 and 7).

NOTE 17 -SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company has three reportable segments: Electronics Assembly, Contract Manufacturing, and Marketing and Media. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. This segment also included results of operations relating to beverage distribution, sales of which accounted for approximately 11 and 2 percent of total revenue during 2008 and 2007, respectively. The Company anticipates including operations relating to energy drink distribution in a separate segment in the event such operations become more significant in relation to overall Company operations.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:


--------------------------------------------------------------------------------------------
                         Electronics    Contract      Marketing     Beverage
                          Assembly    Manufacturing   and Media   Distribution      Total
--------------------------------------------------------------------------------------------
  December 31, 2008
Sales to external
  customers             $ 1,664,796    $ 1,945,867  $ 10,064,882   $ 1,500,713  $ 13,675,545
Intersegment sales                -              -             -             -             -
Segment income (loss)    (2,274,384)      (120,158)   (1,516,670)      430,320    (3,911,212)
Segment assets            4,378,601      1,981,290     6,709,287        59,486    13,069,178
Depreciation and
  amortization              384,379        258,638         1,935             -       644,952

  December 31, 2007
Sales to external
  customers             $ 3,089,303    $ 4,334,868  $  4,975,622   $         -  $ 12,399,793
Intersegment sales            5,310              -             -             -         5,310
Segment income (loss)    (6,626,350)      (818,189)      212,015             -    (7,232,524)
Segment assets            7,574,596        160,504     4,029,231     4,029,231    11,764,331
Depreciation and
  amortization              402,756        250,929         1,179         1,179       654,864


                                                           December 31,
                   Sales                               2008           2007
--------------------------------------------------------------------------------
Total sales for reportable segments                $  13,675,545  $  12,405,103
Elimination of intersegment sales                              -         (5,310)
--------------------------------------------------------------------------------
Consolidated net sales                             $  13,675,545  $  12,399,793
--------------------------------------------------------------------------------


                                                            December 31,
            Total Assets                                2008           2007
--------------------------------------------------------------------------------
Total assets for reportable segments               $  13,069,178  $  11,764,331
Adjustment for intersegment amounts                            -              -
--------------------------------------------------------------------------------

Consolidated total assets                          $  13,069,178  $  11,764,331
--------------------------------------------------------------------------------

NOTE 18 - GEOGRAPHIC INFORMATION

All revenue-producing assets are located in the United States of America or China. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales and assets by geographic area are as follows:

                                     Revenues           Revenue-producing assets
--------------------------------------------------------------------------------
                                 2008          2007        2008        2007
                           -------------- ------------  ----------  ------------
United States of America     $13,659,073  $ 12,379,349   $ 195,780    $ 235,165
China                                  -             -     577,811      725,515
Other                             16,472        20,444           -            -
--------------------------------------------------------------------------------
                             $13,675,545  $ 12,399,793   $ 773,591    $ 960,680
--------------------------------------------------------------------------------

NOTE 19 - SUBSEQUENT EVENTS

On January 8, 2009 the Company signed an international distribution agreement giving rights in Albania to Tobacco Holding Group Sh.p.k. The agreement gives Tobacco Holding Group exclusive rights to distribute Playboy Energy Drink in Albania. The agreement includes a sales quota schedule totaling $15.6 million over the 5-year period.

In February 2009, we issued 65,088,757 of restricted shares of common stock to YA Global Investments, L.P. under the conversion terms of the YA Global August Debenture, for an amount of $110,000.