Form 10-K/A
period 2008-12-31
CIRTRAN CORP
filed 2009-04-16
CIK 813716

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                  (Amendment 1)

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

We are filing this Amendment No. 1 on Form 10-K/A-1 (the "Amendment") to correct inadvertent typographical mistakes in the Annual Report for the period ended December 31, 2008, which was filed with the Securities and Exchange Commission on April 15, 2009 (the "Original Annual Report"). Specifically, this Amendment is filed to correct typographical mistakes in the following sections of the Original Annual Report: i) "Risks Related to Our Operations" in Item 1, ii) "Liquidity and Capital Resources" in Item 6, the table in Item 6 "Sales and Cost of Sales", iii) "Note 1 - Summary of Organization and Significant Accounting Policies" iv) "Note 2 - Realization of Assets", v) the "Consolidated Balance Sheets" and the "Consolidated Statements of Cash Flows" within Item 7, vi) "Note 8 - Related Party Truncations", vii) the header of "Note 15 - Stockholders' Deficit", viii) the table "Note 17 - Segment Information".

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

Household and Kitchen Appliances, and Health and Beauty Aids (CirTranMedia, CirTranProducts, CirTranAsia)

We began manufacturing household and kitchen appliance products in January 2005. To date, we have manufactured and sold various household and kitchen appliance products. These products are sold through CirTran Media and CirTran Products. We manufacture the majority of our household and kitchen appliance products through our CirTran Asia operation.

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

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. As of April 10, 2009, our backlog was approximately $2,269,000. The Company also has contracts that require minimum quantity purchase orders over periods terminating between 2009 and 2019; if the full minimum quantity orders are purchased under these current agreements, they would generate approximately $750,000,000 in revenues to the Company. The majority of these international distribution contracts are based on minimum orders they are required to purchase during the term of the contract to maintain their rights of selling the Playboy Energy Drink. These contracts are with 6 international distributors located in Mexico, South Korea, Albania, and Western Africa, Lebanon, and Israel. However, revenue under these contracts is never recognized until ordered products have been shipped. There is no assurance, except for the upfront deposits, that the parties to these agreements will meet their obligations for the minimum quantity or any level of purchases required under their respective agreements.

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

At December 31, 2008, our current liabilities exceeded our current assets by $4,244,213, compared to a deficit of $5,986,817 at December 31, 2007. For the years ended December 31, 2008 and 2007, we had negative cash flows from operations of $5,282,822 and $4,260,618, respectively. There can be no guarantee that our current assets will ever exceed our current liabilities. As such, and in light of our recent history, there remains a doubt we will be able to meet our obligations as they come due and will be able to execute our long-term business plans. If we are unable to meet our obligations as they come due or are unable to execute our long-term business plans, we may be forced to curtail our operations, sell part or all of our assets, or seek protection under bankruptcy laws.

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

--------------------------------------------------------------------------------
                                                                    Gross Loss
      Segment             Year      Sales       Cost of Sales        / Margin
--------------------------------------------------------------------------------
Contract Manufacturing    2008   $ 1,945,867      $ 1,306,063         $ 639,804
                          2007     4,334,868        2,996,062         1,338,806


Electronics Assembly      2008     1,664,796        1,458,872           205,924
                          2007     3,089,303        2,435,183           654,120

Marketing / Media         2008     8,564,169        7,990,657           573,512
                          2007     4,975,622        3,834,374         1,141,248

Beverage Distribution     2008     1,500,713         1,312,675          188,038
                          2007             -                 -                -

--------------------------------------------------------------------------------
                                                 Sales to
                                    Total       Pre-existing       Sales to new
      Segment             Year      Sales        Customers          Customers
--------------------------------------------------------------------------------
Contract Manufacturing    2008   $ 1,945,867     $ 1,872,176          $ 73,691
                          2007     4,334,868       2,784,267         1,550,601

Electronics Assembly      2008     1,664,796       1,647,480            17,316
                          2007     3,089,303       3,053,662            35,641

Marketing / Media         2008     8,564,169       7,655,279           908,890
                          2007     4,975,622         800,414         4,175,208

Beverage Distribution     2008     1,500,713         806,275           694,438
                          2007             -               -                 -

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

LIQUIDITY AND CAPITAL RESOURCES

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $33,325,415 at December 31, 2008, and $29,414,203 at December 31, 2007. Net loss for the year ended December 31, 2008, was $3,911,212 as compared to $7,232,524 for the year ended December 31, 2007. Our current liabilities exceeded our current assets by $4,244,213 as of December 31, 2008, and by $5,986,817 as of December 31, 2007.
For the years ended December 31, 2008 and 2007, we experienced negative cash flows from operating activities of $5,282,822 and $4,260,618, respectively.

Cash

The amount of cash used in operating activities during the year ended December 31, 2008, increased by $1,022,204 as compared to the year ended December 31, 2007, driven primarily by the reduction in operating losses from the previous year, an increase in prepaid deposits during 2008 and increases in Accounts Payable and Accrued Liabilities.

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

Liquidity and financing arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations. We had an accumulated deficit of $33,325,415 along with a total stockholders' deficit of $2,945,823 at December 31, 2008. In addition, we have used, rather than provided, cash in our operations for the years ended December 31, 2008 and 2007. As of December 31, 2008, our monthly operating costs and interest expense averaged approximately $707,000 per month.

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

YA Global December Debenture - In December 2005, we entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008, and has a security interest in all our assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008 along with an interest rate increase from 5 percent to 12 percent. No further extension has been granted.

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

The YA Global Debenture was issued with 10,000,000 warrants, with an exercise price of $0.09 per share. The warrants vest immediately and have a three-year life. As a result of the May 2007 1.2-for-1 forward stock split, the effective number of vested warrants increased to 12,000,000. As of December 31, 2008, all 12,000,000 warrants have expired.

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

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, the relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he purchased a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev's profits and losses. In turn, the director loaned $834,393 to the Company in the form of unsecured advances. $600,000 of that loan was used to purchase interest in Playbev directly which resulted in a reduction of $600,000 of amounts owed by Playbev to the Company. As of December 31, the Company still owes the director $201,229 in the form of unsecured advances.

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

During 2007, our president advanced us $30,000; this obligation was repaid prior to December 31, 2007. During the year ended December 31, 2008, our president advanced the Company $778,600. Of that amount, $600,000 was used to purchase interest in Playbev directly which resulted in a reduction of $600,000 of amounts owed by Playbev to the Company. As of December 31, 2008 the Company still owed our president $146,100 in the form of unsecured advances.

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

         (3) The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal year ended December 31, 2008, in accordance with SFAS No. 123(R). Assumptions used in the calculation of these amounts are included in Note 16 to the Company's audited financial statements included as part of this Annual Report.

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

Throughout the balance of 2007, as energy drink development and marketing activities progressed, the Company raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were Company stockholders. In some cases, the Company sold a portion of its membership interest, including voting rights. In other cases, the Company sold merely a portion of its share of future AfterBev profits and losses. By the end of 2007, after taking into account the two interests it had assigned, the Company had retained a net 14 percent interest in AfterBev's profits and losses, but had retained 52 percent of all voting rights in AfterBev. The Company recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of the Company's original share of AfterBev. At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, who is one of the Company's directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he was granted a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and had retained the remaining 1 percent interest in AfterBev's profit and losses. In turn, the director loaned $834,393 to the Company in the form of unsecured advances. Of these proceeds, $600,000 was used to purchase interest in Playbev directly which resulted in a reduction of $600,000 of amounts owed by Playbev to the Company. As of December 31, 2008 the Company still owed the director $201,229 in the form of unsecured advance.

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

10.66 International Distribution Agreement between CirTran Corporation and Factor Tequila SA de CV (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 3, 2008, and incorporated herein by reference) (Portions of the Agreement have been redacted pursuant to a request for confidential treatment filed with the U.S. Securities and Exchange Commission.)

10.67 International Distribution Agreement between CirTran Beverage Corp. and Tobacco Holding Group Sh.p.k. (Portions of the
                Agreement   have  been  redacted   pursuant  to  a  request  for
                confidential treatment filed with the U.S. Securities and Exchange Commission.)

10.68 Commercial Lease Agreement between CirTran Corporation and Charlton Development Co. LLC.

21              Subsidiaries of the Registrant

31              Certification of President

32              Certification pursuant to 18 U.S.C. Section 1350 - President



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CIRTRAN CORPORATION

 Date:  April 15, 2009                   By: /s/ Iehab J. Hawatmeh,
                                             Iehab J. Hawatmeh,
                                             President, Chief Financial Officer
                                             (Principal Executive Officer,
                                             Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2009                        /s/ Iehab Hawatmeh
                                             Iehab J. Hawatmeh,
                                             President, Chief Financial Officer,
                                             Principal Executive Officer,
                                             Principal Financial
                                             Officer and Director

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



    /s/   HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 15, 2009

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

December 31,                                            2008           2007
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                        $       8,701  $      82,761
  Trade accounts receivable, net of allowance
    for doubtful accounts of $108,162 and
    $55,742, respectively                                591,441        411,899
  Receivable due from related party                    4,718,843      1,438,967
  Inventory, net of reserve of $1,028,957 and
   $968,967, respectively                              1,451,275      1,938,616
  Prepaid deposits                                       164,556        129,592
  Other                                                  305,037        329,836
--------------------------------------------------------------------------------
      Total current assets                             7,239,853      4,331,671

Investment in securities, at cost                        752,000      1,820,000
Investment in related party, at cost                     750,000        750,000
Deferred offering costs, net                              15,662        102,462
Long-term receivable                                   1,647,895      1,665,000
Property and equipment, net                              773,591        986,184
Intellectual property, net                             1,871,153      2,089,233
Other assets, net                                         19,025         19,781
--------------------------------------------------------------------------------

      Total assets                                 $  13,069,179  $  11,764,331
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance         $     133,391  $           -
  Accounts payable                                     2,215,171      1,501,533
  Short term advances payable                            747,329              -
  Distribution payable                                         -        747,290
  Accrued liabilities                                  2,207,580      1,595,704
  Deferred revenue                                       587,052        159,849
  Derivative liability                                   705,477      2,896,969
  Convertible debenture                                3,162,650      2,983,348
  Current maturities of long-term debt                 1,494,969        194,904
  Note payable to stockholders                           230,447        238,891
--------------------------------------------------------------------------------
      Total current liabilities                       11,484,066     10,318,488
--------------------------------------------------------------------------------

Refundable customer deposits                           1,688,080              -
Long-term debt, less current maturities                  269,625      1,009,364
--------------------------------------------------------------------------------

      Total liabilities                               13,441,771     11,327,852

Minority interest                                      2,573,231      1,709,258

Stockholders' deficit
  Common stock, par value $0.001; authorized
    1,500,000,000 shares; issued and
    outstanding shares: 1,426,262,586 and
    1,101,261,449                                      1,426,257      1,101,256
  Additional paid-in capital                          28,970,335     27,057,168
  Subscription receivable                                (17,000)       (17,000)
  Accumulated deficit                                (33,325,415)   (29,414,203)
--------------------------------------------------------------------------------
      Total stockholders' deficit                     (2,945,823)    (1,272,779)
--------------------------------------------------------------------------------
      Total liabilities and stockholders' deficit  $  13,069,179  $  11,764,331
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
------------------------------------------------------------------------------------------------------------------------

                        The accompanying notes are an integral part of these financial statements.


                      CIRTRAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31,                       2008            2007
--------------------------------------------------------------------------------

Cash flows from operating activities
Net loss                                           $  (3,911,212) $  (7,232,524)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                         644,952        654,864
   Accretion expense                                   1,163,983      2,120,077
   Provision for (recovery of) doubtful accounts          52,419         41,561
   Provision for obsolete inventory                      320,685        102,614
   Gain on forgiveness of debt                                 -        (67,637)
   Gain on sale - leaseback                              (81,581)       (59,792)
   Gain on settlement                                          -     (1,168,623)
   Impairment of investment in securities              1,068,000              -
   Non-cash compensation expense                          93,351        462,648
   Loan costs and interest withheld from
     loan proceeds                                        86,799        193,642
   Options issued to attorneys and
     consultants for services                            146,657         70,000
   Change in valuation of derivative                  (2,417,283)     1,076,629
   Settlement costs with former employees                      -         56,000
   Changes in assets and liabilities:
      Trade accounts receivable                         (231,962)      (910,331)
      Related party receivable                        (4,479,876)             -
      Inventories                                        166,657        (81,216)
      Prepaid expenses and deposits                      (34,963)       (53,715)
      Other current assets                                25,555       (116,623)
      Accounts payable                                   791,646        346,243
      Accrued liabilities                                886,147        337,112
      Deferred revenue                                   427,204        (31,547)
--------------------------------------------------------------------------------

         Net cash used in operating activities        (5,282,822)    (4,260,618)
--------------------------------------------------------------------------------

Cash flows from investing activities
   Intangibles purchased with cash                      (204,946)      (110,202)
   Proceeds from the sale of building                          -      2,500,000
   Amounts advanced to Diverse Talent Group, Inc.              -        (59,633)
   Investment in Play Beverages, LLC                           -       (500,000)
   Royalties received in estate settlement                17,105              -
   Purchase of property and equipment                     (9,333)      (117,085)
--------------------------------------------------------------------------------

         Net cash provided by (used in)
         investing activities                           (197,174)     1,713,080
--------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from notes payable to stockholders         1,100,000        200,000
   Payments on notes payable to stockholder             (171,640)             -
   Proceeds from notes payable to related party                -        300,000
   Payments on notes payable to related party                  -       (261,109)
   Checks written in excess of bank balances             133,391              -
   Proceeds from stock issued in private
     placement                                           204,000        230,000
   Principal payments on long-term debt                  (75,000)    (1,272,642)
   Capital contribution by initial members of
     AfterBev                                                  -        500,000
   Proceeds from sale of portion of interest
     in AfterBev                                               -      3,663,000
   Payments of AfterBev distributions to
     assignees                                                 -       (875,000)
   Proceeds from long term deposits                    1,688,080
   Net borrowings in connection with short-
     term advances                                     2,527,105              -
--------------------------------------------------------------------------------

         Net cash provided by financing
         activities                                    5,405,936      2,484,249
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                (74,060)       (63,289)

Cash and cash equivalents at beginning of year            82,761        146,050
--------------------------------------------------------------------------------

Cash and cash equivalents at end of year            $      8,701   $      82,761
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

During the year ended December 31, 2008, sales to one customer accounted for 29 percent of net sales. Sales from the largest customer is included as part of the marketing and media segment. Accounts receivable from one customer was 91 percent of total accounts receivable at December 31, 2008, which created a concentration of credit risk.

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

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $3,911,212 and $7,232,524 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Company had an accumulated deficit of $33,325,415 and $29,414,203, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $5,282,822 and $4,260,618 for the years ended December 31, 2008 and 2007, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. (Presently, the Company has no significant number of authorized shares available.) The Company does have several new programs in development. These programs represent a new direction for the Company by expanding its efforts into consumer products contract manufacturing and marketing. These new programs have the potential to carry higher profit margins than electronic manufacturing and as a result, the Company is investing substantial resources into developing these activities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev's profits and losses. Accordingly, he purchased a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev's profits and losses. In turn, the director loaned $834,393 to the Company in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company. As of December 31, the Company still owed the director $201,229in the form of unsecured advances.

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

During 2007, the Company president advanced the Company $30,000; this obligation was repaid prior to December 31, 2007. During the year ended December 31, 2008 the Company president advanced the Company $778,600. Of the amounts advanced, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company. As of December 31, 2008 the Company still owed the Company's president $146,100 in the form of unsecured advances.

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

Litigation and Claims - Various vendors and service providers have notified the Company that they believe they have claims against the Company totaling approximately $1,680,000. The Company has determined the probability of realizing any loss on these claims is remote. The Company has made no accrual for these claims and is currently in the process of negotiating the dismissal of these claims.

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

The fair market valuation of the derivative liability of the convertible debenture considers several factors, primarily the bid price on December 31, 2008 and the lowest bid price for the 20 days prior to December 31, 2008. Since the bid price on December 31, 2008 approximated the lowest bid price for the preceding 20 days, the fair market valuation calculated to $0 on December 31, 2008.

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

The Company determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted over the life of the December Debenture until August 31, 2008, a former maturity date, at which time the value of the December Debenture reached $1,500,000. The fair market valuation of the derivative liability of the convertible debenture considers several factors, primarily the bid price on December 31, 2008 and the lowest bid price for the 20 days prior to December 31, 2008. Since the bid price on December 31, 2008 approximated the lowest bid price for the preceding 20 days, the fair market valuation calculated to $0 on December 31, 2008.

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

NOTE 15 - STOCKHOLDERS' DEFICIT

Common Stock Issuances -- During the year ended December 31, 2008, the Company issued the following shares of restricted common stock:

         175,222,320 restricted shares of common stock to Highgate and YA Global upon conversion of $1,165,369 of convertible debt and accrued interest. On each conversion date, the conversion rate was the lower of $0.10 per share, or 100 percent of the lowest closing bid price of the Company's common stock over the 20 trading days preceding the conversion. The average conversion rate was $.004 during 2008. Associated with the conversions was a related decrease in the derivative liability of $474,209.

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

Non-Employee Options - During each of the years ended December 31, 2008 and 2007, options for 10,000,000 shares of common stock were exercised by the Company's outside legal counsel for proceeds of $1,000 and $1,000, respectively. The Company granted options for 10,000,000 shares of common stock to attorneys in each of the years ended December 31, 2008 and 2007 as discussed in Note 16.

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

NOTE 17 -SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company has four reportable segments: Electronics Assembly, Contract Manufacturing, Marketing and Media and Beverage Distribution. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. This segment also included results of operations relating to beverage distribution, sales of which accounted for approximately 11 and 2 percent of total revenue during 2008 and 2007, respectively. The Beverage Distribution segment continues to grow and the distribution channels across the country and internationally continue to gain traction. The Company anticipates this segment to become more significant in relation to overall Company operations.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:


--------------------------------------------------------------------------------------------
                         Electronics    Contract      Marketing     Beverage
                          Assembly    Manufacturing   and Media   Distribution      Total
--------------------------------------------------------------------------------------------
  December 31, 2008
Sales to external
  customers             $ 1,664,796    $ 1,945,867  $  8,564,169   $ 1,500,713  $ 13,675,545
Intersegment sales                -              -             -             -             -
Segment income (loss)    (2,274,384)      (120,158)   (1,946,990)      430,320    (3,911,212)
Segment assets            4,378,601      1,981,290     6,649,802        59,486    13,069,179
Depreciation and
  amortization              384,379        258,638         1,935             -       644,952

  December 31, 2007
Sales to external
  customers             $ 3,089,303    $ 4,334,868  $  4,975,622   $         -  $ 12,399,793
Intersegment sales            5,310              -             -             -         5,310
Segment income (loss)    (6,626,350)      (818,189)      212,015             -    (7,232,524)
Segment assets            7,574,596        160,504     4,029,231             -    11,764,331
Depreciation and
  amortization              402,756        250,929         1,179             -       654,864


                                                           December 31,
                   Sales                               2008           2007
--------------------------------------------------------------------------------
Total sales for reportable segments                $  13,675,545  $  12,405,103
Elimination of intersegment sales                              -         (5,310)
--------------------------------------------------------------------------------
Consolidated net sales                             $  13,675,545  $  12,399,793
--------------------------------------------------------------------------------


                                                            December 31,
            Total Assets                                2008           2007
--------------------------------------------------------------------------------
Total assets for reportable segments               $  13,069,178  $  11,764,331
Adjustment for intersegment amounts                            -              -
--------------------------------------------------------------------------------

Consolidated total assets                          $  13,069,178  $  11,764,331
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