Form 10-Q
period 2009-03-31
CIRTRAN CORP
filed 2009-05-20
CIK 813716

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ____________

                        Commission file number 000-49654

                               CIRTRAN CORPORATION
             (Exact name of registrant as specified in its charter)

                 Nevada                                     68-0121636
   ---------------------------------                    -------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

  4125 South 6000 West, West Valley City, Utah               84128
  --------------------------------------------             ----------
    (Address of principal executive offices)               (Zip Code)

                                 (801) 963-5112
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):
     Large accelerated filer [  ]                  Accelerated filer [  ]
     Non-accelerated filer [  ]                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding at May 11, 2009, was 1,499,999,997 shares.

                               CIRTRAN CORPORATION
                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2009

                                      INDEX

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

 Item 1   Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets  .....................      3
            Condensed Consolidated Statements of Operations  ...........      4
            Condensed Consolidated Statements of Cash Flows  ...........      5
            Notes to Condensed Consolidated Financial Statements  ......      7

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  .........................     20

 Item 3   Quantitative and Qualitative Disclosures About Market Risk  ..     28

 Item 4   Controls and Procedures  .....................................     28


                           PART II - OTHER INFORMATION

 Item 1   Legal Proceedings  ...........................................     28

 Item 2   Unregistered Sales of Equity Securities and Use of Proceeds  .     32

 Item 3   Defaults Upon Senior Securities  .............................     32

 Item 4   Submission of Matters to a Vote of Security Holders  .........     32

 Item 5   Other Information.............................................     32

 Item 6   Exhibits......................................................     32

 Signatures   ..........................................................     38

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                    March 31,      December 31,
                                                      2009             2008
--------------------------------------------------------------------------------

ASSETS

Current assets
  Cash and cash equivalents                       $       9,317   $       8,701
  Trade accounts receivable, net of allowance
   for doubtful accounts of $108,162 and
   $108,162, respectively                               685,355         591,441
  Receivable due from related party                   5,067,667       4,718,843
  Inventory, net of reserve of $1,028,957 and
   $1,028,957, respectively                           1,537,030       1,451,275
  Prepaid deposits                                      167,942         164,556
  Other                                                 371,810         305,037
--------------------------------------------------------------------------------

      Total current assets                            7,839,121       7,239,853

Investment in securities, at cost                       752,000         752,000
Investment in related party                             750,000         750,000
Deferred offering costs, net                              3,188          15,662
Long-term receivable                                  1,647,895       1,647,895
Property and equipment, net                             718,160         773,591
Intellectual property, net                            1,760,039       1,871,153
Other assets, net                                        19,025          19,025
--------------------------------------------------------------------------------

      Total assets                                $  13,489,428   $  13,069,179
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance        $     212,704   $     133,391
  Accounts payable                                    2,609,614       2,215,171
  Short term advances payable                           957,529         747,329
  Accrued liabilities                                 2,897,490       2,207,580
  Deferred revenue                                      518,726         587,052
  Derivative liability                                1,926,744         705,477
  Convertible debenture                               3,148,712       3,162,650
  Current portion of refundable customer
    deposits                                            712,000               -
  Current maturities of long-term debt                1,638,688       1,494,969
  Note payable to stockholders                          225,226         230,447
--------------------------------------------------------------------------------
      Total current liabilities                      14,847,433      11,484,066
--------------------------------------------------------------------------------

Refundable customer deposits                            873,000       1,688,080
Long-term debt, less current maturities                 211,985         269,625
--------------------------------------------------------------------------------

      Total liabilities                              15,932,418      13,441,771

Stockholders' deficit
  CirTran Corporation stockholders' deficit:
  Common stock, par value $0.001; authorized
   1,500,000,000 shares; issued and outstanding
   shares: 1,491,351,343 and 1,426,262,586            1,491,346       1,426,257
  Additional paid-in capital                         29,084,405      28,970,335
  Subscription receivable                               (17,000)        (17,000)
  Accumulated deficit                               (35,574,972)    (33,325,415)
--------------------------------------------------------------------------------
      Total CirTran Corporation stockholders'
        deficit                                      (5,016,221)     (2,945,823)

  Noncontrolling interest                             2,573,231       2,573,231
--------------------------------------------------------------------------------

      Total stockholder's deficit                    (2,442,990)       (372,592)
--------------------------------------------------------------------------------

      Total liabilities and stockholders'
        deficit                                   $  13,489,428   $  13,069,179
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


For the Three Months Ended March 31,                   2009            2008
--------------------------------------------------------------------------------

Net sales                                         $   1,922,382   $   2,860,463
Cost of sales                                         1,403,457       2,102,431
Royalties expense                                       147,189           6,350
--------------------------------------------------------------------------------

      Gross profit                                      371,736         751,682
--------------------------------------------------------------------------------

Operating expenses
  Selling, general and administrative expenses        1,149,982       1,456,806
  Non-cash compensation expense                             996          91,347
--------------------------------------------------------------------------------
      Total operating expenses                        1,150,978       1,548,153
--------------------------------------------------------------------------------

      Loss from operations                             (779,242)       (796,471)
--------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                     (326,566)       (478,632)
  Interest income                                       124,590           4,522
  Gain on sale/leaseback                                 20,268          20,775
  Gain on settlement of litigation                            -         300,000
  Gain (loss) on derivative valuation                (1,288,607)        882,187
--------------------------------------------------------------------------------
      Total other expense, net                       (1,470,315)        728,852
--------------------------------------------------------------------------------

      Net loss                                    $  (2,249,557)  $     (67,619)
--------------------------------------------------------------------------------

Basic and diluted loss per common share           $           -   $           -
--------------------------------------------------------------------------------
Basic and diluted weighted-average
  common shares outstanding                       1,466,039,049    1,112,189,352
--------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Three Months Ended March 31,                  2009            2008
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                        $  (2,249,557)  $     (67,619)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      166,544         160,872
     Accretion expense                                  177,531         312,441
     Provision for doubtful accounts                          -           9,558
     Provision for obsolete inventory                         -           9,135
     Gain on sale - leaseback                            20,000         (20,775)
     Non-cash compensation expense                          996          91,347
     Loan costs and interest withheld from
      loan proceeds                                      12,474          24,222
     Options issued to attorneys for services               822         130,000
     Change in valuation of derivative                1,288,607        (882,187)
     Changes in assets and liabilities:
       Trade accounts receivable                       (107,781)       (612,901)
       Related party receivable                        (348,823)              -
       Inventories                                      (85,755)       (218,713)
       Prepaid expenses and deposits                   (106,466)        (23,667)
       Other current assets                             (52,906)       (121,933)
       Accounts payable                                 394,442         678,252
       Accrued liabilities                              669,910         352,921
       Deferred revenue                                 (68,326)         39,934
--------------------------------------------------------------------------------

         Net cash used in operating activities         (288,288)       (139,113)
--------------------------------------------------------------------------------

Cash flows from investing activities
  Intangibles purchased with cash                             -         (50,246)
  Purchase of property and equipment                          -          (9,333)
--------------------------------------------------------------------------------

         Net cash used in investing activities                -         (59,579)
--------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from notes payable to related party            4,612         800,000
  Payments on notes payable to related party             (5,221)         (3,064)
  Proceeds from stock issued in private placement             -         204,000
  Principal payments on long-term debt                        -         (75,000)
  Checks written in excess of long-term debt             79,313               -
  Net borrowings in connection with short-term
    advances                                            210,200               -
--------------------------------------------------------------------------------

         Net cash provided by financing
         activities                                     288,904         925,936
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                   616         727,244

Cash and cash equivalents at beginning of year            8,701          82,761
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period        $       9,317   $     810,005
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED



For the Three Months Ended March 31,                  2009            2008
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for interest          $           -   $      15,277

Noncash investing and financing activities:
Stock issued in payment of notes payable and
  accrued interest                                $     110,000   $     100,000
Warrants issued with derivative liability
  features                                                    -         700,000
Exchange AfterBev membership interest for
  distribution payable                                        -         863,973





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - CirTran Corporation and its subsidiaries (collectively, the "Company" or "CirTran") consolidates all of its majority-owned subsidiaries and companies over which the Company exercises control through majority voting rights. The Company accounts for its investments in common stock of other companies that the Company does not control but over which the Company can exert significant influence using the cost method.

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries. These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2009.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., and CirTran Beverage Corp.

The consolidated financial statements also include the accounts of After Beverage Group LLC, a majority-owned subsidiary. At March 31, 2009, the Company had a four percent share of AfterBev's profits and losses, but maintained a 52 percent voting control interest. AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC ("PlayBev"), and the Company's president and one of the directors of the Company own membership interests in PlayBev totaling 22.35 percent. As of September 30, 2008, the members of PlayBev had amended PlayBev's operating agreement to require a 95 percent membership vote on major managerial and organizational decisions. None of the other members of PlayBev are affiliated with the Company. Accordingly, while the Company president and one of its directors own membership interests and currently hold the executive management positions in PlayBev, the Company or its affiliates nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of March 31, 2009, the Company did not consider any of its long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $111,114 and $105,757 for the three months ended March 31, 2009 and 2008, respectively.

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

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 64,863,976 and 592,573,600 in potentially issuable common shares at March 31, 2009 and 2008, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

Recent Accounting Pronouncements - In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP FIN) No. 157-2, which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2009. It did not have a material effect on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest, and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. On January 1, 2009, the Company adopted SFAS No. 141 and 160. As a result, the non-controlling interest in AfterBev has been included as equity in the consolidated financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-1 on January 1, 2009. It did not have a material effect on the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009. It did not have a material effect on the financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. The Company adopted FAS 142-3 on January 1, 2009. It did not have a material effect on the financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSB APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted APB 14-1 on January 1, 2009. It did not have a material effect on the financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009. It did not have a material effect on the financial statements.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $2,249,557 and $67,619 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company had an accumulated deficit of $35,574,972. In addition, the Company used cash in its operations in the amount of $288,288 and $139,113 during the quarters ended March 31, 2009 and 2008, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - INVENTORY

Inventory consisted of the following:

                                                    March 31,      December 31,
                                                      2009            2008
--------------------------------------------------------------------------------
 Raw materials                                    $   1,665,664   $   1,625,321
 Work in process                                        246,836         221,079
 Finished goods                                         653,488         633,832
 Allowance / reserve                                 (1,028,958)     (1,028,957)
                                                  ------------------------------
      Totals                                      $   1,537,030   $   1,451,275
                                                  ==============================

NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consisted of the following:

                                                                    Estimated
                                    March 31,     December 31,    Service Lives
                                      2009            2008           in Years
--------------------------------------------------------------------------------

Infomercial development costs     $     217,786   $     217,786         7
Patents                                  38,056          38,056         7
ABS Infomerical                       1,186,382       1,186,382         5
Trademark                             1,227,673       1,227,673         7
Copyright                               115,193         115,193         7
Website Development Costs               150,000         150,000         5
---------------------------------------------------------------
Total intellectual property       $   2,935,090   $   2,935,090

Less accumulated amortization        (1,175,051)     (1,063,937)
---------------------------------------------------------------

Intellectual property, net        $   1,760,039   $   1,871,153
---------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

         Year Ending December 31,
         2009                                                     $     394,146
         2010                                                           525,528
         2011                                                           421,754
         2012                                                           238,494
         2013                                                           166,602
         Thereafter                                                     306,346
         ----------------------------------------------------------------------
         Total                                                    $   2,052,870
         ----------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

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

In an effort to finance the initial development and marketing of the new drink, the Company, with other investors, formed After Bev Group LLC ("AfterBev"), a California limited liability company and partially owned, consolidated subsidiary of the Company. The Company contributed its expertise in exchange for an initial 84 percent membership interest in AfterBev. The other initial AfterBev members contributed an aggregate of $500,000 in exchange for the remaining 16 percent. The Company borrowed an additional $250,000 from an individual, and contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions. The Company recorded this $750,000 amount as an investment in PlayBev, accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted the Company, PlayBev agreed to appoint the Company's president and one of the Company's directors to two of PlayBev's three executive management positions. Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by the Company president and one of the Company's directors. On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent. During 2007 and 2008, the two affiliates personally purchased membership interests from PlayBev directly and from other Playbev members consituting an additional 11.1 percent, which aggregated 22.35 percent. Despite the combined 78.5 percent interest owned by these affiliates and the Company, the Company cannot unilaterally control significant operating decisions of PlayBev, as the amended operating agreement requires that various major operating and organizational decisions be agreed to by at least 95 percent of all members. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is now a related party, the Company cannot unilaterally control significant operating decisions of PlayBev, and therefore has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement the Company was appointed the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. The Company incurred $147,189 and $6,350 in royalty expenses due to PlayBev during the three months ended March 31, 2009 and 2008, respectively.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are to be billed to PlayBev and recorded as an account receivable from PlayBev. The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008 the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. As of March 19, 2008, the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. The Company has billed PlayBev for marketing and development services totaling $371,133 and $702,894 for the three months ending March 31, 2009 and 2008, respectively, which have been included in revenues for the Company's marketing and media segment. As of March 31, 2009, the interest accrued on the balance owing from PlayBev totaled $342,022. The net amount due the Company from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $5,067,667 at March 31, 2009.

After Bev Group, LLC

Following AfterBev's organization in May 2007, the Company entered into consulting agreements with two individuals, one of whom had loaned the Company $250,000 when the Company invested in PlayBev, and the other one who was a Company director. The agreements provided that the Company assign to each individual approximately one-third of the Company's share in future AfterBev cash distributions, in exchange for their assistance in the initial AfterBev organization and planning, along with their continued assistance in subsequent beverage development and distribution activities. The agreements also provided that as the Company sold a portion of its membership interest in AfterBev, the individuals would each be owed their proportional assigned share distributions in the proceeds of such a sale. The actual payment of the distributions depended on how the Company used the sale proceeds. If the Company used the proceeds to help finance beverage development and marketing activities, the payment of distributions would be deferred, pending collections from customers once beverage product sales eventually commenced. Otherwise, the proportional assigned share distributions would be due to the two individuals.

Throughout the balance of 2007, as energy drink development and marketing activities progressed, the Company raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were Company stockholders. In some cases, the Company sold a portion of its membership interest, including voting rights. In other cases, the Company sold merely a portion of its share of future AfterBev profits and losses. By the end of 2007, after taking into account the two interests it had assigned, the Company had retained a net 14 percent interest in AfterBev's profits and losses, but had retained 52 percent of all voting rights in AfterBev. The Company recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the remainder as amounts owing as distributable proceeds payable to the two individuals with assigned interests of the Company's original share of AfterBev.

At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, who is one of the Company's directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he purchased a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev's profits and losses. In turn, the director loaned $834,393 to the Company in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company. As of March 31, 2009, the Company still owed the director $195,729 in the form of unsecured advances.

Global Marketing Alliance

The Company entered into an agreement with Global Marketing Alliance ("GMA"), and hired GMA's owner as the Vice President of CirTran Online Corp. ("CTO"), one of the Company's subsidiaries. Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company's CTO products. In return, the Company provides bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO's online net sales. In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations. The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs.

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

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. As of March 31, 2009, the Company owed $8,503 under this arrangement. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. During 2008, Mr. Nora has received no compensation under this arrangement, and at December 31, 2008, the Company owed him $49,850 stemming from investment proceeds received under various financing arrangements during the 2008.

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev's profits and losses. Including the $1,675,000 obtained from his sales of AfterBev membership interests, and after offsetting advance amounts subsequently repaid to him by the Company, Mr. Nora had loaned the Company a net $1,136,404 in the form of unsecured advances during the year ended December 31, 2008. As of March 31, 2009, the Company owed Mr. Nora $195,729.

Prior to his appointment with the Company, Mr. Nora was also involved in the ANAHOP private placement of common stock (discussed in Note 10). On April 11, 2008, Mr. Nora disassociated himself from the other principals of ANAHOP, and as part of the asset settlement relinquished ownership to the other principals of 12,857,144 shares of CirTran Corporation common stock, along with all of the warrants previously assigned to him.

In 2007, the Company issued a 10 percent promissory note to a family member of the Company's president in exchange for $300,000. The note was due on demand after May 2008. The Company repaid principal and interest totaling $8,444 and $61,109 during the years ended December 31, 2008 and 2007, respectively. The principal amount owing on the notes was $230,447 at December 31, 2008. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During the year ended December 31, 2008, the Company paid two of the notes in full for a total of $105,000. In addition, the Company repaid $58,196 in principal to the family member during the year ended December 31, 2008. The principal balance owing on the promissory notes as of March 31, 2009, totaled $156,415.

During the year ended December 31, 2008, the Company president advanced the Company $778,600. Of the amounts advances, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company. As of March 31, 2009, the Company still owed the Company's president $146,800 in the form of unsecured advances.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration rights agreements - In December 2005, in connection with the Company's issuance of a convertible debenture to YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. ("YA Global") (see Note 8), the Company granted to YA Global registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 32,608,696 shares and 10,000,000 warrants, and to keep the registration statement effective until all of the shares issuable upon conversion of the debenture have been sold.

In August 2006, in connection with the Company's issuance of a second convertible debenture to YA Global (see Note 8), the Company granted YA Global registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 74,291,304 shares and 15,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The 10,000,000 warrants expired on 12/31/05.

Previously, YA Global has agreed to extensions of the filing deadlines inherent in the terms of the two convertible debentures mentioned above, and in February 2008 agreed to extend the filing deadlines to December 31, 2008. No further extension has been granted.

NOTE 7 - NOTES PAYABLE

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance. At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. During the three months ended March 31, 2009, $57,640 was accreted to interest expense. A total of $254,254 has been accreted against the note as of March 31, 2009. The carrying value of the note will continue to be accreted over the life of the note until the carrying value equals the face value of $700,000. The fair value of the derivative liability stemming from the associated warrants as of March 31, 2009, was $88,855.

NOTE 8 - CONVERTIBLE DEBENTURES

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

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2009 was $269,272.

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

The Company also granted Highgate registration rights related to the shares of the Company's common stock issuable upon the conversion of the Debenture. The registration statement was filed in September 2005 and was declared effective in August 2006.

The Company determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which was the remaining face value of the debenture. The carrying value of the Debenture as of March 31, 2009, was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $0 as of March 31, 2009.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds was used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and were amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008, Highgate converted $350,000 of debenture principal into a total of 36,085,960 shares of common stock. Other than interest expense on the debenture, there was no activity associated with the debenture during the three months ended March 31, 2009.

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

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of the Company's common stock at a conversion price equal to an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at March 31, 2009, was $375,288.

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

The YA Global Debenture was issued with 10,000,000 warrants, with an exercise price of $0.09 per share. The warrants vest immediately and have a three-year life. As a result of the May 2007 1.2-for-1 forward stock split, the effective number of vested warrants increased to 12,000,000. On December 31, 2008, all 12,000,000 warrants expired.

The Company also granted YA Global registration rights related to the shares of the Company's common stock issuable upon the conversion of the December Debenture and the exercise of the warrants. As of the date of this Report, no registration statement had been filed.

The Company determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted over the life of the December Debenture until August 31, 2008, a former maturity date, at which time the value of the December Debenture reached $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature was determined to be $0 as of March 31, 2009.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and were amortized over the original life of the December Debenture.

As of March 31, 2009, YA Global had not converted any of the December Debenture into shares of the Company's common stock.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2009, was $307,030.

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

In connection with the issuance of the August Debenture, the Company granted YA Global registration rights related to the common stock issuable upon conversion of the August Debenture and the exercise of the Warrants. As of the date of this report, no registration statement had been filed.

With the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

In connection with the August Purchase Agreement, the Company also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants have an exercise price of $0.06 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred. As a result of the May 2007 1.2-for-1 forward stock split, the effective number of outstanding warrants increased to 18,000,000.

The Company determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. YA Global chose to convert $110,000 of the convertible debenture into 65,088,757 shares of common stock during the three months ended March 31, 2009. As of March 31, 2009, the carrying value of the August Debenture was $1,028,576. The fair value of the derivative liability arising from the August Debenture's conversion feature was $1,798,661 as of March 31, 2009.

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

NOTE 9 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2009, the Company issued the following shares of restricted common stock:

         65,088,757 shares for payment of $110,000 of principal on the debenture to YA Global (see Note 8). Associated with the debenture conversion payment was a related decrease in the derivative liability of $62,741.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - Options to purchase a total of 59,800,000 shares of common stock had been issued from the 2006 Stock Option Plan as of March 31, 2009, out of which a maximum of 60,000,000 can be issued. As of March 31, 2009, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - The Company did not grant any employee options during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company granted options to purchase 12,960,000 shares of common stock to employees, with an associated aggregated fair market value of $91,347.

Option awards to employees are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Most of the options granted previously have vested immediately, and most have had four-year contractual terms.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's common stock over the most recent period commensurate with the expected term of the option. The Company uses the simplified method for determining the expected term of options granted with exercise prices equal to the stock's fair market value on the grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As the Company did not grant any employee options during the three months ended March 31, 2009, no actual assumptions were applicable for the three months ended March 31, 2009 (see table below):

                                                   Three months ended March 31,
                                                     2009                2008
                                                  -------------   --------------
Expected dividend yield                                -               -
Risk free interest rate                               n/a          1.4% - 2.7%
Expected volatility                                   n/a          118% - 120%
Weighted average volatility                           n/a              119%
Expected term (in years)                              n/a              2.50
Weighted average fair value per share                 n/a             $0.008

A summary of the stock option activity under the Plans as of March 31, 2009, and changes during the three months then ended is presented below:

                                                    Weighted
                                    Weighted         Average
                                     Average        Remaining       Aggregate
                                    Exercise       Contractual      Intrinsic
                       Shares         Price           Life            Value
                   ------------   -------------   -------------   --------------
Outstanding at
December 31, 2008    56,160,000   $       0.014
Granted                       -   $           -
Exercised                     -   $           -
Forfeited            (3,000,000)  $       0.014
                   ------------   -------------
Outstanding at
March 31, 2009       53,160,000   $       0.014            3.23   $           -
                   ============   =============   =============   ==============

Excercisable at
March 31, 2009       51,360,000   $       0.013            3.26   $           -
                   ============   =============   =============   ==============

There were no options exercised during the three months ended March 31, 2009 and 2008. As of March 31, 2009, there was $9,964 in unrecognized compensation cost related to nonvested options outstanding that is expected be recognized over a weighted average period of 2.5 years.

Warrants - In connection with the YA Global convertible debenture issued in December 2005, the Company issued three-year warrants to purchase 10,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.09 per share, and vested immediately, and had a three-year contractual life. These warrants expired on 12/31/08.

In May 2006, the Company closed a private placement of shares of its common stock and warrants in which it issued 14,285,715 shares of the Company's common stock to ANAHOP, Inc., a California corporation, and issued warrants to purchase up to 30,000,000 additional shares of common stock to designees of ANAHOP for a price of $1,000,000. The term of these warrants was for five years. With respect to the shares underlying the warrants, the Company granted piggyback registration rights as follows: (A) once all of the warrants with an exercise price of $0.15 per share have been exercised, the Company agreed to include in its next registration statement the resale of those underlying shares; (B) once all of the warrants with an exercise price of $0.25 per share have been exercised, the Company agreed to include in its next registration statement the resale of those underlying shares; and (C) once all of the warrants with an exercise price of $0.50 per share have been exercised, the Company agreed to include in its next registration statement the resale of those underlying shares. The Company did not grant any registration rights with respect to the original 14,285,715 shares of common stock.

In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.06 per share, and vested immediately. In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1.2 for 1 forward stock split that occurred in 2007, there are warrants outstanding at March 31, 2009, to purchase a total of 54,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

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

The Corporation currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (see Note 8).

NOTE 11 -SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company has four reportable segments: Electronics Assembly, Contract Manufacturing, Marketing and Media, and Beverage Distribution. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. The Beverage Distribution segment continues to grow and the distribution channels, across the country and internationally, continue to gain traction. The company anticipates this segment to become more significant in relation to overall Company operations.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                   Electronics       Contract        Marketing        Beverage
                                     Assembly     Manufacturing      and Media      Distribution        Total
-----------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2009
Sales to external customers       $     488,172   $     175,148   $      987,220   $     271,842   $    1,922,382
Segment income (loss)                (1,915,652)        (83,084)        (277,281)         26,460       (2,249,557)
Segment assets                        2,056,422       7,051,690        4,254,571         126,745       13,489,428
Depreciation and amortization            96,152          64,551            5,841               -          166,544

Three months ended March 31, 2008
Sales to external customers       $     670,932    $    836,078   $    1,272,485   $      80,968   $    2,860,463
Segment income (loss)                  (219,181)        259,635         (164,252)         56,179          (67,619)
Segment assets                        7,552,317         515,682        4,935,913         335,670       13,339,582
Depreciation and amortization            95,692          64,696              484               -          160,872


NOTE 12 - GEOGRAPHIC INFORMATION

The Company currently maintains approximately $535,526 of capitalized tooling costs in China. All other revenue-producing assets are located in the U.S. While the Company ships products overseas on behalf of its customers, those customers are located almost exclusively in the United States.


NOTE 13 - SUBSEQUENT EVENTS

On April 13, 2009, the Company issued 7,621,580 of common shares to YA Global for payment of $7,622 of principal on the August Debenture (see Note 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

CirTran USA accounted for 25 percent and 23 percent of our total revenues during the first quarter of 2009 and 2008, respectively, generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Such sales were 8 and 28 percent of our total revenues during the three months ended March 31, 2009 and 2008, respectively.

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. These sales comprised two percent of total sales for each of the quarters ended March 31, 2009 and 2008.

CirTran Media provides end-to-end services to the direct response and entertainment industries. This subsidiary's revenues were 0 percent and 4 percent of total sales for the quarters ended March 31, 2009 and 2008, respectively.

CirTran Online sells products via the internet, and provides services and support to internet retailers. In conjunction with partner GMA, revenues from this division were 32 percent and 16 percent of total revenues during the first three months of 2009 and 2008, respectively.

CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks, which in the future are anticipated to include flavored water beverages, and related merchandise. We have also entered into an agreement with PlayBev, a related party who holds the Playboy license. We provide development and promotional services to PlayBev, and pay a royalty based on our product sales and manufacturing costs. Services billed to PlayBev during the three months ended March 31, 2009 and 2008 under this arrangement accounted for 19 and 24 percent of total sales, respectively. Sales of energy drink beverages during the three months ended March 31, 2009 and 2008, amounted to 14 percent and 3 percent of total sales, respectively.

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons detailed in our most recent Annual Report on Form 10-K at pages 14 through 23. The fact that some of these risk factors may be the same or similar to our past reports filed with the SEC means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are common in the industry does not lessen their significance. The forward-looking statements contained in this report, are made as of the date of this report and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in such forward-looking statements. We expressly disclaim any obligation or intention to update any forward-looking statement.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Sales and Cost of Sales

Net sales decreased to $1,922,382 for the quarter ended March 31, 2009, as compared to $2,860,463 for the quarter ended March 31, 2008. The $938,081 fall in net sales during the quarter, as compared to the same prior year quarter, is attributable primarily by a sales decrease of 79 percent in our Contract Manufacturing segment and a combined 22 percent decrease in our Marketing and Media segment. The net sales decreases were driven primarily by the slow down of one of our major customer's business in our Contract Manufacturing segment, which during the prior quarter accounted for nearly 49 percent of that segment's net sales. In addition, not only have the effects of the national economic decline resulted in a decrease in cable assembly and electronic orders from our traditional customers, but we have experienced a softening of sales in all segments, with the exception of our Beverage Distribution segment. In our Beverage Distribution segment, we continue to gain traction as we experienced a 236 percent increase in our net sales during the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008, driven by the success of the Playboy Energy Drink beverages.

Cost of sales, as a percentage of sales, increased to 81 percent from 73 percent for the three months ended March 31, 2009, as compared to the prior year. Consequently, the gross profit margin decreased to 19 percent from 27 percent, respectively, for the same time period. The decrease in gross profit margin was attributable to the significant shift in the sales mix of products and services experienced during 2009 as compared to 2008. Sales from our arrangement with GMA increased dramatically during 2009 as compared to 2008, which based on the arrangement we have with GMA, carries a lower gross profit margin. Pursuant to our Assignment and Exclusive Services Agreement, we recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. This management fee is included in our cost of revenue. Another reason the gross margin decreased was due to the nature of our manufacturing and distribution agreement with PlayBev. CirTran Beverage invoices PlayBev for beverage development and marketing services, which are very low margin projects. However, we anticipate that gross profit margins for CirTran Beverage will increase during 2009, as the distribution of the Playboy Energy Drink beverages continues to expand both domestically and internationally.

The following chart presents comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media and Beverage Distribution during the three months ended March 31, 2009 and 2008.

      Segment         March 31,        Sales       Cost of sales    Gross profit
--------------------------------------------------------------------------------
Electronics            2009       $     488,172    $    291,941   $     196,231
Assembly           -------------------------------------------------------------
                       2008             670,932         415,270         255,662
--------------------------------------------------------------------------------
Contract               2009             175,148          75,941          99,207
Manufacturing      -------------------------------------------------------------
                       2008             836,078         547,992         288,086
--------------------------------------------------------------------------------
Marketing/             2009             987,220         940,721          46,499
Media              -------------------------------------------------------------
                       2008           1,272,485       1,114,737         157,748
--------------------------------------------------------------------------------
Beverage               2009             271,842         242,043          29,799
Distribution       -------------------------------------------------------------
                       2008              80,968          30,782          50,186
--------------------------------------------------------------------------------

Selling, General and Administrative Expenses

During the first quarter ended March 31, 2009, selling, general and administrative expenses decreased by 21 percent as compared to the same period during 2008. The primary reason for the decrease was the slowing of advertising and media promotion spending during the quarter ending March 31, 2009, together with the reduction of travel and legal expenses. As mentioned previously, not only have the effects of the national economic decline resulted in a decrease in cable assembly and electronic orders from our traditional customers, but we have experienced a softening of sales in all segments, with the exception of our

Beverage Distribution segment, driving the decrease in advertising and media promotion spending and travel expenditures. These cost savings were offset somewhat by increases in insurance and amortization expenses.

Non-cash compensation expense

Compensation expense in connection with granting options to employees to purchase common stock decreased by 100 percent for the three months ended March 31, 2009, as compared to the prior year as no options were granted during the three months ended March 31, 2009.

Other income and expense

Major components of other income and expense were as follows:

         o Interest expense for the first three months of 2009 was $326,566 as compared to $478,632 for the comparative period in 2008, a decrease of nearly 32 percent. The decrease is driven primarily by reduced accretion expenses associated with the notes payable.

         o During the first quarter of 2008, we arrived at a settlement agreement in connection with litigation, and were paid $300,000 to resolve all claims.

         o We also recorded a loss of $1,288,607 on our derivative valuation for the quarter ended March 31, 2009, as compared to a gain of $882,187 derived during the quarter ended March 31, 2008, a quarter over prior year quarter unfavorable swing of nearly $2.2 million. The difference resulted from the varying valuations calculated during the respective periods, taking into account differing debt levels of the underlying convertible debentures, along with the different market values of our common stock.

As a result of the above mentioned factors, our overall net loss increased to $2,249,557 for the three months ended March 31, 2009, as compared to $67,619 for the three months ending March 31, 2008. The quarter over prior year quarter swing of the non-cash derivative valuation approached $2.2 million, nearly the entire net loss variance of the quarter over prior year quarter for the three months ended March 31, 2009.

Liquidity and Capital Resources

Our expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $35,574,972 at March 31, 2009, and $33,325,415 at December 31, 2008. Our net loss for the first quarter of 2009 was $2,249,557, compared to $67,619 for the first quarter of 2008. Our current liabilities exceeded our current assets by $6,296,312 as of March 31, 2009, and $4,244,213 as of December 31, 2008. The driving factors for the difference were a combination of increases in accounts receivable and other current assets. For the quarter ended March 31, 2009, we experienced negative cash flows from operating activities of $288,288, as compared to negative cash flows from operations during the previous year of $139,113.

Cash

For the quarter ended March 31, 2009, we experienced negative cash flows from operating activities of $288,288 primarily to support modest inventory increases and both trade and related party receivables. The balance of the difference in cash used, as compared to cash provided, by operations for the initial three-month periods of 2009 and 2008 was the result of the differences in various non-cash elements of gain and loss such as depreciation, accretion and amortization expenses, and the changes in derivative valuations on the convertible debentures and related warrants.

Accounts Receivable

The increase in accounts receivable at March 31, 2009, as compared to December 31, 2008, resulted from a combination of increases for both trade and related party receivables during the first quarter of 2009. We agreed to provide services to PlayBev for initial development, marketing, and promotion of the energy drink. We bill these services to PlayBev and record the amount as a related party account receivable.

Accounts payable and accrued liabilities

Quarter-end accounts payable and other accrued liabilities owing at March 31, 2009, increased by $1,084,353 when compared to corresponding year-end amounts at December 31, 2008. Accounts payable increased by $394,443. Other accrued liabilities increased by $689,910 as compared to the December 31, 2008, year-end amounts as unbilled inventory rose more than $200,000 and tax liabilities increased $237,555 during the three months ending March 31, 2009.

Liquidity and financing arrangements

We have a history of substantial losses from operations, and of using rather than providing cash in operations. We had an accumulated deficit of $35,574,972 along with a total stockholders' deficit of $2,442,990 at March 31, 2009. In addition, during the first quarter of 2009, we have used, rather than provided, cash in our operations. As of March 31, 2009, our monthly operating costs plus interest expense payable in cash averaged approximately $850,000 per month.

In conjunction with our efforts to improve our results of operations, we are also actively seeking infusions of capital from investors, and are seeking sources to repay our existing convertible debentures. In our current financial condition, it is unlikely that we will be able to obtain additional debt financing at a reasonable cost. Even if we did acquire additional debt, we would be required to devote additional cash flow to servicing the debt, and either securing the debt with assets, or paying a premium cost. Accordingly, we are looking to obtain equity financing to meet our anticipated capital needs. There can be no assurances that we will be successful in obtaining such capital. If we issue additional shares for equity or in connection with debt, this will dilute the value of our common stock and existing shareholders' positions.

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

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2009, was $269,272.

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

We also granted Highgate registration rights related to the shares of our common stock issuable upon the conversion of the Debenture. The registration statement was filed in September 2005 and was declared effective in August 2008.

We determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which was the remaining face value of the debenture. The carrying value of the Debenture as of March 31, 2009, was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature as of March 31, 2009 was $0.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds was used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008, Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock. No Debenture principal or accrued interest was converted during the three months ending March 31, 2009.

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

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of our common stock at a conversion price equal to an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at March 31, 2009, was $375,288.

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

The YA Global Debenture was issued with 10,000,000 warrants, with an exercise price of $0.09 per share. The warrants vest immediately and have a three-year life. As a result of the May 2007 1.2-for-1 forward stock split, the effective number of vested warrants increased to 12,000,000. As of December 31, 2008, all 12,000,000 warrants had expired.

We also granted YA Global registration rights related to the shares of our common stock issuable upon the conversion of the December Debenture and the exercise of the warrants. As of the dates of this Report, no registration statement had been filed.

We determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted over the life of the December Debenture until August 31, 2008, a former maturity date, at which time the value of the December Debenture reached $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of March 31, 2009, was $0.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of March 31, 2009, YA Global had not converted any of the December Debenture into shares of our common stock.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at March 31, 2009, was $307,030.

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

In connection with the August Purchase Agreement, we also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants have an exercise price of $0.06 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred. As a result of the May 2007 1.2-for-1 forward stock split, the effective number of outstanding warrants increased to 18,000,000.

In connection with the issuance of the August Debenture, we also granted YA Global registration rights related to the common stock issuable upon conversion of the August Debenture and the exercise of the Warrants. As of the date of this Report, no registration statement had been filed.

We determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. During the year ended December 31, 2008, YA Global chose to convert $341,160 of the convertible debenture into 139,136,360 shares of common stock. As of March 31, 2009, the carrying value of the August Debenture was $1,028,576. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of March 31, 2009, was $1,798,661.

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

We have also recorded revenue using a "Bill and Hold" method of revenue recognition. The SEC, in Staff Accounting Bulletin No. 104, imposes several requirements to be met in order to recognize revenue prior to shipment of product. The SEC's criteria are the following:

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

We signed an Assignment and Exclusive Services Agreement with Global Marketing Alliance ("GMA"), a related party, whereby revenues and all associated performance obligations under GMA's web-hosting and training contracts were assigned to us. Accordingly, this revenue is recognized in our financial statements when it is collected, along with our revenue of CirTran Online Corporation.

We sold our Salt Lake City, Utah, building in a sale/leaseback transaction, and reported the gain on the sale as deferred revenue to be recognized over the term of lease pursuant to Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2008, it was determined that the Company's investment in Diverse Talent Group was impaired, and the company recorded a loss on investment in the amount of $1,068,000. Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense for the three months ended March 31, 2009 and 2008 was $111,114 and $105,757, respectively.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at March 31, 2009, had fixed interest rates and were therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2009. We do not enter into financial instruments for trading or speculative purposes and do not utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of the end of the period covered by this report, our Chief Executive Officer / Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer / Chief Financial Officer concluded that the disclosure controls and procedures with regards to the accounting and valuation of derivative liabilities and the impairment of long lived assets were not effective to provide reasonable assurance as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

During the three months March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, all remaining claims and counterclaims had been resolved. A stipulated motion to dismiss was filed by the parties and signed by the Court on May 15, 2009, dismissing the matter.

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

West Direct, Inc., v. CirTran Corporation, Doc. 1080 No. 826, In the District Court of Douglas County, Nebraska. On or about March 11, 2008, plaintiff West Direct, Inc. instituted this action, alleging the existence, and our violation, of a Services Agreement under which plaintiff was to supply certain services for compensation. We denied the plaintiff's claim of approximately $22,000. This matter was settled on June 6, 2008, for $13,000.

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

Apex Maritime Co. (LAX), Inc. v. CirTran Corporation, CirTran Asia, Inc., et al., California Superior Court, Los Angeles County, SC098148. Plaintiff Apex Maritime Co. (LAX), Inc. ("Apex") filed a complaint on May 8, 2008, against the Company and CirTran Asia, the Company's subsidiary, claiming breach of contract, nonpayment on open book account, non-payment of an account stated, and non-payment for services, seeking approximately $62,000 against the Company and $121,000 against CirTran Asia. The Company and CirTran Asia answered on June 9, 2008. The parties subsequently entered into a Release and Settlement Agreement pursuant to which the Company and CirTran Asia agreed to pay an aggregate of $195,000 in monthly payments. In the event of default under the Release and Settlement Agreement, the Plaintiffs could file a Stipulation for Entry of Judgment in the amount of $195,000, minus any amounts paid under the Release and Settlement Agreement. On February 26, 2009, the Stipulation of Judgment was filed, granting the California court jurisdiction to enforce the Release and Settlement Agreement. On March 3, 2009, the court entered its judgment pursuant to the Release and Settlement Agreement. On April 23, 2009, a Judgment Enforcing Settlement was entered against CirTran Corporation and CirTran Asia, Inc., jointly and severally in the principal amount of $173,000, plus fees of $1,800 and costs of $40.

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

Talon Printing, Inc., v. CirTran Corporation, Civ No. 080422537 DC, Third Dist Ct, West Jordan Dept., State of Utah. In this matter, judgment was entered against CirTran Corporation on or about January 15, 2009, in the amount of $7,586.43. An order in Supplementary Proceedings was entered on April 14, 2009, ordering the president of CirTran to appear on May 22, 2009, for further proceedings.

Schleuniger Inc., v. CirTran Corp., Civ. No. 090408568, Third Dist Ct., West Jordan Dept., State of Utah. A summons and complaint were served on CirTran Corporation on or about April 28, 2009. The complaint alleges claims sounding in contract and requests damages in the amount of $5,329.00 plus interest and attorneys' fees and costs. The Company is reviewing the matter and intends to defend vigorously against the allegations in the complaint.

CL&D Graphics v. CirTran Beverage Corp., Case No. 09V01154, Circuit Ct, Waukesha County, Wisconsin. On or about March 23, 2009, CL&D filed an action in the above court, alleging claims for breach of contract, unjust enrichment, promissory estoppel, and seeking damages of at least $25,488.66 along with attorneys' fees and costs. CirTran Beverage Corp is reviewing the matter and intends to defend vigorously against the allegations in the complaint.

Integrated Ideas & Technologies, Inc., v. CirTran Corporation, Civ No. 090407847, Third Dist Ct., West Jordan Dept., State of Utah. On or about April 13, 2009, Integrated served CirTran Corporation with a summons and complaint, alleging claims sounding in contract and seeking damages in the amount of $2,684 plus interest and costs. The Company is reviewing the matter and intends to defend vigorously against the allegations in the complaint.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended ("Securities Act") as follows:

         o During the three months ended March 31, 2009 YA Global chose to convert $110,000 of the convertible debenture into 65,088,757 shares of common stock at a price of $.00169, which was the lesser of $0.10 per share or an amount equal to the lowest closing bid price of our common stock during the twenty trading days immediately preceding the conversion date, pursuant to the terms of the debenture agreement.

         O 8,703,704 shares of common stock were issued to Highgate as a conversion payment of $100,000 of principal on our debenture obligation during the three months ended March 31, 2008. The blended conversion rate of $0.011 was determined as being the lesser of $0.10 per share or an amount equal to the lowest closing bid price of our common stock during the twenty trading days immediately preceding the conversion date, pursuant to the terms of the debenture agreement.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  Other Information

None.

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

31.1              Certification of President, Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350 - President, Chief Financial Officer

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the understood thereunto duly authorized.

                               CIRTRAN CORPORATION

                                         /s/ Iehab Hawatmeh
                                         ---------------------------------------
Dated: May 15, 2009                      By: Iehab Hawatmeh
                                         President, Chief Financial Officer,
                                         (Principal Executive Officer,
                                         Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                         /s/ Iehab Hawatmeh
                                         ---------------------------------------
Dated: May 15, 2009                      By: Iehab Hawatmeh
                                         President, Chief Financial Officer,
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer)

--------------------------------------------------------------------------------