Form 10-Q
period 2009-06-30
CIRTRAN CORP
filed 2009-08-19
CIK 813716

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2009

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

                                 (801) 963-5112
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

(Check one):
         Large accelerated filer [  ]             Accelerated filer [  ]
         Non-accelerated filer [  ]               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding at August 7, 2009 was 1,498,972,923 shares.

                               CIRTRAN CORPORATION
                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 2009

                                      INDEX

                                                                            Page
                                                                           ----

                         PART I - FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)
             Condensed Consolidated Balance Sheets  ...................      3
             Condensed Consolidated Statements of Operations  .........      4
             Condensed Consolidated Statements of Cash Flows  .........      5
             Notes to Condensed Consolidated Financial Statements  ....      7

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations  .......................     23

Item 3    Quantitative and Qualitative Disclosures About Market
           Risk  ......................................................     32

Item 4    Controls and Procedures  ....................................     32


                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings  ..........................................     33

Item 2    Unregistered Sales of Equity Securities and Use of
           Proceeds  ..................................................     36

Item 3    Defaults Upon Senior Securities  ............................     36

Item 4    Submission of Matters to a Vote of Security Holders  ........     37

Item 5    Other Information............................................     37

Item 6    Exhibits.....................................................     37

Signatures  ...........................................................     42

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     June 30,      December 31,
                                                       2009            2008
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                       $      30,301   $       8,701
  Trade accounts receivable, net of allowance
    for doubtful accounts of $108,162 and
    $108,162, respectively                              822,478         591,441
  Receivable due from related party                   5,905,362       4,718,843
  Inventory, net of reserve of $1,028,958 and
    $1,028,957, respectively                          1,420,595       1,451,275
  Prepaid deposits                                      221,856         164,556
  Other                                                 343,516         305,037
--------------------------------------------------------------------------------
       Total current assets                           8,744,108       7,239,853

Investment in securities, at cost                       752,000         752,000
Investment in related party                             750,000         750,000
Deferred offering costs, net                              3,188          15,662
Long-term receivable                                  1,647,895       1,647,895
Property and equipment, net                             662,730         773,591
Intellectual property, net                            1,648,926       1,871,153
Other assets, net                                        19,025          19,025
--------------------------------------------------------------------------------

       Total assets                               $  14,227,872   $  13,069,179
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance        $     198,322   $     133,391
  Accounts payable                                    2,447,557       2,215,171
  Short term advances payable                         1,923,918         747,329
  Accrued liabilities                                 3,170,852       2,207,580
  Deferred revenue                                      825,401         587,052
  Derivative liability                                  218,488         705,477
  Convertible debenture                               3,161,355       3,162,650
  Current portion of refundable customer
    deposits                                            927,500               -
  Current maturities of long-term debt                1,305,514       1,494,969
  Note payable to stockholders                          217,239         230,447
--------------------------------------------------------------------------------
       Total current liabilities                     14,396,146      11,484,066
--------------------------------------------------------------------------------

Refundable customer deposits                          1,072,500       1,688,080
Long-term debt, less current maturities                 312,534         269,625
--------------------------------------------------------------------------------

       Total liabilities                             15,781,180      13,441,771

Stockholders' deficit
  CirTran Corporation stockholders' deficit:
  Common stock, par value $0.001; authorized
    1,500,000,000 shares; issued and
    outstanding shares: 1,498,972,923 and
    1,426,262,586, respectively                       1,498,968       1,426,257
  Additional paid-in capital                         29,100,617      28,970,335
  Subscription receivable                               (17,000)        (17,000)
  Accumulated deficit                               (34,709,124)    (33,325,415)
--------------------------------------------------------------------------------
       Total CirTran Corporation
       stockholders' deficit                         (4,126,539)     (2,945,823)
--------------------------------------------------------------------------------
   Noncontrolling interest                            2,573,231       2,573,231
--------------------------------------------------------------------------------
       Total stockholders' deficit                   (1,553,308)       (372,592)
--------------------------------------------------------------------------------

       Total liabilities and stockholders'
       deficit                                    $  14,227,872   $  13,069,179
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                       CIRTRAN CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three months ended                Six months ended
                                                            June 30,                         June 30,
                                                       2009            2008             2009             2008
                                                  -------------   --------------   --------------   -------------
Net sales                                         $   3,099,206   $    4,240,121   $    5,021,588   $  7,100,584
Cost of sales                                         2,826,668        3,465,460        4,230,125      5,567,891
Royalties expense                                        82,442          104,640          229,631        110,990
-----------------------------------------------------------------------------------------------------------------

       Gross profit                                     190,096          670,021          561,832      1,421,703

Operating expenses
  Selling, general and administrative expenses        1,032,081        1,660,077        2,182,063      3,116,883
  Non-cash compensation expense                             996              996            1,992         92,343
-----------------------------------------------------------------------------------------------------------------
       Total operating expenses                       1,033,077        1,661,073        2,184,055      3,209,226
-----------------------------------------------------------------------------------------------------------------

       Loss from operations                            (842,981)        (991,052)      (1,622,223)    (1,787,523)
-----------------------------------------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                     (241,242)        (565,369)        (567,808)    (1,044,001)
  Interest income                                       118,325           57,784          242,915         62,306
  Gain on sale/leaseback                                 20,268           20,268           40,536         41,043
  Gain on settlement of lititgation                     117,714                -          117,714        300,000
  Gain on derivative valuation                        1,693,764          822,975          405,157      1,705,162
-----------------------------------------------------------------------------------------------------------------
       Total other income (expense), net              1,708,829          335,658          238,514      1,064,510
-----------------------------------------------------------------------------------------------------------------

       Net income (loss)                          $     865,848   $     (655,394)  $   (1,383,709)  $   (723,013)
-----------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share           $           -   $            -   $            -   $           -
-----------------------------------------------------------------------------------------------------------------
Basic and diluted weighted-average
  common shares outstanding                       1,497,884,126    1,164,019,688    1,482,049,557   1,138,104,520
-----------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,                      2009            2008
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                        $  (1,383,709)  $    (723,013)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      333,089         322,217
     Accretion expense                                  280,170         662,668
     Provision for doubtful accounts                          -          22,379
     Provision for obsolete inventory                         -           9,135
     Gain on sale - leaseback                            40,536         (41,043)
     Non-cash compensation expense                        1,992          92,343
     Loan costs and interest withheld from
       loan proceeds                                     12,474          48,445
     Options issued to attorneys for services             1,546         147,028
     Change in valuation of derivative                 (405,157)     (1,705,162)
     Borrowing fee                                      103,418               -
     Changes in assets and liabilities:
       Trade accounts receivable                       (244,904)     (2,792,242)
       Related party receivable                      (2,186,519)              -
       Inventories                                       30,680        (378,353)
       Prepaid expenses and other current assets        (81,913)        (83,727)
       Accounts payable                                 232,386       1,017,602
       Accrued liabilities                              922,736         360,570
       Deferred revenue                                 238,349         331,187
       Customer deposits                                311,920               -
--------------------------------------------------------------------------------


Net cash used in operating activities                (1,792,906)     (2,709,966)
--------------------------------------------------------------------------------

Cash flows from investing activities
Intangibles purchased with cash                               -         (54,946)
Purchase of property and equipment                            -          (9,333)
--------------------------------------------------------------------------------

Net cash used in investing activities                         -         (64,279)
--------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from notes payable to related party              4,611       1,100,000
Payments on notes payable to related party              (13,208)        (57,997)
Proceeds from stock issued in private placement               -         441,000
Principal payments on long-term debt                          -         (75,000)
Checks written in excess of long-term debt               64,931               -
Proceeds from short-term advances                     1,884,272       2,060,117
Payments on short-term advances                        (126,100)       (750,724)
--------------------------------------------------------------------------------

Net cash provided by financing activities             1,814,506       2,717,396
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
equivalents                                              21,600         (56,849)

Cash and cash equivalents at beginning of perod           8,701          82,761
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period        $      30,301   $      25,912
--------------------------------------------------------------------------------

              The accompanying  notes are an  integral  part of these  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED



For the Six Months Ended June 30,                      2009            2008
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for interest          $           -   $      83,878

Noncash investing and financing activities:
Stock issued in payment of notes payable and
  accrued interest                                $     117,622   $     350,000
Warrants issued with derivative liability
  features                                                    -         700,000
Exchange AfterBev membership interest for
  distribution payable                                        -         863,973
Related party liability settled through
  reduction of related party receivable               1,000,000               -
Debt settled through issuance of short term
  advances                                              315,000               -



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

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries. These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2009.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., and CirTran Beverage Corp.

The consolidated financial statements also include the accounts of After Beverage Group LLC, a majority-owned subsidiary. At June 30, 2009, the Company had a four percent share of AfterBev's profits and losses, but maintained a 52 percent voting control interest. AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC ("PlayBev"), and the president and one of the directors of the Company own membership interests in PlayBev totaling
28.35 percent. As of September 30, 2008, the members of PlayBev had amended PlayBev's operating agreement to require a 95 percent membership vote on major managerial and organizational decisions. None of the other members of PlayBev are affiliated with the Company. Accordingly, while the Company president and one of its directors own membership interests and currently hold the executive management positions in PlayBev, the Company or its affiliates nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of June 30, 2009, the Company did not consider any of its long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically five to seven years. Amortization expense was $111,113 and $105,540 for the three months ended June 30, 2009 and 2008, respectively, and was $222,227 and $211,297 for the six months ended June 30, 2009 and 2008, respectively.

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

Income / Loss Per Share - Basic loss per share is calculated by dividing net income / loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 1,028,495,468 and 935,587,200 in potentially issuable common shares at June 30, 2009 and 2008, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

Recent Accounting Pronouncements -In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP FIN) No. 157-2, which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2009. It did not have a material effect on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest, and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. On January 1, 2009 the Company adopted SFAS No. 141 and
160. As a result, the non-controlling interest in AfterBev has been included as equity in the consolidated financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-1 on January 1, 2009. It did not have a material effect on the financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSB FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. The Company adopted FAS 142-3 on January 1, 2009. It did not have a material effect on the financial statements.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009. It did not have a material effect on the financial statements.

In May 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable accounting principles generally accepted in the United States of America. SFAS 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for this fiscal quarter ending June 30, 2009. The Company's adoption of SFAS 165 did not have a material impact on the interim or annual consolidated financial statements or the disclosures in those financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative, nongovernmental U.S. GAAP. The Codification does not change U.S. GAAP. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company will adopt the provision of SFAS 168 in the third quarter 2009. The Company does not expect the adoption of the provisions of SFAS 168 to have any effect on the Company's financial condition and results of operations.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $1,383,709 and $723,013 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the Company had an accumulated deficit of $34,709,124. In addition, the Company used cash in its operations in the amount of $1,792,906 and $2,709,966 during the six months ended June 30, 2009 and 2008, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - INVENTORY

Inventory consisted of the following:

                                                    June 30,       December 31,
                                                      2009            2008
         -----------------------------------------------------------------------
         Raw materials                            $   1,546,736   $   1,625,322
         Work in process                                191,999         221,079
         Finished goods                                 710,818         633,831
         Allowance / reserve                         (1,028,958)     (1,028,957)
                                                  ------------------------------
             Totals                               $   1,420,595   $   1,451,275
                                                  ==============================

NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consisted of the following:

                                                                       Estimated
                                     June 30,      December 31,   Service Lives
                                       2009            2008         in Years
--------------------------------------------------------------------------------
Infomercial development costs     $     217,786   $     217,786         7
Patents                                  38,056          38,056         7
ABS Infomerical                       1,186,382       1,186,382         5
Trademark                             1,227,673       1,227,673         7
Copyright                               115,193         115,193         7
Website Development Costs               150,000         150,000         5
---------------------------------------------------------------
Total intellectual property       $   2,935,090   $   2,935,090

Less accumulated amortization        (1,286,164)     (1,063,937)
---------------------------------------------------------------

Intellectual property, net        $   1,648,926   $   1,871,153
---------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

        Year Ending December 31,
        ---------------------------------------
        2009                      $     229,832
        2010                            465,583
        2011                            388,052
        2012                            285,884
        2013                            173,332
        Thereafter                      106,243
        ---------------------------------------
        Total                     $   1,648,926
        ---------------------------------------

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

In an effort to finance the initial development and marketing of the new drink, the Company with other investors formed After Bev Group LLC ("AfterBev"), a California limited liability company and partially owned, consolidated subsidiary of the Company. The Company contributed its expertise in exchange for an initial 84 percent membership interest in AfterBev. The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. The Company borrowed an additional $250,000 from an individual, and contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions. The Company recorded this $750,000 amount as an investment in PlayBev, accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted the Company, PlayBev agreed to appoint the Company's president and one of the Company's directors to two of PlayBev's three executive management positions. Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by the Company president and one of the Company's directors. On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent. Since 2007 the two affiliates personally purchased membership interests from PlayBev directly and from other Playbev members constituting an additional 23.1 percent, which aggregated 34.35 percent. Despite the combined
90.5 percent interest owned by these affiliates and the Company, the Company cannot unilaterally control significant operating decisions of PlayBev, as the amended operating agreement requires that various major operating and organizational decisions be agreed to by at least 95 percent of all members. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is now a related party, the Company cannot unilaterally control significant operating decisions of PlayBev, and therefore has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement, the Company was appointed the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. The Company incurred $82,442 and $104,640 in royalty expenses due to PlayBev during the three months ended June 30, 2009 and 2008, respectively, and $229,631 and $110,990 during the six months ended June 30, 2009 and 2008, respectively.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are to be billed to PlayBev and recorded as an account receivable from PlayBev. The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008 the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. As of March 19, 2008 the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. The Company has billed PlayBev for marketing and development services totaling $1,801,813 and $1,826,651 for the three months ending June 30, 2009 and 2008, respectively, and $2,172,946 and $2,529,545 for the six months ended June 30, 2009 and 2008, respectively, which have been included in revenues for the Company's marketing and media segment. As of June 30, 2009, the interest accrued on the balance owing from PlayBev totaled $460,346. The net amount due the Company from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $5,905,362 at June 30, 2009.

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

At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, who is one of the Company's directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he purchased a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev's profits and losses. In turn, the director loaned $834,393 to the Company in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company. During the three months ended June 30, 2009, the director advanced an additional $500,000 to the Company for his purchase of an additional 3 percent interest in PlayBev which resulted in a reduction of $500,000 of amounts owed by PlayBev to the Company. As of June 30, 2009, the Company still owed the director $534,619 in the form of unsecured advances.

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

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. As of June 30, 2009, the Company owed $8,503 under this arrangement. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. During 2008, Mr. Nora has received no compensation under this arrangement, and at December 31, 2008, the Company owed him $49,850 stemming from investment proceeds received under various financing arrangements during 2008.

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev's profits and losses. Including the $1,675,000 obtained from his sales of AfterBev membership interests, and after offsetting advance amounts subsequently repaid to him by the Company, Mr. Nora had loaned the Company a net $1,136,404 in the form of unsecured advances during the year ended December 31, 2008. As of June 30, 2009, the Company owed Mr. Nora $534,619.

Prior to his appointment with the Company, Mr. Nora was also involved in the ANAHOP private placement of the Company's common stock. On April 11, 2008, Mr. Nora disassociated himself from the other principals of ANAHOP, and as part of the asset settlement relinquished ownership to the other principals of
12,857,144 shares of CirTran Corporation common stock, along with all of the warrants previously assigned to him.

In 2007, the Company issued a 10 percent promissory note to a family member of the Company's president in exchange for $300,000. The note was due on demand after May 2008. The Company repaid principal and interest totaling $8,444 and $61,109 during the years ended December 31, 2008 and 2007, respectively. The principal amount owing on the notes was $230,447 at December 31, 2008. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During the year ended December 31, 2008 the Company paid two of the notes in full for a total of $105,000. In addition, the Company repaid $58,196 in principal to the family member during the year ended December 31, 2008. The principal balance owing on the promissory notes as of June 30, 2009, totaled $156,415.

During the year ended December 31, 2008, the Company president advanced the Company $778,600. Of the amounts advanced, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company. During the three months ended June 30, 2009 the Company president advanced an additional $500,000 to the company for his purchase of an additional 3 percent interest in PlayBev which resulted in a reduction of $500,000 of amounts owed by PlayBev to the Company. As of June 30, 2009, the Company still owed the Company's president $128,600 in the form of unsecured advances.

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

In August 2006, in connection with the Company's issuance of a second convertible debenture to YA Global (see Note 8), the Company granted YA Global registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 74,291,304 shares and 15,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The 10,000,000 warrants expired on December 31, 2005.

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

NOTE 7 - NOTES PAYABLE

On June 6, 2006, the Company and ABS signed an agreement (the "Asset Purchase Agreement"), subject to the ABS Bankruptcy Court's approval. On June 7, 2006, the ABS Bankruptcy Court entered orders approving the Asset Purchase Agreement and granting the Sale Motion, and approving the settlement and compromise of certain disputed claims against ABS (see Legal Proceedings). Under the Asset Purchase Agreement, the Royalty Obligation is capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the two-year anniversary of the closing of the purchase, then, within 30 days of such anniversary, the Company has agreed to pay ABS an amount equal to $435,000 less the royalty payments made to date. As of June 30, 2009 the balance on the note is $119,904.

Throughout 2007, as energy drink development and marketing activities progressed, After Bev Group, LLC, raised additional funds by selling portions of the membership in AfterBev to other investors. By December 31, 2007, a total of $3,663,000 was raised, of which $2,572,290 was recorded as distributable proceeds to two individuals with original interests in AfterBev. During 2007, distributable proceeds owed to one of these individuals was a net $950,000. The same individual was also owed $50,000 of the $250,000 that had been advanced as part of the membership interest in PlayBev. In December 2007, the Company agreed to convert the $50,000 still owing, plus the remaining distributable proceeds payable, into a two-year, $1,000,000, unsecured, non-interesting bearing promissory note. The Company recorded the note in its financial statements net of $193,548 in imputed interest at the Company's incremental borrowing rate of 12 percent, calculated over the life of the note. As of June 30, 2009, a total of $147,743 had been accreted against the loan. Interest expense of $24,094 and $47,923 was accreted during the three and six months ended June 30, 2009, respectively, as compared to accretion expense of $24,094 and $48,118 for the three and six months ended June 30, 2008, respectively. The carrying value of the note will continue to be accreted over the life of the note until the carrying value equals the face value of $1,000,000. As of June 30, 2009, the balance on the note was $954,194.

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance. At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. Interest expense of $58,280 and $115,920 was accreted during the three and six months ended June 30, 2009, respectively, as compared to accretion expense of $58,280 and $78,774 for the three and six months ended June 30, 2008. A total of $312,534 has been accreted against the note as of June 30, 2009. The carrying value of the note will continue to be accreted over the life of the note until the carrying value equals the face value of $700,000. As of June 30, 2009, the balance of the note was $312,534. The fair value of the derivative liability stemming from the associated warrants as of June 30, 2009, was $158,207.

In March 2008, the Company converted $75,000 owed to an unrelated member of AfterBev into a one-year, 10 percent promissory note, with interest payable quarterly. The balance as of June 30, 2009 was $75,000. The note renews monthly.

In April 2008, the Company issued a 12 percent promissory note to an individual for $315,000. The Company received proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. This note was due in May 2008, after which it became due on demand, with interest accruing at 12 percent per annum. The Company president also agreed to personally guarantee the payment of this note. On April 2, 2009 payment was made in full.

On April 2, 2009 the Company President and a Director of the Company borrowed a total of $890,000 in the form of four short term promissory notes. The Company President and a Director of the Company signed personally for the notes. Since the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60 day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. The promissory notes and loan fees have not been paid. As of June 30, 2009 two of the notes were in the 60 day grace period and one was in default. Play Beverages, LLC. guaranteed the original notes.

NOTE 8 - CONVERTIBLE DEBENTURES

Highgate House Funds, Ltd. - In May 2005, the Company entered into an agreement with Highgate to issue a $3,750,000, 5% Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 31, 2007, and is secured by all of the Company's assets. Highgate extended the maturity date of the Debenture to December 31, 2008. As of January 1, 2008 the interest rate increased to 12 percent.

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of its common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2009 was $287,825.

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

Highgate's right to convert principal amounts of the Debenture into shares of the Company's common stock is limited as follows:

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

The Company determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which was the remaining face value of the debenture. The carrying value of the Debenture as of June 30, 2009, was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $0 as of June 30, 2009.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds was used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and were amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008, Highgate converted $350,000 of debenture principal into a total of 36,085,960 shares of common stock. There was no activity associated with the debenture during the six months ended June 30, 2009, other than $36,902 of interest expense accrued on the debenture.

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

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of the Company's common stock at a conversion price equal to an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. Interest expense accrued during the six months ending June 30, 2009 totaled $89,200. The balance of accrued interest owed at June 30, 2009, was $420,164.

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

The YA Global Debenture was issued with 10,000,000 warrants, with an exercise price of $0.09 per share. The warrants vested immediately and had a three-year life. As a result of the May 2007 1.2-for1 forward stock split, the effective number of vested warrants increased to 12,000,000. On December 31, 2008, all 12,000,000 warrants expired.

The Company also granted YA Global registration rights related to the shares of the Company's common stock issuable upon the conversion of the December Debenture and the exercise of the warrants. As of the date of this Report, no registration statement had been filed.

The Company determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted over the life of the December Debenture until August 31, 2008, a former maturity date, at which time the principal value of the December Debenture reached $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature was determined to be $0 as of June 30, 2009.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and were amortized over the original life of the December Debenture.

As of June 30, 2009, YA Global had not converted any of the December Debenture into shares of the Company's common stock. There was no activity associated with the debenture during the six months ended June 30, 2009 other than $89,260 of accrued interest expense on the debenture.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2009, was $338,239.

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

With the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and were amortized over the life of the August Debenture.

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

The Company determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock during the six months ended June 30, 2009 (see note 9). As of June 30, 2009, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature and warrants was $0 as of June 30, 2009.

Forbearance Agreement - On August 11, 2009, the Company and YA Global entered into a forbearance agreement and related agreements. The Forbearance Agreement related specifically to the three debentures issued by the Company to YA or its predecessor entities: a May 26, 2005, debenture in the principal amount of $3,750,000 (the "May Debenture"), a December 30, 2005, debenture in the principal amount of $1,500,000 (the "December Debenture"), and an August 23, 2006, debenture in the principal amount of $1,500,000 (the "August Debenture," and collectively with the May Debenture and the December Debentures, the "Debentures"), together with certain other agreements entered into in connection with the issuance of the Debentures (collectively, the "Financing Documents").

The Forbearance Agreement notes that the Company had requested that YA forbear from enforcing its rights and remedies under the Financing Documents, and sets forth the agreement between the Company and YA with respect to such forbearance.

Specifically, the Company agreed to waive any claims against YA, and released any such claims the Company may have had. The Company also ratified its obligations under the Financing Documents; agreed to the satisfaction of certain conditions precedent, including the entry into a Global Security Agreement
(discussed below), a Global Guaranty Agreement (discussed below), and an amendment of a warrant granted to YA in connection with the issuance of the August Debenture; agreed to seek to obtain waivers from the Company's landlords at its properties in Utah, California, and Arkansas; agreed to seek to obtain deposit account control agreements from the Company's banks and depository institutions; and to repay the Company's obligations under the Debentures on the following schedule:

         i. $125,000 on August 11, 2009 (at the time of signing of this Agreement);
         ii.      $150,000 on September 1, 2009;
         iii.     $150,000 on October 1, 2009;
         iv.      $200,000 on November 1, 2009;
         v.       $200,000 on December 1, 2009;
         vi.      $250,000 on January 1, 2010;
         vii.     $250,000 on February 1, 2010;
         viii.    $300,000 on March 1, 2010;
         ix.      $300,000 on April 1, 2010;
         x.       $300,000 on May 1, 2010;
         xi.      $300,000 on June 1, 2010;
         xii.     $300,000 on July 1, 2010; and
         xiii. the remaining balance of the Obligations shall be paid in full in good and collected funds by federal funds wire transfer on or before the earlier of (i) the occurrence of a Termination Event (as defined below), or (ii) 3:00 P.M. (New York Time) on July 1, 2010 (hereinafter, the "Termination Date").

Pursuant to the Forbearance Agreement, the parties agreed that the Company, subject to the consent of YA, may choose to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85% of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment date.

In exchange for the satisfaction of such conditions and agreements from the Company, YA agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the Debentures into shares of the Company's common stock, until the earlier of (i) the occurrence of a Termination Event (as defined in the Forbearance Agreement), or (ii) the Termination Date, which is given as July 1, 2010. Notwithstanding the foregoing, nothing contained in the Forbearance Agreement or the other Forbearance Documents will be deemed to constitute a waiver by YA of any default or event of default, whether now existing or hereafter arising (including, without limitation, the existing defaults listed in the Forbearance Agreement), and/or its right to convert the Debentures into shares of the Company's common stock.

The Company, YA, and certain of the Company's subsidiaries also entered into a Global Security Agreement (the "GSA") in connection with the Forbearance Agreement. Under the GSA, the Company and the participating subsidiaries pledged and granted to YA, its successors and assigns, a security interest in and to all assets and personal property of each Grantor, as security for the payment or performance in full of the obligations set forth in the Forbearance Agreement.

Additionally, the Company, YA, and certain of the Company's subsidiaries also entered into a Global Guaranty Agreement (the "GGA") in connection with the Forbearance Agreement. Under the GGA, the Company and the participating subsidiaries guaranteed to YA the full payment and prompt performance of all of the obligations set forth in the Forbearance Agreement.

The Forbearance Agreement, the GSA, and the GGA are all described in more detail in, and copies of the agreements are included as exhibits to, a Current Report, filed with the Commission on August 17, 2009.

NOTE 9 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2009, the Company issued the following shares of restricted common stock:

o 65,088,757 shares for payment of $110,000 of principal on the August debenture to YA Global (see Note 8). Associated with the debenture conversion payment was a related decrease in the derivative liability of $62,741.

o 7,621,580 shares for payment of $7,622 of principal on the August Debenture to YA Global (see Note 8).

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of June 30, 2009, there were no options outstanding from the three Stock Option Plans adopted during 2003 and 2004. Options to purchase a total of 59,200,000 shares of common stock had been issued from the 2006 Stock Option Plan as of June 30, 2009, out of which a maximum of 60,000,000 can be issued. As of June 30, 2009, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - The Company did not grant any employee options during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company granted options to purchase 12,960,000 shares of common stock to employees, with an associated aggregated fair market value of $105,296.

Option awards to employees are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Most of the options granted previously have vested immediately, and most have had four-year contractual terms.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's common stock over the most recent period commensurate with the expected term of the option. Prior to 2007, at times the Company granted options to employees in lieu of salary payments, and the pattern of exercise experience was known. Beginning in 2007, options were granted under different circumstances, and the Company has insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms. Accordingly, in such circumstances, the Company in 2007 began using the simplified method for determining the expected term of options granted with exercise prices equal to the stock's fair market value on the grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As the Company did not grant any employee options during the six months ended June 30, 2009, no actual assumptions were applicable for the six months ended June 30, 2009 (see table below):

                   Three months ended June 30,       Six months ended June 30,
                       2009            2008            2009              2008
                  -------------   -------------   -------------   --------------
Expected dividend
  yield                       -               -               -               -
Risk free interest
  rate                      n/a             n/a             n/a     1.4% - 2.7%
Expected
  volatility                n/a             n/a             n/a     118% - 120%
Weighted average
  volatility                n/a             n/a             n/a            119%
Expected term (in
  years)                    n/a             n/a             n/a           2.50
Weighted average
  fair value per
  share                     n/a             n/a             n/a         $0.008

A summary of the stock option activity under the Plans as of June 30, 2009, and changes during the six months then ended is presented below:



                                                    Weighted-
                                    Weighted-        Average
                                     Average        Remaining       Aggregate
                                     Exercise       Conractual      Intrinisic
                      Shares           Price          Life            Value
                  -------------   -------------   -------------   --------------
Outstanding at
December 31, 2008    56,160,000          $0.014
Granted                       -   $           -
Exercised                     -   $           -
Forfeited            (3,000,000)  $       0.014
                  -------------   -------------
Outstanding at
June 30, 2009        53,160,000   $       0.014            2.98   $          -
                  =============   =============   =============   ==============

Excercisable at
June 30, 2009        51,360,000   $       0.013            3.01   $          -
                  =============   =============   =============   ==============

There were no options exercised during the six months ended June 30, 2009 and 2008. As of June 30, 2009, there was $8,967 in unrecognized compensation cost related to nonvested options outstanding that is expected be recognized over a weighted average period of 2.5 years.

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

Warrants - In connection with the YA Global convertible debenture issued in December 2005, the Company issued three-year warrants to purchase 10,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.09 per share, and vested immediately, and had a three-year contractual life. These warrants expired on December 31, 2008.

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

In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company's common stock. The warrants had an exercise price of $0.06 per share, and vested immediately. In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1.2 for 1 forward stock split that occurred in 2007, there are warrants outstanding at June 30, 2009, to purchase a total of 54,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

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

NOTE 11 - SEGMENT INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. The Company has four reportable segments: Electronics Assembly, Contract Manufacturing, Marketing and Media, and Beverage Distribution. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. The Beverage Distribution segment manufactures, markets, and distributes Playboy-licensed energy drinks domestically and internationally. The Beverage Distribution segment continues to grow, and the distribution channels, across the country and internationally, continue to gain traction. The company anticipates this segment to become more significant in relation to overall Company operations.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                   Electronics      Contract        Marketing         Beverage
                                     Assembly     Manufacturing     and Media       Distribution         Total
-----------------------------------------------------------------------------------------------------------------
Three months ended June 30,
  2009
Sales to external customers       $     369,562   $     103,810   $    2,503,041   $      122,793   $  3,099,206
Segment income (loss)                 1,282,159         (82,474)        (278,885)         (54,952)       865,848
Segment assets                        4,090,248       2,032,251        7,819,175          286,198     14,227,872
Depreciation and amortization            96,153          64,551            5,841                -        166,545

Three months ended June 30,
  2008
Sales to external customers       $     365,763   $     685,634   $    2,944,865   $      243,859   $  4,240,121
Segment income (loss)                  (853,441)        (30,703)         184,606           44,144       (655,394)
Segment assets                        5,002,913       2,184,829        7,016,426          434,739     14,638,907
Depreciation and amortization            96,383          64,695              267                -        161,345

Six months ended June 30, 2009
Sales to external customers       $     857,734   $     278,958   $    3,490,261   $      394,635   $  5,021,588
Segment income (loss)                  (633,493)       (165,558)        (556,166)         (28,492)    (1,383,709)
Segment assets                        4,090,248       2,032,251        7,819,175          286,198     14,227,872
Depreciation and amortization           192,305         129,102           11,682                -        333,089

Six months ended June 30, 2008
Sales to external customers       $   1,036,695   $   1,521,712   $    4,217,350   $      324,827   $  7,100,584
Segment income (loss)                (1,072,622)        228,932           20,354          100,323       (723,013)
Segment assets                        5,002,913       2,184,829        7,016,426          434,739     14,638,907
Depreciation and amortization           192,075         129,391              751                -        322,217

NOTE 12 - GEOGRAPHIC INFORMATION

The Company currently maintains approximately $493,241 of capitalized tooling costs in China. All other revenue-producing assets are located in the U.S. While the Company ships products overseas on behalf of its customers, those customers are located almost exclusively in the United States.

NOTE 13 - SUBSEQUENT EVENTS

On July 14, 2009 the Company entered into a Stock Purchase Agreement with one of the directors of the Company to purchase 75,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director to the Company. Mr. Nora and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so.

On July 14, 2009 the Company entered into a Stock Purchase Agreement with the president of the Company to purchase 50,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by the president of the Company to the Company. Mr. Hawatmeh and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so.

As discussed above in Note 9, on August 11, 2009, the Company and YA Global entered into a Forbearance Agreement, pursuant to which YA Global agreed to forbear from enforcing its rights under the three Debentures issued by the Company to YA and its predecessor entities. See Note 9.

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

CirTran USA accounted for 12 percent and 9 percent of our total revenues during the three months ended June 30, 2009 and 2008 respectively, and accounted for 17 percent and 15 percent, respectively, of total revenues for the six months ended June 30, 2009 and 2008. Revenues were generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Sales were 0 and 16 percent of our total revenues during the three months ended June 30, 2009 and 2008, respectively. Sales during the six-month periods ending June 30, 2009 and 2008 were 3 and 20 percent of total revenues, respectively.

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. Sales comprised 3 and 1 percent of total sales for the quarters ended June 30, 2009 and 2008, respectively, and comprised 3 and 1 percent of total sales for the six months ended June 30, 2009 and 2008, respectively.

CirTran Media provides end-to-end services to the direct response and entertainment industries. Revenues for CirTran Media were 0 percent and 3 percent of total sales for the quarters ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, revenues were 0 and 4 percent, respectively.

CirTran Online sells products via the internet, and provides services and support to internet retailers. In conjunction with partner GMA, revenues from this division were 23 and 23 percent of total revenues during the three months ending June 30, 2009 and 2008, respectively, and were 26 and 20 percent of total revenues during the six months ended June 30, 2009 and 2008, respectively.

CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks, which in the future are anticipated to include flavored water beverages, and related merchandise. We have also entered into an agreement with PlayBev, a related party who holds the Playboy license. We provide development and promotional services to PlayBev, and pay a royalty based on our product sales and manufacturing costs. Services billed to PlayBev during the three months ended June 30, 2009 and 2008 under this arrangement accounted for 58 and 43 percent of total sales, respectively, while services billed to PlayBev during the six months ended June 30, 2009 and 2008, totaled 43 and 35 percent, respectively. Sales of energy drink beverages during the three months ended June 30, 2009 and 2008 amounted to 4 percent and 6 percent of total sales, respectively. During the six months ended June 30, 2009 and 2008 sales of energy drink beverages accounted for 8 and 5 percent of total sales, respectively.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

Sales and Cost of Sales

Net sales decreased to $3,099,206 for the quarter ended June 30, 2009, as compared to $4,240,121 for the quarter ended June 30, 2008, while net sales for the first half of 2009 fell $2,078,987 as compared to the same period in 2008. The net sales decreases in 2009 as compared to 2008 are attributable primarily to the effects of the national economic slowdown in our traditional manufacturing segments and a strategic shift into promising segments that will produce immediate sales results and improved profit margins. In our Beverage Distribution segment, we continue to gain momentum as we have experienced a 21 percent increase in our net sales during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, driven by our continued domestic and international expansion of the Playboy Energy Drink beverages.

Cost of sales, as a percentage of sales, increased to 91 percent from 82 percent for the three months ended June 30, 2009, as compared to the prior year, while cost of sales for the six months ended June 30, 2009 increased to 84 percent as compared to 78 percent for the six months ended June 30, 2008. Consequently, the gross profit margin decreased to 6 percent from 16 percent, respectively, for the three months ended June 30, 2009 and 2008, respectively, while the gross profit margin for the six months ended June 30, 2009 and 2009 decreased to 11 percent from 20 percent. The decreases in gross profit margin were attributable to the significant shift in the sales mix of products and services experienced during 2009 as compared to 2008. One of the primary reasons for the difference was the arrangement we have with GMA. Pursuant to our Assignment and Exclusive Services Agreement, we recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. This management fee is included in our cost of revenue. Another reason the gross margin decreased was due to the nature of our manufacturing and distribution agreement with PlayBev. CirTran Beverage invoices PlayBev for beverage development and marketing services, which are very low margin projects. However, we anticipate that gross profit margins for CirTran Beverage will increase during the balance of 2009, as the distribution of the Playboy Energy Drink beverages continues to expand both domestically and internationally.

The following charts present comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media and Beverage Distribution during the three and six months ended June 30, 2009 and 2008.

Three Months Ended:
                                                                                       Royalty          Gross
      Segment                          Year           Sales       Cost of Sales        Expense          Margin
-----------------------------------------------------------------------------------------------------------------
Electronics Assembly                   2009       $     369,562   $      259,214   $            -   $    110,348
                                       2008             365,763          278,194                -         87,569
-----------------------------------------------------------------------------------------------------------------
Contract Manufacturing                 2009       $     103,810   $       52,682   $            -   $     51,128
                                       2008             685,634          421,374                -        264,260
-----------------------------------------------------------------------------------------------------------------
Marketing / Media                      2009       $   2,503,041   $    2,382,271   $            -   $    120,770
                                       2008           2,944,865        2,682,287                -        262,578
-----------------------------------------------------------------------------------------------------------------
Beverage Distribution                  2009       $     122,793   $      132,501   $       82,442   $    (92,150)
                                       2008             243,859           83,605          104,640         55,614

Six Months Ended:
                                                                                       Royalty          Gross
      Segment                          Year           Sales       Cost of Sales        Expense          Margin
-----------------------------------------------------------------------------------------------------------------
Electronics Assembly                   2009       $     857,734   $      551,155   $            -   $    306,579
                                       2008           1,036,695          693,464                -        343,231
-----------------------------------------------------------------------------------------------------------------
Contract Manufacturing                 2009       $     278,958   $      128,623   $            -   $    150,335
                                       2008           1,521,712          969,366                -        552,346
-----------------------------------------------------------------------------------------------------------------
Marketing / Media                      2009       $   3,490,261   $    3,322,992   $            -   $    167,269
                                       2008           4,217,350        3,797,024                -        420,326
-----------------------------------------------------------------------------------------------------------------
Beverage Distribution                  2009       $     394,635   $      227,355   $      229,631   $    (62,351)
                                       2008             324,827          108,037          110,990        105,800

Selling, General and Administrative Expenses

During the three months ended June 30, 2009, selling, general and administrative expenses decreased $627,996 as compared to the same period during 2008, while selling, general and administrative expenses decreased $934,822 during the six months ended June 30, 2009 as compared to the same period during 2008. The primary reason for the decrease was the slowing of advertising and media promotion spending during the six months ended June 30, 2009, together with the reduction of travel and legal expenses. As mentioned previously, not only has the effects of the national economic decline resulted in a decrease in cable assembly and electronic orders from our traditional customers, but we have experienced a softening of sales in all segments, with the exception of our Beverage Distribution segment, driving the decrease in advertising and media promotion spending and travel expenditures. These cost savings were offset somewhat by increases in insurance, amortization and freight out expenses.

Non-cash compensation expense

Compensation expense in connection with granting options to employees to purchase common stock has decreased significantly during the three and six months ended June 30, 2009, as compared to the prior year as no options were granted during the three and six months ended June 30, 2009.

Other income and expense

Major components of other income and expense were as follows:

         o Interest expense for the three and six months ended June 30, 2009 was $241,242 and $567,808, respectively as compared to $565,369 and $1,044,001 for the comparative period in 2008, a decrease of nearly 57 percent and 46 percent, respectively. The decrease is related primarily to elimination of the mortgage on our building through a sale and leaseback arrangement.

         o During the first quarter of 2008, we arrived at a settlement agreement in connection with litigation, and were paid $300,000 to resolve all claims.

         o We also recorded a gain of $1,693,764 on our derivative valuation for the quarter ended June 30, 2009, as compared to a gain of $822,975 derived during the quarter ended June 30, 2008. For the six months ended June 30, 2009 we recorded a gain of $405,156 on our derivative valuation, as compared to a $1,705,162 gain during the six months ended June 30, 2008. The difference resulted from the varying valuations calculated during the respective periods, taking into account differing debt levels of the underlying convertible debentures, along with the varying market values of our common stock.

As a result of the above mentioned factors, we experienced a $865,847 gain during the three months ended June 30, 2009, reducing our net loss for the six months ended June 30, 2009 to $1,383,709. During the three and six months ended June 30, 2009, we recorded net losses of $655,394 and $723,013, respectively.

Liquidity and Capital Resources

Our operating expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $34,709,124 at June 30, 2009, and $33,325,415 at December 31, 2008. Our net loss for the first six months of 2009 was $1,383,709, compared to $723,013 for the first six months of 2008. Our current liabilities exceeded our current assets by $5,652,038 as of June 30, 2009, and $4,244,213 as of December 31, 2008. The driving factors for the difference were a combination of increases in short-term accounts payable and other accrued liabilities. For the six months ended June 30, 2009, we experienced negative cash flows from operating activities of $1,792,906, as compared to negative cash flows from operations of $2,709,966 during the six months ended June 30, 2008

Cash

For the six months ended June 30, 2009, we experienced negative cash flows from operating activities of $1,792,906 primarily to support modest inventory increases and both trade and related party receivables. The balance of the difference in cash used, as compared to cash provided, by operations during the first six months of 2009 and 2008 was the result of the differences in various non-cash elements of gain and loss such as depreciation, accretion and amortization expenses, and the changes in derivative valuations on the convertible debentures and related warrants.

Accounts Receivable

The increase in accounts receivable as of June 30, 2009, as compared to December 31, 2008, resulted from a combination of increases for both trade and related party receivables during the six months of 2009. We agreed to provide services to PlayBev for initial development, marketing, and promotion of the energy drink. We bill these services to PlayBev and record the amount as a related party account receivable.

Accounts payable and accrued liabilities

Accounts payable and other accrued liabilities owing as of June 30, 2009, increased a combined $2,372,247 when compared to corresponding year-end amounts at December 31, 2008. Accounts payable increased by $232,386 during the first six months of 2009, while short term advances payable and other accrued liabilities increased by a combined $2,139,861 as compared to the December 31, 2008, year-end amounts, driven by an increase in bridge loans and related accrued interest.

Liquidity and financing arrangements

We have a history of substantial losses from operations, and of using rather than providing cash in operations. We had an accumulated deficit of $34,709,124 along with a total stockholders' deficit of $1,553,308 at June 30, 2009. In addition, during the six months ended June 30, 2009, we have used, rather than provided, cash in our operations. Our monthly operating costs plus interest expense payable in cash averaged approximately $1,000,000 per month during the six months ended June 30, 2009.

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

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2009, was $287,825.

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

We determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which was the remaining face value of the debenture. The carrying value of the Debenture as of June 30, 2009, was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature as of June 301, 2009 was $0.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds was used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008, Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock. No Debenture principal or accrued interest was converted during the six months ending June 30, 2009.

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

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of our common stock at a conversion price equal to an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. The balance of accrued interest owed at June 30, 2009, was $420,342.

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

We determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted over the life of the December Debenture until August 31, 2008, a former maturity date, at which time the principal value of the December Debenture reached $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of June 30, 2009, was $0.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of June 30, 2009, YA Global had not converted any of the December Debenture into shares of our common stock.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at June 30, 2009, was $338,239.

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

We determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. During the year ended December 31, 2008 YA Global chose to convert $341,160 of the convertible debenture into 139,136,360 shares of common stock. During the six months ended June 30, 2009 YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock. As of June 30, 2009 the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of June 30, 2009, was $0.

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

Forbearance Agreement

On August 11, 2009, the Company and YA Global entered into a forbearance agreement and related agreements. The Forbearance Agreement related specifically to the three debentures issued by the Company to YA or its predecessor entities: a May 26, 2005, debenture in the principal amount of $3,750,000 (the "May Debenture"), a December 30, 2005, debenture in the principal amount of $1,500,000 (the "December Debenture"), and an August 23, 2006, debenture in the principal amount of $1,500,000 (the "August Debenture," and collectively with the May Debenture and the December Debentures, the "Debentures"), together with certain other agreements entered into in connection with the issuance of the Debentures (collectively, the "Financing Documents").

The Forbearance Agreement notes that the Company had requested that YA forbear from enforcing its rights and remedies under the Financing Documents, and sets forth the agreement between the Company and YA with respect to such forbearance.

Specifically, the Company agreed to waive any claims against YA, and released any such claims the Company may have had. The Company also ratified its obligations under the Financing Documents; agreed to the satisfaction of certain conditions precedent, including the entry into a Global Security Agreement
(discussed below), a Global Guaranty Agreement (discussed below), and an amendment of a warrant granted to YA in connection with the issuance of the August Debenture; agreed to seek to obtain waivers from the Company's landlords at its properties in Utah, California, and Arkansas; agreed to seek to obtain deposit account control agreements from the Company's banks and depository institutions; and to repay the Company's obligations under the Debentures on the following schedule:

         i. $125,000 on August 11, 2009 (at the time of signing of this Agreement);
         ii.      $150,000 on September 1, 2009;
         iii.     $150,000 on October 1, 2009;
         iv.      $200,000 on November 1, 2009;
         v.       $200,000 on December 1, 2009;
         vi.      $250,000 on January 1, 2010;
         vii.     $250,000 on February 1, 2010;
         viii.    $300,000 on March 1, 2010;
         ix.      $300,000 on April 1, 2010;
         x.       $300,000 on May 1, 2010;
         xi.      $300,000 on June 1, 2010;
         xii.     $300,000 on July 1, 2010; and
         xiii. the remaining balance of the Obligations shall be paid in full in good and collected funds by federal funds wire transfer on or before the earlier of (i) the occurrence of a Termination Event (as defined below), or (ii) 3:00 P.M. (New York Time) on July 1, 2010 (hereinafter, the "Termination Date").

Pursuant to the Forbearance Agreement, the parties agreed that the Company, subject to the consent of YA, may choose to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85% of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment date.

In exchange for the satisfaction of such conditions and agreements from the Company, YA agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the Debentures into shares of the Company's common stock, until the earlier of (i) the occurrence of a Termination Event (as defined in the Forbearance Agreement), or (ii) the Termination Date, which is given as July 1, 2010. Notwithstanding the foregoing, nothing contained in the Forbearance Agreement or the other Forbearance Documents will be deemed to constitute a waiver by YA of any default or event of default, whether now existing or hereafter arising (including, without limitation, the existing defaults listed in the Forbearance Agreement), and/or its right to convert the Debentures into shares of the Company's common stock.

The Company, YA, and certain of the Company's subsidiaries also entered into a Global Security Agreement (the "GSA") in connection with the Forbearance Agreement. Under the GSA, the Company and the participating subsidiaries pledged and granted to YA, its successors and assigns, a security interest in and to all assets and personal property of each Grantor, as security for the payment or performance in full of the obligations set forth in the Forbearance Agreement.

Additionally, the Company, YA, and certain of the Company's subsidiaries also entered into a Global Guaranty Agreement (the "GGA") in connection with the Forbearance Agreement. Under the GGA, the Company and the participating subsidiaries guaranteed to YA the full payment and prompt performance of all of the obligations set forth in the Forbearance Agreement.

The Forbearance Agreement, the GSA, and the GGA are all described in more detail in, and copies of the agreements are included as exhibits to, a Current Report, filed with the Commission on August 17, 2009.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2008, it was determined that the Company's investment in Diverse Talent Group was impaired, and the company recorded a loss on investment in the amount of $1,068,000. Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense for the three and six months ended June 30, 2009 was $113,780 and $224,894, respectively. Amortization expense was $105,540 and $211,297 for the three and six months ended June 30, 2008, respectively.

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

Accounting for Sale / Leaseback Transactions - We sold our Salt Lake City, Utah, building in a sale/leaseback transaction, and reported the gain on the sale as deferred revenue to be recognized over the term of lease pursuant to Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at June 30, 2009, had fixed interest rates and were therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2009. We do not enter into financial instruments for trading or speculative purposes and do not utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

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

As of the end of the period covered by this report, our Chief Executive Officer / Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer / Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

During the three and six months June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CirTran Corporation vs. Advanced Beauty Solutions, LLC, and Jason Dodo, Civil No. 060900332, Third Judicial District Court, Salt Lake County, State of Utah. On January 9, 2006, we brought suit against Advanced Beauty Solutions ("ABS") and Jason Dodo, asserting claims related to exclusive manufacturing agreements with ABS, including breach of contract, breach of the implied covenant of good faith and fair dealing, interference with economic relations, fraud, and unjust enrichment.

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

         iii)     the assumption of any assumed liabilities; and

         iv)      the   bligation to pay ABS a royalty equal to  $3.00  per True
                  Ceramic   Pro  flat  iron  unit  sold  by  ABS  (the  "Royalty
                  Obligation").

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

In a subsequent pleading, Mr. Dodo and ABS alleged that we had breached the settlement agreement. That claim has been settled. As of the date of this report, $124,000 remains unpaid to ABS as part of the payment which the Company has agreed to pay ABS equal to $435,000 less the royalty payments made to date. Management subsequently learned that ABS sought and obtained default judgment against the Company in California. Management believes the default judgment was wrongfully entered, and we intend to vigorously defend against the default. We have retained California counsel to assist in our efforts to set aside the default judgment.

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

Global Freight Forwarders v. CirTran Asia, Civil No. 080925731, Third Judicial District Court, Salt Lake County, State of Utah. On December 18, 2008, the plaintiff filed a complaint against CirTran Asia, claiming breach of contract, breach of the duty of good faith and fair dealing, and unjust enrichment, seeking approximately $260,000. The Complaint was served on CirTran Asia on January 5, 2009. On February 12, 2009, CirTran Asia filed its answer. Thereafter, CirTran Asia filed an amended answer and counterclaim. The case is presently in the discovery phase. CirTran Asia intends to defend against the plaintiff's claims, and pursue its counterclaim.

Dr. Najib Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053818. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for $52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. The case is presently in the discovery phase. The parties have engaged in settlement negotiations, and on August 11, 2009, participated in a mediation conference that resulted in the settlement of all outstanding claims and issues.

Dr. Paul Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053819. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for $52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. The case is presently in the discovery phase. The parties have engaged in settlement negotiations, and on August 11, 2009, participated in a mediation conference that resulted in the settlement of all outstanding claims and issues.

Pac Tech a Division of LaFrance Corporation v. CirTran Corporation, Civil No. 080422470, Third Judicial District Court, Salt Lake County, State of Utah. On December 3, 2008, the plaintiff served a complaint against CirTran Corporation, claiming non-payment for goods or services. Judgment was entered on March 4, 2009, in the amount of $6,383, with accruing interest and costs. The parties settled this matter on June 1, 2009.

Talon Printing, Inc., v. CirTran Corporation, Civ No. 080422537 DC, Third Judicial District Court, West Jordan Dept., State of Utah. In this matter, judgment was entered against CirTran Corporation on or about January 15, 2009, in the amount of $7,586.43. An order in Supplementary Proceedings was entered on April 14, 2009, ordering the president of CirTran to appear on May 22, 2009, for further proceedings. The parties settled this matter on June 18, 2009.

Schleuniger Inc., v. CirTran Corp., Civ. No. 090408568, Third Judicial District Court, West Jordan Dept., State of Utah. A summons and complaint were served on CirTran Corporation on or about April 28, 2009. The complaint alleges claims sounding in contract and requests damages in the amount of $5,329.00 plus interest and attorneys' fees and costs. The parties settled this matter on July 20, 2009.

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

Integrated Ideas & Technologies, Inc., v. CirTran Corporation, Civ No. 090407847, Third Judicial District Court, West Jordan Dept., State of Utah. On or about April 13, 2009, Integrated served CirTran Corporation with a summons and complaint, alleging claims sounding in contract and seeking damages in the amount of $2,684 plus interest and costs. The parties settled this matter on June 18, 2009.

Jamie Jackson v. CirTran Corporation, Civ No. 090909208, Third Judicial District Court, State of Utah. The complaint alleges claims sounding in contract and seeking damages. On July 10, 2009, the Third District Court Clerk signed a Default Certificate. The plaintiff seeks default judgment in the total amount of $14,941.80. The parties are engaged in settlement discussions.

Anixter Inc., /Wire & Cable v. CirTran Corporation, Civ No. 090409843, Third Judicial District Court, State of Utah. The complaint alleges claims sounding in contract for goods and or services supplied and seeking damages of approximately $32,000.00. The parties have agreed to settle the case for $16,000.00, subject to receipt of payment from the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the periods covered by this report, we issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended ("Securities Act") as follows:

o 65,088,757 shares for payment of $110,000 of principal on the debenture to YA Global (see Note 8). Associated with the debenture conversion payment was a related decrease in the derivative liability of $62,741.
o 7,621,580 of common shares to YA Global for payment of $7,622 of principal on the August Debenture.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

10.62 Forbearance Agreement between CirTran Corporation and YA Global Investments (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on August 17, 2009, and incorporated herein by reference).

10.63            Stock Purchase Agreement  between CirTran Corporation and Iehab
                 Hawatmeh.

10.64            Stock Purchase  Agreement between CirTran  Corporation and Fadi
                 Nora.

31               Certification of President / Chief Financial Officer

32 Certification pursuant to 18 U.S.C. Section 1350 - President / Chief Financial Officer

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the understood thereunto duly authorized.

                                        CIRTRAN CORPORATION

                                         /s/ Iehab Hawatmeh
                                         ---------------------------------------
Dated: August 19, 2009                   By: Iehab Hawatmeh
                                         President, Chief Financial Officer
                                         (Principal Executive Officer, Principal
                                         Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          /s/ Iehab Hawatmeh
                                          --------------------------------------
Dated: August 19, 2009                    By: Iehab Hawatmeh
                                          President, Chief Financial Officer,
                                          Principal Executive Officer, Principal
                                          Financial Officer and Director

--------------------------------------------------------------------------------