Form 10-K/A
period 2008-12-31
CIRTRAN CORP
filed 2009-11-02
CIK 813716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 2008

[  ]     Transition report under section 13 or 15(d) of the Securities Exchange
         Act of 1934
         For the transition period from _____________ to ______________

                       Commission file number 33-13674-LA

                               CIRTRAN CORPORATION
                 (Name of small business issuer in its charter)

                      Nevada                                   68-0121636
          -------------------------------                 -------------------
         (State or other jurisdiction of                     (I.R.S.Employer
          incorporation or organization)                   Identification No.)

   4125 South 6000 West, West Valley City, Utah                  84128
   ---------------------------------------------              ------------
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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A-2 (the "Amendment") to include an appendix to one of the exhibits filed with the originally filed Annual Report on Form 10-K. As noted in the exhibit list, portions of the agreement filed as the appendix have been redacted pursuant to a request for confidential treatment filed with the U.S. Securities and Exchange Commission in connection with the filing of the Amendment. Other than Item 15, Exhibits and Financial Schedules, no other Items or information presented in Amendment No. 1 (filed on April 16, 2009) have been updated or brought current.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                                            CIRTRAN CORPORATION

 Date:  October 30, 2009                    By: /s/ Iehab J. Hawatmeh,
                                            -----------------------------------
                                            Iehab J. Hawatmeh,
                                            President, Chief Financial Officer
                                            (Principal Executive Officer,
                                            Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 30, 2009                     By: /s/ Iehab Hawatmeh
                                            -----------------------------------
                                            Iehab J. Hawatmeh,
                                            President, Chief Financial Officer,
                                            Principal Executive Officer,
                                            Principal Financial
                                            Officer and Director

Date:  October 30, 2009                     By: /s/ Fadi Nora
                                            -----------------------------------
                                            Fadi Nora
                                            Director

--------------------------------------------------------------------------------