Form 10-K/A
period 2008-12-31
CIRTRAN CORP
filed 2009-11-16
CIK 813716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 3)

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

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-K/A-2 (the "Amendment") to include an appendix to one of the exhibits filed with the originally filed Annual Report on Form 10-K. As noted in the exhibit list, portions of the agreement filed as the appendix have been redacted pursuant to a request for confidential treatment filed with the U.S. Securities and Exchange Commission in connection with the filing of the Amendment. Other than Item 15, Exhibits and Financial Schedules, no other Items or information presented in Amendment No. 1 (filed on April 16, 2009) have been updated or brought current.

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

   10.68 Commercial Lease Agreement between CirTran Corporation and Charlton Development Co. LLC (previously filed).

   21         Subsidiaries of the Registrant

   23         Consent of Hansen Barnett & Maxwell

   31         Certification of President

   32         Certification pursuant to 18 U.S.C. Section 1350 - President



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CIRTRAN CORPORATION

 Date:  November 16, 2009                   By: /s/ Iehab J. Hawatmeh,
                                            -----------------------------------
                                            Iehab J. Hawatmeh,
                                            President, Chief Financial Officer
                                            (Principal Executive Officer,
                                            Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  November 16, 2009                    By: /s/ Iehab Hawatmeh
                                            -----------------------------------
                                            Iehab J. Hawatmeh,
                                            President, Chief Financial Officer,
                                            Principal Executive Officer,
                                            Principal Financial
                                            Officer and Director

Date:  November 16, 2009                    By: /s/ Fadi Nora
                                            -----------------------------------
                                            Fadi Nora
                                            Director

--------------------------------------------------------------------------------