Form 10-Q
period 2009-09-30
CIRTRAN CORP
filed 2009-11-23
CIK 813716

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2009

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                        Commission file number 000-49654

                              CIRTRAN CORPORATION
             (Exact name of registrant as specified in its charter)

                Nevada                                         68-0121636
    ---------------------------------                      -------------------
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

    4125 South 6000 West, West Valley City, Utah                 84128
      (Address of principal executive offices)                 (Zip Code)

                                 (801) 963-5112
              (Registrant's telephone number, including area code)

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

   Large accelerated filer [  ]                    Accelerated filer [  ]
   Non-accelerated filer [  ]                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding at November 11, 2009, was 1,499,999,997 shares.

                              CIRTRAN CORPORATION

                                   FORM 10-Q


               For the Quarterly Period Ended September 30, 2009

                                     INDEX

                                                                           Page
                                                                           ----

                         PART I - FINANCIAL INFORMATION

 Item 1     Financial Statements (unaudited)
               Condensed Consolidated Balance Sheets  ...................     3
               Condensed Consolidated Statements of Operations  .........     4
               Condensed Consolidated Statements of Cash Flows  .........     5
               Notes to Condensed Consolidated Financial Statements  ....     7

 Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations  ........................    24

 Item 3     Quantitative and Qualitative Disclosures About Market Risk  .    34

 Item 4     Controls and Procedures  ....................................    35

                          PART II - OTHER INFORMATION

 Item 1     Legal Proceedings  ..........................................    35

 Item 2     Unregistered Sales of Equity Securities and Use of Proceeds      38

 Item 3     Defaults Upon Senior Securities  ............................    38

 Item 4     Submission of Matters to a Vote of Security Holders .........    38

 Item 5     Other Information  ..........................................    38

 Item 6     Exhibits  ...................................................    39

 Signatures  ............................................................    44

                      CIRTRAN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                    September 30,   December 31,
                                                        2009            2008
--------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                         $      25,723  $      8,701
  Trade accounts receivable, net of allowance
    for doubtful accounts of $108,162 and
    $108,162, respectively                                702,131       591,441
  Receivable due from related party                     6,245,525     4,718,843
  Inventory, net of reserve of $1,028,958 and
    $1,028,957, respectively                            1,470,893     1,451,275
  Prepaid deposits                                        109,874       164,556
  Other                                                   665,461       305,037
--------------------------------------------------------------------------------
    Total current assets                                9,219,607     7,239,853

Investment in securities, at cost                         752,000       752,000
Investment in related party                               750,000       750,000
Deferred offering costs, net                                    -        15,662
Long-term receivable                                    1,647,895     1,647,895
Property and equipment, net                               607,545       773,591
Intellectual property, net                              1,537,812     1,871,153
  Other assets, net                                        14,538        19,025
--------------------------------------------------------------------------------
    Total assets                                    $  14,529,397  $ 13,069,179
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance          $     177,647  $    133,391
  Accounts payable                                      2,685,725     2,215,171
  Short term advances payable                           3,407,719       747,329
  Accrued liabilities                                   3,180,190     2,207,580
  Deferred revenue                                        841,960       587,052
  Derivative liability                                    601,428       705,477
  Convertible debenture                                 3,161,355     3,162,650
  Current portion of refundable customer deposits         886,862             -
  Current maturities of long-term debt                    315,965     1,494,969
  Note payable to stockholders                            212,334       230,447
--------------------------------------------------------------------------------
    Total current liabilities                          15,471,185    11,484,066
--------------------------------------------------------------------------------

Refundable customer deposits                            1,450,000     1,688,080
Long-term debt, less current maturities                   371,455       269,625
--------------------------------------------------------------------------------
    Total liabilities                                  17,292,640    13,441,771

Stockholders' deficit
  CirTran Corporation stockholders' deficit:
  Common stock, par value $0.001; authorized
    1,500,000,000 shares; issued and outstanding
    shares: 1,498,972,923 and 1,426,262,586,
    respectively                                        1,498,968     1,426,257
  Additional paid-in capital                           29,098,823    28,970,335
  Subscription receivable                                 (17,000)      (17,000)
  Accumulated deficit                                 (35,917,265)  (33,325,415)
--------------------------------------------------------------------------------
    Total CirTran Corporation stockholders' deficit    (5,336,474)   (2,945,823)
--------------------------------------------------------------------------------
    Noncontrolling interest                             2,573,231     2,573,231
--------------------------------------------------------------------------------
    Total stockholders' deficit                        (2,763,243)     (372,592)
--------------------------------------------------------------------------------
    Total liabilities and stockholders' deficit     $  14,529,397  $ 13,069,179
--------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                     CIRTRAN CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three months ended             Nine months ended
                                                            September 30,                September 30,
                                                        2009           2008           2009            2008
                                                    ----------------------------------------------------------
Net sales                                           $   2,690,941  $   3,102,414  $   7,712,530  $ 10,202,998
Cost of sales                                           2,025,803      2,664,235      6,255,929     8,232,126
Royalties expense                                         374,220        315,164        603,852       426,154
--------------------------------------------------------------------------------------------------------------

    Gross profit                                          290,918        123,015        852,749     1,544,718
--------------------------------------------------------------------------------------------------------------

Operating expenses
  Selling, general and administrative expenses          1,051,578      1,400,149      3,233,640     4,517,032
  Non-cash compensation expense                               996            996          2,989        93,340
--------------------------------------------------------------------------------------------------------------
    Total operating expenses                            1,052,574      1,401,145      3,236,629     4,610,372
--------------------------------------------------------------------------------------------------------------

    Loss from operations                                 (761,656)    (1,278,130)    (2,383,880)   (3,065,654)
--------------------------------------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                       (301,158)      (458,539)      (868,965)   (1,502,540)
  Interest income                                         132,857         75,125        375,772       137,431
  Settlement of distribution agreement                          -        250,000              -       250,000
  Gain on settlement of debt                               43,500              -         43,500             -
  Gain on sale/leaseback                                   20,268         20,268         60,805        61,312
  Gain on settlement of lititgation                        40,989              -        158,704       300,000
  Gain (loss) on derivative valuation                    (382,940)      (867,138)        22,216       838,024
--------------------------------------------------------------------------------------------------------------
    Total other income (expense), net                    (446,484)      (980,284)      (207,968)       84,227
--------------------------------------------------------------------------------------------------------------

    Net income (loss)                               $  (1,208,140) $  (2,258,414) $  (2,591,848) $ (2,981,427)
--------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share             $           -  $           -  $           -  $           -
--------------------------------------------------------------------------------------------------------------
Basic and diluted weighted-average
  common shares outstanding                         1,498,972,923  1,223,606,328  1,487,752,669  1,166,813,156
--------------------------------------------------------------------------------------------------------------



                             The accompanying notes are an integral part of these
                                 condensed consolidated financial statements.


                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Nine Months Ended September 30,                  2009           2008
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                          $  (2,591,848) $ (2,981,427)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                      499,386       483,765
       Accretion expense                                  384,896       930,446
       Provision for doubtful accounts                          -        22,379
       Provision for obsolete inventory                         -         9,135
       Gain on sale - leaseback                            60,805       (61,312)
       Non-cash compensation (gain) expense                  (526)       93,340
       Loan costs and interest withheld from
         loan proceeds                                     15,662        72,667
       Options issued to attorneys for services             2,270       146,657
       Change in valuation of derivative                  (22,216)     (838,024)
       Borrowing fee                                      103,418             -
       Changes in assets and liabilities:
         Trade accounts receivable                       (124,557)   (3,614,623)
         Related party receivable                      (2,526,682)            -
         Inventories                                      (19,618)       97,231
         Prepaid expenses and other current assets       (287,389)      (63,335)
         Accounts payable                                 470,285     1,049,343
         Accrued liabilities                              663,766       866,215
         Deferred revenue                                 254,908             -
         Customer deposits                                648,782       425,789
--------------------------------------------------------------------------------

            Net cash used in operating activities      (2,468,658)   (3,361,754)
--------------------------------------------------------------------------------

Cash flows from investing activities
  Intangibles purchased with cash                               -       (54,946)
  Purchase of property and equipment                            -        (9,333)
--------------------------------------------------------------------------------

            Net cash used in investing activities               -       (64,279)
--------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from notes payable to related party              4,611     1,100,000
  Payments on notes payable to related party              (18,113)      (64,243)
  Proceeds from stock issued in private placement               -       466,000
  Principal payments on long-term debt                    (35,354)      (75,000)
  Checks written in excess of long-term debt               44,256       170,101
  Proceeds from short-term advances                     2,616,380     2,508,617
  Payments on short-term advances                        (126,100)     (750,724)
--------------------------------------------------------------------------------

            Net cash provided by financing
            activities                                  2,485,680     3,354,751
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                  17,022       (71,282)

Cash and cash equivalents at beginning of period            8,701        82,761
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period          $      25,723  $     11,479
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED


For the Nine Months Ended June 30,                       2009           2008
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for interest            $           -  $     86,590

Noncash investing and financing activities:
Stock issued in payment of notes payable and
  accrued interest                                  $     117,622  $    305,900
Warrants issued with derivative liability
  features                                                      -       700,000
Exchange AfterBev membership interest for
  distribution payable                                          -       863,973
Common stock issued for partial conversion
  of debentures                                                 -       403,360
Related party liability settled through reduction
  of related party receivable                           1,000,000             -
Debt settled through issuance of short term
  advances                                              1,315,000             -




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

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries. These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2009.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., and CirTran Beverage Corp.

The consolidated financial statements also include the accounts of After Beverage Group LLC, a majority controlled entity. At September 30, 2009, the
Company had a four percent share of AfterBev's profits and losses, but maintained a 52 percent voting control interest. AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC ("PlayBev"), and the president and one of the directors of the Company own membership interests in PlayBev totaling 28.35 percent. As of September 30, 2008, the members of PlayBev had amended PlayBev's operating agreement to require a 95 percent membership vote on major managerial and organizational decisions. None of the other members of PlayBev are affiliated with the Company. Accordingly, while the Company president and one of its directors own membership interests and currently hold the executive management positions in PlayBev, the Company or its affiliates nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of September 30, 2009, the Company did not consider any of its long-lived assets to be impaired.

Long-lived asset costs are amortized over the estimated useful life of the asset, which are typically five to seven years. Amortization expense was $111,114 and $105,972 for the three months ended September 30, 2009 and 2008, respectively, and was $333,341 and $317,269 for the nine months ended September 30, 2009 and 2008, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments is remeasured each quarter.

Income / Loss Per Share - Basic loss per share is calculated by dividing net income / loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 800,182,111 and 1,400,485,333 in potentially issuable common shares at September 30, 2009 and 2008, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

Recent Accounting Pronouncements

FASB Accounting Codification - In June 2009, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement found under ASC 105, previously referred to as SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162", which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This statement does not change existing GAAP, but reorganizes GAAP into Topics. In circumstances where previous standards require a revision, the FASB will issue an Accounting Standards Update ("ASU") on the Topic. ASC 105 was effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company's adoption of this standard during the quarter ended September 30, 2009 did not have any impact on the Company's consolidated financial statements.

Fair Value Measures and Disclosures - ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with ASC 820, previously referred to as SFAS No. 157. The Company adopted ASC 820 on January 1, 2009 and the adoption had no material effect on the Company's financial statements.

Business Combinations - In December 2007, the FASB issued guidance, as codified in ASC 805-10 Business Combinations (previously SFAS No. 141(R), Business Combinations) ASC 805-10 requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. ASC 805-10 also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. The Company's adoption of ASC 805-10 on January 1, 2009 did not have a material impact on its consolidated statements.

Accounting for Collaborative Arrangements - In December 2007, the FASB ratified an accounting pronouncement found under ASC 808-10-15, previously referred to as Emerging Issues Task Force No. 07-1, "Accounting for Collaborative Agreements". ASC 808-10-15 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein. The Company adopted ASC 808-10-15 effective January 1, 2009 and the adoption had no impact on the Company's financial position or results of operations.

Disclosures about Derivative Instruments - On January 1, 2009, the Company adopted the requirements of guidance codified in ASC 815-10 Derivatives and
Hedging (previously FASB Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133). ASC 815-10 requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments affect an entity's financial position, financial performance, and cash flows; relative volume of derivative activity; and the objectives and strategies for using derivative instruments. ASC 815-10 does not change the accounting treatment for derivative instruments. The Company's adoption of ASC 815-10 did not have a material impact on its consolidated financial statements.

Useful Life of Intangible Assets - On January 1, 2009, the Company adopted the guidance codified in ASC 350-30, Intangibles - Goodwill and Other (previously FASB FAS 142-3, Determination of Useful Life of Intangible Assets). ASC 350-30 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset also requires expanded disclosure related to the determination of intangible asset useful lives and is effective for fiscal years beginning after December 15, 2008. The Company's adoption of ASC 350-30 did not have a material impact on its consolidated financial statements.

Convertible Debt Instruments - ASC 470-20, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("ASC 470-20") requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company adopted ACS 470-20 on January 1, 2009. It did not have a material effect on the financial statements.

Instruments With Imbedded Features - ASC 815-40, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("ASC 815-40"), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity's own stock. The Company adopted ACS 815-40 on January 1, 2009. It did not have a material effect on the financial statements.

Subsequent Events - In May 2009, the FASB issued an accounting pronouncement found under ASC 855-10, previously referred to as SFAS No. 165, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855-10 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 855-10 did not have an impact on the Company's financial position or results of operations. ACS 855-10 is effective for the fiscal quarter ending June 30, 2009. The Company's adoption of ACS 855-10 did not have a material impact on the interim or annual consolidated financial statements or the disclosures in those financial statements.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $2,591,848 and $2,981,427 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the Company had an accumulated deficit of $35,917,265. In addition, the Company used cash in its operations in the amount of $2,468,658 and $3,361,754 during the nine months ended September 30, 2009 and 2008, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - INVENTORY

Inventory consisted of the following:


                                                    September 30,   December 31,
                                                         2009           2008
--------------------------------------------------------------------------------
 Raw materials                                      $   1,476,763  $  1,625,322
 Work in process                                          170,833       221,079
 Finished goods                                           852,255       633,831
 Allowance / reserve                                   (1,028,958)   (1,028,957)
                                                    ----------------------------
      Totals                                        $   1,470,893  $  1,451,275
                                                    ============================


NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consisted of the following:

                                                                     Estimated
                                     September 30,   December 31,  Service Lives
                                        2009            2008         in Years
--------------------------------------------------------------------------------
Infomercial development costs       $      217,786  $     217,786        7
Patents                                     38,056         38,056        7
ABS Infomerical                          1,186,382      1,186,382        5
Trademark                                1,227,673      1,227,673        7
Copyright                                  115,193        115,193        7
Website Development Costs                  150,000        150,000        5
--------------------------------------------------------------------------------
   Total intellectual property      $    2,935,090  $   2,935,090

   Less accumulated amortization        (1,397,278)    (1,063,937)
--------------------------------------------------------------------------------

   Intellectual property, net       $    1,537,812  $   1,871,153
--------------------------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

                     Year Ending December 31,
                     -----------------------------------------------------------
                     2009                                          $     118,719
                     2010                                                465,583
                     2011                                                388,052
                     2012                                                285,884
                     2013                                                173,332
                     Thereafter                                          106,243
                     -----------------------------------------------------------
                     Total                                         $   1,537,813
                     -----------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Play Beverages, LLC

During 2006, Playboy Enterprises International, Inc. ("Playboy"), entered into a licensing agreement with Play Beverages, LLC ("PlayBev"), then an unrelated Delaware limited liability company, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and "Rabbit Head" logo symbol. In May 2007, PlayBev entered into an exclusive agreement with a subsidiary of the Company to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world.

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

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement, the Company was appointed as the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company Equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. The Company incurred $687,335 and $315,164 in royalty expenses due to PlayBev during the three months ended September 30, 2009 and 2008, respectively, and $916,678 and $426,154 during the nine months ended September 30, 2009 and 2008, respectively.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are to be billed to PlayBev and recorded as an account receivable from PlayBev. The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008 the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. As of March 19, 2008 the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. The Company has billed PlayBev for marketing and development services totaling $894,642 and $1,040,370 for the three months ending September 30, 2009 and 2008, respectively, and $3,067,490 and $3,569,916 for the nine months ended September 30, 2009 and 2008, respectively, which have been included in revenues for the Company's marketing and media segment. As of September 30, 2009, the interest accrued on the balance owing from PlayBev totaled $593,203. The net amount due the Company from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $6,245,427 at September 30, 2009.

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

At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of the Company's remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, which is one of the Company's directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he purchased a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev's profits and losses. In turn, the director loaned $834,393 to the Company in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company. During the three months ended June 30, 2009, the director advanced an additional $500,000 to the Company for his purchase of an additional 3 percent interest in PlayBev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to the Company. As of September 30, 2009, the Company still owed the director $237,620 in the form of unsecured advances. In addition, during the quarter ended September 30, 2009, one of the directors of the Company and the Company president purchased 6 percent and 5 percent of AfterBeV shares, respectively, in private sales from existing shareholders of AfterBev.

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

Transactions involving Officers, Directors, and Stockholders

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. As of September 30, 2009, the Company owed $13,440 under this arrangement. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. During 2008, Mr. Nora received no compensation under this arrangement, and at September 30, 2009, the Company owed him $60,600 stemming from investment proceeds received under various financing arrangements.

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev's profits and losses. Including the $1,675,000 obtained from his sales of AfterBev membership interests, and after offsetting advance amounts subsequently repaid to him by the Company, Mr. Nora had loaned the Company a net $1,136,404 in the form of unsecured advances during the year ended December 31, 2008. During the three months ending September 30, 2009, the Company made net payments to Mr. Nora totaling $297,000. As of September 30, 2009, the Company owed Mr. Nora $237,619.

Prior to his appointment with the Company, Mr. Nora was also involved in the ANAHOP private placement of the Company's common stock. On April 11, 2008, Mr. Nora disassociated himself from the other principals of ANAHOP, and as part of the asset settlement, relinquished ownership to the other principals of 12,857,144 shares of CirTran Corporation common stock, along with all of the warrants previously assigned to him.

In addition, on July 14, 2009, the Company entered into a Stock Purchase Agreement with Mr. Nora to purchase 75,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director to the Company. Mr. Nora and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of September 30, 2009, the Company showed the balance of $225,000 as an accrued liability on the balance sheet.

In 2007, the Company issued a 10 percent promissory note to a family member of the Company's president in exchange for $300,000. The note was due on demand after May 2008. The Company repaid principal and interest totaling $8,444 and $61,109 during the years ended December 31, 2008 and 2007, respectively. The principal amount owing on the notes was $230,447 at December 31, 2008. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During the year ended December 31, 2008, the Company paid two of the notes in full for a total of $105,000. In addition, the Company repaid $58,196 in principal to the family member during the year ended December 31, 2008. During the nine months ended September 30, 2009, the Company repaid an additional $20,500 in principal. The principal balance owing on the promissory notes as of September 30, 2009, totaled $135,915.

During the year ended December 31, 2008, the Company president advanced the Company $778,600. Of the amounts advanced, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company. During the three months ended June 30, 2009 the Company president advanced an additional $500,000 to the company for his purchase of an additional 3 percent interest in PlayBev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to the Company. During the three months ended September 30, 2009 the Company president advanced a net additional $35,000. As of September 30, 2009, the Company still owed the Company's president $313,600 in the form of unsecured advances.

On July 14, 2009, the Company entered into a Stock Purchase Agreement with the president of the Company to purchase 50,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by the president of the Company to the Company. Mr. Hawatmeh and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of September 30, 2009, the Company showed the balance of $150,000 as an accrued liability on the balance sheet. In addition, during the three months ended September 30, 2009, the Company's president purchased a 5 percent share in AfterBev from an existing shareholder of AfterBev for $273,000.

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

In August 2006, in connection with the Company's issuance of a second convertible debenture to YA Global (see Note 8), the Company granted YA Global registration rights, pursuant to which the Company agreed to file, within 120 Days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company's common stock issuable upon conversion of the debenture. The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement. The Company agreed to register the resale of up to 74,291,304 shares and 15,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The 10,000,000 warrants expired on December 31, 2008.

Previously, YA Global had agreed to extensions of the filing deadlines inherent in the terms of the two convertible debentures mentioned above, and in February 2008 agreed to extend the filing deadlines to December 31, 2008. No further extension had been granted.

Forbearance Agreement - On August 11, 2009, the Company and YA Global entered into a forbearance agreement related to the three convertible debentures issued by the Company to YA or its predecessor entities (See Note 8 - Convertible Debentures):

Under the terms of the agreement, the Company agreed to waive any claims against YA, entered into a Global Security Agreement (discussed below), a Global Guaranty Agreement (discussed below), and an amendment of a warrant granted to YA in connection with the issuance of the August Debenture; agreed to seek to obtain waivers from the Company's landlords at its properties in Utah, California, and Arkansas; agreed to seek to obtain deposit account control agreements from the Company's banks and depository institutions; and to repay the Company's obligations under the Debentures.

The repayment terms of the Forbearance Agreement required an initial payment of $125,000 upon signing the agreement. Beginning September 1, 2009 through May 1, 2010 monthly payments ranging from $150,000 to $300,000 are due for total payments of $2,825,000. The remaining balance is due July 1, 2010.

Pursuant to the Forbearance Agreement, the Company, subject to the consent of YA, may choose to pay all or any portion of the monthly payments in common stock, at a conversion price used to determine the number of shares of common stock equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment date.

YA agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the Debentures into shares of the Company's common stock, until the earlier of the occurrence of a Termination Event (as defined in the Forbearance Agreement), or July 1, 2010.

The Company, YA, and certain of the Company's subsidiaries also entered into a Global Security Agreement (the "GSA") in connection with the Forbearance Agreement. Under the GSA, the Company and the participating subsidiaries pledged and granted to YA a security interest in all assets and personal property of the Company and each participating subsidiary as security for the payment or performance in full of the obligations set forth in the Forbearance Agreement.

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

NOTE 7 - NOTES PAYABLE

On June 6, 2006, the Company and ABS signed an agreement (the "Asset Purchase Agreement"), subject to the ABS Bankruptcy Court's approval. On June 7, 2006, the ABS Bankruptcy Court entered orders approving the Asset Purchase Agreement and granting the Sale Motion, and approving the settlement and compromise of certain disputed claims against ABS (see Legal Proceedings). Under the Asset
Purchase Agreement, the Royalty Obligation is capped at $4,135,000. To the extent the amounts paid to ABS on account of the Royalty Obligation equal less than $435,000 on the two-year anniversary of the closing of the purchase, then, within 30 days of such anniversary, the Company has agreed to pay ABS an amount equal to $435,000 less the royalty payments made to date. As of September 30, 2009, the balance on the note was $105,050.

Throughout 2007, as energy drink development and marketing activities progressed, After Bev Group, LLC, raised additional funds by selling portions of the membership in AfterBev to other investors. By December 31, 2007, a total of $3,663,000 was raised, of which $2,572,290 was recorded as distributable proceeds to two individuals with original interests in AfterBev. During 2007, distributable proceeds owed to one of these individuals were a net $950,000. The same individual was also owed $50,000 of the $250,000 that had been advanced as part of the membership interest in PlayBev. In December 2007, the Company agreed to convert the $50,000 still owing, plus the remaining distributable proceeds payable, into a two-year, $1,000,000, unsecured, non-interesting bearing promissory note. The Company recorded the note in its financial statements net of $193,548 in imputed interest at the Company's incremental borrowing rate of
12 percent, calculated over the life of the note. As of September 30, 2009, a total of $193,548 had been accreted against the loan. Interest expense of $24,094 and $47,923 was accreted during the three and nine months ended September 30, 2009, respectively, as compared to accretion expense of $45,805 and $93,729 for the three and nine months ended September 30, 2008, respectively. The carrying value of the note will continue to be accreted over the life of the note until the carrying value equals the face value of $1,000,000. The entire balance of the note was paid in full during the three months ending September 30, 2009.

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance. At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. Interest expense of $58,920 and $174,839 was accreted during the three and nine months ended September 30, 2009, respectively, as compared to interest expense of $58,920 and $137,694 for the three and nine months ended September 30, 2008. A total of $371,454 has been accreted against the note as of September 30, 2009. The carrying value of the note will continue to be accreted over the life of the note until the carrying value equals the face value of $700,000. As of September 30, 2009, the balance of the note was $371,454. The fair value of the derivative liability stemming from the associated warrants as of September 30, 2009, was $375,327.

In March 2008, the Company converted $75,000 owed to an unrelated member of AfterBev into a one-year, 10 percent promissory note, with interest payable quarterly. The balance as of September 30, 2009, was $75,000. The note renews monthly.

In April 2008, the Company issued a 12 percent promissory note to an individual for $315,000. The Company received proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. This note was due in May 2008, after which it became due on demand, with interest accruing at 12 percent per annum. The Company president also agreed to personally guarantee the payment of this note. On April 2, 2009, payment was made in full.

On April 2, 2009 the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes. The Company President and a Director of the Company signed personally for the notes. Since the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60 day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. The promissory notes and loan fees have not been paid. As of September 30, 2009, two of the notes were in the 60-day grace period and one was in default.

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

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of its common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2009 was $31,582.

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

The Company determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which was the remaining face value of the debenture. The carrying value of the Debenture as of September 30, 2009, was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $0 as of September 30, 2009.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds was used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and were amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008, Highgate converted $350,000 of debenture principal into a total of 36,085,960 shares of common stock During the nine months ended September 30, 2009, $55,659 of interest expense accrued on the debenture.

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

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of the Company's common stock at a conversion price equal to an amount equal to the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date. The Company has the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. Interest expense accrued during the nine months ending September 30, 2009 totaled $134,630. The balance of accrued interest owed at September 30, 2009, was $465,534.

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

The Company determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted over the life of the December Debenture until August 31, 2008, a former maturity date, at which time the principal value of the December Debenture reached $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature was determined to be $0 as of September 30, 2009.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and were amortized over the original life of the December Debenture.

As of September 30, 2009, YA Global had not converted any of the December Debenture into shares of the Company's common stock. There was no activity associated with the debenture during the nine months ended September 30, 2009 other than $134,630 of accrued interest expense on the debenture. As a result, the carrying value of the debenture remains $1,500,000 as of September 30, 2009.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. The Company may, at its option, elect to pay accrued interest in cash or shares of the Company's common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. Interest expense accrued during the nine months ending September 30, 2009 totaled $95,038. The balance of accrued interest owed at September 30, 2009, was $369,732.

YA Global is entitled to convert, at its option, all or part of the principal amount owing under the August Debenture into shares of the Company's common stock at a conversion price equal 105 percent of the lowest closing bid price of the Company's common stock for the twenty trading days immediately preceding the conversion date.

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

In connection with the August Purchase Agreement, the Company also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of the Company's common stock. The Warrants have an exercise price of $0.06 per share, and expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred. As a result of the May 2007 1.2 for 1 forward stock split, the effective number of outstanding warrants increased to 18,000,000.

The Company determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock during the nine months ended September 30, 2009 (see note 9). As of September 30, 2009, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature and warrants was $67,448 as of September 30, 2009.

NOTE 9 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2009, the Company issued the following shares of restricted common stock:

         o 65,088,757 shares for payment of $110,000 of principal on the August debenture to YA Global (see Note 8). Associated with the debenture conversion payment was a related decrease in the derivative liability of $62,741.

         o 7,621,580 shares for payment of $7,622 of principal on the August Debenture to YA Global (see Note 8).

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of September 30, 2009, there were no options outstanding from the three Stock Option Plans adopted during 2003 and 2004. Options to purchase a total of 59,200,000 shares of common stock had been issued from the 2006 Stock Option Plan as of September 30, 2009, out of which a maximum of 60,000,000 can be issued. As of June 30, 2009, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also, out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - The Company did not grant any employee options during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company granted options to purchase 12,960,000 shares of common stock to employees, with an associated aggregated fair market value of $105,296.

Option awards to employees are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Most of the options granted previously have vested immediately, and most have had four-year contractual terms.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company's common stock over the most recent period commensurate with the expected term of the option. Prior to 2007, at times the Company granted options to employees in lieu of salary payments, and the pattern of exercise experience was known. Beginning in 2007, options were granted under different circumstances, and the Company has insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms.
Accordingly, in such circumstances, the Company in 2007 began using the simplified method for determining the expected term of options granted with exercise prices equal to the stock's fair market value on the grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As the Company did not grant any employee options during the nine months ended September 30, 2009, no actual assumptions were applicable for the nine months ended September 30, 2009 (see table below):


                                          Three months ended            Nine months ended
                                             September 30,                September 30,
                                         2009            2008          2009           2008
                                    --------------  -------------  -------------  -------------
Expected dividend yield                   -               -              -              -
Risk free interest rate                   n/a             n/a            n/a      1.44% - 2.73%
Expected volatility                       n/a             n/a            n/a       118% - 120%
Weighted average volatility               n/a             n/a            n/a              119%
Expected term (in years)                  n/a             n/a            n/a        2.5 - 2.6
Weighted average fair value per
  share                                   n/a             n/a            n/a             $0.008


A summary of the stock option activity under the Plans as of September 30, 2009, and changes during the nine months then ended is presented below:


                                                                     Weighted-
                                                      Weighted-       Average
                                                       Average       Remaining      Aggregate
                                                       Exercise     Contractual     Intrinsic
                                       Shares           Price          Life           Value
                                    --------------  -------------  -------------  -------------
Outstanding at December 31, 2008        56,160,000  $       0.014
  Granted                                        -  $           -
  Exercised                                      -  $           -
  Forfeited                             (3,000,000) $       0.014
                                    --------------  -------------
Outstanding at September 30, 2009       53,160,000  $       0.014           2.73  $          -
                                    ==============  =============  =============  =============
Excercisable at September 30, 2009      51,360,000  $       0.014           2.75  $          -
                                    ==============  =============  =============  =============

There were no options exercised during the nine months ended September 30, 2009 and 2008. As of September 30, 2009, there was $7,971 in unrecognized compensation cost related to non-vested options outstanding that is expected be recognized over a weighted average period of 2.25 years.

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

In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company's common stock. The initial expiration date of the warrants was August 23, 2009. As part of the Forbearance Agreement (see Note 6) the life of the warrants was extended one year to August 23, 2010. The warrants had an exercise price of $0.06 per share, and vested immediately.

In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1.2 for 1 forward stock split that occurred in 2007, there are warrants outstanding at September 30, 2009, to purchase a total of 36,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

During 2008, in connection with issuing a promissory note, the Company also issued five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. Also during 2008, in connection with entering into an agreement with an outside consultant, the Company also issued four-year warrants to purchase up to 6,000,000 shares of common stock at an exercise price of $0.0125 per share. The Company accounts for these consultant warrants under the provisions of Accounting Standards Codification ("ASC") 505-50, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.

The Company currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (see Note 8).

NOTE 11 - SEGMENT INFORMATION

The Company has four reportable segments: Electronics Assembly, Contract Manufacturing, Marketing and Media, and Beverage Distribution. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. The Beverage Distribution segment manufactures, markets, and distributes Playboy-licensed energy drinks domestically and internationally. The Beverage Distribution segment continues to grow, and the distribution channels, across the country and internationally, continues to gain traction. The company anticipates this segment to become more significant in relation to overall Company operations.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:


                                      Electronics      Contract      Marketing       Beverage
                                       Assembly     Manufacturing    and Media     Distribution      Total
--------------------------------------------------------------------------------------------------------------
Three months ended September 30,
2009
Sales to external customers         $      192,660  $      54,204  $   1,575,421  $     868,656  $  2,690,941
Segment income (loss)                     (847,687)       (37,612)         1,742       (324,583)   (1,208,140)
Segment assets                           3,987,843      1,524,304      8,213,494        803,756    14,529,397
Depreciation and amortization               95,923         64,482          5,894              -       166,299

Three months ended September 30,
2008
Sales to external customers         $      250,621  $     207,982  $   2,086,489  $     557,322  $  3,102,414
Segment income (loss)                   (1,863,270)      (127,643)      (551,027)       283,526    (2,258,414)
Segment assets                           4,761,123      2,103,364      7,761,986        138,636    14,765,109
Depreciation and amortization               96,152         65,182            214              -       161,548

Nine months ended September 30,
2009
Sales to external customers         $    1,050,394  $     333,162  $   5,065,682  $   1,263,292  $  7,712,530
Segment income (loss)                   (1,481,180)      (203,170)      (554,424)      (353,074)   (2,591,848)
Segment assets                           3,987,843      1,524,304      8,213,494        803,756    14,529,397
Depreciation and amortization              288,227        193,584         17,575              -       499,386

Nine months ended September 30,
2008
Sales to external customers         $    1,287,316  $   1,729,694  $   6,303,870  $     882,118  $ 10,202,998
Segment income (loss)               $   (2,935,892) $     101,289  $    (536,149) $     389,325  $ (2,981,427)
Segment assets                           4,761,123      2,103,364      7,761,986        138,636    14,765,109
Depreciation and amortization       $      288,227  $     194,573  $         965  $           -  $    483,765

NOTE 12 - GEOGRAPHIC INFORMATION

The Company currently maintains approximately $438,501 of capitalized tooling costs in China. All other revenue-producing assets are located in the U.S. While the Company ships products overseas on behalf of its customers, those customers are located almost exclusively in the United States.

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

We conduct business through our subsidiaries and divisions: CirTran USA, CirTran Asia, CirTran Products, CirTran Media Group, CirTran Online, and CirTran Beverage. CirTran USA accounted for seven percent and eight percent of our total revenues during the three months ended September 30, 2009 and 2008 respectively, and accounted for 12 percent and 13 percent, respectively, of total revenues for the nine months ended September 30, 2009 and 2008. Revenues were generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Sales were two and four percent of our total revenues during the three months ended September 30, 2009 and 2008, respectively. Sales during the nine-month periods ending September 30, 2009 and 2008 were two and 16 percent of total revenues, respectively.

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. Sales comprised 0 and two percent of total sales for the quarters ended September 30, 2009 and 2008, respectively, and comprised two and 0 percent of total sales for the nine months ended September 30, 2009 and 2008, respectively.

CirTran   Media   provides  end-to-end  services  to  the  direct  response  and entertainment industries. Revenues for CirTran Media were 0 percent and 1 percent of total sales for the quarters ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, revenues were 0 and 3 percent, respectively.

CirTran Online sells products via the Internet, and provides services and support to Internet retailers. In conjunction with partner GMA, revenues from this division were 25 and 33 percent of total revenues during the three months ending September 30, 2009 and 2008, respectively, and were 25 and 20 percent of total revenues during the nine months ended September 30, 2009 and 2008, respectively.

CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we, entered into with PlayBev, a related party who holds the Playboy license. In the future we also anticipate including flavored water beverages and related merchandise. We provide development and promotional services to PlayBev, and pay a royalty based on our product sales and manufacturing costs. Services billed to PlayBev during the three months ended September 30, 2009 and 2008 under this arrangement accounted for 33 and 34 percent of total sales, respectively, while services billed to PlayBev during the nine months ended September 30, 2009 and 2008, totaled 44 and 35 percent, respectively. Sales of energy drink beverages during the three months ended September 30, 2009 and 2008 amounted to 25 percent and 18 percent of total sales, respectively. During the nine months ended September 30, 2009 and 2008 sales of energy drink beverages accounted for 14 and 9 percent of total sales, respectively. We also recorded product distribution revenue of $207,650 for the three and nine months ended September 30, 2009 relating to international energy drink beverage arrangements.

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

Results of Operations

Comparison of the Three and Nine months ended September 30, 2009 and 2008

Sales and Cost of Sales

Net sales decreased to $2,690,941 for the quarter ended September 30, 2009, as compared to $3,102,414 for the quarter ended September 30, 2008, driven by continued softness in the electronics assembly and contract manufacturing segments. Net sales for the nine months ending September 30, 2009, fell $2,490,468 as compared to the same period in 2008. The net sales decreases in 2009 as compared to 2008 are attributable primarily to the effects of the national economic slowdown in our traditional manufacturing segments and a strategic shift into promising segments that will produce immediate sales results and improved profit margins. In our Beverage Distribution segment, we continue to gain momentum as we have experienced a 20 percent increase in our net sales during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, driven by our continued domestic and international expansion of the Playboy Energy Drink beverages.

Cost of sales, as a percentage of sales, decreased to 89 percent from 96 percent for the three months ended September 30, 2009, as compared to the prior year, while cost of sales for the nine months ended September 30, 2009 increased to 89 percent as compared to 85 percent for the nine months ended September 30, 2008. Consequently, the gross profit margin increased to 11 percent from 4 percent, for the three months ended September 30, 2009 and 2008, while the gross profit margin for the nine months ended September 30, 2009 and 2008 decreased to 11 percent from 15 percent. The increases and decreases in gross profit margin were attributable to the significant shift in the sales mix of products and services experienced during 2009 as compared to 2008 and increases in product royalty expenses, which are included in the cost of sales. One of the primary reasons for the difference was the arrangement we have with GMA. Pursuant to our Assignment and Exclusive Services Agreement, we recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. This management fee is included in our cost of revenue. Another reason the gross margin decreased was due to the nature of our manufacturing and distribution agreement with PlayBev. CirTran Beverage invoices PlayBev for beverage development and marketing services, which are very low margin projects. However, we anticipate that gross profit margins for CirTran Beverage will increase during the balance of 2009, as the distribution of the Playboy Energy Drink beverages continues to expand both domestically and internationally.

The following charts present comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media and Beverage Distribution during the three and nine months ended September 30, 2009 and 2008.

Three Months Ended:

                                          Cost of       Royalty        Gross
   Segment     Year         Sales          Sales        Expense       Margin
--------------------------------------------------------------------------------
Electronics    2009    $      192,660  $     170,357  $         -  $     22,303
Assembly       2008           250,621        354,643            -      (104,022)
--------------------------------------------------------------------------------
Contract       2009    $       54,204  $         348  $         -  $     53,856
Manufacturing  2008           207,982        134,283            -        73,699
--------------------------------------------------------------------------------
Marketing      2009    $    1,575,421  $   1,496,649  $         -  $     78,772
/ Media        2008         2,086,489      1,775,493            -       310,996
--------------------------------------------------------------------------------
Beverage       2009    $      868,656  $     358,449  $   374,220  $    135,987
Distribution   2008           557,322        399,816      315,164      (157,658)
--------------------------------------------------------------------------------

Nine Months Ended:

                                          Cost of       Royalty        Gross
   Segment     Year        Sales           Sales        Expense       Margin
--------------------------------------------------------------------------------
Electronics    2009    $    1,050,394  $     721,512  $         -  $    328,882
Assembly       2008         1,287,316      1,048,108            -       239,208
--------------------------------------------------------------------------------
Contract       2009    $      333,162  $     128,970  $         -  $    204,192
Manufacturing  2008         1,729,694      1,103,650            -       626,044
--------------------------------------------------------------------------------
Marketing      2009    $    5,065,681  $   4,819,642  $         -  $    246,039
/ Media        2008         6,303,870      5,445,244            -       858,626
--------------------------------------------------------------------------------
Beverage       2009    $    1,263,292  $     585,805  $   603,852  $     73,635
Distribution   2008           882,118        635,125      426,154      (179,161)
--------------------------------------------------------------------------------

Selling, General and Administrative Expenses

During the three months ended September 30, 2009, selling, general and administrative expenses decreased $348,571 as compared to the same period during 2008, while selling, general and administrative expenses decreased $1,283,392 during the nine months ended September 30, 2009 as compared to the same period during 2008. The primary reason for the decrease was the slowing of advertising and media promotion spending during the nine months ended September 30, 2009, together with the reduction of travel and legal expenses. As mentioned previously, not only has the effects of the national economic decline resulted in a decrease in cable assembly and electronic orders from our traditional customers, but we have experienced a softening of sales in all segments, with the exception of our Beverage Distribution segment, driving the decrease in advertising and media promotion spending and travel expenditures. These cost savings were offset somewhat by increases in insurance, amortization and freight out expenses.

Non-cash compensation expense

Compensation expense in connection with granting options to employees to purchase common stock has decreased significantly during the three and nine months ended September 30, 2009, as compared to the prior year as no options were granted during the three and nine months ended September 30, 2009.

Other income and expense

Major components of other income and expense were as follows:

         o Interest expense for the three and nine months ended September 30, 2009 was $301,158 and $868,965, respectively as compared to $458,539 and $1,502,540 for the comparative period in 2008, a decrease of 34 percent and 42 percent, respectively. The decrease is the result of a combination of reduced interest expense on the convertible debentures and the elimination of the mortgage on our building through a sale and leaseback arrangement.

         o Interest income for the three and nine months ended September 30, 2009 was $132,857 and $375,772, respectively. Interest income for the three and nine months ended September 30, 2008 was $75,125 and $137,431. The increase in 2009 is the result of the interest earned on the balance owed by Playbev for services provided by us.

         o        During  the  first quarter of 2008, we arrived at a settlement
                  agreement   in  connection  with  litigation,  and  were  paid
                  $300,000 to resolve all claims.

         o We also recorded a loss of $382,940 on our derivative valuation for the quarter ended September 30, 2009, as compared to a loss of $867,138 derived during the quarter ended September 30, 2008. For the nine months ended September 30, 2009 we recorded a gain of $22,216 on our derivative valuation, as compared to a $838,024 gain during the nine months ended September 30, 2008. The difference resulted from the varying valuations calculated during the respective periods, taking into account differing debt levels of the underlying convertible debentures, along with the varying market values of our common stock.

As a result, we recorded a loss of $1,208,140 during the three months ended September 30, 2009, resulting in a net loss for the nine months ended September 30, 2009 of $2,591,848. During the three and nine months ended September 30, 2008, we recorded net losses of $2,258,414 and $2,981,427, respectively.

Liquidity and Capital Resources

Our operating expenses are currently greater than our revenues. We have had a history of losses, and our accumulated deficit was $35,917,265 at September 30, 2009, and $33,325,415 at December 31, 2008. Our net loss for the first nine months of 2009 was $2,591,848, compared to $2,981,427 for the first nine months of 2008. Our current liabilities exceeded our current assets by $6,251,578 as of September 30, 2009, and $4,244,213 as of December 31, 2008. The driving factors for the difference were a combination of increases in short-term accounts payable and other accrued liabilities. For the nine months ended September 30, 2009, we experienced negative cash flows from operating activities of $2,468,658, as compared to negative cash flows from operations of $3,361,754 during the nine months ended September 30, 2008

Cash

For the nine months ended September 30, 2009, we experienced negative cash flows from operating activities of $2,468,658 primarily to support modest inventory increases and both trade and related party receivables. The balance of the difference in cash used, as compared to cash provided, by operations during the first nine months of 2009 and 2008 was the result of the differences in various non-cash elements of gain and loss such as depreciation, accretion and amortization expenses, and the changes in derivative valuations on the convertible debentures and related warrants.

Accounts Receivable

Trade accounts receivable increased $110,690 as of September 30, 2009, as compared to December 31, 2008, driven by increased Playboy energy drink related revenue during the nine months ended September 30, 2009. Our receivable due from related party increased $1,526,682 during the nine months ended September 30, 2009. We agreed to provide services to PlayBev for initial development, marketing, and promotion of the energy drink. We bill these services to PlayBev and record the amount as a related party account receivable.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities owing as of September 30, 2009, increased a combined $4,103,554 when compared to corresponding year-end amounts at December 31, 2008. Accounts payable increased by $470,554 during the first nine months of 2009, while short term advances payable and other accrued liabilities increased by a combined $3,633,000 as compared to the December 31, 2008, year-end amounts, driven by an increase in bridge loans and related accrued interest.

Liquidity and financing arrangements

We have a history of substantial losses from operations, and of using rather than providing cash in operations. We had an accumulated deficit of $35,917,265 along with a total stockholders' deficit of $2,763,243 at September 30, 2009. In addition, during the nine months ended September 30, 2009; we have used, rather than provided, cash in our operations. Our monthly operating costs plus interest expense payable in cash averaged approximately $500,000 per month during the nine months ended September 30, 2009.

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

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. The balance of accrued interest owed at September 30, 2009, was $31,582.

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

We determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of that date, the carrying value of the Debenture was $970,136, which was the remaining face value of the debenture. The carrying value of the Debenture as of September 30, 2009, was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature as of September 30, 2009, was $0.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds was used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and are being amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008, Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock. No Debenture principal or accrued interest was converted during the nine months ending September 30, 2009.

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

At any time, YA Global may elect to convert principal amounts owing on the December Debenture into shares of our common stock at a conversion price equal to an amount equal to the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date. We have the right to redeem a portion or the entire December Debenture then outstanding by paying 105 percent of the principal amount redeemed plus accrued interest thereon. Interest expense accrued during the nine months ending September 30, 2009 totaled $134,630. The balance of accrued interest owed at September 30, 2009, was $465,534.

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

We determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted over the life of the December Debenture until August 31, 2008, a former maturity date, at which time the principal value of the December Debenture reached $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of September 30, 2009, was $0.

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and are being amortized over the life of the December Debenture.

As of September 30, 2009, YA Global had not converted any of the December Debenture into shares of our common stock. There was no activity associated with the debenture during the nine months ended September 30, 2009 other than $134,630 of accrued interest expense on the debenture. As a result, the carrying value of the debenture remains $1,500,000 as of September 30, 2009.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest is payable at the time of maturity or conversion. We may, at our option, elect to pay accrued interest in cash or shares of our common stock. If paid in stock, the conversion price shall be the closing bid price of the common stock on either the date the interest payment is due or the date on which the interest payment is made. Interest expense accrued during the nine months ending September 30, 2009 totaled $95,038. The balance of accrued interest owed at September 30, 2009, was $369,732.

YA Global is entitled to convert, at its option, all or part of the principal amount owing under the August Debenture into shares of our common stock at a conversion price equal 105 percent of the lowest closing bid price of our common stock for the twenty trading days immediately preceding the conversion date.

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

We determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. The carrying value will be accreted each quarter over the life of the August Debenture until the carrying value equals the face value of $1,500,000. During the year ended December 31, 2008 YA Global chose to convert $341,160 of the convertible debenture into 139,136,360 shares of common stock. During the nine months ended September 30, 2009, YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock. As of September 30, 2009 the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability stemming from the August Debenture's conversion feature as of September 30, 2009, was $67,448.

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

The Forbearance Agreement noted that the Company had requested that YA forbear from enforcing its rights and remedies under the Financing Documents, and sets forth the agreement between the Company and YA with respect to such forbearance.

Specifically, the Company agreed to waive any claims against YA, and released any such claims the Company may have had. The Company also ratified its obligations under the Financing Documents; agreed to the satisfaction of certain conditions precedent, including the entry into a Global Security Agreement
(discussed below), a Global Guaranty Agreement (discussed below), and an amendment of a warrant granted to YA in connection with the issuance of the August Debenture; agreed to seek to obtain waivers from the Company's landlords at its properties in Utah, California, and Arkansas; agreed to seek to obtain deposit account control agreements from the Company's banks and depository institutions; and to repay the Company's obligations under the Debentures on the following schedule:

         i.       $125,000  on  August 11,  2009 (at  the time of signing of the
                  Agreement);
         ii.      $150,000 on September 1, 2009;
         iii.     $150,000 on October 1, 2009;
         iv.      $200,000 on November 1, 2009;
         v.       $200,000 on December 1, 2009;
         vi.      $250,000 on January 1, 2010;
         vii.     $250,000 on February 1, 2010;
         viii.    $300,000 on March 1, 2010;
         ix.      $300,000 on April 1, 2010;
         x.       $300,000 on May 1, 2010;
         xi.      $300,000 on June 1, 2010;
         xii.     $300,000 on July 1, 2010; and
         xiii. the remaining balance of the Obligations to be paid in full on or before the earlier of (i) the occurrence of a Termination Event (as defined in the Forbearance Agreement), or (ii) 3:00
                  P.M.  (New   York  Time)  on  July  1, 2010 (hereinafter,  the
                  "Termination Date").

Pursuant to the Forbearance Agreement, the parties agreed that the Company, subject to the consent of YA, could choose to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment date.

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

All payments scheduled to have been made as of the date of this filing have been remitted as required.

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

We have also recorded revenue using a "Bill and Hold" method of revenue recognition. ASC 605, imposes several requirements to be met in order to recognize revenue prior to shipment of product.

The criteria are the following:

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

We signed an Assignment and Exclusive Services Agreement with GMA, a related party, whereby revenues and all associated performance obligations under GMA's web hosting and training contracts were assigned to us. Accordingly, this revenue is recognized in our financial statements when it is collected, along with our revenue of CirTran Online Corporation.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2008, it was determined that the Company's investment in Diverse Talent Group was impaired, and the company recorded a loss on investment in the amount of $1,068,000. Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense for the three and nine months ended September 30, 2009 was $111,114 and $333,341, respectively. Amortization expense was $105,972 and $317,269 for the three and nine months ended September 30, 2008, respectively.

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

Registration  Payment  Arrangements  - On January 1, 2007, we adopted ASC 815-40
"Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" and ASC 450-10, Accounting for Contingencies. A registration payment arrangement is an arrangement where (a) we have agreed to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or
(b) we will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if we fail to meet those requirements. When we issue an instrument coupled with these registration payment requirements, we estimate the amount of consideration likely to be paid under the agreement, and offset such amount against the proceeds of the instrument issued. The estimate is then reevaluated at the end of each reporting period, and any changes recognized as a registration penalty in the results of operations. We have instruments that contain registration payment arrangements. The effect of implementing this guidance has not had a material effect on the financial statements because we consider the probability of payment under the terms of the agreements to be remote.

Accounting for Sale / Leaseback Transactions - We sold our Salt Lake City, Utah, building in a sale/leaseback transaction, and reported the gain on the sale as deferred revenue to be recognized over the term of lease pursuant to ASC 840-10, Accounting for Leases.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at September 30, 2009, had fixed interest rates and were therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2009. We do not enter into financial instruments for trading or speculative purposes and do not utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

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

As of the end of the period covered by this report, our Chief Executive Officer / Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer / Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2009.

Changes in Internal Control over Financial Reporting

During the three and nine months ending September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In a subsequent pleading, Mr. Dodo and ABS alleged that we had breached the settlement agreement. That claim has been settled. As of the date of this report, $124,000 remains unpaid to ABS as part of the payment which the Company has agreed to pay ABS equal to $435,000 less the royalty payments made to date. Management subsequently learned that ABS sought and obtained default judgment against the Company in California. Management believes the default judgment was wrongfully entered, and we intend to vigorously defend against the default. The Company has retained California counsel to assist in our efforts to set aside the default judgment. The parties have also undertaken settlement discussions.

A&A Smart Shopping v. CirTran Beverage Corp., California Superior Court, Los Angeles County, KC054487. Plaintiff A&A Smart Shopping ("A&A") filed a complaint against CirTran Beverage Corporation ("CirTran Beverage") and John Does 1-100, claiming breach of contract and intentional interference with economic relations, based on a distribution agreement between A&A and CirTran Beverage. On February 9, 2009, CirTran Beverage filed its answer, claiming that A&A had materially breached the Distribution Agreement, and that CirTran Beverage had terminated the Distribution Agreement. The case is proceeding through discovery, and a trial is set for January 2010. CirTran Beverage intends to defend vigorously against all allegations in this matter.

Apex Maritime Co. (LAX), Inc. v. CirTran Corporation, CirTran Asia, Inc., et al., California Superior Court, Los Angeles County, SC098148. Plaintiff Apex Maritime Co. (LAX), Inc. ("Apex") filed a complaint on May 8, 2008, against the Company and CirTran Asia, the Company's subsidiary, claiming breach of contract, nonpayment on open book account, non-payment of an account stated, and non-payment for services, seeking approximately $62,000 against the Company and $121,000 against CirTran Asia. The Company and CirTran Asia answered on June 9, 2008. The parties subsequently entered into a Release and Settlement Agreement pursuant to which the Company and CirTran Asia agreed to pay an aggregate of $195,000 in monthly payments. In the event of default under the Release and Settlement Agreement, the Plaintiffs could file a Stipulation for Entry of Judgment in the amount of $195,000, minus any amounts paid under the Release and Settlement Agreement. On February 26, 2009, the Stipulation of Judgment was filed, granting the California court jurisdiction to enforce the Release and Settlement Agreement. On March 3, 2009, the court entered its judgment pursuant to the Release and Settlement Agreement. On April 23, 2009, a Judgment Enforcing Settlement was entered against CirTran Corporation and CirTran Asia, Inc., jointly and severally in the principal amount of $173,000, plus fees of $1,800 and costs of $40. Supplemental proceedings are scheduled for December 11, 2009, in West Jordan Utah, Third Judicial District Court.

Jimmy Esebag v. CirTran Beverage Corp., Fadi Nora, et al., California Superior Court, Los Angeles County, BC396162. On August 12, 2008, the plaintiff filed a complaint against CirTran Beverage and Mr. Nora bringing claims of breach of contract, fraud, and defamation (solely against Mr. Nora) alleging non-payment of a fee of $1,000,000. The defendants filed their answer on October 2, 2008. The parties settled this matter in September 2009.

Fortune Resources LLC v. CirTran Beverage Corp., Civil No. 090401259, Third Judicial District Court, Salt Lake County, State of Utah. On February 5, 2009, the plaintiff filed a complaint against CirTran Beverage, claiming non-payment for goods in the amount of $121,135. CirTran Beverage filed its answer on March 10, 2009, denying the allegations in the Complaint. The parties settled this matter in September 2009.

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

Jamie Jackson v. CirTran Corporation, Civ No. 090909208, Third Judicial District Court, State of Utah. The complaint alleges claims sounding in contract and seeking damages. On July 10, 2009, the Third District Court Clerk signed a Default Certificate. The plaintiff seeks default judgment in the total amount of $14,941.80. The parties settled this matter and plaintiff voluntarily dismissed the action in October 2009.

Anixter Inc., /Wire & Cable v. CirTran Corporation, Civ No. 090409843, Third Judicial District Court, State of Utah. The complaint alleges claims sounding in contract for goods and or services supplied and seeking damages of approximately $32,000.00. The parties have settled the case for $16,000.00, and the action was dismissed in August 2009.

American Express Travel Related Services, Inc., v. CirTran Corporation, Civ. No. 090417742, Third Judicial District Court, State of Utah. The complaint alleges contract claims under which the plaintiff seeks to recover $105,978.31 plus attorneys fees and costs. The Company is evaluating the plaintiff's claims. The parties have also undertaken settlement discussions.

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

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated there under.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  Other Information

None

Item 6.  Exhibits

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

  10.67 Forbearance Agreement between CirTran Corporation and YA Global Investments (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on August 17, 2009, and incorporated herein by reference).

  10.68 International Distribution Agreement between CirTran Beverage Corp. and Tobacco Holding Group Sh.p.k. (previously filed as an exhibit to the Annual Report on Form 10-K/A, filed with the Commission on November 16, 2009, and incorporated herein by reference)(Portions of the Agreement have been redacted pursuant to a request for confidential treatment filed with the U.S. Securities and Exchange Commission.)

  10.69 Stock Purchase Agreement between CirTran Corporation and Iehab Hawatmeh (previously filed as an exhibit to the Quarterly Report filed August 19, 2009, and incorporated herein by reference).

  10.70 Stock Purchase Agreement between CirTran Corporation and Fadi Nora Hawatmeh (previously filed as an exhibit to the Quarterly Report filed August 19, 2009, and incorporated herein by reference).

     31           Certification of President / Chief Financial Officer

     32 Certification pursuant to 18 U.S.C. Section 1350 - President / Chief Financial Officer


                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the understood thereunto duly authorized.

                              CIRTRAN CORPORATION

                                         /s/ Iehab Hawatmeh
                                         --------------------------------------
Dated: November 20, 2009                 By: Iehab Hawatmeh
                                         President, Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                         /s/ Iehab Hawatmeh
                                         --------------------------------------
Dated: November 20, 2009                 By: Iehab Hawatmeh
                                         President, Chief Financial Officer,
                                         Principal Executive Officer,
                                         Principal Financial Officer and
                                         Director

--------------------------------------------------------------------------------