Form 10-K
period 2009-12-31
CIRTRAN CORP
filed 2010-04-16
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X]           Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009F

[  ]           Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to ______________

Commission file number 000-49654

CIRTRAN CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ ]  No  [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year: $9,732,855.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2009, was $4,450,651.

As of April 15, 2010, the issuer had outstanding 1,498,972,923 shares of Common Stock, par value $0.001.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Documents incorporated by reference: None.

PART I

ITEM 1.               BUSINESS

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

CORPORATE BACKGROUND AND OVERVIEW

In 1987, Cirtran Corporation (the “Company” or “we”) was incorporated in Nevada under the name Vermillion Ventures, Inc., for the purpose of acquiring other operating corporate entities. We were largely inactive until July 1, 2000, when our wholly owned subsidiary, CirTran Corporation (Utah) acquired substantially all of the assets and certain liabilities of Circuit Technology, Inc. (“Circuit”).

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

Corporate Overview - We conduct our business principally through seven wholly-owned subsidiaries or divisions:

•	CirTran Corporation ("CirTran USA");
•	CirTran - Asia, Inc. ("CirTran Asia");
•	CirTran Products Corp. ("CirTran Products");
•	CirTran Media Corp. ("CirTran Media");
•	CirTran Online Corp. ("CirTran Online");
•	CirTran Beverage Corp. ("CirTran Beverage"); and
•	Racore Technology Corporation ("Racore").

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

As of December 31, 2009 and 2008, approximately 13 percent and 12 percent, respectively, of our revenues were generated by low-volume electronics assembly activities, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. We also assemble higher-level subsystems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low-to medium-volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production.

In an effort to operate more efficiently and focus resources on higher margin areas, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company ("Katana") entered into certain agreements to reduce its costs (discussed more fully in Note 18).  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company's property.  Under the Assignment and Assumption Agreement, the Company transferred its right, title, interest, obligations and duties in, under and to all of the Company’s open and active purchase orders relating to its legacy electronics manufacturing business existing as of March 5, 2010, which Katana agreed to assume.  Pursuant to the Equipment Lease, the Company leased certain equipment to Katana for use in filling the purchase orders transferred.  The term of the Equipment Lease is for a term of two months, with automatic renewal periods of one month each.  The base rent under the Equipment Lease is $1,000 per month.  Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease is for two (2) months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and offshore.

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

The Company has developed several fitness and exercise products, and products in the household and kitchen appliance and health and beauty aids markets that are manufactured in China. Sales of these products comprised approximately 2 percent and 13 percent of revenues reported in 2009 and 2008, respectively. We anticipate that offshore contract manufacturing will play an increased role moving forward.

CirTran Products

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including products in areas such as: home/garden, kitchen, health/beauty, toys, licensed merchandise, and apparel for film, television, sports, and other entertainment properties. Licensed merchandise and apparel is defined as any item that bears the image, likeness, or logo of a product, or a person such as a well-known celebrity, that is sold or advertised to the public. Licensed merchandise and apparel are sold and marketed in the entertainment and sports franchise industries. Sales of these products comprised 1 percent of total revenues in each of the years 2009 and 2008. We have concentrated our product development efforts into three areas, home and kitchen appliances, beauty products and licensed merchandise. We anticipate that these products will be introduced into the market either under one uniform brand name or under separate trademarked names owned by CirTran Products. We are presently preparing to launch various programs where CirTran Media will operate as the marketer, campaign manager and distributor in various product categories including beauty products, entertainment products, software products, and fitness and consumer products.

CirTran Media

In 2006, we formed Diverse Media Group, now known as CirTran Media, to provide end-to-end services to the direct response and entertainment industries. We are developing marketing production services, and preparing programs in which CirTran Media will operate as the marketer, campaign manager and/or distributor for beauty, entertainment, software, and fitness consumer products. In 2006, we entered into an agreement with Diverse Talent Group, Inc., a California corporation ("DT"), whereby DT agreed to provide outsourced talent agency services in exchange for growth financing. In March 2007, we mutually agreed with DT to terminate the agreement, and assigned to DT the name "Diverse Media Group." Revenues earned by this subsidiary were 0 percent and 2 percent of total revenues during 2009 and 2008, respectively.

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

CirTran Online

During the first quarter of 2007, we started CirTran Online to sell products via the internet; to offer training, software, marketing tools, web design and support, and other e-commerce related services to entrepreneurs; and to telemarket directly to customers. As part of CirTran Online's business plan, we entered into an agreement with Global Marketing Alliance ("GMA"), a Utah limited liability company specializing in providing services to eBay sellers, conducting internet marketing seminars, and developing and hosting web sites. Revenues derived from the arrangement with GMA comprised 26 percent and 24 percent of total revenue in 2009 and 2008, respectively.

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

Two versions of the Playboy energy drink, regular and sugar-free with 8.4 oz cans, have been developed. During 2007, PlayBev and the Company conducted focus group taste tests to determine the best flavor and ingredients; publicized the new drink via promotional bus tours, celebrity-attended activities, and magazine ads; and negotiated with production facilities and distribution groups.  During 2008, the Company secured distribution contracts and the drink began selling in New England, Florida, Atlanta, Oklahoma, and California. We also developed 16 oz cans for the same two versions based on demand. Another promotional bus tour began in Las Vegas at the end of February 2008, and the following month continued into Florida. In 2009, we expanded sales both domestically and internationally.  We currently have sales and distribution networks in 27 countries, including Eastern Europe, South Africa, Australia and India, and we anticipate continued growth. Energy drink sales in 2009 and 2008 accounted for 18 percent and 11 percent of total sales, respectively, and billings to PlayBev for development and marketing services accounted for 40 percent and 37 percent of our total sales for 2009 and 2008, respectively.

Racore Technology Corporation

Through our subsidiary, Racore Technology Corporation ("Racore"), we provide engineering design services to customers of some of our other subsidiaries.

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

In 2004, we began manufacturing the AbRoller, a type of an abdominal fitness machine, under an exclusive manufacturing agreement. From inception, we have shipped approximately $3.4 million of this product to date. We anticipate shipping additional units of this product.

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

In 2006, we entered into an exclusive, five-year manufacturing agreement for the CorEvolution(TM) product. The customer committed to minimum orders, amounting to $1.2 million in revenues during the first year, $1.8 million during the second year and $2.4 million during the third year. This product is uniquely designed to strengthen and rehabilitate the lower back and adjacent areas of human body. Since inception shipments of this product exceeded the agreed-upon minimum orders.

In June 2007, we entered into a five-year, exclusive agreement with Full Moon Enterprises of Nevada to license a new product for the sold-on-TV market. A patent application for The Ball Blaster (TM) was filed by the inventor, who granted the Company the worldwide marketing and distribution rights to this product. We will pay a royalty to the licensor for each unit sold. During 2008 and 2009, we continued our marketing efforts for this product by meeting with potential celebrity spokespersons intended to appear in related infomercials.  However, as of the date of this Report, no products have been sold.

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

Subsequently, we entered into a contract with another direct marketing company to sell TCP units internationally, along with other ancillary hair products, and have generated an additional $2.3 million in sales. During 2007, we also began a direct TV test marketing program.  In 2008 we initiated TV marketing programs and we sold $310,000 of TCP products during the first half of the year.  We then decided to revamp the marketing programs and anticipate devoting additional resources to the marketing programs moving forward.

In 2006, we signed a three-year, exclusive agreement with Arrowhead Industries, Inc. to manufacture the Hinge Helper, a unique, do-it-yourself home utility hand tool. We produced an initial batch of 1,500 units in conjunction with an anticipated infomercial, but were disappointed at the results of media testing. We signed another four-year licensing agreement in February 2007 to market the product over the internet, through direct marketing, and through retailers; however, significant sales of this product had not yet been achieved as of the date of this report.

In November 2006, we entered into an exclusive agreement with Beautiful Eyes(R), Inc. for a new "hot lashes" product to be sold via infomercials and through retailers. Through the end of 2007, we worked with the customer, developing the product and submitting samples for approval. The infomercial for the product was completed during 2008.  We anticipate initiating market tests in the near future.

In February 2007, we announced completion of an infomercial featuring former heavyweight boxing champion Evander Holyfield and The Real Deal Grill™, an indoor/outdoor cooking appliance. Media testing took place in the fall of 2007. Sales of approximately $10,000 resulted, and certain changes were made to the infomercial. We have contracted with another media company for infomercial airings and distribution, and during early 2008 decided to make additional changes to the infomercial to determine if a roll-out was justified. During 2008 we also completed retail packaging design for this product and presented the product to major retailers.  We continue sell the product with online retailers and we continue to work with other leading retailers to order to bring the Real Deal Grill to their shelves in the near future.

Also in February 2007, we signed an agreement to manufacture and market a patent-pending, hand-held luggage handle and scale, convenient for travelers to weigh suitcases or packages. During 2007, we worked to develop a final version of the product, and in 2008 we finished packaging design. We are working to develop multiple channels for this unique product.

In March 2007, we entered into a contract with Easy Life Products Corporation to manufacture and market a new beauty product involving a pencil compact with related accessories. We plan to continue working with the inventor in order to complete the final version of the product.

Beverages (CirTran Beverage)

During 2007, we developed two versions of the Playboy-labeled energy drink: regular and sugar-free. Other products considered under the PlayBev agreement are flavored water beverages and related merchandise. During 2007, we also initiated a promotional marketing program, whereby contacts were made with several celebrities who helped publicize the new energy drinks. Additionally, we ran a college-town bus tour throughout the Southwest United States, and the geographic area of the NCAA’s Southeastern Conference. Ads were placed in college-oriented editions of magazines, and we developed collateral materials used to support the product in the college marketplace. A focus group taste test was conducted by Alder-Weiner Research, and the results proved favorable with regards to flavor and ingredients.

During the fourth quarter of 2007 and first part of 2008, the Company secured distribution contracts for the Playboy energy drink and began selling them throughout the United States.  Approximately $205,000 in preliminary beverage sales was collected during the fall of 2007.

Another promotional bus tour began in Las Vegas at the end of February 2008 and continued through November 2008 to various destinations throughout the United States.  During 2008, additional promotional activities were also put in place.  Beverage sales for the year ended December 31, 2009 and 2008, were $1.8 million and $1.5 million, respectively.

During the latter part of 2008 we announced that we had signed an international distribution agreement for the new line of Playboy-branded energy in Mexico.  We continue to expand internationally, having signed international distribution agreements to distribute our line of Playboy-branded energy drinks to 27 countries, including Australia, New Zealand, Albania,, India, Lebanon, Mexico, Nigeria, Russia, South Africa, South Korea, Spain, Egypt, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, Serbia, Slovakia, Slovenia, and Turkey.  During the year ended December 31, 2009, we recorded revenues totaling $1,249,283 relating to Playboy-branded energy drink products sold and distributed internationally.

Media/Online Marketing Services (CirTran Media, CirTran Online)

In October 2005, we opened a satellite office in Los Angeles, with a two year lease, in accordance with a planned internal expansion program.   In November 2007, a new office space was leased (3 year term) in Los Angeles to house personnel involving CirTran Asia-related product transportation, along with activities connected with our beverage business.  In 2008, the Los Angeles office was used almost exclusively for our beverage business.

In early 2007, we signed a three-year, Assignment and Exclusive Services Agreement with GMA, founded by Mr. Sovatphone Ouk, and its affiliate companies, Online Profit Academy, LLC, and Online 2 Income, LLC, including Webprostore.com and Myitseasy.com. Based in the Salt Lake area, these companies offer a wide range of services for e-commerce, including eBay sellers. We plan to work closely with the GMA companies to sell products via the internet, and to offer training, software, marketing tools, web design and support, as well as other e-commerce related services to internet entrepreneurs. Through the GMA companies, we also intend to telemarket directly to buyers of our products and services. We also signed a three-year employment agreement with Mr. Ouk to serve as Senior Vice President of our new CirTran Online subsidiary. GMA and its affiliate companies offer a range of complementary capabilities and products for e-commerce, including seminars on how to buy and sell on the World Wide Web. GMA is experienced in building e-commerce websites, and currently hosts sites for internet entrepreneurs. Both agreements remained in effect during 2008 and 2009.

Electronics Products (CirTran USA, Racore)

Since 1993, we have devoted resources to our traditional electronics business and product lines. We manufacture all of our electronics products through CirTran USA, and provide some engineering services through Racore.

As previously disclosed in a Current Report on Form 8-K, filed March 11, 2010, in an effort to operate more efficiently and focus resources on higher margin areas, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”) entered into certain agreements to reduce its costs (discussed more fully in Note 18).  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease is for two (2) months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and off shore.  Nothing in the agreements prevents the Company from acquiring new contracts if and when desired.

An overview and summary of the agreements follows.  The summaries of the terms and conditions of agreements do not purport to be complete, and are qualified in their entirety by reference to the full text of the agreements.

Assignment and Assumption Agreement

The Assignment and Assumption Agreement, dated March 5, 2010, between the Company and Katana (the “Assignment Agreement”) sets forth the terms and conditions of the Company’s transfer of its right, title, interest, obligations and duties in, under and to all of the Company’s open and active purchase orders relating to its legacy electronics manufacturing business existing as of March 5, 2010 (the “Purchase Orders”).  In exchange for the assignment of Purchase Orders, Katana agreed to assume all obligations under and service the Purchase Orders and indemnify the Company from any losses or claims arising from or under the Purchase Orders as of the date of the Assignment Agreement.

The Company made standard representations regarding the ownership and status of the Purchase Orders in connection with the assignment.

Sublease Agreement

In connection with the assignment of the Purchase Orders pursuant to the Assignment Agreement, the Company entered into a Sublease Agreement with KATANA (the “Sublease”).  The Company leases from Don L. Buehner the real property and its improvements located at 4125 South 6000 West, West Valley, Utah, 84128 (the “Premises”).  Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse, electronics product manufacturing and assembly area, and office space used as of the close of business on March 4, 2010, for the legacy electronics manufacturing business of the Company.

The term of the Sublease is for two (2) months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.

Equipment Lease

In connection with the assignment of the Purchase Orders pursuant to the Assignment Agreement, the Company entered into an Equipment Lease with KATANA (the “Equipment Lease”) for the lease of certain machinery and equipment related to the Company’s divested legacy electronics manufacturing business.

The term of the Equipment Lease is two (2) months with automatic renewal periods of one month each.  The base rent under the Equipment Lease is $1,000 per month.  The Equipment Lease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.

INDUSTRY BACKGROUND

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

We have concentrated our focus on promoting four operating business segments.  These segments include Beverage Distribution, Marketing and Media, Contract Manufacturing and Electronics Assembly.

Beverage Distribution

We feel that our beverage business will continue to have a substantial impact on our business. The New Age Beverage industry is still on the move. According to Beverage Digest, a trade publication covering the non-alcoholic beverage industry, caffeinated energy drinks have become the fastest-growing sector of the $93 billion domestic beverage industry. Sales of energy drinks grew 700 percent over the past five years, and continue to grow at an annual rate of 72 percent, according to beverage industry consultants. This industry is growing due to current attention to new brands, non-coffee drinkers, and people interested in health and fitness. By directing products to specific groups such as extreme sports enthusiasts, energy drinks target consumer groups made up primarily of male teenagers and young people in the 20's age bracket.

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

We have hired qualified personnel to support new ventures, and in 2006 we opened a dedicated office in Bentonville, Arkansas, to directly service the Wal-Mart market. As additional product lines are added, we plan to increase our marketing staff.

Marketing and Media

We currently provide product marketing services to the direct response and retail markets for both proprietary and non-proprietary products. This segment provides campaign management and marketing services for both the Direct Response, Retail and Beverage Distribution markets. We provide marketing and media services to support our own product efforts, and offer to customers marketing service in channels involving television, radio, print media, and the internet.

Electronics Assembly

As described above, in an effort to operate more efficiently and focus resources on higher margin areas, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”) entered into certain agreements to reduce its costs (discussed more fully in Note 18).  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease is for two (2) months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and off shore.

SUPPLIERS, SUBCONTRACTORS, AND RAW MATERIALS

We utilize subcontractors, both domestically and internationally (particularly in China), to manufacture products that we choose not to produce ourselves. We have arrangements with co-packing bottling companies, along with can manufacturers to provide us with products for energy drink beverage distribution. This strategy has proved effective and is allowing us the ability to maintain a lean operational structure and the opportunity to generate increased profit margins.

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

RESEARCH AND DEVELOPMENT

The Company has five primary product and service areas: fitness and exercise products; household and kitchen appliances and health and beauty aids; electronic products; media/online marketing services; and beverages. During 2009 and 2008, we spent approximately $63,000 each year on research and development of new products and services. The costs of that research and development were billed to specific customers. In addition, our wholly-owned subsidiary, Racore, spent approximately $10,000 during each of those respective years developing technologies intended to eventually be used in new products sold through other CirTran subsidiaries. We will continue to provide Racore's technical expertise to develop and enhance our product line when, and if future demand may arise.

We possess advanced design and engineering capabilities with experienced professional staff at our Salt Lake City, Utah office for electrical, software, mechanical and industrial design. This provides our customers a total solution for original design, re-design and final design of products.

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

Historically, we have had substantial recurring sales from existing customers.  With the growth of the beverage distribution sales, we are rapidly gaining new customers both domestically and internationally. We consider sales and marketing as an integrated process involving direct salespersons and project managers, as well as senior executives. We also use independent sales representatives in certain geographic areas. We have also engaged strategic consulting groups to make strategic introductions to generate new business. This strategy has proven successful, and has already generated multiple manufacturing contracts.

In 2009, 25 percent of our net sales were derived from new customers, whereas during 2008, 12 percent of our net sales were sourced from new customers. The growth in new customer acquisition is driven by the domestic and international growth of the Playboy-licensed energy drink sales.  During 2009, nearly 50 percent of the sales from recurring customer sales were related to sales to PlayBev and revenue derived via the GMA contract.  Sales to PlayBev consist of beverage marketing and development services billed by CirTran Beverage.  In 2008, our largest pre-existing customer, PlayBev, accounted for approximately 29 percent of our net sales, which sales consisted of beverage development and marketing services. Our two largest non-beverage related customers were Dynojet and Evolve, which each accounted for approximately seven percent of net sales in 2008.  We anticipate beverage-related sales and services, together with sales from our contract manufacturing segment, to continue providing the majority of our net sales.

Our expansion into manufacturing in China has allowed us to increase our manufacturing capacity and output with minimal capital investment required. By using various subcontractors we leverage our upfront payments for inventories and tooling to control costs and receive benefits from economics of scale in Asian manufacturing facilities. These expenses can be upwards of $100,000 per product. Typically, and depending on the contract, the Company will prepay some factories anywhere from 10 percent to 50 percent of the purchase orders for materials. In exchange for theses financial commitments, the Company receives dedicated manufacturing responsiveness and eliminates the costly expense associated with capitalizing completely proprietary facilities.

The Company also has contracts that require minimum quantity purchase orders over periods terminating between 2010 and 2019.   If the full minimum quantity orders are purchased under these current agreements, they would generate upwards of $500,000,000 in revenues to the Company. The majority of these international distribution contracts are based on minimum orders they are required to purchase during the term of the contract to maintain their rights of selling the Playboy Energy Drink.  Revenue under these contracts is not recognized until ordered products have been shipped. There is no assurance, except for the upfront deposits, that the parties to these agreements will meet their obligations for the minimum quantity or any level of purchases required under their respective agreements.

During a typical contract manufacturing sales process, a customer provides us with specifications for the product it wants, and we develop a bid price for manufacturing a minimum quantity that includes manufacture engineering, parts, labor, testing, and shipping. If the bid is accepted, the customer is required to purchase the minimum quantity, and additional product is sold through purchase orders issued under the original contract. Special engineering services are provided at either an hourly rate or at a fixed contract price for a specified task.

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

Broadata Agreement

In 2004, we entered into a stock purchase agreement with Broadata Communications, Inc., a California corporation (“Broadata”).  Under which agreement we purchased 400,000 shares of Broadata Series B Preferred Stock (the “Broadata Preferred Shares") for an aggregate purchase price of $300,000. The Broadata Preferred Shares are convertible, at our option, into an equivalent number of shares of Broadata common stock, subject to adjustment. The Broadata Preferred Shares are not redeemable by Broadata.  As a holder of the Broadata Preferred Shares, we have the right to vote the number of shares of Broadata common stock into which the Broadata Preferred Shares are convertible at the time of the vote. Separate from the acquisition of the Broadata Preferred Shares, we also entered into a Preferred Manufacturing Agreement with Broadata. Under this agreement, we manufacture Broadata's product at an agreed-upon price per component, thus providing "turn-key" manufacturing services from material procurement to complete finished box-build of all of Broadata's products. The initial term of the agreement was for three years, and following the end of this initial term, both parties agreed to continue the relationship on a month-to-month basis.

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

The customer defaulted on payments and the Company recorded a receivable of $133,890 relating to storage fees for the product.  During the year ended December 31, 2009, we fully reserved for outstanding receivables totaling $133,890.  As of December 31, 2009, we had a $0 balance outstanding from the agreement.

PlayBev Agreement

In May 2007, the Company entered into an exclusive, three-year manufacturing, marketing, and distribution agreement (the "PlayBev Agreement") with PlayBev, a related party. In August 2007, the Company extended the agreement's term to ten years. PlayBev is the licensee under a product licensing agreement with Playboy. The PlayBev Agreement allows the Company to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels. Under the terms of this agreement, the Company is to provide the initial development and promotional services to PlayBev and is required to pay a royalty to PlayBev on the Company’s product sales and manufacturing costs once licensed product distribution commences.

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

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are to be billed to PlayBev and recorded as an account receivable from PlayBev.  The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008, the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. The Company has advanced amounts beyond the $3,000,000 in order to continue the market momentum internationally.  As of March 19, 2008, the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per year.

COMPETITION

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

The electronic manufacturing services industry is large and diverse and is serviced by many companies, including several that have achieved significant market share. Because of our market's size and diversity, we do not typically compete for contracts with a discreet group of competitors. We compete with different companies depending on the type of service or geographic area. Certain of our competitors have greater manufacturing, financial, research and development and marketing resources. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally

REGULATION

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

EMPLOYEES

As of April 14, 2010, we employed a total staff of 15 persons in the United States. In our Salt Lake headquarters, we employed 9 persons: 7 in administrative and clerical positions, and 1 each in sales and project management. In our Los Angeles sales office, we employed 2 persons: one in sales and administration, and one assistant. In our Bentonville sales office, we employed one person. In Nevada, we employed one in administration and quality control. We also employed additional sales representatives in New Jersey and Illinois.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933 that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in "Risk Factors" below, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-K may be identified by words such as "believes," “feels,”  "anticipates," "expects," "intends," "may," "would," "will" and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this Report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

ITEM 2.               DESCRIPTION OF PROPERTY

On May 4, 2007, we entered into a ten-year lease agreement for our existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah (the “Premises”). Monthly payments are $17,083, adjusted annually in accordance with the Consumer Price Index. The Premises workspace includes 10,000 square feet of office space to support administration, sales, and engineering staff. The 30,000 square feet of manufacturing space includes a secured inventory area, shipping and receiving areas, and manufacturing and assembly space.

In 2010, in connection with the Agreements between the Company and Katana (described above), the Company entered into a Sublease Agreement with Katana (the “Sublease”).  Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse, electronics product manufacturing and assembly area, and office space used as of the close of business on March 4, 2010, for the legacy electronics manufacturing business of the Company.

The term of the Sublease is for two (2) months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.

China

Our facilities in Shenzhen, China, constitute a sales and business office. We have no manufacturing facilities in China. Our office in Shenzhen is approximately 1,060 square feet. The term of the lease is for two years, beginning May 28, 2007. Under the terms of our lease on the space, the monthly payment was 12,783 China Yuan Renminbi, which was the equivalent of $1,871 on March 27, 2009.  We closed the sales and business office at the end of 2009.

Century City, California

In November 2007, we began occupying approximately 1,260 square feet of commercial space in the Century City district of Los Angeles. The three-year lease calls for payments of $3,525 per month.

Bentonville, Arkansas

In November 2006, we signed a two-year lease on a 1,150 square-foot facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. Lease payments during the two-year lease term have been $1,470 per month.  We entered into a new lease agreement, beginning in November 2008 for a 600 square-foot facility at a new location in Bentonville.  Lease payments for the  two year lease are $715 per month.

We believe that the facilities and equipment described above are generally in good condition, are well maintained, and are generally suitable and adequate for our current and projected operating needs.

ITEM 3.               LEGAL PROCEEDINGS

Advanced Beauty Solutions, LLC, v. CirTran Corporation, Case No. 1:08-ap-01363-6M.  In connection with prior litigation between Advanced Beauty Solutions (“ABS”) and the Company, ABS claimed non-performance by the Company and filed an adversary proceeding in ABS’s bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.  On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against the Company in the amount of $1,811,667 plus interest.  On September 11, 2009, the Bankruptcy Court denied the Company’s motion to set aside the judgment.  As of the date of this report, ABS was pursuing collection efforts on this judgment.

A&A Smart Shopping v. CirTran Beverage Corp., California Superior Court, Los Angeles County, KC054487. Plaintiff A&A Smart Shopping ("A&A") filed a complaint against CirTran Beverage Corporation ("CirTran Beverage") and John Does 1-100, claiming breach of contract and intentional interference with economic relations, based on a distribution agreement between A&A and CirTran Beverage. On February 9, 2009, CirTran Beverage filed its answer, claiming that A&A had materially breached the Distribution Agreement, and that CirTran Beverage had terminated the Distribution Agreement. The case was dismissed with prejudice by the plaintiff on March 23, 2010.

Apex Maritime Co. (LAX), Inc. v. CirTran Corporation, CirTran Asia, Inc., et al., California Superior Court, Los Angeles County, SC098148. Plaintiff Apex Maritime Co. (LAX), Inc. ("Apex") filed a complaint on May 8, 2008, against the Company and CirTran Asia, the Company's subsidiary, claiming breach of contract, nonpayment on open book account, non-payment of an account stated, and non-payment for services, seeking approximately $62,000 against the Company and $121,000 against CirTran Asia. The Company and CirTran Asia answered on June 9, 2008.  The parties subsequently entered into a Release and Settlement Agreement pursuant to which the Company and CirTran Asia agreed to pay an aggregate of $195,000 in monthly payments. In the event of default under the Release and Settlement Agreement, the Plaintiffs could file a Stipulation for Entry of Judgment in the amount of $195,000, minus any amounts paid under the Release and Settlement Agreement. On February 26, 2009, the Stipulation of Judgment was filed, granting the California court jurisdiction to enforce the Release and Settlement Agreement. On March 3, 2009, the court entered its judgment pursuant to the Release and Settlement Agreement. On April 23, 2009, a Judgment Enforcing Settlement was entered against CirTran Corporation and CirTran Asia, Inc., jointly and severally in the principal amount of $173,000, plus fees of $1,800 and costs of $40.  On October 28, 2009, the Third Judicial District Court, District of Utah, West Jordan Department, entered an Order in Supplemental Proceedings, with which the Company complied.  The parties have engaged in settlement negotiations.

Jimmy Esebag v. CirTran Beverage Corp., Fadi Nora, et al., California Superior Court, Los Angeles County, BC396162. On August 12, 2008, the plaintiff filed a complaint against CirTran Beverage and Mr. Nora bringing claims of breach of contract, fraud, and defamation (solely against Mr. Nora) alleging non-payment of a fee of $1,000,000. The defendants filed their answer on October 2, 2008. The parties subsequently settled the matter, and entered into a settlement agreement pursuant to which the Company agreed to make ten monthly payments of $10,000.  The case was conditionally dismissed, although in the event that the Company failed to make any payment under the schedule, Mr. Esebag could reinstate the matter and judgment would be entered in the amount of $100,000 plus costs and attorneys’ fees.  As of the date of the Annual Report, the Company had not made all the required payments, and Mr. Esebag had not sought to enforce the stipulated judgment.

Force Electronics v. CirTran Corporation, Civil No. 90900319 7 DC, Third Judicial District Court, Salt Lake Department, State of Utah. By Complaint dated January 28, 2009, Force Electronics brought suit against the Company, seeking $7,156 for merchandise and services. On or about April 7, 2009, default judgment was entered. The parties have engaged in settlement discussions and have agreed to settle the case for $5,805, subject to receipt of payment from the Company.

Fortune Resources LLC v. CirTran Beverage Corp, Civil No. 090401259, Third Judicial District Court, Salt Lake County, State of Utah. On February 5, 2009, the plaintiff filed a complaint against CirTran Beverage, claiming non-payment for goods in the amount of $121,135. CirTran Beverage filed its answer on March 10, 2009, denying the allegations in the Complaint. The case is presently in the discovery phase. An order requiring CirTran Beverage to produce certain documents and information was entered on or about February 19, 2010. The plaintiff says that CirTran Beverage did not comply with the order and seeks entry of judgment for the amount claimed in the complaint. CirTran Beverage has engaged in settlement negotiations.

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

Dr. Najib Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053818. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for $52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. On August 11, 2009, the parties entered into a settlement agreement whereby the claims against Mr. Hawatmeh were dismissed with prejudice, and the Company agreed to pay Dr. Bouz $63,000 over a twelve month period.  As of the date of this Report, all required payments had been made.

Dr. Paul Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053819. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for $52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. On August 11, 2009, the parties entered into a settlement agreement whereby the claims against Mr. Hawatmeh were dismissed with prejudice, and the Company agreed to pay Dr. Bouz $63,000 over a twelve month period.  As of the date of this Report, all required payments had been made.

NA CL&D Graphics v. CirTran Beverage Corp., Case No. 09V01154, Circuit Ct, Waukesha County, Wisconsin. On or about March 23, 2009, CL&D filed an action in the above court, alleging claims for breach of contract, unjust enrichment, promissory estoppel, and seeking damages of at least $25,488 along with attorneys' fees and costs. We understand that CirTran Beverage Corp is reviewing the matter and intends to defend vigorously against the allegations in the complaint.

PART II

ITEM 4.               MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Calendar Quarter Ended	High Bid	Low Bid
December 31, 2009	$0.013	$0.006
September 30, 2009	$0.018	$0.003
June 30, 2009	$0.006	$0.001
March 31, 2009	$0.003	$0.001
December 31, 2008	$0.003	$0.001
September 30, 2008	$0.005	$0.004
June 30, 2008	$0.007	$0.006
March 31, 2008	$0.013	$0.011

As of April 15, 2009, we had approximately 3,000 shareholders.

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

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under the Company’s  Stock Plans at April 15, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	53,160,000	$0.014	44,440,000
Equity compensation plans not approved by shareholders	None	None	None
Total	53,160,000	$0.014	44,440,000

Recent Sales of Securities

The following sales of securities occurred during 2009:

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

o
7,621,580 shares of common stock were issued to Highgate as a conversion payment of $7,622 of principal on our debenture obligation during the three months ended March 31, 2008. The blended conversion rate of $0.001 was determined as being the lesser of $0.10 per share or an amount equal to the lowest closing bid price of our common stock during the twenty trading days immediately preceding the conversion date, pursuant to the terms of the debenture agreement.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The effect of the derivative conversion of both transactions totaled $81,833.

In  addition,  on  July  14,  2009,  the  Company  entered into a Stock Purchase Agreement  with  Mr.  Nora  to purchase 75,000,000 shares of our common stock at a purchase price of $.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director us. Mr. Nora and we acknowledged in the purchase agreement that we did not  have  sufficient  shares to satisfy the issuances, and agreed that the shares  would  be  issued once we have sufficient shares to do so. As of December 31,  2009,  we showed the balance of $225,000 as an accrued liability on the balance sheet.

Also, on  July  14, 2009, we entered into a Stock Purchase Agreement with our president  to purchase 50,000,000 shares of our common stock at a purchase price of $.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by our president  to us.  Mr.  Hawatmeh  and  we acknowledged in the purchase  agreement  that  we did not have sufficient shares to satisfy the  issuances,  and agreed that the shares would be issued once we have sufficient  shares  to  do  so. As of December 31, 2009, we showed the balance of  $150,000 as an accrued liability on the balance sheet.

The following sales of securities occurred during 2008:

During 2008 we issued 175,222,320 restricted shares of common stock to Highgate and YA Global upon conversion of $691,160 of convertible debt and accrued interest.  On each conversion date, the conversion rate was the lower of $0.10 per share, or 100 percent of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.  The average conversion rate was $.004 during 2008.  The effect of the derivative conversion totaled $474,209.

During the first six months of 2008 we issued a total of 63,142,857 restricted shares in six separate private placements for a total of $441,000.

In August 2008, we issued 3,000,000 restricted shares of common stock to a former employee as part of a final payment of an accrued settlement obligation in the amount of $21,000, which was the fair market value of the shares required to be issued when the settlement was made.

In September 2008 a total of 73,635,960 restricted shares were issued in four private placement transactions involving the conversion of $305,900 in advances, which investors had previously loaned to the Company, together with additional proceeds of $25,000.  Also included in these transactions was the conversion of accrued liabilities totaling $39,890.  All dollar amounts were based on the fair market value on the day the shares were sold as determined by the closing price bid price.

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

Penny Stock Rules

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, authorized for quotation from the NASDAQ stock market, issued by a registered investment Company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years, $5,000,000 if in operation for less than three years, or the issuer’s average revenues for each of the past three years must exceed $6,000,000.

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

ITEM 5.                SELECTED FINANCIAL DATA

Not required.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

In our U.S. operations, we provide a mix of high and medium size volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing and post-manufacturing services. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing. We also market an energy drink under the Playboy brand pursuant to a license agreement with Playboy Enterprises, Inc. (“Playboy”).

We conduct business through multiple subsidiaries and divisions: CirTran USA, Racore Technology CirTran Asia, CirTran Products, CirTran Media Group, CirTran Online, and CirTran Beverage.

CirTran USA accounted for 13 percent and 12 percent of our total revenues during 2009 and 2008, respectively, generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. On March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”) entered into certain agreements related to the Company’s  legacy electronic manufacturing business. (See Note 18 of the consolidated financial statements.)

CirTran Asia manufactures and distributes electronics, consumer products and general merchandise to companies with international markets. Such sales were 2 percent and 13 percent of our total revenues during 2009 and 2008, respectively.

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. These sales comprised 1 percent of total sales for each of the years ended December 31, 2009 and 2008.

CirTran Media provides end-to-end services to the direct response and entertainment industries. During 2009 and 2008, this subsidiary's revenues were 0 percent and 2 percent of total sales, respectively.

CirTran Online sells products via the internet, and provides services and support to internet retailers. In conjunction with partner GMA, revenues from this division were 26 percent and 24 percent of total revenues in 2009 and 2008, respectively.

CirTran Beverage was organized, in May 2007, to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise. The Company also entered into an agreement with PlayBev, a related party, which holds the Playboy license. The Company provides development and promotional services to PlayBev, and pay a royalty based on the Company’s product sales and manufacturing costs. Services billed to PlayBev in 2009 and 2008 under this arrangement accounted for 40 percent and 37 percent of total sales, respectively. The Company also sold energy drink beverages during 2009 and 2008, which amounted to 18 percent and 11 percent of total sales.

RESULTS OF OPERATIONS - COMPARISON OF YEARS ENDED DECEMBER 31, 2009 AND 2008

Sales and Cost of Sales

Net sales for the year ended December 31, 2009, totaled $9,732,855, as compared to $13,675,545 for the year ended December 31, 2008, a 29 percent decline.  The decline is primarily attributable to revenue declines in the Contract Manufacturing, Marketing & Media, and Electronics Assembly segments.  Net sales in the Contract Manufacturing segment fell $1,611,104 in year ended December 31, 2009, as compared to the same period in 2008.  Net sales in the Marketing and Media segment fell by $2,213,460 in 2009 as compared to 2008.  The net sales decreases are attributable primarily to the effects of the national economic slowdown in our traditional manufacturing segments and a strategic shift into promising segments with improved profit margins. Beverage Distribution sales increased to $1,784,028 for the year ended December 31, 2009, as compared to $1,500,713 for the year ended December 31, 2008.  The increase continues to be driven by strong interest internationally for the Playboy branded energy drinks.

Cost of sales, as a percentage of sales, increased to 98 percent for the year ended December 31, 2009, as compared to 88 percent for the prior year ended December 31, 2008. Consequently, the gross profit margin decreased to 2 percent from 12 percent, respectively, for the same time period. The decrease in gross profit margin is attributable to the continued sales mix shift into the CirTran Online and CirTran Beverage products and services. The primary CirTran Online products and services are governed by the arrangement we have with GMA. Pursuant to our Assignment and Exclusive Services Agreement, we recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. This management fee is included in our cost of revenue. Another important factor driving the decrease in gross margin percentage is the nature of our manufacturing and distribution agreement with PlayBev. Presently, CirTran Beverage invoices PlayBev for beverage development and marketing services, on what amounts to five percent markup basis. In addition, CirTran Beverage records products sales and costs on sales made directly to distributors and end customer, which sales provide a more favorable gross profit margin. We anticipate that gross profit margins for CirTran Beverage will increase in the future as we increase our distribution of the Playboy energy drink beverages to both domestic and international markets.

The following charts present (i) comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media, and Beverage Distribution during 2009 and 2008; and (ii) comparisons during these two years for each segment between sales generated by pre-existing customers and sales generated by new customers.

Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Electronics Assembly	2009	$1,263,355	$1,693,245	$-	$(429,890)
	2008	1,664,796	1,458,872	-	205,924
Contract Manufacturing	2009	334,762	129,755	-	205,007
	2008	1,945,867	1,306,063	-	639,804
Marketing / Media	2009	6,350,710	6,021,176	-	329,534
	2008	8,564,169	7,990,657	-	573,512
Beverage Distribution	2009	1,784,028	975,819	745,121	63,088
	2008	1,500,713	484,862	827,813	188,038

Segment	Year	Total Sales	Sales to Pre-existing Customers	Sales to New Customers
Electronics Assembly	2009	$1,263,355	$1,263,355	$-
	2008	1,664,796	1,647,480	17,316
Contract Manufacturing	2009	334,762	334,762	-
	2008	1,945,867	1,872,176	73,691
Marketing / Media	2009	6,350,710	6,343,485	7,225
	2008	8,564,169	7,655,279	908,890
Beverage Distribution	2009	1,784,028	146,881	1,637,147
	2008	1,500,713	806,275	694,438

Selling, General and Administrative Expenses

During the year ended December 31, 2009, selling, general and administrative expenses decreased by 23 percent as compared to the year ended December 31, 2008.  The reduction of $1,306,639 in selling, general and administrative expenses was driven primarily by reduced media and promotional expenses, lower labor related expenses, and a reduction in shipping and travel costs.

Non-cash compensation expense

Non-cash compensation expense, resulting from the granting of options to employees and outside attorneys to purchase common stock, increased $3,945 during the year ended December 31, 2009 as compared to prior year.  No stock options were granted to employees during the year ended December 31, 2009.  The increase in non-cash compensation expense relates to the vesting of the previously granted options.

Other income and expense

Interest expense recorded in the Consolidated Statements of Operations combines both accretion expense and interest expense.  The combined interest expense for the year ended December 31, 2009, was $1,221,004 as compared to $1,903,590 for the year ended December 31, 2008, a decrease of 36 percent. The decrease in the combined interest expense was driven by a $700,000 reduction in accretion expense recorded for the year ending December 31, 2009, as compared to the year ending December 31, 2008.  Derivative accounting treatment of convertible debentures requires accretion of the carrying value of the convertible debenture until the carrying value equals the face value of the instrument.  During the year ending December 31, 2008, the carrying value of two of the convertible debenture equaled the face value of the instrument, and as a result, the accretion treatment ceased prior to 2009 (see Note 12 of the consolidated financial statements.) Actual interest expense declined to $777,187 for the year ended December 31, 2009 as compared to the interest expense of $787,797 for the year ending December 31, 2008.

We began accruing interest income during 2008 as a result of a modification of our agreement with PlayBev that took effect on March 19, 2008.  Interest income for the year ending December 31, 2009, increased to $518,600 as compared to interest income of $217,431 for the year ended December 31, 2008.

During the year ending December 31, 2008, we received a total of $550,000 in connection with two settlement agreements.   As part of the settlement of an agreement with an overseas distributor, with whom contract negotiations eventually terminated, we received $250,000.  We also arrived at a settlement agreement in connection with litigation, and received $300,000 to resolve all related claims.

During the year ended December 31, 2008, we recorded impairment on our investment in Diverse Media Group (DTG) of $1,068,000.  We recorded an additional impairment of $452,000 on our investment in Diverse Media Group (DTG) for the year ending December 31, 2009.  As of December 31, 2009 the carrying value of the investment DTG stock was $0.

We recorded a $100,295 gain on our derivative valuation for the year ending December 31, 2009, as compared to a gain of $2,417,283 recorded for the year ending December 31, 2008.  The favorable swing in the derivative valuation is primarily the result of factors relating to the differing debt levels of the underlying convertible securities, together with the varying market values of our common stock.

As a result of these factors, our overall net loss from operations increased to $5,814,653 for the year ending December 31, 2009, as compared to a net loss of $3,911,212 for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have had a history of losses from operations, as our expenses have been greater than our revenues.  Our accumulated deficit was $39,140,068 at December 31, 2009, and $33,325,415 at December 31, 2008.  Net loss for the year ended December 31, 2009, was $5,814,653 as compared to $3,911,212 for the year ended December 31, 2008. Our current liabilities exceeded our current assets by $14,864,374 as of December 31, 2009, and by $4,782,293 as of December 31, 2008. For the years ended December 31, 2009 and 2008, we experienced negative cash flows from operating activities of $485,406 and $4,594,742, respectively.

Cash

The amount of cash used in operating activities during the year ended December 31, 2009, decreased by $4,109,336, as compared to the year ended December 31, 2008, driven primarily by the reduction of PlayBev-related marketing expenditures and an increase in prepaid customer deposits relating to international beverage shipments.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, declined $118,494 during the year ended December 31, 2009.  We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.

During 2007, we agreed to provide services to PlayBev for initial development, marketing, and promotion of the Playboy-labeled energy beverages. We bill these services to PlayBev and record the amount as an account receivable. The receivable, recorded as a receivable due from related party, increased during 2009 to $6,955,817 as of December 31, 2009, of which $670,266 is recorded as current, as compared to a $4,718,843 balance as of December 31, 2008.  As per our arrangement with PlayBev, we anticipate that PlayBev will repay the receivable by netting out royalties PlayBev earns from beverage distribution sales, and which royalties we have agreed to pay PlayBev out of anticipated beverage distribution sales. In March 2008, we began accruing interest on the amount due from PlayBev.  Interest accrued on the PlayBev accounts receivable balance totaled $518,600 for the year ended December 31, 2009.

Accounts payable, accrued liabilities and short-term debt.

During the year ended December 31, 2009, accounts payable, accrued liabilities and short-term debt increased by $4,729,263 to a combined balance of $9,899,343 as of December 31, 2009.  The increase was driven primarily by an increase of $2,215,010 of short-term advances. Accounts payable increased $832,421 as a result of continued PlayBev-related services performed during the year for beverage development, distribution and marketing services.  At December 31, 2009, we owed $2,962,339 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

Liquidity and financing arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations. We had an accumulated deficit of $39,140,068, along with a total stockholders' deficit of $5,966,941, at December 31, 2009. In addition, we have used, rather than provided, cash in our operations for the years ended December 31, 2009 and 2008, of $485,406 and $4,594,742, respectively.  During the year ended December 31, 2009, our monthly operating costs and interest expense averaged approximately $486,000 per month.

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

Convertible Debentures

Highgate House Funds, Ltd. - In May 2005, we entered into an agreement with Highgate House Funds, Ltd (“Highgate”) to issue a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of our assets. Highgate extended the maturity date of the Debenture to December 31, 2008. As of January 1, 2008 the interest rate increased to 12 percent. On August 11, 2009, we entered into a forbearance agreement (the “Forbearance Agreement”) with YA Global Investment L.P. (“YA Global”), an assignee of Highgate. We agreed to repay our obligations under the Debentures per an agreed schedule set forth in the Forbearance Agreement..

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest.  We may, at our option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of our common stock during the ten trading days prior to the payment day.  Accrued interest paid during the twelve months ended December 31, 2009, totaled $275,000.  Interest accrued during the twelve months ending December 31, 2009, totaled $79,059.  The balance of accrued interest owed at December 31, 2009, was $54,982.

In consideration of the Company’s performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the Debenture, and/or converting the Debenture into shares of the Company’s common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement.  Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the Debenture into shares of Common Stock.  The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement.

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

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008, Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock. The carrying value of the Debenture as of December 31, 2009 was $620,136.  The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $0 as of December 31, 2009.

YA Global December Debenture - In December 2005, we entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008, and has a security interest in all the Company’s assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008.  As of January 1, 2008 the interest rate was increased to 12 percent. We agreed to repay our obligations under the Debentures per an agreed schedule.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest.  We may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company’s common stock during the ten trading days prior to the payment day.  Accrued interest paid during the twelve months ended December 31, 2009, totaled $350,000.  Interest accrued during the twelve months ending December 31, 2009, totaled $186,388.  The balance of accrued interest owed at December 31, 2009, was $167,292.

In consideration of the Company’s performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the December Debenture, and/or converting the December Debenture into shares of the Company’s common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement.  Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the December Debenture into shares of Common Stock.  The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the December Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement.

The YA Global Debenture was issued with 10,000,000 warrants, with an exercise price of $0.09 per share. The warrants vest immediately and have a three-year life. As a result of the May 2007 1.2-for1 forward stock split, the effective number of vested warrants increased to 12,000,000.  On December 31, 2008, all 12,000,000 warrants have expired.

We also granted YA Global registration rights related to the shares of the Company’s common stock issuable upon the conversion of the December Debenture and the exercise of the warrants.  As of the date of this Report, no registration statement had been filed.

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

As of December 31, 2009, YA Global had not converted any of the December Debenture into shares of the Company’s common stock. As a result, the carrying value of the debenture as of December 31, 2009, remains $1,500,000.  The fair value of the derivative liability stemming from the December Debenture’s conversion feature as of December 30, 2009, was determined to be $0.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, originally due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest.  We may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company’s common stock during the ten trading days prior to the payment day.   Interest accrued during the twelve months ending December 31, 2009, totaled $132,127.  The balance of accrued interest owed at December 31, 2009, was $406,821.

In consideration of the Company’s performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the August Debenture, and/or converting the August Debenture into shares of the Company’s common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement.  Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the August Debenture into shares of Common Stock.  The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the August Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement.

In connection with the August Purchase Agreement, we also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants have an exercise price of $0.06 per share, and originally were to expire three years from the date of issuance. In connection with the Forbearance Agreement, the term of these warrants was extended to August 23, 2010.  The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred. As a result of the May 2007 1.2-for 1 forward stock split, the effective number of outstanding warrants increased to 18,000,000.

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

YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock during the year ended December 31, 2009. As of December 31, 2009, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature and warrants was $11,167 as of December 31, 2009.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

Please see the section below, “Debentures – Forbearance Agreement,” for a more complete discussion of the Forbearance Agreement..

Debentures – Forbearance Agreement. On August 11, 2009, the Company and YA Global entered into the Forbearance Agreement related to the three convertible debentures issued by the Company to YAGlobal or its predecessor entities.

Under the terms of the Forbearance Agreement, the Company agreed to waive any claims against YAGlobal, entered into a Global Security Agreement (discussed below), a Global Guaranty Agreement (discussed below), and an amendment of a warrant granted to YA Global in connection with the issuance of the August Debenture; agreed to seek to obtain waivers from the Company's landlords at its properties in Utah, California, and Arkansas; agreed to seek to obtain deposit account control agreements from the Company's banks and depository institutions; and to repay the Company's obligations under the Debentures.

The repayment terms of the Forbearance Agreement required an initial payment of $125,000 upon signing the agreement. Beginning September 1, 2009 through May 1, 2010 monthly payments ranging from $150,000 to $300,000 are due for total payments of $2,825,000. The remaining balance is due July 1, 2010.

Pursuant to the Forbearance Agreement, the Company, subject to the consent of YA Global, may choose to pay all or any portion of the monthly payments in common stock, at a conversion price used to determine the number of shares of common stock equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment date.

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the Debentures into shares of the Company's common stock, until the earlier of the occurrence of a Termination Event (as defined in the Forbearance Agreement), or July 1, 2010.

The Company, YA Global, and certain of the Company's subsidiaries also entered into a Global Security Agreement (the "GSA") in connection with the Forbearance Agreement. Under the GSA, the Company and the participating subsidiaries pledged and granted to YA a security interest in all assets and personal property of the Company and each participating subsidiary as security for the payment or performance in full of the obligations set forth in the Forbearance Agreement.

Additionally, the Company, YA Global, and certain of the Company's subsidiaries also entered into a Global Guaranty Agreement (the "GGA") in connection with the Forbearance Agreement. Under the GGA, the Company and the participating subsidiaries guaranteed to YA Global the full payment and prompt performance of all of the obligations set forth in the Forbearance Agreement.

Other Convertible Instruments

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

RELATED PARTY TRANSACTIONS

Play Beverages, LLC

During 2006, Playboy Enterprises International, Inc. (“Playboy”) entered into a licensing agreement with Play Beverages, LLC (“PlayBev”), then an unrelated Delaware limited liability company, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and “Rabbit Head” logo symbol.  In May 2007, PlayBev entered into an exclusive agreement with the Company to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world.

In an effort to finance the initial development and marketing of the new drink, we with other investors formed After Bev Group LLC ("AfterBev"), a California limited  liability  company and partially owned, consolidated subsidiary of ours. We contributed its expertise in exchange for an initial 84 percent membership interest in AfterBev.  The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. We borrowed an additional $250,000 from an individual, and contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions.  We recorded this $750,000 amount as an investment in PlayBev, accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted us, PlayBev agreed to appoint our president and one of our directors to two of PlayBev's three executive management positions.  Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by our president and one of our directors. On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent.  Since 2007 the two affiliates personally purchased membership interests from PlayBev directly and from other Playbev members constituting an additional 23.1 percent, which aggregated 34.35 percent. Despite the combined 90.5 percent interest owned by these affiliates and we, we cannot unilaterally control significant operating decisions of PlayBev, as the amended   operating   agreement   requires that various major operating and organizational decisions be agreed to by at least 95 percent of all members. The other members of PlayBev are not affiliated with us. Accordingly, while PlayBev is now a related party, we cannot unilaterally control significant operating decisions of PlayBev, and therefore has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement, we were appointed as the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy.  In so doing, we assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities.  In addition, PlayBev is owed a royalty from the us equal to our gross profits from collected beverage sales, less 20 percent of our related cost of goods sold, and 6 percent our collected gross sales. We incurred $745,121 and $782,296 in royalty expenses due to PlayBev during the years ended December 31, 2009 and 2008, respectively.

We also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are billed to PlayBev and recorded as an account receivable from PlayBev.  We initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008 we agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000.  The Company has advanced amounts beyond the $3,000,000 in order to continue the market momentum internationally. As of March 19, 2008 we also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. We have billed PlayBev for marketing and development services totaling $3,776,101 and $5,044,741 for the years ending December 31, 2009 and 2008, respectively, which have been included in revenues for our marketing and media segment. As of December 31, 2009, the interest accrued on the balance owing from PlayBev totaled $735,831. The net amount due us from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $6,955,817 at December 31, 2009.

AfterBev Group, LLC

Following AfterBev’s organization in May 2007, we entered into consulting agreements with two individuals, one of whom had loaned us $250,000 when we invested in PlayBev, and the other one was one of our directors.  The agreements provided that we assign to each individual approximately one-third of our share in future AfterBev cash distributions, in exchange for their assistance in the initial AfterBev organization and planning, along with their continued assistance in subsequent beverage development and distribution activities.  The agreements also provided that as we sold a portion of its membership interest in AfterBev, the individuals would each be owed their proportional assigned share distributions in the proceeds of such a sale.  The actual payment of the distributions depended on what we did with the sale proceeds.  If we used the proceeds to help finance beverage development and marketing activities, the payment of distributions would be deferred, pending collections from customers once beverage product sales eventually commenced.  Otherwise, the proportional assigned share distributions would be due to the two individuals.

Throughout the balance of 2007, as energy drink development and marketing activities progressed, we raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were our stockholders.  In some cases, we sold a portion of its membership interest, including voting rights.  In other cases, we sold merely a portion of its share of future AfterBev profits and losses.  By the end of 2007, after taking into account the two interests it had assigned, we had retained a net 14 percent interest in AfterBev’s profits and losses, but had retained 52 percent of all voting rights in AfterBev.  We recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of our original share of AfterBev.

At the end of 2007, we agreed to convert the amount owing to one of the individuals into a promissory note.  In exchange, the individual agreed to relinquish his approximately one-third portion of our remaining share of AfterBev’s profits and losses.  Instead, the individual received a membership interest in AfterBev.  In January 2008, the other assignee, which is one our directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev’s profits and losses.  Accordingly, he purchased a 24 percent interest in AfterBev’s profits and losses in exchange for foregoing $863,973 in amounts due to him.  Of this 24 percent, by the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev’s profits and losses.  In turn, the director loaned $834,393 to us in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to us.  During the year ended December 31, 2009, the director advanced an additional $500,000 to us for his purchase of an additional 3 percent interest in PlayBev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to us. As of December 31, 2009 we still owed the director $64,719 in the form of an unsecured advance.  In addition, during the year ended December 31, 2009 one of our directors and our president purchased 6 percent and 5 percent of AfterBev shares, respectively, in private sales from existing shareholders of Afterbev. AfterBev has had no operations since inception.

Global Marketing Alliance

We entered into an agreement with GMA, and hired GMA’s owner as the Vice President of CirTran Online (CTO), one our subsidiaries.  Under the terms of the agreement, we outsource to GMA the online marketing and sales activities associated with our CTO products.  In return,  we provide bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO’s online net sales.  In addition, GMA assigned to us all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and we also assumed the related contractual performance obligations.  We recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs.  We recognized net revenues from GMA related products and services in the amount of $2,572,955 and $3,234,588 for the years ended December 31, 2009 and 2008, respectively.

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

In connection with the assignment of the Purchase Orders pursuant to the Assignment Agreement, we entered into a Sublease Agreement with KATANA (the “Sublease”).  We lease from Don L. Buehner the real property and its improvements located at 4125 South 6000 West, West Valley, Utah, 84128 (the “Premises”).  Pursuant to the terms of the Sublease, we will sublease a certain portion of the Premises to Katana consisting of the warehouse, electronics product manufacturing and assembly area, and office space used as of the close of business on March 4, 2010, for our legacy electronics manufacturing business. The term of the Sublease is for two (2) months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.

In 2007, we appointed Fadi Nora to its Board of Directors.  In addition to compensation we normally pay to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by us directly through Mr. Nora’s efforts.  As of December 31, 2009, we owed $18,565 under this arrangement.  Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by us that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in  connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment.  During 2008 and 2009, Mr. Nora has received no compensation under this arrangement, and at December 31, 2009, we did not owe him under the arrangement.

In 2007, we also entered into a consulting agreement with Mr. Nora, whereby we assigned to him approximately one-third of our share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities.  The agreement also provided that as we sold a portion of our membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale.  Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290.  In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev’s profits and losses.  Accordingly, he purchased a 24 percent interest in AfterBev’s profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, Mr. Nora had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev’s profits and losses.  In turn, Mr. Nora loaned $834,393 to us in the form of unsecured advances.  Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to us.  During 2009 Mr. Nora advanced an additional $500,000 to us for his purchase of an additional 3 percent interest in Playbev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to us. As of December 31, 2009 we still owed the director $64,719 in the form of unsecured advances.

Prior to his appointment with us, Mr. Nora was also involved in the ANAHOP private placement of common stock.  On April 11, 2008, Mr. Nora disassociated himself from the other principals of ANAHOP, and as part of the asset settlement relinquished ownership to the other principals of 12,857,144 shares of our common stock, along with all of the warrants previously assigned to him.

In 2007, we issued a 10 percent promissory note to a family member of our president in exchange for $300,000.  The note was due on demand after May 2008.  During the years ended December 31, 2009 and 2008, we repaid principal and interest totaling $22,434 and $8,444, respectively.  At December 31, 2009, the principal amount owing on the note was $208,014.  On March 31, 2008, we issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, we received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum.  During the year ended December 31, 2008 we paid two of the notes in full for a total of $105,000. In addition, we repaid $58,196 in principal to the family member during the year ended December 31, 2008.  During 2009 we paid $52,000 towards the outstanding notes, of which $10,000 was paid in principal to the family member. The principle balance owing on the promissory notes as of December 31, 2009 totals $104,415.

During the year ended December 31, 2008, our president advanced the Company $778,600. Of that amount, $600,000 was used to purchase interest in Playbev directly which resulted in a reduction of $600,000 of amounts owed by Playbev to the Company. During 2009 our president advanced an additional $500,000 to the company for his purchase of an additional 3 percent interest in Playbev, which resulted in a reduction of $500,000 of amounts owed by Playbev to the Company.  As of December 31, 2009 we owed our President $341,600 in unsecured advances.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  As of December 31, 2009, it was determined that the Company’s investment in Diverse Talent Group was impaired, and the Company recorded a loss on investment in the amount of $452,000. Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $444,455 and $423,026 for the years ended December 31, 2009 and 2008, respectively.

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

Registration Payment Arrangements - On January 1, 2007, we adopted ASC 815-40 Accounting for Registration Payment Arrangements. Under ASC 815-40, and ASC 450-10, Accounting for Contingencies, a registration payment arrangement is an arrangement where (a) we have agreed to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or (b) we will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if we fail to meet those requirements.  When we issues an instrument coupled with these registration payment requirements, we estimate the amount of consideration likely to be paid under the agreement, and offsets such amount against the proceeds of the instrument issued.  The estimate is then reevaluated at the end of each reporting period, and any changes recognized as a registration penalty in the results of operations.  As further described in Note 9 to the consolidated financial statements, we have instruments that contain registration payment arrangements.  The effect of implementing this has not had a material effect on the financial statements because we consider probability of payment under the terms of the agreements to be remote.

Stock-Based Compensation - Effective January 1, 2006, we adopted the provisions of ASC 718-10, Accounting for Stock Issued to Employees, for our stock-based compensation plans. We previously accounted for our plans under the recognition and measurement principles of Accounting Standards No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations and disclosure requirements established by ASC 718-10, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based

Compensation - Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for our stock-based options granted under our compensation plans, since the intrinsic value of the options was zero. The pro forma effects on net income and earnings per share for the options and awards granted under the plans were instead disclosed in a note to the consolidated financial statements. Under ASC 718-10, all stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service period, which is typically through the date the options vest.

We adopted ASC 718-10 using the modified prospective method. Under this method, compensation cost would've been recognized over the remaining service periods for the unvested portion of all stock-based options and awards granted prior to January 1, 2006, that remained outstanding, based on the grant-date fair value measured under the original provisions of ASC 718-10 for pro forma and disclosure purposes. However, no such options were outstanding as of January 1, 2006. There were 5.5 million options granted from the 2004 Stock Plan during 2006 that resulted in $65,616 in compensation cost which would have previously been presented in a pro forma disclosure, as discussed above.

We utilized the Black-Scholes model for calculating the fair value pro forma disclosures under ASC 718-10, and will continue to use this model, which is an acceptable valuation approach under ASC 718-10.

ITEM 6A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

 ITEM 7.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision of our Chief Executive Officer / Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2009, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

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

As of December 31, 2009, our Chief Executive Officer / Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that our internal controls over financial reporting were not effective because there were material weaknesses in our internal control over financial reporting as of December 31, 2009.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  As of December 31, 2009, management identified the following material weaknesses:

●
Control Environment – We did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

o
Segregation of Duties – As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

o
Entity Level Controls – We failed to maintain certain entity-level controls as defined by the framework issued by COSO.  Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise.

●
Financial Reporting Process – We did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the effects of allowances for bad debt, impairment of long lived assets, calculation and recognition of energy drink royalties, proper recognition of year end accrued liabilities, and allowances related to inventory obsolescence. However, management believes that these issues have been addressed and appropriately reflected within this annual report and the included consolidated financial statements.

●	Inventory – We failed to maintain effective internal controls over the tracking of inventory and adjusting its’ corresponding cost to reflect lower of cost or market.

These weaknesses are continuing.  Management and the Board of Directors are aware of these weaknesses that result because of limited resources and staff.  Management has  begun the process of formally documenting the key processes of the Company as a starting point for improved internal control over financial reporting.  Efforts to fully implement the processes we have designed have been put on hold due to limited resources, but we anticipate a renewed focus on this effort in the near future. Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

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

ITEM 8B.            OTHER INFORMATION

The Company has previously reported all information required to be disclosed under this Item 8B during the fourth quarter of 2009 in a report on Form 8-K.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information concerning the executive officers and directors of CirTran as of April 12, 2010:

Name	Age	Position

Iehab J. Hawatmeh	43	President, Chief Executive Officer, Director,
		Chairman of the Board, Chief Financial Officer

Fadi Nora	49	Director

Shaher Hawatmeh*	44	Chief Operating Officer since June 2004

*	Shaher Hawatmeh, who held the position of Chief Operating Officer of the Company during 2009, resigned from that position on March 5, 2010.

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

The Board has reviewed Mr. Hawatmeh's business background and service with the Company in connection with his qualification to sit as a member of the Company's board.  Based on his years of service as an executive officer of the Company, his background in the electronics assembly industry, and his engineering, financial, and corporate strategic planning background, the Board has concluded that Mr. Hawatmeh is qualified to serve as a member of the Board.

Fadi Nora is a self-employed investment consultant.  He was formerly a director of ANAHOP, Inc., a private financing company, and was a consultant for several projects and investment opportunities, including CirTran Corporation, NFE records, Focus Media Group, and other projects.  He has been a member of our Board since February 2007.  Prior to his affiliation with ANAHOP, Mr. Nora worked with Prudential Insurance services and its affiliated securities brokerage firm Pru-Bach, as District Sales Manager.  Mr. Nora received a B.S. in Business Administration from St. Joseph University, Beirut, Lebanon, in 1982, and an MBA – Masters of Management from the Azusa Pacific University School of Business in 1997.  He also received a degree in financial planning from the University of California at Los Angeles.

The Board has reviewed Mr. Nora's background in the private financing brokerage industries in connection with his qualification to sit as a member of the Company's board.  Based on Mr. Nora's prior work as a business consultant and his experience with investment opportunities, capital raising transactions, and financial planning, the Board has concluded that Mr. Nora is qualified to serve as a member of the Board.

Shaher Hawatmeh, Chief Operating Officer, joined our predecessor company in 1993 as its Controller shortly after its founding.  He has served in his present capacity since June 2004.  Mr. Hawatmeh directly oversees all daily manufacturing production, customer service, budgeting and forecasting for the Company.  Following the Company’s acquisition of Pro Cable Manufacturing in 1996, Mr. Hawatmeh directly managed the entire Company, supervising all operations for approximately two years and overseeing the integration of this new division into the Company.  Prior to joining CirTran, Mr. Hawatmeh worked for the Utah State Tax Commission.  Mr. Hawatmeh earned a Master's of Business Administration with an emphasis in Finance from the University of Phoenix and a Bachelor's of Science in Business Administration and a Minor in Accounting.  Shaher Hawatmeh is the brother of our President, CEO and Chairman, Iehab Hawatmeh.  As noted, Mr. Shaher Hawatmeh resigned from the position of Chief Operating Officer of the Company on March 5, 2010.

Board of Directors

The Board is elected by and is accountable to the shareholders of the Company.  The Board establishes policy and provides strategic direction, oversight, and control of the Company.  The Board met three times during 2008 and 4 time during 2009.  All directors attended all meetings.

Committees of the Board of Directors

As of the date of this Report, the Company did not have separately-designated Audit, Compensation, Governance or Nominating Committees.  The Company’s full Board acts in these capacities.  The Board has determined that the Company does not have at present an audit committee financial expert as defined under Securities and Exchange Commission rules.

As of the date of this Report, there have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires CirTran’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to the Company, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, the Company believes that all reports that were required to be filed by these individuals and persons under Section 16(a) were filed on time in fiscal year 2009.

Code of Ethics

The Company expects that all of its directors, officers and employees will maintain a high level of integrity in their dealings with and on behalf of the Company and will act in the best interests of the Company. The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) which provides principles of conduct and ethics for the Company's directors, officers and employees. This Code of Ethics complies with the requirements of the Sarbanes-Oxley Act of 2002. This Code of Ethics is available on the Company's website at www.cirtran.com under "Investor Relations—Corporate Governance" and is also available in print to any stockholder who requests a copy by writing to our corporate secretary at 4125 South 6000 West, West Valley City, Utah 84128.

Director Independence

As of the date of this Report, the Company’s common stock was traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose standards relating to director independence, or provide definitions of independence.  The Company presently has no fully independent directors.

Shareholder Communications with Directors

If the Company receives correspondence from a shareholder that is addressed to the Board, we forward it to every director or to the individual director to whom it is addressed.  Shareholders who wish to communicate with the directors may do so by sending their correspondence to the director or directors at the Company’s headquarters at 4125 South 6000 West, West Valley City, Utah 84128.

ITEM 10.             EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We are required to provide information regarding the compensation program in place for our Chief Executive Officer, Chief Financial Officer, and the three other most highly-compensated executive officers.  We have also voluntarily elected to include information concerning additional executive officers.  In this Annual Report, we refer to our CEO, CFO, and the other highly-compensated executive officers named herein as our “Named Executive Officers.”  This section includes information regarding, among other things, the overall objectives of our compensation program and each element of compensation that we provide to these and other executives of the Company.  This section should be read in conjunction with the detailed tables and narrative descriptions contained in this Report.

As of the date of this Report, the Company did not have a compensation committee; the Company’s Board was responsible for determining the Company’s compensation policies.

Compensation Objectives

The Company’s compensation program encompasses several factors to determine the compensation of the Named Executive Officers.  The following are the main objectives of the compensation program for the Named Executive Officers:

•	Retain qualified officers
•
Provide overall corporate direction for the officers and also to provide direction that is specific to the officers’ respective areas of authority.  The level of compensation amongst the officer group, in relation to one another, is also considered in order to maintain a high level of satisfaction within the leadership group. We consider the relationship that the officers maintain to be one of the most important elements of the leadership group.

•	Provide a performance incentive
•	Reward the officers in the following areas:
	•	Achievement of specific goals, budgets, and objectives;
	•	Professional education and development;
	•	Creativity, innovative ideas, and analysis of new programs and projects;
	•	New program implementation;
	•	Results-oriented determination and organization;
	•	Positive and supportive direction for company personnel; and
	•	Community involvement.

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

The primary elements of the compensation program include:
•	Base salary;
•	Performance bonus and commissions;
•	Stock options and stock awards
•	Employee benefits in the form of:
• Health and dental insurance;
• Life insurance;
• Paid parking and auto reimbursement; and
•	Other de minimis benefits.

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

Performance bonus and commissions

Bonuses are in large part based on company performance.  An earnings before interest, taxes, depreciation, and amortization (“EBITDA”) formula and sales growth are the determining factors used to calculate the performance bonus for the Chief Executive Officer and Chief Operating Officer. These two officers are also paid a commission based on a percentage that sales revenue increases as compared to the prior year.   In addition, the Chief Executive Officer and Chief Operating Officer are eligible to receive a bonus equal to a certain percentage of, respectively, the value of an acquisition, and the amount of investment proceeds, that the Company achieves during the preceding year attributable solely to their specific efforts.  The Chief Financial Officer receives a performance bonus based on performance, as determined by the Board, in addition to any bonus required under an employment contract.  Policy decisions to waive or modify performance goals have not been a significant factor to date.

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

The following table summarizes all compensation paid to the Named Executive Officers in each of the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-Equity Incentive Plan Compen-sation $ (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings $ (h)	All Other Compen-sation $ (1) (i)	Total $ (j)
Iehab J. Hawatmeh, President and Chief Executive Officer	2008 2009	295,000 314,231	- -	- -	83,708 10,538	- -	- -	21,666 23,789	400,374 348,558

Shaher Hawatmeh, Chief Operating Officer (2)	2008 2009	210,000 210,000	- -	- -	- -	- -	- -	21,456 22,539	231,456 232,539

(1)	Amounts for Mr. Iehab Hawatmeh and Shaher Hawatmeh include $12,250 and $9,000 for car allowance, respectively, and $13,539 each for payments of medical insurance premiums.

(2)	As noted above, Mr. Shaher Hawatmeh resigned from the Company on March 5, 2010.

Employment Agreements

On July 1, 2004, we entered into an employment agreement with our President and CEO, Iehab Hawatmeh, with an effective date of June 26, 2004 for a term of five years, automatic renewal on a year-to-year basis, base salary of $225,000, bonus of 5% of earnings before interest, taxes, depreciation, and amortization, payable quarterly, as well as any other bonus approved by the Board, and health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance.  Mr. Hawatmeh’s employment could be terminated for cause, or upon death or disability; a severance penalty applied in the event of termination without cause, in an amount equal to five full years of the then-current annual base compensation, half upon termination and half one year later, together with a continuation of insurance benefits for a period of five years.  On January 1, 2007, an amendment to the employment agreement became effective.  The amended agreement is for a term of five years and renews automatically on a year-to year basis, provides for base salary of $295,000, plus a quarterly bonus of 5% of earnings before interest, taxes, depreciation, and amortization, as well as an annual bonus payable as soon as practicable after completion of the audit of the Company’s annual financial statements equal to 0.5% of gross sales for the most recent fiscal prior year which exceed 120% of gross sales for the previous fiscal year, plus an additional bonus of 1% of the net purchase price of any acquisitions that are generated by the executive, and any other bonus approved by the Board.  The amended agreement also provides for a grant of options to purchase 5,000,000 shares of the Company’s common stock in accordance with the terms of the Company’s Stock Option Plan, with terms and an exercise price at the fair market value of the Company’s common stock on the date of grant.  The amended agreement provides for benefits including health insurance coverage, car allowance, and life insurance.

    On August 1, 2009, we entered into an Employment Agreement with Mr. Hawatmeh, our President, which amends and restates in their entirety (i) the Employment Agreement between us and Mr. Hawatmeh dated July 1, 2004, and the Amendment to Employment Agreement dated January 4, 2007.  The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one year periods, with an annual base salary of $345,000.  The Employment Agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board, . The Employment Agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5 percent of the Company’s earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0 percent of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1 percent of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year.

    Pursuant to the Employment Agreement, Mr. Hawatmeh’s employment may be terminated for cause, or upon death or disability, in which event the Company is required to pay Mr. Hawatmeh any unpaid base salary and unpaid earned bonuses.  In the event that Mr. Hawatmeh is terminated without cause, the Company is required to pay to Mr. Hawatmeh (i) within thirty (30) days following such termination, any benefit, incentive or equity plan, program or practice (the “Accrued Obligations”) paid when the bonus would have been paid Employee if employed; (ii) within thirty (30) days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to thirty (30) month's annual base salary, (iii) bonus(es) owing under the Employment Agreement for the two year period after the date of termination (net of an bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within twelve (12) months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to thirty (30) month's Annual Base Salary; provided that if Employee is terminated without cause in contemplation of, or within one (1) year, after a change in control, then two (2) times such annual base salary and bonus payment amounts.

On July 1, 2004, we also entered into an employment agreement, dated effective June 26, 2004, with Shaher Hawatmeh, to act as Chief Operating Officer.  Mr. Hawatmeh is the brother of our President and CEO, Iehab Hawatmeh.  The original agreement was for a term of three years, renewing automatically on a year-to-year basis, base salary of $150,000, plus a bonus of 1% of our earnings before interest, taxes, depreciation, and amortization, payable quarterly, as well as any other bonus approved by the Board, and provided for health insurance coverage, cell phone, life insurance, and D&O insurance.  Employment could be terminated for cause, or upon death or disability.  In the event of termination without cause, a severance payment in an amount equal to one years’ salary was to be paid.  The agreement also contained prohibitions against competition for a period of one year from the date of termination and prohibitions against solicitation of our employees or customers, or inducing anyone to cease doing business with us for a period of two years after termination.  On January 1, 2007, an amendment to the employment agreement became effective, providing for a term of five years, automatic renewal on a year-to year basis, base salary of $210,000, a quarterly bonus of 2.5% of earnings before interest, taxes, depreciation, and amortization, an annual bonus of 0.1% of gross sales which exceed 120% of gross sales for the previous year, and a bonus of 5% of all gross investments made into the Company that are directly generated and arranged by Mr. Hawatmeh.  The amended agreement also provides for a grant of options to purchase 4,000,000 shares of the Company’s common stock in accordance with the terms of the Company’s Stock Option Plan, with terms and an exercise price at the fair market value of the Company’s common stock on the date of grant. The amended agreement also provides for health insurance coverage, car allowance and life insurance.

On March 5, 2010 we entered into a Separation Agreement (“Agreement”) with Mr. Hawatmeh.  As of the date of the “Agreement” Mr. Hawatmeh’s employment with us terminated and he no longer has any further employment obligations with us. In consideration of his execution of this “Agreement” we will pay Mr. Hawatmeh’s “Separation Pay” of $210,000 in twenty-six bi-weekly payments.  The first payment of the Separation Pay was to begin on March 19, 2010.  We have made the first payment to Mr. Hawatmeh.  Additional terms of the separation agreement include payment of all amounts necessary to cover health and medial premiums on behalf of Mr. Hawatmeh, his spouse and dependents through April 20, 2010, all outstanding car allowances and expense ($750) due and owing as of February 28, 2010, satisfaction and payment by us (with a complete release of Mr. Hawatmeh) of all outstanding amounts due and owing on our Corporate American Express Card (issued in the name of Shaher) and the issuance and delivery to Mr. Hawatmeh of ten million (10,000,000) share of our common stock within a reasonable time following authorization by our shareholders of sufficient shares to cover such issuance.

Equity Compensation Plans

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information about securities that may be issued under the Company’s equity compensation plans as of the date of this Annual Report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	53,160,000	$0.014	44,440,000
Equity compensation plans not approved by shareholders	None	None	None
Total	53,160,000	$0.014	44,440,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes information regarding options and other equity awards exercised and the awards owned by the Named Executive Officers that have vested as of December 31, 2009.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexer-cised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (j)
Iehab J. Hawatmeh, President and Chief Executive Officer	6,000,000 6,000,000	- -	- -	$0.013 $0.012	01-18-12 11-21-12	- -	- -	- -	- -

Shaher Hawatmeh, Chief Operating Officer	4,800,000 4,800,000	- -	- -	$0.013 $0.012	01-18-12 11-21-12	- -	- -	- -	- -

The information above does not include options to purchase 6,000,000 shares for each year of Mr. Hawatmeh's employment, which were guaranteed pursuant to Mr. Hawatmeh's employment agreement, but which had not been granted as of December 31, 2009.  (See "Employment Agreements" above.)

(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal years ended December 31, 2007 and 2008, in accordance with SFAS No. 123(R).  Assumptions used in the calculation of these amounts are included in Note 16 to the Company’s audited financial statements for the years ended December 31, 2007 and 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.  Amounts for Iehab J. Hawatmeh and Shaher Hawatmeh each include amounts related to two separate grants of options, one at the beginning and one at the end of 2007.  The former grant was intended to relate to services to be rendered during 2007, and the latter was intended to relate to services to be rendered during 2008.

(2)
Amounts for Mr. Iehab Hawatmeh and Shaher Hawatmeh include $9,000 each for car allowance, and $11,237 each for payments of medical insurance premiums.  The amount for Mr. Saliba includes $101,462 in commissions, and $228,000 in severance payments. Amounts paid to other officers for 2008, and all amounts for 2007, were less than $10,000.

DIRECTOR COMPENSATION

The table below summarizes the compensation paid by the Company to Directors for the fiscal year ended December 31, 2009.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (3) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (4) (g)	Total ($) (h)
Iehab Hawatmeh (1)	-	-	-	-	-	-	-

Fadi Nora (2)	20,000	-	-	-	-	13,451	33,451

(1)
Iehab Hawatmeh also served as an executive officer of the Company during 2008.  He received compensation for his services as an executive officer, set forth above in the Summary Compensation Table.  He did not receive any additional compensation for his services as director of the Company.

(2)	Mr. Nora was appointed to the Board on February 1, 2007

(3)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal year ended December 31, 2008, in accordance with SFAS No. 123(R).  Assumptions used in the calculation of these amounts are included in Note 16 to the Company’s audited financial statements for the year ended December 31, 2008, included in this Annual Report on Form 10-K.

(4)	Mr. Nora – Amounts in column (g) paid to Mr. Nora comprise finders fees earned in connection with the sale to other investors of portions of the Company’s membership interest in After Bev Group, LLC.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the ownership of the Company’s common stock by each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding shares of common stock, or who is (i) each person who is currently a director, (ii) each Named Executive Officer, (iii) all current directors and Named Executive Officers as a group as of April 15, 2010.

(1) Title of class	(2) Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common Stock	Iehab J. Hawatmeh (1)	195,060,960	12.8%
	Fadi Nora (2)	162,719,360	10.7%
	All Officers and Directors as a Group (2 persons)	357,780,320	23.9%

(1)
Includes options to purchase up to 12,000,000 shares that can be exercised anytime at exercise prices ranging between $0.012 and $0.013 per share. Also includes a Stock Purchase Agreement to purchase 50,000,000 shares of common stock of the Company at a purchase price of $.003 per share once the Company has sufficient authorized shares.

(2)
Includes 2,599,500 shares beneficially owned by Mr. Nora’s spouse.  Also includes options to purchase up to 4,800,000 shares that can be exercised anytime at exercise prices ranging between $0.012 and $0.013 per share.  Also includes a Stock Purchase Agreement to purchase 75,000,000 shares of common stock of the Company at a purchase price of $.003 per share once the Company has sufficient authorized shares.

(3)	Options to purchase up to 9,600,000 shares that can be exercised anytime at exercise prices ranging between $0.012 and $0.013 per share.

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

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Play Beverages, LLC

During 2006, Playboy Enterprises International, Inc. (“Playboy”) entered into a licensing agreement with Play Beverages, LLC (“PlayBev”), then an unrelated Delaware limited liability company, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and “Rabbit Head” logo symbol.  In May 2007, PlayBev entered into an exclusive agreement with the Company to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world.

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

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement, the Company was appointed as the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy.  In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities.  In addition, PlayBev is owed a royalty from the Company Equal to the Company’s gross profits from collected beverage sales, less 20 Percent of the Company’s related cost of goods sold, and 6 percent of the Company’s collected gross sales. The Company incurred $745,121 and $782,296 in royalty expenses due to PlayBev during the years ended December 31, 2009 and 2008, respectively.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are to be billed to PlayBev and recorded as an account receivable from PlayBev.  The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008 the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. The Company has advanced amounts beyond the $3,000,000 in order to continue the market momentum internationally.  As of March 19, 2008 the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. The Company has billed PlayBev for marketing and development services totaling $3,776,101 and $5,044,741 for the years ending December 31, 2009 and 2008, respectively, which have been included in revenues for our marketing and media segment. As of December 31, 2009, the interest accrued on the balance owing from PlayBev totaled $735,831. The net amount due the Company from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $6,955,817 at December 31, 2009.

AfterBev Group, LLC

Following AfterBev’s organization in May 2007, the Company entered into consulting agreements with two individuals, one of whom had loaned the Company $250,000 when the Company invested in PlayBev, and the other one was a Company director.  The agreements provided that the Company assign to each individual approximately one-third of the Company’s share in future AfterBev cash distributions, in exchange for their assistance in the initial AfterBev organization and planning, along with their continued assistance in subsequent beverage development and distribution activities.  The agreements also provided that as the Company sold a portion of its membership interest in AfterBev, the individuals would each be owed their proportional assigned share distributions in the proceeds of such a sale.  The actual payment of the distributions depended on what the Company did with the sale proceeds.  If the Company used the proceeds to help finance beverage development and marketing activities, the payment of distributions would be deferred, pending collections from customers once beverage product sales eventually commenced.  Otherwise, the proportional assigned share distributions would be due to the two individuals.

Throughout the balance of 2007, as energy drink development and marketing activities progressed, the Company raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were Company stockholders.  In some cases, the Company sold a portion of its membership interest, including voting rights.  In other cases, the Company sold merely a portion of its share of future AfterBev profits and losses.  By the end of 2007, after taking into account the two interests it had assigned, the Company had retained a net 14 percent interest in AfterBev’s profits and losses, but had retained 52 percent of all voting rights in AfterBev.  The Company recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of the Company’s original share of AfterBev.

At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note.  In exchange, the individual agreed to relinquish his approximately one-third portion of the Company’s remaining share of AfterBev’s profits and losses.  Instead, the individual received a membership interest in AfterBev.  In January 2008, the other assignee, which is one of the Company’s directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev’s profits and losses.  Accordingly, he purchased a 24 percent interest in AfterBev’s profits and losses in exchange for foregoing $863,973 in amounts due to him.  Of this 24 percent, by the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev’s profits and losses.  In turn, the director loaned $834,393 to the company in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company.  During the year ended December 31, 2009, the director advanced an additional $500,000 to the Company for his purchase of an additional 3 percent interest in PlayBev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to the Company. As of December 31, 2009, the Company still owed the director $64,719 in the form of an unsecured advance.  In addition, during the year ended December 31, 2009, one of the directors of the Company and the Company president purchased 6 percent and 5 percent of AfterBev shares, respectively, in private sales from existing shareholders of Afterbev.  AfterBev has had no operations since its inception.

Global Marketing Alliance

We entered into an agreement with GMA, and hired GMA’s owner as the Vice President of CTO, one of our subsidiaries.  Under the terms of the agreement, we outsource to GMA the online marketing and sales activities associated with our CTO products.  In return, we provide bookkeeping and management consulting services to GMA, and pay GMA a fee equal to five percent of CTO’s online net sales.  In addition, GMA assigned us all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and we also assumed the related contractual performance obligations.  We recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs.  We recognized net revenues from GMA related products and services in the amount of $2,572,955 and $3,234,588 for the years ended December 31, 2009 and 2008, respectively.

Other transactions involving Officers, Directors, and Stockholders

Don L. Buehner was appointed to our Board of Directors during 2007.  Prior to his appointment as a director, Mr. Buehner bought our building in a sale/leaseback transaction.  The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms.  We pay Mr. Buehner a monthly lease payment of $17,083, which is subject to annual adjustments in relation to the Consumer Price Index.  Mr. Buehner retired from our Board of Directors following the Company’s Annual Meeting of Shareholders on June 18, 2008.

In 2007, we appointed Fadi Nora to our Board of Directors.  In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora’s efforts.  As of December 31, 2009, we owed $18,565 under this arrangement.  Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by us that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in  connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment.  During 2008 and 2009, Mr. Nora has received no compensation under this arrangement, and at December 31, 2009, we did not owe him under the arrangement.

In 2007, we also entered into a consulting agreement with Mr. Nora, whereby we assigned to him approximately one-third of the Company’s share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities.  The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale.  Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290.  In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev’s profits and losses.  Accordingly, he purchased a 24 percent interest in AfterBev’s profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, Mr. Nora had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev’s profits and losses.  In turn, Mr. Nora loaned $834,393 to us in the form of unsecured advances.  Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company.  During 2009 Mr. Nora advanced an additional $500,000 to us for his purchase of an additional 3 percent interest in Playbev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to us. As of December 31, 2009, we still owed Mr. Nora $64,719 in the form of unsecured advances.

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

In 2007, we issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000.  The note was due on demand after May 2008.  During the years ended December 31, 2009 and 2008, the Company repaid principal and interest totaling $22,434 and $8,444, respectively.  At December 31, 2009, the principal amount owing on the note was $208,014.  On March 31, 2008, we issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, we received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per year.  During the year ended December 31, 2008, we paid two of the notes in full for a total of $105,000. In addition, we repaid $58,196 in principal to the family member during the year ended December 31, 2008.  During 2009, we paid $52,000 towards the outstanding notes, of which $10,000 was paid in principal to the family member. The principle balance owing on the promissory notes as of December 31, 2009, totalled $104,415.

During the year ended December 31, 2008 the Company president advanced us $778,600.  Of the amounts advanced, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to us.  During 2009 the Company president advanced an additional $500,000 to the Company for his purchase of an additional 3 percent interest in PlayBev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to us.  As of December 31, 2009, we owed our Company President a total of $341,600 in unsecured advances.

Transactions involving ANAHOP, Inc.

In May 2006, we closed a private placement of shares of the Company’s common stock and warrants (the "May Private Offering"). Pursuant to a securities purchase agreement we issued 14,285,715 shares of common stock (the "May Shares") to ANAHOP, Inc. (“ANAHOP”), a California company partially owned by Fadi Nora.  The consideration paid for the May Shares was $1,000,000.  In addition to the Shares, the Company issued warrants (the "Warrants") to designees of ANAHOP to purchase up to an additional 36,000,000 shares of common stock.  Of this amount, Mr. Nora was designated to receive Warrants to purchase 10,000,000 shares of common stock.

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

The remaining $1,500,000 is to be paid by ANAHOP as follows:

(i)
No later than thirty calendar days following the date on which any class of the Company’s capital stock is first listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock Exchange, ANAHOP agreed to pay an additional $500,000 to the Company; and

(ii)
No later than sixty calendar days following the date on which any class of the Company’s capital stock is first listed for trading on either the Nasdaq Small Cap Market, the Nasdaq Capital Market, the American Stock Exchange, or the New York Stock Exchange, ANAHOP agreed to pay an additional $1,000,000 to the Company. (The payments of $500,000 and $1,000,000 are referred to collectively as the "Second Tranche Payment.")

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

ITEM 13.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees for Fiscal 2009 and 2008

The aggregate fees billed to the Company by Hansen Barnett & Maxwell, P.C., the Company’s Independent Registered Public Accounting Firm and Auditor, for the fiscal years ended December 31, 2009 and 2008, are as follows:

	2009	2008
Audit Fees (1)	$134,926	$112,988
Audit-Related Fees	-	-
Tax Fees (2)	$8,425	$17,228
All Other Fees	-	-

(1)
Audit Fees consist of the audit of our annual financial statements included in the Company’s Annual Report on Form 10-K for its 2007 and 2008 fiscal years and Annual Report to Shareholders, review of interim financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax Fees consist of fees for tax consultation and tax compliance services.

The Board of Directors, acting in the absence of a designated Audit Committee, has considered whether the provision of non-audit services is compatible with maintaining the independence of Hansen Barnett & Maxwell, P.C., and has concluded that the provision of such services is compatible with maintaining the independence of the Company’s auditors.

PART IV

ITEM 14.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.6	Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of June 15, 2006.

10.7	Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of June 15, 2006.

10.8
Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of May 24, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 30, 2006, and incorporated here in by reference).

10.9
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

10.14
Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of June 30, 2006 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2006, and incorporated here in by reference).

10.15
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

10.20
Lockdown Agreement by and among CirTran Corporation and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of July 20, 2006 (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A (File No. 333-128549) filed with the Commission on July 27, 2006, and incorporated herein by reference).

10.21
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

10.24
Amended Lock Down Agreement by and between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006 (filed as an exhibit to the Company's Quarterly Report for the quarter ended September 30, 2006, filed with the Commission on November 20, 2006, and incorporated herein by reference).

10.25
Amendment to Debenture and Registration Rights Agreement between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006 (filed as an exhibit to the Company's Quarterly Report for the quarter ended September 30, 2006, filed with the Commission on November 20, 2006, and incorporated herein by reference).

10.26
Amendment Number 2 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference).

10.27
Amendment Number 4 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007(previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference).

10.28
Amendment to Employment Agreement for Iehab Hawatmeh, dated January 1, 2007 (previously filed as an exhibit to the Company's Annual Report for the year ended December 31, 2006, filed with the Commission on April 17, 2007, and incorporated herein by reference)

10.29
Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC, dated April 16, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on April 20, 2007, and incorporated herein by reference).

10.30
Triple Net Lease between CirTran Corporation and Don L. Buehner, dated as of May 4, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).

10.31
Commercial Real Estate Purchase Contract between Don L. Buehner and PFE Properties, L.L.C., dated as of May 4, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).

10.32
Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of May 25, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on June 1, 2007, and incorporated herein by reference).

10.33
Amendment Number 3 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P. (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2008, and incorporated herein by reference).

10.34
Amendment Number 6 to Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P. (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2008, and incorporated herein by reference).

10.35
Agreement between and among CirTran Corporation, YA Global Investments, L.P., and Highgate House Funds, LTD (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2008, and incorporated herein by reference).

10.36	Promissory Note (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 5, 2008, and incorporated herein by reference).

10.37	Form of Warrant (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 5, 2008, and incorporated herein by reference).

10.38
Subscription Agreement between the Company and Haya Enterprises, LLC (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 5, 2008, and incorporated herein by reference).

21	Subsidiaries of the Registrant

31	Certification of President/Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 - President/Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRTRAN CORPORATION

Date: April 15, 2010	By:	/s/ Iehab J. Hawatmeh,
President, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer)

In  accordance  with the  Exchange  Act,  this  report  has been  signed  by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Date: April 15, 2010	/s/ Iehab Hawatmeh
President, Chief Financial Officer,
Principal Executive Officer, Principal Financial
and Director

Date: April 15, 2010	/s/ Fadi Nora
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of CirTran Corporation and related notes thereto and auditors’ report thereon is filed as part of this Form 10-K:

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and the Stockholders
CirTran Corporation

We have audited the accompanying consolidated balance sheets of CirTran Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, has suffered losses from operations and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hansen, Barnett & Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 15, 2010

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$8,588	$8,701
Trade accounts receivable, net of allowance for doubtful accounts of $290,806 and $108,162, respectively	472,947	591,441
Receivable due from related party	670,266	4,718,843
Inventory, net of reserve of $2,045,458 and $1,028,957, respectively	873,650	1,451,275
Prepaid deposits	82,011	164,556
Other	720,712	305,037
Total current assets	2,828,174	7,239,853

Investment in securities, at cost	300,000	752,000
Investment in related party	750,000	750,000
Deferred offering costs, net	-	15,662
Long-term receivable due from related party	6,285,551	-
Long-term receivable	1,647,895	1,647,895
Property and equipment, net	544,705	773,591
Intellectual property, net	1,270,358	1,871,153
Other assets, net	14,538	19,025

Total assets	$13,641,221	$13,069,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks written in excess of bank balance	$217,361	$133,391
Accounts payable	3,047,592	2,215,171
Short term advances payable	2,962,339	747,329
Accrued liabilities	3,889,412	2,207,580
Deferred revenue	2,275,967	587,052
Derivative liability	523,349	705,477
Convertible debenture	3,161,355	3,162,650
Current portion of refundable customer deposits	828,933	538,080
Current maturities of long-term debt	578,226	1,494,969
Note payable to stockholders	208,014	230,447
Total current liabilities	17,692,548	12,022,146

Refundable customer deposits, net of current portion	1,719,000	1,150,000
Long-term debt, less current maturities	196,614	269,625

Total liabilities	19,608,162	13,441,771

Stockholders' deficit
CirTran Corporation stockholders' deficit:
Common stock, par value $0.001; authorized 1,500,000,000 shares; issued and outstanding shares: 1,498,972,923 and 1,426,262,586, respectively	1,498,968	1,426,257
Additional paid-in capital	29,117,928	28,970,335
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(39,140,068)	(33,325,415)
Total CirTran Corporation stockholders' deficit	(8,540,172)	(2,945,823)
Noncontrolling interest	2,573,231	2,573,231
Total stockholders' deficit	(5,966,941)	(372,592)

Total liabilities and stockholders' deficit	$13,641,221	$13,069,179

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2009	2008

Net sales	$9,732,855	$13,675,545
Cost of sales	(8,819,995)	(11,240,454)
Royalty Expense	(745,121)	(827,813)

Gross profit	167,739	1,607,278

Operating expenses
Selling, general and administrative expenses	4,412,219	5,718,858
Non-cash compensation expense	98,281	94,336
Total operating expenses	4,510,500	5,813,194

Loss from operations	(4,342,761)	(4,205,916)

Other income (expense)
Interest expense	(1,221,004)	(1,903,590)
Interest income	518,600	217,431
Settlement of litigation	(490,000)	-
Gain on settlement of distribution agreement	-	250,000
Gain on settlement of litigation	58,704	300,000
Gain on sale/leaseback	81,074	81,580
Gain on settlement of debt	88,779	-
Impairment of intellectual properties	(156,340)	-
Impairment of investment in securities	(452,000)	(1,068,000)
Gain on derivative valuation	100,295	2,417,283
Total other expense, net	(1,471,892)	294,704

Net loss	$(5,814,653)	$(3,911,212)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	1,490,580,788	1,219,326,605

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009

	Common Stock		Additional
	Number		paid-in	Subscription	Accumulated
	of shares	Amount	capital	receivable	deficit	Total

Balances at December 31, 2007	1,101,261,449	$1,101,256	$27,057,168	$(17,000)	$(29,414,203)	$(1,272,779)

Settlement with former employee	3,000,000	3,000	18,000	-	-	21,000

Shares issued for partial conversion of
debentures, including effect of
derivative conversion	175,222,320	175,222	990,147	-	-	1,165,369

Options granted to employees,
consultants and attorneys	-	-	94,336	-	-	94,336

Warrants granted to consultants
and attorneys	-	-	144,672	-	-	144,672

Exercise of stock options by
consultants and attorneys	10,000,000	10,000	(9,000)	-	-	1,000

Shares and warrants issued
in private placement	136,778,817	136,779	675,012	-	-	811,791

Net loss	-	-	-	-	(3,911,212)	(3,911,212)

Balances at December 31, 2008	1,426,262,586	$1,426,257	$28,970,335	$(17,000)	$(33,325,415)	$(2,945,823)

Shares issued for partial conversion of
debentures, including effect of
derivative conversion	72,710,337	72,711	126,744			199,455

Options granted to employees,
consultants and attorneys			5,530			5,530

Warrants granted to consultants
and attorneys			15,319			15,319

Net loss	-	-	-	-	(5,814,653)	(5,814,653)

Balances at December 31, 2009	1,498,972,923	$1,498,968	$29,117,928	$(17,000)	$(39,140,068)	$(8,540,172)

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2009	2008

Cash flows from operating activities
Net loss	$(5,814,653)	$(3,911,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	660,940	644,952
Accretion expense	443,816	1,163,983
Provision for doubtful accounts	182,644	52,419
Provision for obsolete inventory	1,016,502	320,685
Gain on sale - leaseback	(81,074)	(81,581)
Impairment of intellectual properties	156,340	-
Impairment of investment in securities	452,000	1,068,000
Non-cash compensation expense	98,281	93,351
Loan costs and interest withheld from loan proceeds	15,662	86,799
Litigation settled through note payable	100,000	-
Litigation settled through accrued liability	390,000	-
Options issued to attorneys for services	20,849	146,657
Change in valuation of derivative	(100,295)	(2,417,283)
Changes in assets and liabilities:
Trade accounts receivable	(164,630)	(231,962)
Related party receivable	(3,236,974)	(4,479,876)
Inventories	(438,877)	166,657
Prepaid expenses and other current assets	(328,643)	(9,408)
Accounts payable	844,821	791,646
Accrued liabilities	2,749,117	886,147
Deferred revenue	1,688,915	427,204
Customer deposits	859,853	688,080

Net cash used in operating activities	(485,406)	(4,594,742)

Cash flows from investing activities
Intangibles purchased with cash	-	(204,946)
Royalties received in estate settlement	-	17,105
Purchase of property and equipment	-	(9,333)

Net cash used in investing activities	-	(197,174)

Cash flows from financing activities
Proceeds from notes payable to related party	4,611	1,100,000
Payments on notes payable to related party	(22,434)	(171,640)
Proceeds from stock issued in private placement	-	204,000
Principal payments on long-term debt	(106,854)	(75,000)
Checks written in excess of bank balance	83,970	133,391
Proceeds from long-term deposits	-	1,000,000
Proceeds from short-term advances	1,885,300	2,527,105
Payments on short-term advances	(1,359,300)	-

Net cash provided by financing activities	485,293	4,717,856

Net decrease in cash and cash equivalents	(113)	(74,060)

Cash and cash equivalents at beginning of year	8,701	82,761

Cash and cash equivalents at end of year	$8,588	$8,701

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Year Ended December 31,	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$651,203	$37,473

Noncash investing and financing activities:
Stock issued in payment of notes payable and accrued interest	$199,455	$1,165,369
Exchange AfterBev membership interest for distribution payable	-	863,973
Common stock issued in exchange for advance payable and accrued interest	-	628,790
Related party liability settled through reduction of related party receivable	1,000,000	1,200,000
Debt settled on behalf of Company for issuance of short term advances	1,315,000	-
Accounts receivable settled through offset in short-term liability	100,480
Accrued liabilities settled on behalf of the Company for issuance of short term advance	1,949,490
Return of property and equipment	12,400	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - CirTran Corporation and its consolidated subsidiaries (the “Company”) provide turnkey manufacturing services using surface mount technology, ball-grid array assembly, pin-through-hole, and custom injection molded cabling for leading electronics original equipment manufacturers (“OEMs”) in the communications, networking, peripherals, gaming, consumer products, telecommunications, automotive, medical, and semiconductor industries. The Company also designs, develops, manufactures, and markets a full line of local area network products, with emphasis on token ring and Ethernet connectivity.  In 2007, the Company began marketing and distributing an energy drink using the Playboy brand under a license agreement with Playboy Enterprises International, Inc. (“Playboy”).

In early 2004, the Company incorporated CirTran Asia ("CTA") as a wholly owned subsidiary.  Through CTA, we design, engineer, manufacture and supply products in the international electronics, consumer products and general merchandise industries for various marketers, distributors and retailers selling overseas. This subsidiary provides manufacturing services to the direct response and retail consumer markets.  Our experience and expertise in manufacturing enables CTA to enter a project at various phases:  engineering and design; product   development and prototyping; tooling; and high-volume manufacturing.   This presence with Asian suppliers helps us maintain an international contract manufacturer status for multiple products in a wide variety of industries, and has allowed us to target larger-scale contracts. We intend to pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses and injection molding systems by establishing complete “box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets.  During the last three years from 2007 through 2009, the Company developed several fitness and exercise products and products in the household and kitchen appliance and health and beauty aid markets that are being manufactured in China.  We anticipate that offshore contract manufacturing will continue to be an emphasis of the Company.

In December 2005, the Company incorporated CirTran Products Corp. (“CTP”), a Utah corporation, as a wholly owned subsidiary.  CTP was formed to offer products for sale at wholesale and retail.  This division is run from the Company’s Los Angeles, California, office.  During 2006 CTP was wholesaling the True Ceramic Pro Flat Iron under the terms of an exclusive marketing agreement with two direct marketing companies.  The product was produced in China and shipped directly to the customer.  The Company also sells its own proprietary and branded products through CTP.

In March 2006, the Company formed CirTran Media Corp. (“CMC”), formerly known as Diverse Media Group, to provide end-to-end services to the direct response and entertainment industries.  The Company is developing marketing production services, and preparing programs where CMC will operate as the marketer, campaign manager and/or distributor for beauty, entertainment, software, and fitness consumer products.  In May 2006, CMC entered into an agreement with Diverse Talent Group, Inc., a California corporation ("DTG"), whereby DTG would provide outsourced talent agency services in exchange for growth financing provided by the Company.  In March 2007, the Company terminated the agreement, and assigned to DTG the name “Diverse Media Group.”  In terminating the agreement with DTG, now known as Diverse Media Group, Inc. (“DMG”), the Company received 9 million shares of DMG common stock, to be held in escrow for one year and subject to certain other restrictions.  The Company still holds the shares as of December 31, 2009, however, the value of these shares was fully impaired during 2009.

During the first quarter of 2007, the Company formed CirTran Online Corp. ("CTO"), to sell products via the Internet, to offer training, software, marketing tools, web design and support, and other e-commerce related services to entrepreneurs, and to telemarket directly to customers.  As part of CTO’s business plan, the Company entered into an agreement with Global Marketing Alliance, LLC, a Utah limited liability company and related party, along with certain of its affiliates (“GMA”) that specialize in providing services to e-bay sellers, conducting internet marketing seminars, and developing and hosting web sites.   In connection with this agreement, the Company also hired the owner of GMA to be CTO’s Vice-President.

In May 2007, the Company incorporated CirTran Beverage Corp. ("CBC"), to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels.  CBC entered into an agreement with Play Beverages, LLC (“PlayBev”), a related Delaware limited liability company and the holder of the product licensing agreement with Playboy.  Under the terms of the agreement with PlayBev, the Company is to provide the initial development and promotional services for PlayBev who collects from the Company a royalty based on the Company’s product sales and manufacturing costs.  As part of efforts to finance the initial development and marketing of the energy drink, the Company, along with other investors, formed After Bev Group LLC (“AfterBev”), a majority-owned subsidiary of the Company organized in California.

Basis of Presentation - CirTran Corporation, together with its subsidiaries collectively, the “Company" or "CirTran" consolidates all of its majority-owned subsidiaries and companies over which the Company exercises control through majority voting rights.  The Company accounts for its investments in common stock of other
Companies that the Company does not control but over which the Company can exert significant influence using the cost method.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly-owned subsidiaries Racore Technology Corporation, CTA, CTP, CMC, CTO, CBC, and discontinued PFE Properties, LLC.

The consolidated financial statements also include the accounts of AfterBev, a majority-owned subsidiary.  At December 31, 2009, the Company had a four percent share of AfterBev’s profits and losses, but maintained a 52 percent voting control interest.  AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC (“PlayBev”), and the president and one of the directors of the Company own membership interests in PlayBev totaling 28.35 percent.  As of September 30, 2008, the members of PlayBev had amended PlayBev’s operating agreement to require a 95 percent membership vote on major managerial and organizational decisions.  None of the other members of PlayBev are affiliated with the Company.  Accordingly, while the Company president and one of its directors own membership interests and currently hold the executive management positions in PlayBev, the Company or its affiliates nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

Revenue Recognition - Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment. Returns for defective items are either repaired and sent back to the customer, or returned for credit or replacement product. Historically, expenses associated with returns have not been significant and have been recognized as incurred.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

The Company signed an Assignment and Exclusive Services Agreement with GMA, a related party, whereby revenues and all associated performance obligations under GMA’s web hosting and training contracts were assigned to the Company.  Accordingly, this revenue is recognized in the Company’s financial statements when it is collected, along with the revenue of CirTran Online Corporation (see also Note 8).

The Company sold its building in a sale/leaseback transaction, and reported the gain on the sale as deferred revenue to be recognized over the term of lease pursuant to ASC 840-10, Accounting for Leases (see also Note 4).

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

Accounts Receivable - Accounts receivable are carried at the original invoice amount, less an estimate made for doubtful accounts based on a review of outstanding amounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivable, and changes in payment histories.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.

Inventories - Inventories are stated at the lower of average cost or market value. Cost on manufactured inventories includes labor, material and overhead. Overhead cost is based on indirect costs allocated to cost of sales, work-in-process inventory, and finished goods inventory. Indirect overhead costs have been charged to cost of sales or capitalized as inventory, based on management’s estimate of the benefit of indirect manufacturing costs to the manufacturing process.

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

Preproduction Design and Development Costs - The Company incurs certain costs associated with the design and development of molds and dies for its contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. The Company holds title to all molds and dies used in the manufacture of its various products. The Company held $2,010 in deposits at December 31, 2009 and 2008. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at December 31, 2009 and 2008, was $397,594 and $561,467, respectively.

Investment in Securities – The aggregate cost of the Company’s cost-method investments totaled $1,050,000 at December 31, 2009.  Investments with an aggregate cost of $750,000 were not evaluated for impairment because (a) the investment is in a nonpublic entity and the Company is exempt from estimating fair value under ASC 825-10, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities, and (b) the Company did not identify any events or changes in circumstances that may  have  had  a  significant  adverse  effect  on  the  fair  value  of  those investments.  The remaining cost-method investments consist of an investment in a private digital multi-media technology company and an investment in a company traded on the pink sheets in the talent agency industry with a carrying value of $300,000. An evaluation of the $300,000 found no impairment as of December 31, 2009.  The investment in the talent agency was evaluated for impairment because of an adverse change in the market condition of companies in the talent agency industry and the trading volume and volatility of the investment.  As a result of that evaluation, the Company identified an impairment of the investment and realized a loss of $452,000, resulting in $0 of carrying value at December 31, 2009.

Property and Equipment - Depreciation expense is recognized in amounts equal to the cost of depreciable assets over estimated service lives. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in operating results.

Depreciation expense for the years ended December 31, 2009 and 2008, was $216,485 and $221,926, respectively.

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

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years.  Amortization expense was $444,455 and $423,026 for the years ended December 31, 2009 and 2008, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes.  However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet.  The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change.  The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model.  The fair values of the derivative instruments are measured each quarter.

Registration Payment Arrangements - On January 1, 2007, the Company adopted ASC 815-40 Accounting for Registration Payment Arrangements. Under ASC 815-40, and ASC 450-10, Accounting for Contingencies, a registration payment arrangement is an arrangement where (a) the Company has agreed to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or (b) the Company will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if the Company fails to meet those requirements.  When the Company issues an instrument coupled with these registration payment requirements, the Company estimates the amount of consideration likely to be paid under the agreement, and offsets such amount against the proceeds of the instrument issued.  The estimate is then reevaluated at the end of each reporting period, and any changes recognized as a registration penalty in the results of operations.  As further described in Note 9, the Company has instruments that contain registration payment arrangements.  The effect of implementing this has not had a material effect on the financial statements because the Company considers probability of payment under the terms of the agreements to be remote.

Advertising Costs - The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2009 and 2008, were $21,002 and $230,130, respectively.

Stock-Based Compensation – The Company has outstanding stock options to directors and employees, which are described more fully in Note 16. The Company accounts for its stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Stock-based employee compensation incurred for the years ended December 31, 2009 and 2008, was $98,281 and $94,336, respectively.

Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

Use of Estimates - In preparing the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Concentrations of Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer’s ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management’s expectations. At December 31, 2009 and 2008, this allowance was $290,806 and $108,162, respectively.

During the year ended December 31, 2009, sales to three customers accounted for 30 percent, 18 percent and 10 percent of net sales, respectively.  Sales from the largest of these customers are included as part of the marketing and media segment.  The other two customers are included in contract manufacturing and electronics manufacturing segments. Accounts receivable from one customer was 87 percent of total accounts receivable at December 31, 2009, which created a concentration of credit risk.

During 2008, sales to three customers accounted for 29 percent, 7 percent and 7 percent of net sales, respectively.  Sales from the largest of these customers are included as part of the marketing and media segment.  The other two customers are included in contract manufacturing and electronics manufacturing segments. Accounts receivable from one customer was 91 percent of total accounts receivable at December 31, 2008, which created a concentration of credit risk.

Fair Value of Financial Instruments - The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes payable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments.  The carrying amounts of the Company’s debt obligations approximate fair value.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 748,731,491 and 2,385,544,000 in potentially issuable common shares at December 31, 2009 and 2008, respectively.  These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Reclassifications - Certain reclassifications have been made to the financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

FASB Accounting Codification - In June 2009, the Financial Accounting Standards Board   ("FASB") issued an accounting pronouncement found under ASC 105, previously referred to as SFAS No.  168,  "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  This statement does not change existing GAAP, but reorganizes GAAP into Topics.  In circumstances where previous standards require a revision, the FASB will issue an Accounting Standards Update ("ASU") on the Topic. ASC 105 was effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company's adoption of this standard during the quarter ended September 30, 2009, did not have any impact on the Company's consolidated financial statements.

Fair Value Measures and Disclosures - ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with ASC 820, previously referred to as SFAS No.  157.  The Company adopted ASC 820 on January 1, 2009 and the adoption had no material effect on the Company's financial statements.

Business Combinations - In December 2007, the FASB issued guidance, as codified in ASC 805-10 Business Combinations  (previously SFAS No. 141(R), Business Combinations).   ASC 805-10 requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement   of   contingent consideration,  and  requires  the  expensing  of acquisition-related  costs  as  incurred.  ASC 805-10 also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination.  The Company's adoption of ASC 805-10 on January 1, 2009, did not have a material impact on its consolidated statements.

Accounting for Collaborative Arrangements - In December 2007, the FASB ratified an accounting pronouncement found under ASC 808-10-15, previously referred to as Emerging Issues Task Force No. 07-1, "Accounting for Collaborative Agreements.”  ASC 808-10-15 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein.  The Company adopted ASC 808-10-15 effective January 1, 2009, and the adoption had no impact on the Company's financial position or results of operations.

Disclosures about Derivative Instruments - On January 1, 2009, the Company adopted the requirements of guidance codified in ASC 815-10 Derivatives and hedging (previously FASB Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133). ASC 815-10 requires additional quantitative disclosures (provided   in   tabular   form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; and the objectives and strategies for using derivative instruments. ASC 815-10 does not change the accounting treatment for derivative instruments.  The Company’s adoption of ASC 815-10 did not have a material impact on its consolidated financial statements.

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

Convertible Debt Instruments - ASC 470-20, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ("ASC 470-20") requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components   of   the   instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company adopted ACS 470-20 on January 1, 2009.  Its adoption did not have a material effect on the financial statements.

Instruments With Imbedded Features  - ASC 815-40,  "Determining Whether an Instrument  (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("ASC 815-40"), provides guidance for determining whether an equity-linked financial instrument  (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity's own stock.  The Company adopted ACS 815-40 on January 1, 2009. Its adoption did not have a material effect on the financial statements.

Subsequent Events - In May 2009, the FASB issued an accounting pronouncement found under ASC 855-10, previously referred to as SFAS No. 165, "Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855-10 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have an impact on the Company's financial position or results of operations. ACS 855-10 is effective for the fiscal quarter ending June 30, 2009. The Company's adoption of ACS 855-10 did not have a material impact on the interim or annual consolidated financial statements or the disclosures in those financial statements.

NOTE 2 – REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $5,814,653 and $3,911,212 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company had an accumulated deficit of $39,140,068 and $33,325,415, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $485,406 and $4,594,743 for the years ended December 31, 2009 and 2008, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company feels that its beverage business has the potential to have a substantial impact on its business. The Company plans to focus on the beverage business and the contract manufacturing business.  For the beverage business, the Company plans to sell existing products and develop new products under the license agreement with Playboy to a globally expanding market.  With regard to contract manufacturing, the Company goal is to provide customers with manufacturing solutions for both new and more mature products, as well as across product generations.

The Company currently provides product marketing services to the direct response and retail markets for both proprietary and non-proprietary products. This segment provides campaign management and marketing services for both the Direct Response, Retail and Beverage Distribution markets. The Company intends to continue to provide marketing and media services to support its own product efforts, and offer to customers marketing service in channels involving television, radio, print media, and the internet.

With respect to electronics assembly and manufacturing, the Company intends to continue to serve these industries, although it anticipates that its focus will shift more to providing services on a sub-contract basis.

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31,	December 31,
	2009	2008
Raw Materials	$1,638,256	$1,625,322
Work in Process	313,302	221,079
Finished Goods	967,550	633,831
Allowance / Reserve	(2,045,458)	(1,028,957)
Totals	$873,650	$1,451,275

During 2009 and 2008, write downs of $1,016,502 and $320,685, respectively, were recorded to reduce items considered obsolete or slow moving to their market value.

NOTE 4 – SALE OF PROPERTY

In May 2007, PFE Properties LLC ("PFE"), a Utah limited liability company and wholly owned subsidiary of the Company, sold and the Company leased back the land and building where the Company presently has its headquarters and manufacturing facility.  The sales proceeds were $2,500,000.  With those proceeds, the Company repaid PFE’s mortgage of $1,033,985, along with taxes, fees, and commissions aggregating $199,303.

The Company then agreed to lease back the property from the buyer, an individual who later became one of the Company’s directors for a period of time.  The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. The monthly lease payment is $17,083.  The Company also recorded a gain on the sale of the property of $810,736, which is being deferred over the life of the lease.  The Company recognized $81,074 and $81,581 of the deferral during the years ending December 31, 2009 and 2008, respectively.

NOTE 5 – ADVANCE BEAUTY SOLUTIONS RECEIVABLE

In June 2006, the Company and Advance Beauty Solutions (“ABS”) signed an agreement to settle certain disputed claims the Company had against ABS.  Pursuant to the settlement of ABS's bankruptcy proceedings and the terms of the agreement, the Company obtained an allowed claim against ABS in the amount of $2,350,000.  Of this amount, $750,000 was credited to the purchase of substantially all of ABS's assets under the terms of a separate asset purchase agreement (see below). Pursuant to the settlement, the Company was allowed to participate as a general unsecured creditor of ABS in the remaining amount of $1,600,000.  ABS also has a $2,100,000 general unsecured claim of certain insiders of ABS.  Both of these claims are subject to the prior payment of certain other secured, priority, and non-insider claims in the amount of $1,507,011.  The settlement also resolved a related dispute with Inventory Capital Group (“ICG”), in which ICG assigned $65,000 of its secured claim against ABS to the Company.

Pursuant to the terms of the asset purchase agreement, in 2006 the Company acquired substantially all of ABS's assets in exchange for a cash payment of $1,125,000, a reduction by $750,000 in the amount owing to the Company, and the obligation to pay to ABS a royalty equal to $3.00 per True Ceramic Pro (“TCP”) flat iron unit sold by the Company.

The minimum royalty amount the Company will pay is $435,000, and this amount was included with other long-term obligations of the Company (see Note 10).  Only after this initial $435,000 is paid can the Company begin sharing in the benefit, as one of ABS’s creditors, of the royalty obligation paid to the ABS estate.  The realization of the total $1,665,000 receivable due the Company from the ABS estate depends on the Company selling approximately one million TCP units in the future, and gradually offsetting the Company’s proportionate share of the resultant royalty obligation against the receivable.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

			Estimated
			Service Lives
	2009	2008	in Years
Production equipment	$4,038,818	$4,051,218	5-10
Leasehold improvements	997,714	997,714	7-10
Office equipment	240,472	240,472	5-10
Other	53,208	53,208	3-7
Total property and equipment	5,330,212	5,342,612

Less accumulated depreciation	(4,785,507)	(4,569,021)

Property and equipment, net	$544,705	$773,591

NOTE 7 – INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consist of the following:

			Estimated
			Service Lives
	2009	2008	in Years
Infomercial development costs	$61,445	$217,786	7
Patents	38,056	38,056	7
ABS Infomerical	1,186,382	1,186,382	5
Trademark	1,227,673	1,227,673	7
Copyright	115,193	115,193	7
Website Development Costs	150,000	150,000	5
Total intellectual property	2,778,749	2,935,090

Less accumulated amortization	(1,508,391)	(1,063,937)

Intellectual property, net	$1,270,358	$1,871,153

The estimated amortization expenses for the next five years are as follows:

Year Ending December 31,
2010	$462,749
2011	356,783
2012	254,916
2013	142,063
2014	32,418
Thereafter	21,429
Total	$1,270,358

NOTE 8 – RELATED PARTY TRANSACTIONS

Play Beverages, LLC

During 2006, Playboy Enterprises International, Inc. (“Playboy”), entered into a licensing agreement with Play Beverages, LLC (“PlayBev”), then an unrelated Delaware limited liability company, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and “Rabbit Head” logo symbol.  In May 2007, PlayBev entered into an exclusive agreement with the Company to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world.

In an effort to finance the initial development and marketing of the new drink, the Company with other investors formed After Bev Group LLC ("AfterBev"), a California limited liability company and partially owned, consolidated subsidiary of the Company. The Company contributed its expertise in exchange for an initial 84 percent membership interest in AfterBev.  The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. The Company borrowed an additional $250,000 from an individual, and contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions.  The Company recorded this $750,000 amount as an investment in PlayBev, accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted the Company, PlayBev agreed to appoint the Company's president and one of the Company's directors to two of PlayBev's three executive management positions.  Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by the Company president and one of the Company's directors. On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent.  Since 2007, the two affiliates personally purchased membership interests from PlayBev directly and from other Playbev members constituting an additional 23.1 percent, which aggregated 34.35 percent. Despite the combined 90.5 percent interest owned by these affiliates and the Company, the Company cannot unilaterally control significant operating decisions of PlayBev, as the amended operating agreement requires that various major operating and organizational decisions be agreed to by at least 95 percent of all members. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is now a related party, the Company cannot unilaterally control significant operating decisions of PlayBev, and therefore has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement, the Company was appointed as the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy.  In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities.  In addition, PlayBev is owed a royalty from the Company equal to the Company’s gross profits from collected beverage sales, less 20 percent of the Company’s related cost of goods sold, and 6 percent of the Company’s collected gross sales. The Company incurred $745,121 and $782,296 in royalty expenses due to PlayBev during the years ended December 31, 2009 and 2008, respectively.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are billed to PlayBev and recorded as an account receivable from PlayBev.  The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008 the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000.  The Company has advanced amounts beyond $3,000,000 in order to continue the market momentum internationally.  As of March 19, 2008 the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev.  The Company has billed PlayBev for marketing and development services totaling $3,776,101 and $5,044,741 for the years ending December 31, 2009 and 2008, respectively, which have been included in revenues for our marketing and media segment. As of December 31, 2009, the interest accrued on the balance owing from PlayBev totaled $735,831. The net amount due the Company from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $6,955,817 at December 31, 2009.

After Bev Group, LLC

Following AfterBev’s organization in May 2007, the Company entered into consulting agreements with two individuals, one of whom had loaned the Company $250,000 when the Company invested in PlayBev, and the other one was a Company director.  The agreements provided that the Company assign to each individual approximately one-third of the Company’s share in future AfterBev cash distributions, in exchange for their assistance in the initial AfterBev organization and planning, along with their continued assistance in subsequent beverage development and distribution activities.  The agreements also provided that as the Company sold a portion of its membership interest in AfterBev, the individuals would each be owed their proportional assigned share distributions in the proceeds of such a sale.  The actual payment of the distributions depended on what the Company did with the sale proceeds.  If the Company used the proceeds to help finance beverage development and marketing activities, the payment of distributions would be deferred, pending collections from customers once beverage product sales eventually commenced.  Otherwise, the proportional assigned share distributions would be due to the two individuals.

Throughout the balance of 2007, as energy drink development and marketing activities progressed, the Company raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were Company stockholders.  In some cases, the Company sold a portion of its membership interest, including voting rights.  In other cases, the Company sold merely a portion of its share of future AfterBev profits and losses.  By the end of 2007, after taking into account the two interests it had assigned, the Company had retained a net 14 percent interest in AfterBev’s profits and losses, but had retained 52 percent of all voting rights in AfterBev.  The Company recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of the Company’s original share of AfterBev.

At the end of 2007, the Company agreed to convert the amount owing to one of the individuals into a promissory note.  In exchange, the individual agreed to relinquish his approximately one-third portion of the Company’s remaining share of AfterBev’s profits and losses.  Instead, the individual received a membership interest in AfterBev.  In January 2008, the other assignee, which is one of the Company’s directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev’s profits and losses.  Accordingly, he purchased a 24 percent interest in AfterBev’s profits and losses in exchange for foregoing $863,973 in amounts due to him.  Of this 24 percent, by the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev’s profits and losses.  In turn, the director loaned $834,393 to the company in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company.  During the year ended December 31, 2009, the director advanced an additional $500,000 to the Company for his purchase of an additional 3 percent interest in PlayBev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to the Company. As of December 31, 2009, the Company still owed the director $64,719 in the form of an unsecured advance.  In addition, during the year ended December 31, 2009, one of the directors of the Company and the Company president purchased 6 percent and 5 percent of AfterBev shares, respectively, in private sales from existing shareholders of Afterbev.  AfterBev has had no operations since its inception.

Global Marketing Alliance

The Company entered into an agreement with Global Marketing Alliance (“GMA”), and hired GMA’s owner as the Vice President of CTO, one of the Company’s subsidiaries.  Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company’s CTO products.  In return, the Company provides bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO’s online net sales.  In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations.  The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs.  The Company recognized net revenues from GMA related products and services in the amount of $2,572,955 and $3,234,588 for the years ended December 31, 2009 and 2008, respectively.

Transactions involving Officers, Directors, and Stockholders

Don L. Buehner was appointed to the Company's Board of Directors during 2007.  Prior to his appointment as a director, Mr. Buehner bought the Company’s building in a sale/leaseback transaction.  The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms.  The Company pays Mr. Buehner a monthly lease payment of $17,083, which is subject to annual adjustments in relation to the Consumer Price Index.  Mr. Buehner retired from the Company’s Board of Directors following the Company’s Annual Meeting of Shareholders on June 18, 2008.

Sublease

In an effort to operate more efficiently and focus resources on higher margin areas, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”) entered into certain agreements to reduce its costs (discussed more fully in Note 19).  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease is for two (2) months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and off shore.

In 2007, the Company appointed Fadi Nora to its Board of Directors.  In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora’s efforts.  As of December 31, 2009, the Company owed $18,565 under this arrangement.  Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in  connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment.  During 2008 and 2009, Mr. Nora has received no compensation under this arrangement, and at December 31, 2009, the Company did not owe him any amounts under the arrangement.

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company’s share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities.  The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale.  Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290.  In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev’s profits and losses.  Accordingly, he purchased a 24 percent interest in AfterBev’s profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, Mr. Nora had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev’s profits and losses.  In turn, Mr. Nora loaned $834,393 to the Company in the form of unsecured advances.  Of the amounts loaned, $600,000 was used to purchase a 6 percent interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company.  During 2009, Mr. Nora advanced an additional $500,000 to the Company for his purchase of an additional 3 percent interest in Playbev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to the Company. As of December 31, 2009, the Company still owed Mr. Nora $64,719 in the form of unsecured advances.

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

In  addition,  on  July  14,  2009,  the  Company  entered into a Stock Purchase Agreement  with  Mr.  Nora  to purchase 75,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director to the Company. Mr. Nora and the Company acknowledged in the purchase agreement that the Company did  not  have  sufficient  shares to satisfy the issuances, and agreed that the shares  would  be  issued once the Company has sufficient shares to do so. As of
December 31,  2009,  the  Company showed the balance of $225,000 as an accrued liability on the balance sheet.

In 2007, the Company issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000.  The note was due on demand after May 2008.  During the years ended December 31, 2009 and 2008, the Company repaid principal and interest totaling $22,434 and $8,444, respectively.  At December 31, 2009, the principal amount owing on the note was $208,014.  On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum.  During the year ended December 31, 2008, the Company paid two of the notes in full for a total of $105,000. In addition, the Company repaid $58,196 in principal to the family member during the year ended December 31, 2008.  During 2009, the Company paid $52,000 towards the outstanding notes, of which $10,000 was paid in principal to the family member. The principal balance owing on the promissory notes as of December 31, 2009, totalled $104,415.

During the year ended December 31, 2008, the Company president advanced the Company $778,600.  Of the amounts advanced, $600,000 was used to purchase a 6 percent interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company.  During 2009 the Company president advanced an additional $500,000 to the Company for his purchase of an additional 3 percent interest in Playbev, which resulted in a reduction of $500,000 of amounts owed by Playbev to the Company.  As of December 31, 2009, the Company owed the Company president a total of $341,600 in unsecured advances.

On  July  14, 2009, the Company entered into a Stock Purchase Agreement with the president  of  the  Company to purchase 50,000,000 shares of common stock of the Company  at a purchase price of $.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by the president of the Company  to  the  Company.  Mr.  Hawatmeh  and  the  Company acknowledged in the purchase  agreement  that  the Company did not have sufficient shares to satisfy the  issuances,  and agreed that the shares would be issued once the Company has sufficient  shares  to  do  so. As of December 31, 2009, the Company showed the balance  of  $150,000 as an accrued liability on the balance sheet.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Guthy-Renker – In 2006, the Company filed a lawsuit against Guthy-Renker (“Guthy”), alleging breach of a 2005 manufacturing and distribution agreement, and seeking unspecified damages in excess of several million dollars.  On March 25, 2008, the parties settled the matter, and Guthy paid the Company $300,000 under the settlement agreement to resolve all claims.

Litigation and Claims - Various vendors and service providers have notified the Company that they believe they have claims against the Company totaling approximately $1,500,000.   The Company has determined the probability of realizing any loss on these claims is remote.  The Company has made no accrual for these claims and is currently in the process of negotiating the dismissal of these claims.

Registration rights agreements – In May 2005, in connection with the Company’s issuance of a convertible debenture to Highgate House Funds, Ltd. (“Highgate”) (see Note 11), the Company granted to Highgate registration rights pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company’s common stock issuable upon conversion of the debenture.  The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement.  The Company agreed to register the resale of up to 100,000,000 shares, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture were sold.  The Company filed the registration statement in September 2005, and the registration statement was declared effective in August 2006.

In December 2005, in connection with the Company’s issuance of a convertible debenture to YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. (“YA Global”) (see Note 11), the Company granted to YA Global registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company’s common stock issuable upon conversion of the debenture.   The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement.  The Company agreed to register the resale of up to 32,608,696 shares and 10,000,000 warrants, and to keep the registration statement effective until all of the shares issuable upon conversion of the debenture have been sold.

In August 2006, in connection with the Company’s issuance of a second convertible debenture to YA Global (See Note 8), the Company granted YA Global registration rights, pursuant to which the Company agreed to file, within 120 days of the closing of the purchase of the debenture, a registration statement to register the resale of shares of the Company’s common stock issuable upon conversion of the debenture.   The Company also agreed to use its best efforts to have the registration statement declared effective within 270 days after filing the registration statement.  The Company agreed to register the resale of up to 74,291,304 shares and 15,000,000 warrants, and to keep such registration statement effective until all of the shares issuable upon conversion of the debenture have been sold.

Previously, YA Global has agreed to extensions of the filing deadlines inherent in the terms of the two convertible debentures mentioned above, and in February 2008 agreed to extend the filing deadlines to December 31, 2008.  On August 11, 2009, the Company and YA Global entered into a forbearance agreement related to the three convertible debentures issued by the Company to YA or its predecessor entities (See Note 11 – Convertible Debentures):

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

The Company currently has issued and outstanding options, warrants, convertible notes and other instruments for the acquisition of the Company's common stock in excess of the available authorized but non-issued shares of common stock provided for under the Company's Articles of Incorporation, as amended. As a consequence, in the event that the holders of such instruments requiring the issuance, in the aggregate, of a number of shares of common stock that would, when combined with the previously issued and outstanding common stock of the Company exceed the authorized capital of the Company, seek to exercise their rights to acquire shares under those instruments, the Company will be required to increase the number of authorized shares or effect a reverse split of the outstanding shares in order to provide sufficient shares for issuance under those instruments.

Employment Agreements –

On August 1, 2009, we entered into a new employment agreement with Mr. Hawatmeh, our President.  The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one year periods, with an annual base salary of $345,000.  The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board. The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5 percent of the Company’s earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0 percent of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1 percent of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year.

Pursuant to the employment agreement, Mr. Hawatmeh’s employment may be terminated for cause, or upon death or disability, in which event the Company is required to pay Mr. Hawatmeh any unpaid base salary and unpaid earned bonuses.  In the event that Mr. Hawatmeh is terminated without cause, the Company is required to pay to Mr. Hawatmeh (i) within thirty (30) days following such termination, any benefit, incentive or equity plan, program or practice (the “Accrued Obligations”) paid when the bonus would have been paid Employee if employed; (ii) within thirty (30) days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to thirty (30) month's annual base salary, (iii) bonus(es) owing under the employment agreement for the two year period after the date of termination (net of an bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within twelve (12) months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to thirty (30) month's Annual Base Salary; provided that if Employee is terminated without cause in contemplation of, or within one (1) year, after a change in control, then two (2) times such annual base salary and bonus payment amounts.

NOTE 10 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2009 and 2008:

	2009	2008

Minimum Royalty Payments note, due in June 2008, in default	$105,050	$119,904

Settlement note, ten monthly payments, no interest	60,000	-

$1 million note due to an AfterBev member, no stated
interest rate, discounted by interest imputed
at 12%, no stated maturity date, paid in full	-	906,271

Promissory note to a stockholder, 10% stated interest rate, unsecured
interest due quarterly, due Februrary 2011	208,014	230,447

Promisory note to an investor, 10% stated interest rate, face value
discounted and to be accreted over the life of the note. Due on demand.	430,375	196,615

Promisory note to an unrelated member of AfterBev, 10% stated interest
interest payable quarterly. Due on demand.	75,000	75,000

Promisory note to and individual, 12% stated interest, with a 5% borrowing
due on demand in May 2008, paid in full in April 2009.	-	315,000

Promisory notes to 3 investors, 12% stated interest,
5% borrowing fee, due on demand.	104,415	151,804

	982,854	1,995,041

Less current maturities	(786,240)	(1,725,416)

Long-term portion of notes payable	$196,614	$269,625

There were no scheduled principal payments on the $1 million note shown above.  However, if the Company were to sell any portion of its remaining membership interest in AfterBev, 50 percent of the proceeds of such a sale, up to $530,000, would be payable to the note holder as a principal payment.  In any event, at least $530,000 of principal was due by December 2009.  Using a presumed two-year period as an estimate, the Company imputed interest at its incremental borrowing rate of 12 percent, and discounted the face amount of the note by $193,548 to $806,452.  Inasmuch as the note was issued in settlement of negotiations involving the sale of AfterBev membership interests, the discount was recorded as an increase in minority interest.  The discount will be recognized ratably into interest expense over the estimated two-year life of the loan.  During the year ended December 31, 2008, a total of $96,907 in interest expense was recognized, which decreased the discount and increased the carrying amount of the note.  During 2009, the $1 million note was paid in full and the remaining unamortized discount was recognized as interest expense.

The following is a schedule of future maturities on the notes payable:

Year Ending December 31,
2010 (including amounts due on demand)	$786,240
2011	196,614
Total	$982,854

NOTE 11 – CONVERTIBLE DEBENTURES

Highgate House Funds, Ltd. - In May 2005, the Company entered into an agreement with Highgate to issue a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of the Company’s assets. Highgate extended the maturity date of the Debenture to December 31, 2008. As of January 1, 2008 the interest rate increased to 12 percent. On August 11, 2009, the Company and YA Global entered into a forbearance agreement and related agreements.  The Company agreed to repay the Company’s obligations under the Debentures per an agreed schedule.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest.  The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company’s common stock during the ten trading days prior to the payment day.  Accrued interest paid during the twelve months ended December 31, 2009, totaled $275,000.  Interest accrued during the twelve months ending December 31, 2009, totaled $79,059.  The balance of accrued interest owed at December 31, 2009, was $54,982.

In consideration of the Company’s performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the Debenture, and/or converting the Debenture into shares of the Company’s common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement.  Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the Debenture into shares of Common Stock.  The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement.

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

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008 Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock. The carrying value of the Debenture as of December 31, 2009 was $620,136.  The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $0 as of December 31, 2009.

YA Global December Debenture - In December 2005, the Company entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008, and has a security interest in all the Company’s assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008.  As of January 1, 2008 the interest rate was increased to 12 percent. The Company agreed to repay the Company’s obligations under the Debentures per an agreed schedule.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest.  The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company’s common stock during the ten trading days prior to the payment day.  Accrued interest paid during the twelve months ended December 31, 2009, totaled $350,000.  Interest accrued during the twelve months ending December 31, 2009, totaled $186,388.  The balance of accrued interest owed at December 31, 2009, was $167,292.

In consideration of the Company’s performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the December Debenture, and/or converting the December Debenture into shares of the Company’s common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement.  Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the December Debenture into shares of Common Stock.  The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the December Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement.

The YA Global Debenture was issued with 10,000,000 warrants, with an exercise price of $0.09 per share. The warrants vest immediately and have a three-year life. As a result of the May 2007 1.2-for1 forward stock split, the effective number of vested warrants increased to 12,000,000.  On December 31, 2008, all 12,000,000 warrants expired.

The Company also granted YA Global registration rights related to the shares of the Company’s common stock issuable upon the conversion of the December Debenture and the exercise of the warrants.  As of the date of this Report, no registration statement had been filed.

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

As of December 31, 2009, YA Global had not converted any of the December Debenture into shares of the Company’s common stock. As a result, the carrying value of the debenture as of December 31, 2009, remains $1,500,000.  The fair value of the derivative liability stemming from the December Debenture’s conversion feature as of December 30, 2009, was determined to be $0.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest.  The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company’s common stock during the ten trading days prior to the payment day.  Interest accrued during the twelve months ending December 31, 2009, totaled $132,127.  The balance of accrued interest owed at December 31, 2009, was $406,821.

In consideration of the Company’s performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the August Debenture, and/or converting the August Debenture into shares of the Company’s common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement.  Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the August Debenture into shares of Common Stock.  The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the August Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement.

In connection with the August Purchase Agreement, the Company also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants have an exercise price of $0.06 per share, and originally were to expire three years from the date of issuance. In connection with the Forbearance Agreement, the term of the warrants was extended to August 23, 2010.  The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred. As a result of the May 2007 1.2-for 1 forward stock split, the effective number of outstanding warrants increased to 18,000,000.

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

YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock during the year ended December 31, 2009. As of December 31, 2009, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature and warrants was $11,160 as of December 31, 2009.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

NOTE 12 – LEASES

On May 4, 2007, the Company entered into a ten-year lease agreement for the Company’s existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah. Monthly payments are $17,083, adjusted annually in accordance with the Consumer Price Index. The workspace includes 10,000 square feet of office space to support administration, sales, and engineering staff. The 30,000 square feet of manufacturing space includes a secured inventory area, shipping and receiving areas, and manufacturing and assembly space. (See Note 4)

The Company’s facilities in Shenzhen, China, constitute a sales and business office. The Company has no manufacturing facilities in China. The Company’s office in Shenzhen is approximately 1,060 square feet. The term of the lease is for two years, beginning May 28, 2007. Under the terms of the lease on the space, the monthly payment is 12,783 China Yuan Renminbi, which was the equivalent of $1,871 on March 27, 2009.   The lease in China was not renewed in 2009.

In November 2007, the Company began occupying approximately 1,260 square feet of commercial space in the Century City district of Los Angeles. The three-year lease calls for payments of $3,525 per month.

In November 2006, the Company signed a two-year lease on a 1,150 square-foot facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. Lease payments during the two-year lease term have been $1,470 per month.  The Company entered into a new lease agreement, beginning in November 2008 for a facility at a new location in Bentonville.  Lease payments for the two-year lease are $715 per month. This office is used for sales and promotions.

The following is a schedule of future minimum lease payments under the operating leases:

Year Ending December 31,
2010	$253,615
2011	205,000
2012	205,000
2013	205,000
2014	205,000
Thereafter	478,333
Total	$1,551,948

The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $254,033 and $293,447 for the years ended December 31, 2009 and 2008, respectively.

NOTE 13 – ROYALTY OBLIGATION TO ABS CREDITORS

Under the June 2006 agreement with ABS, which is a part of ABS’s bankruptcy proceedings, the Company has an obligation to pay a royalty equal to $3.00 per TCP flat iron unit sold by the Company.  The maximum amount of royalties the Company must pay is $4,135,000.  Regardless of sales, however, the Company agreed to pay at least $435,000 by June 2008, and included that amount in the Company’s long-term obligations (See Note 10).  The Company is in default on this agreement. Under the terms of the bankruptcy court-approved agreement, royalties are to be paid to various ABS creditors in a specified order and in specified amounts.  Only after the Company pays the total $435,000 to other creditors can it then begin to share pro rata in part of the royalties owed by offsetting amounts owed to reduce its long-term receivable (see Note 5).  As of December 31, 2009 the Company has made a total of $329,950 on the long-term note payable.  As of December 31, 2009, the note balance totaled $105,050.

NOTE 14 – INCOME TAXES

The Company has paid no federal or state income taxes.  The significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008, were as follows:

	2009	2008
Deferred income tax assets:
Inventory reserve	$762,956	$383,801
Bad debt reserve	108,470	40,344
Vacation reserve	35,580	35,580
Research and development credits	27,285	27,285
Net operating loss carryforward	12,225,196	11,060,742
Depreciation	121,291	107,591
Intellectual property	415,823	311,997
Derivative liability	195,209	219,753

Total deferred income tax assets	13,891,810	12,187,093
Valuation allowance	(13,891,810)	(12,187,093)

Net deferred income tax asset	$-	$-

The Company has sustained net operating losses in both periods presented in the accompanying consolidated statements of operations.  No deferred tax asset or income tax benefits are reflected in the financial statements for net deductible temporary differences or net operating loss carryforwards, because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero, and consequently there is no income tax provision or benefit presented for the years ended December 31, 2009 and 2008.

As of December 31, 2009, the Company had net operating loss carryforwards for tax reporting purposes of approximately $31.9 million. These net operating loss carryforwards, if unused, begin to expire in 2019. Utilization of approximately $1.2 million of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation, a wholly-owned subsidiary, under the separate return limitation rules and restrictions on utilizing net operating loss carryforwards after a change in ownership. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed below.

In November 2004, the Internal Revenue Service accepted the Company’s Amended Offer in Compromise (the “Offer”) to settle delinquent payroll taxes, interest and penalties.  The acceptance of the Offer required the Company to pay $500,000.  Additionally, the Offer required the Company to remain current in its payment of taxes for 5 years, and not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes on future profits in an amount equal to the taxes waived by the offer in compromise of $1,455,767.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2009 and 2008:

	2009	2008
Benefit at statuatory rate (34%)	$(1,976,982)	$(1,329,812)
Non-deductible expenses	41,312	60,446
Change in valuation allowance	1,704,717	2,289,173
State tax benefit, net of federal tax benefit	(191,884)	(129,070)
Return to provision	422,837	(890,737)

Net benefit from income taxes	$-	$-

NOTE 15 – STOCKHOLDERS’ EQUITY

Common Stock Issuances — During the year ended December 31, 2009, the Company issued the following shares of restricted common stock:

72,710,337 restricted shares of common stock to Highgate and YA Global upon conversion of $117,622 of convertible debt and accrued interest and a $81,833 effect of derivative conversion.  On each conversion date, the conversion rate was the lower of $0.10 per share, or 100 percent of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.  The average conversion rate was $.002 during 2009.

During the year ended December 31, 2008, the Company issued the following shares of restricted common stock:

175,222,320 restricted shares of common stock to Highgate and YA Global upon conversion of $691,160 of convertible debt and accrued interest and a $474,209 effect of derivative conversion.  On each conversion date, the conversion rate was the lower of $0.10 per share, or 100 percent of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion.  The average conversion rate was $.004 during 2008.

63,142,857 restricted shares in six separate private placements for a total of $441,000.

3,000,000 restricted shares of common stock to a former employee as part of a final payment of an accrued settlement obligation in the amount of $21,000, which was the fair market value of the shares required to be issued when the settlement was made.

73,635,960 restricted shares were issued in four private placement transactions involving the conversion of $305,900 in advances, which investors had previously loaned to the Company, together with additional proceeds of $25,000.  Also included in these transactions was the conversion of accrued liabilities totaling $39,890.  All dollar amounts were based on the fair market value on the day the shares were sold as determined by the closing price bid price.

Non-Employee Options – During each of the year ended December 31, 2008, options for 10,000,000 shared of common stock were exercised by the Company’s outside legal counsel for proceeds of $1,000.

NOTE 16 – STOCK OPTIONS AND WARRANTS

Stock Option Plans – As of December 31, 2009, options to purchase a total of 59,200,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued.  As of December 31, 2009, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also, out of which a maximum of 60,000,000 can be issued.  The Company’s Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options – During the year ended December 31, 2009 the Company did not grant options to purchase shares of common stock to employees.  During the year ended 2008, the Company granted options to purchase 12,960,000 shares of common stock to employees.  The fair market value of the options granted in 2008 aggregated $105,296.

Option awards to employees are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, most granted in the past have vested immediately, and most have had four-year contractual terms.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table.  Expected volatilities are based on the historical volatility of the Company’s common stock over the most recent period commensurate with the expected term of the option.  Prior to 2007, at times the Company granted options to employees in lieu of salary payments, and the pattern of exercise experience was known.  Beginning in 2007, options were granted under different circumstances, and the Company has insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms.  Accordingly, in such circumstances, the Company in 2007 began using the simplified method for determining the expected term of options granted with exercise prices equal to the stock’s fair market value on the grant date.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  As the Company did not grant any employee options during the year ended December 31, 2009, no actual assumptions were applicable for the year ending December 31, 2009.

	2009	2008
Expected dividend yield	n/a	-
Risk free interest rate	n/a	3.0%-5.0%
Expected volatility	n/a	109%-145%

Weighted average volatility	n/a	121%
Expected term (in years)	n/a	0.0-2.5
Weighted average fair value per share	n/a	$0.009

A summary of the stock option activity under the Plans as of December 31, 2009, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Excercisable at December 31, 2007	46,800,000	$0.013
Granted	12,960,000	$0.018
Exercised	-	$0.000
Expired	(3,600,000)	$0.013
Outstanding at December 31, 2008	56,160,000	$0.014	3.51	$-

Excercisable at December 31, 2008	54,360,000	$0.013	3.54	$-
Granted	-	$0.000
Exercised	-	$0.000
Expired	(3,000,000)	$0.014
Outstanding at December 31, 2009	53,160,000	$0.014	2.48	$-

Excercisable at December 31, 2009	51,960,000	$0.014	2.50	$-

The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 was $0.018.  The total intrinsic value of options exercised during the year ended December 31, 2008 was $0.  As of December 31, 2009, vested options totaled 51,960,000, leaving 1,200,000 that have yet to completely vest.  As a result, as of December 31, 2009 unrecognized compensation costs related to options outstanding that have not yet vested at year-end that would be recognized in subsequent periods totaled $6,975.

Share Purchase Rights – During 2008, the Company granted share purchase rights to its outside legal counsel to acquire 10,000,000 shares of common stock at a price of $0.0001 per share.  The purchase rights were granted in order that the attorneys could sell the underlying shares and thus satisfy amounts due for legal services rendered.  Additional legal expense of $130,000 was recognized as the fair market value at the time the stock purchase rights were awarded.  Fair market value was estimated using the Black-Scholes valuation model, and using assumptions for volatility and estimated term as being close to zero since it was assumed that the rights would be exercised almost immediately.  As a result, the valuation of the stock purchase rights was calculated to be virtually the same as the fair value of the underlying common stock on the date of issuance.

Warrants – In connection with the YA Global convertible debenture issued in December 2005, the Company issued three-year warrants to purchase 10,000,000 shares of the Company’s common stock. The warrants had an exercise price of $0.09 per share, and vested immediately, and had a three-year contractual life.  These warrants expired on December 31, 2008.

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

In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company’s common stock. The initial expiration date of the warrants was August 23, 2009.  As part of the Forbearance Agreement (see Note 6), the life of the warrants was extended one year to August 23, 2010. The warrants had an exercise price of $0.06 per share, and vested immediately.

The warrants had an exercise price of $0.06 per share, and vested immediately.  In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50.  All of these warrants were subject to adjustment in the event of a stock split.  Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there are warrants outstanding at December 31, 2009 to purchase a total of 36,000,000 shares of common stock in connection with these transactions.  The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

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

NOTE 17 –SEGMENT INFORMATION

Segment information has been prepared in accordance with ASC 280-10, Disclosure about Segments of an Enterprise and Related Information. The Company has four reportable segments:  Electronics Assembly, Contract Manufacturing, Marketing and Media, and Beverage Distribution. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables.  The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. The Beverage Distribution segment manufactures, markets, and distributes Playboy-licensed energy drinks domestically and internationally.  The Beverage Distribution segment continues to grow, and the distribution channels, across the country and internationally, continues to gain traction.  The Company anticipates this segment to become more significant in relation to overall Company operations.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
December 31, 2009
Sales to external customers	$1,263,355	$334,762	$6,350,710	$1,784,028	$9,732,855
Intersegment sales	-	-	-	-	-
Segment income (loss)	(3,282,578)	(477,987)	(1,633,455)	(420,633)	(5,814,653)
Segment assets	3,043,152	1,277,804	8,661,801	658,464	13,641,221
Depreciation and amortization	379,493	258,030	23,417	-	660,940

December 31, 2008
Sales to external customers	$1,664,796	$1,945,867	$8,564,169	$1,500,713	$13,675,545
Intersegment sales	-	-	-	-	-
Segment income (loss)	(2,274,384)	(120,158)	(1,946,990)	430,320	(3,911,212)
Segment assets	4,378,601	1,981,290	6,649,802	59,486	13,069,179
Depreciation and amortization	384,379	258,638	1,935	-	644,952

NOTE 18 – GEOGRAPHIC INFORMATION

The Company currently maintains $408,844 of capitalized tooling costs in China. All other revenue-producing assets are located in the United States of America.  Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company’s net sales and assets by geographic area are as follows:

	Revenues		Revenue-producing assets
	2009	2008	2009	2008
United States of America	$8,483,572	$13,659,073	$137,331	$195,780
China	-	-	408,844	577,811
Other	1,249,283	16,472	-	-
	$9,732,855	$13,675,545	$546,175	$773,591

NOTE 19 – SUBSEQUENT EVENTS

On March 5, 2010 the Company entered into a Separation Agreement (“Agreement”) with Shaher Hawatmeh.  As of the date of the “Agreement” Shaher Hawatmeh’s employment with the Company was terminated and he no longer has any further employment obligations with the Company. In consideration of his execution of this “Agreement” the Company will pay Shaher Hawatmeh’s “Separation Pay” of $210,000 in twenty-six bi-weekly payments.  The first payment of the Separation Pay was to begin on March 19, 2010.  The Company has made the first payment to Shaher Hawatmeh.  Additional terms of the separation agreement include payment of all amounts necessary to cover health and medial premiums on behalf of Shaher Hawatmeh, his spouse and dependents through April 20, 2010, all outstanding car allowances and expense ($750) due and owing as of February 28, 2010, satisfaction and payment by the Company (with a complete release of Shaher Hawatmeh) of all outstanding amounts due and owing on the Company Corporate American Express Card (issued in the name of Shaher) and the issuance and delivery to Shaher Hawatmeh of ten million (10,000,000) share of the Company’s common stock within a reasonable time following authorization by the Company’s shareholders of sufficient shares to cover such issuance.

In an effort to operate more efficiently and focus resources on higher margin areas, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”) entered into certain agreements to reduce its costs (discussed more fully in Note 19).  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease is for two (2) months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and off shore.

The Company has performed an evaluation of subsequent events through April 15, 2010, the date of this report.