Form 10-Q
period 2010-03-31
CIRTRAN CORP
filed 2010-05-24
CIK 813716

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2010

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ___________ to ____________

                        Commission file number 000-49654
                                               ---------

                              CIRTRAN CORPORATION
             (Exact name of registrant as specified in its charter)

                Nevada                                      68-0121636
                ------                                      ----------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

  4125 South 6000 West, West Valley City, Utah                 84128
  --------------------------------------------                 -----
    (Address of principal executive offices)                 (Zip Code)

                                 (801) 963-5112
                                  -------------
              (Registrant's telephone number, including area code)

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

(Check one):
      Large accelerated filer [  ]                 Accelerated filer [  ]
      Non-accelerated filer [  ]                   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding at May 21, 2010 was 1,498,972,923 shares.

                              CIRTRAN CORPORATION

                                   FORM 10-Q

                 For the Quarterly Period Ended March 31, 2010

                                     INDEX

                                                                          Page
                                                                          ----

                         PART I - FINANCIAL INFORMATION

 Item 1   Financial Statements (unaudited)
             Condensed Consolidated Balance Sheets .....................      3
             Condensed Consolidated Statements of Operations ...........      4
             Condensed Consolidated Statements of Cash Flows ...........      5
             Notes to Condensed Consolidated Financial Statements ......      7

 Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................     22

 Item 3   Quantitative and Qualitative Disclosures About Market Risk ...     31

 Item 4   Controls and Procedures ......................................     31


                     PART II - OTHER INFORMATION

 Item 1   Legal Proceedings ............................................     32

 Item 2   Unregistered Sales of Equity Securities and Use of Proceeds ..     33

 Item 3   Defaults Upon Senior Securities ..............................     34

 Item 4   Other Information ............................................     34

 Item 5   Exhibits .....................................................     34

 Signatures ............................................................     39

                      CIRTRAN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      March 31,    December 31,
                                                        2010          2009
--------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                        $      10,148  $       8,588
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $267,928 and $290,806, respectively                  519,483        472,947
  Receivable due from related party                       33,076        670,266
  Inventory, net of reserve of $2,001,052
    and $2,045,458, respectively                         560,320        873,650
  Prepaid deposits                                        82,011         82,011
  Other                                                  628,263        720,712
--------------------------------------------------------------------------------
    Total current assets                               1,833,301      2,828,174

Investment in securities, at cost                        300,000        300,000
Investment in related party, at cost                     750,000        750,000
Long-term receivable due from related party            6,841,083      6,285,551
Long-term receivable                                   1,647,895      1,647,895
Property and equipment, net                              491,798        544,705
Intellectual property, net                             1,159,245      1,270,358
Other assets, net                                         14,538         14,538
--------------------------------------------------------------------------------
    Total assets                                   $  13,037,860  $  13,641,221
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance         $     326,113  $     217,361
  Accounts payable                                     2,786,203      3,047,592
  Short term advances payable                          3,157,759      2,962,339
  Accrued liabilities                                  4,672,959      3,889,412
  Deferred revenue                                     2,146,764      2,275,967
  Derivative liability                                   275,992        523,349
  Convertible debenture                                3,161,355      3,161,355
  Current portion of refundable customer
    deposits                                             822,579        828,933
  Current maturities of long-term debt                   789,542        578,226
  Note payable to stockholders                           205,077        208,014
--------------------------------------------------------------------------------
    Total current liabilities                         18,344,343     17,692,548
--------------------------------------------------------------------------------

Refundable customer deposits, net of
  current portion                                      1,575,000      1,719,000
Long-term debt, less current maturities                        -        196,614
--------------------------------------------------------------------------------

    Total liabilities                                 19,919,343     19,608,162

Stockholders' deficit
  CirTran Corporation stockholders' deficit:
  Common stock, par value $0.001; authorized
    1,500,000,000 shares; issued and
    outstanding shares: 1,498,972,923                  1,498,968      1,498,968
  Additional paid-in capital                          29,125,683     29,117,928
  Subscription receivable                                (17,000)       (17,000)
  Accumulated deficit                                (40,062,365)   (39,140,068)
--------------------------------------------------------------------------------
    Total CirTran Corporation stockholders'
    deficit                                           (9,454,714)    (8,540,172)
--------------------------------------------------------------------------------
    Noncontrolling interest                            2,573,231      2,573,231
--------------------------------------------------------------------------------
    Total stockholders' deficit                       (6,881,483)    (5,966,941)
--------------------------------------------------------------------------------
    Total liabilities and stockholders' deficit    $  13,037,860  $  13,641,221
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


For the Three Months Ended March 31,                   2010            2009
--------------------------------------------------------------------------------

Net sales                                          $   2,183,838  $   1,922,382
Cost of sales                                         (1,528,712)    (1,403,457)
Royalty expense                                         (531,448)      (147,189)
--------------------------------------------------------------------------------

     Gross profit                                        123,678        371,736
--------------------------------------------------------------------------------

Operating expenses
   Selling, general and administrative expenses          790,608      1,149,982
   Non-cash compensation expense                          43,577            996
--------------------------------------------------------------------------------
     Total operating expenses                            834,185      1,150,978
--------------------------------------------------------------------------------

     Loss from operations                               (710,507)      (779,242)
--------------------------------------------------------------------------------

Other income (expense)
   Interest expense                                     (248,600)      (326,566)
   Interest income                                        29,185        124,590
   Separation expense - related party                   (260,000)             -
   Gain on sale/leaseback                                 20,268         20,268
   Gain (loss) on derivative valuation                   247,357     (1,288,607)
--------------------------------------------------------------------------------
     Total other expense, net                           (211,790)    (1,470,315)
--------------------------------------------------------------------------------

     Net loss                                      $    (922,297) $  (2,249,557)
--------------------------------------------------------------------------------
Basic and diluted loss per common share            $       (0.00) $       (0.00)
--------------------------------------------------------------------------------
Basic and diluted weighted-average
   common shares outstanding                       1,498,972,923  1,466,039,049
--------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Three Months Ended March 31,                   2010            2009
--------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                         $    (922,297) $  (2,249,557)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                     164,021        166,544
       Accretion expense                                  57,640        177,531
       Recovery of doubtful accounts                     (22,877)             -
       Provision for obsolete inventory                  (44,407)             -
       Gain on sale - leaseback                           20,268         20,000
       Non-cash compensation expense                      43,577            996
       Loan costs and interest withheld from
         loan proceeds                                         -         12,474
       Litigation settled through accrued
         liability                                             -        (52,906)
       Options issued for services                         6,758            822
       Change in valuation of derivative                (247,357)     1,288,607
       Changes in assets and liabilities:
         Trade accounts receivable                       (23,659)      (107,781)
         Receivable due from related parties              81,657       (348,823)
         Inventory                                       357,737        (85,755)
         Prepaid deposits and other current assets        92,449         (3,386)
         Accounts payable                               (210,169)       394,442
         Accrued liabilities                             720,698        669,910
         Deferred revenue                               (129,203)       (68,326)
         Refundable customer deposits                   (150,354)      (103,080)
--------------------------------------------------------------------------------

            Net cash used in operating activities       (205,518)      (288,288)
--------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from notes payable to stockholders                  -          4,612
  Payments on notes payable to stockholders               (2,937)        (5,221)
  Principal payments on long-term debt                   (42,937)             -
  Checks written in excess of bank balance               108,752         79,313
    Proceeds from short-term advances payable            144,200        210,200
--------------------------------------------------------------------------------

            Net cash provided by
            financing activities                         207,078        288,904
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents                  1,560            616

Cash and cash equivalents at beginning of period           8,588          8,701
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period         $      10,148  $       9,317
--------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED


For the Three Months Ended March 31,                   2010           2009
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest           $       7,863  $           -

Noncash investing and financing activities:
Stock issued in payment of notes payable
  and accrued interest                                         -  $     110,000
Accounts payable settled on behalf of the
  Company for issuance of short term advances             51,220              -










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

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries. These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2010.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., and CirTran Beverage Corp.

The consolidated financial statements also include the accounts of After Beverage Group LLC ("AfterBev"), a majority controlled entity. At March 31, 2010, the Company had a four percent share of AfterBev's profits and losses, but maintained a 52 percent voting control interest. AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC ("PlayBev"), and the president and one of the directors of the Company own membership interests in PlayBev totaling 28.35 percent. As of September 30, 2008, the members of PlayBev had amended PlayBev's operating agreement to require a 95 percent membership vote on major managerial and organizational decisions. None of the other members of PlayBev are affiliated with the Company. Accordingly, while the Company president and one of its directors own membership interests and currently hold the executive management positions in PlayBev, the Company or its affiliates nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

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

Long-lived asset costs are amortized over the estimated useful life of the asset, which are typically five to seven years. Amortization expense was $111,114 and $111,114 for the three months ended March 31, 2010 and 2009, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments are re-measured each quarter.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 974,512,842 and 64,863,976 in potentially issuable common shares at March 31, 2010 and 2009, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

Recent Accounting Pronouncements

In January 2009, the Securities and Exchange Commission ("SEC") issued Release No. 33-9002, "Interactive Data to Improve Financial Reporting." The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language ("XBRL"). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its June 30, 2011, quarterly report on Form 10-Q. The Company is currently evaluating the impact of XBRL reporting on its financial reporting process.

In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance which clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The Company implemented these new requirements in the first quarter of fiscal 2010. Certain additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures are not effective until fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, implementation of this new guidance will not have a material impact on the Company's financial statements.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $922,297 and $2,249,557 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company had an accumulated deficit of $40,062,365. In addition, the Company used cash in its operations in the amount of $205,518 and $288,288 during the three months ended March 31, 2010 and 2009, respectively. The Company has borrowed funds in the form of short-term advances, notes, and convertible debentures. In 2009 the Company assumed a total of $890,000 in the form of four short-term promissory notes. As of March 31, 2010 the balance of the loans totaled $755,000 and all four notes were in default. (See Note 7) These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - INVENTORY

Inventory consisted of the following:

                                                     March 31,     December 31,
                                                       2010            2009
--------------------------------------------------------------------------------
 Raw Materials                                     $   1,691,164  $   1,638,256
 Work in Process                                         139,947        313,302
 Finished Goods                                          730,261        967,550
 Allowance / Reserve                                  (2,001,052)    (2,045,458)
--------------------------------------------------------------------------------
      Totals                                       $     560,320  $     873,650
================================================================================


NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consisted of the following:

                                                                     Estimated
                                      March 31,     December 31,   Service Lives
                                        2010            2009         in Years
--------------------------------------------------------------------------------
Infomercial development costs       $      61,445  $      61,445            7
Patents                                    38,056         38,056            7
ABS Infomerical                         1,186,382      1,186,382            5
Trademark                               1,227,673      1,227,673            7
Copyright                                 115,193        115,193            7
Website Development Costs                 150,000        150,000            5
--------------------------------------------------------------------------------
   Total intellectual property      $   2,778,749  $   2,778,749


   Less accumulated amortization       (1,619,504)    (1,508,391)
--------------------------------------------------------------------------------

   Intellectual property, net       $   1,159,245  $   1,270,358
--------------------------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

Year Ending December 31,
--------------------------------------------------------------------------------
            2010                                                  $     351,636
            2011                                                        356,783
            2012                                                        254,916
            2013                                                        142,063
            2014                                                         32,418
          Thereafter                                                     21,429
--------------------------------------------------------------------------------
          Total                                                   $   1,159,245
--------------------------------------------------------------------------------

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

In an effort to finance the initial development and marketing of the new drink, the Company with other investors formed After Bev Group LLC ("AfterBev"), a California limited liability company and partially owned, consolidated subsidiary of the Company. The Company contributed its expertise in exchange for an initial 84 percent membership interest in AfterBev. The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. The Company borrowed an additional $250,000 from an individual, and contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions. The Company recorded this $750,000 amount as an investment in PlayBev, accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted the Company, PlayBev agreed to appoint the Company's president and one of the Company's directors to two of PlayBev's three executive management positions. Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by the Company president and one of the Company's directors. On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent. Since 2007, the two affiliates have personally purchased membership interests from PlayBev directly and from other PlayBev members constituting an additional 23.1 percent, which aggregated 34.35 percent. Despite the combined 90.5 percent interest owned by these affiliates and the Company, the Company cannot unilaterally control significant operating decisions of PlayBev, as the amended operating agreement requires that various major operating and organizational decisions be agreed to by at least 95 percent of all members. The other members of PlayBev are not affiliated with the Company. Accordingly, while PlayBev is now a related party, the Company cannot unilaterally control significant operating decisions of PlayBev, and therefore has not accounted for PlayBev's operations as if it was a consolidated subsidiary.

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement, the Company was appointed as the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. The Company incurred $531,448 and $147,189 in royalty expenses due to PlayBev during the three months ended March 31, 2010 and 2009, respectively.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are billed to
PlayBev and recorded as an account receivable from PlayBev. The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008, the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. The Company has advanced amounts beyond $3,000,000 in order to continue the market momentum internationally. As of March 19, 2008, the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. The Company has billed PlayBev for marketing and development services totaling $399,767 and $371,133 for the three months ending March 31, 2010 and 2009, respectively, which have been included in revenues for our marketing and media segment. As of March 31, 2010, the interest accrued on the balance owing from PlayBev totaled $765,016. The net amount due the Company from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $6,874,159 at March 31, 2010.

Global Marketing Alliance

The Company entered into an agreement with Global Marketing Alliance ("GMA"), and hired GMA's owner as the Vice President of CirTran Online Corp. ("CTO"), one of the Company's subsidiaries. Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company's CTO products. In return, the Company provides bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO's online net sales. In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations. The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs. The Company recognized net revenues from GMA related products and services in the amount of $490,435 and $616,185 for the three months ended March 31, 2010 and 2009, respectively.

Transactions involving Officers, Directors, and Stockholders

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. As of March 31, 2010, the Company owed $24,571 under this arrangement. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by the Company that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. During 2008 and 2009, Mr. Nora earned no compensation under this arrangement, and at March 31, 2010, the Company did not owe him any amounts under the arrangement.

In 2007, the Company also entered into a consulting agreement with Mr. Nora, whereby the Company assigned to him approximately one-third of the Company's share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as the Company sold a portion of its membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev's profits and losses. Accordingly, he purchased from CirTran a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, Mr. Nora had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev's profits and losses. In turn, Mr. Nora loaned $834,393 to the Company in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase a 6 percent interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to the Company. During 2009, Mr. Nora advanced an additional $500,000 to the Company for his purchase of an additional 3 percent interest in Playbev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to the Company. During the three months ended March 31, 2010 Mr. Nora loaned the Company a total of $71,720. Mr. Nora received cash payments totaling $65,000 from the Company during the three months ended March 31, 2010. As of March 31, 2010, the Company still owed Mr. Nora $71,439 in the form of short-term advances.

In addition, on July 14, 2009, the Company entered into a Stock Purchase Agreement with Mr. Nora to purchase 75,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director to the Company. Mr. Nora and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of March 31, 2010, the Company showed the balance of $225,000 as an accrued liability on the balance sheet.

In 2007, the Company issued a 10 percent notes payable to a family member of the Company president in exchange for $300,000. The note was due on demand after May 2008. During the years ended December 31, 2009 and 2008, the Company repaid principal and interest totaling $22,434 and $8,444, respectively. During the three months ended March 31, 2010 the Company repaid principal and interest totaling $10,500. At March 31, 2010, the principal amount owing on the note was $205,077. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, notes payable totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During the year ended December 31, 2008, the Company paid two of the notes in full for a total of $105,000. In addition, the Company repaid $58,196 in principal to the family member during the year ended December 31, 2008. During 2009, the Company paid $52,000 towards the outstanding notes, of which $10,000 was paid in principal to the family member. During the three months ended March 31, 2010 the Company paid $31,500 towards the outstanding notes. The principal balance owing on the notes payable as of March 31, 2010, totaled $72,915.

During 2009, the Company president advanced an additional $500,000 to the Company for his purchase of an additional 3 percent interest in PlayBev, which resulted in a reduction of $500,000 of amounts owed by Playbev to the Company. As of March 31, 2010, the Company owed the Company president a total of $325,300 in unsecured advances, and $136,827 in accrued options.

On July 14, 2009, the Company entered into a Stock Purchase Agreement with the president of the Company to purchase 50,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by the president of the Company to the Company. Mr. Hawatmeh and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of March 31, 2010, the Company showed the balance of $150,000 as an accrued liability on the balance sheet.

On March 5, 2010 the Company entered into a Separation Agreement ("Agreement") with Shaher Hawatmeh. As of the date of the "Agreement" Shaher Hawatmeh's employment with the Company was terminated and he no longer has any further employment obligations with the Company. In consideration of his execution of this "Agreement" the Company will pay Shaher Hawatmeh's "Separation Pay" of $210,000 in twenty-six bi-weekly payments. The first payment of the Separation Pay was to begin on March 19, 2010. On April 2, 2010 the Company made the first payment to Shaher Hawatmeh. Additional terms of the separation agreement include payment of all amounts necessary to cover health and medial premiums on behalf of Shaher Hawatmeh, his spouse and dependents through April 20, 2010, all outstanding car allowances and expense ($750) due and owing as of February 28, 2010, satisfaction and payment by the Company (with a complete release of Shaher Hawatmeh) of all outstanding amounts due and owing on the Company Corporate American Express Card (issued in the name of Shaher) and the issuance and delivery to Shaher Hawatmeh of ten million (10,000,000) shares of the Company's common stock within a reasonable time following authorization by the Company's shareholders of sufficient shares to cover such issuance. The fair market value of the shares aggregated to $50,000 as of March 5, 2010 based on the $.005 per share value as of the effective date of the separation agreement, and has been included in accrued liabilities as of March 31, 2010. The total value of $260,000 was recorded as a related party separation expense.

In an effort to operate more efficiently and focus resources on higher margin areas, on March 5, 2010, the Company entered into certain agreements with a related party, Katana Electronics, LLC, a Utah limited liability company ("Katana"). The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company's property. Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease is for two (2) months with automatic renewal periods of one month each, subject to land lord authorization. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and off-shore.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims - Various vendors and service providers have notified the Company that they believe they have claims against the Company totaling approximately $1,500,000.

Advanced Beauty Solutions, LLC, v. CirTran Corporation, Case No. 1:08-ap-01363-6M. In connection with prior litigation between Advanced Beauty Solutions ("ABS") and the Company, ABS claimed non-performance by the Company and filed an adversary proceeding in ABS's bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division. On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against the Company in the amount of $1,811,667 plus interest. On September 11, 2009, the Bankruptcy Court denied the Company's motion to set aside the judgment. As of the date of this report, ABS was pursuing collection efforts on this judgment. The Company is in negotiations to settle the judgement for a lesser amount. The Company does not expect the settlement to exceed $500,000.

Fortune Resources LLC v. CirTran Beverage Corp, Civil No. 090401259, Third Judicial District Court, Salt Lake County, State of Utah. On February 5, 2009, the plaintiff filed a complaint against CirTran Beverage, claiming non-payment for goods in the amount of $121,135. CirTran Beverage filed its answer on March 10, 2009, denying the allegations in the Complaint. The case is presently in the discovery phase. An order requiring CirTran Beverage to produce certain documents and information was entered on or about February 19, 2010. The plaintiff says that CirTran Beverage did not comply with the order and seeks entry of judgment for the amount claimed in the complaint. CirTran Beverage and Fortune Resources engaged in settlement negotiations, and on May 3, 2010, pursuant to which Fortune Resources agreed to dismiss the suit upon receipt from CirTran of $50,000.

Old Dominion Freight Line v. CirTran Corporation, Civil No. 090426290, Third Judicial District Court, Salt Lake County, State of Utah. On May 5, 2010, the Court entered an Order in Supplemental Proceedings in connection with a judgment in favor of Old Dominion and against CirTran in the amount of $33,187.

The Company has accrued for approximately $583,000 in total for claims that the it considers probable to be paid. The accrued amounts are recorded in accounts payable, accrued liabilities and notes payable.

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

Previously, YA Global has agreed to extensions of the filing deadlines inherent in the terms of the two convertible debentures mentioned above, and in February 2008 agreed to extend the filing deadlines to December 31, 2008. On August 11, 2009, the Company and YA Global entered into a forbearance agreement related to the three convertible debentures issued by the Company to YA or its predecessor entities (see Note 8 - Convertible Debentures).

Forbearance Agreement - Under the terms of the agreement, the Company agreed to waive any claims against YA, entered into a Global Security Agreement (discussed below), a Global Guaranty Agreement (discussed below), and an amendment of a warrant granted to YA in connection with the issuance of the August Debenture; agreed to seek to obtain waivers from the Company's landlords at its properties in Utah, California, and Arkansas; agreed to seek to obtain deposit account control agreements from the Company's banks and depository institutions; and to repay the Company's obligations under the Debentures.

The repayment terms of the Forbearance Agreement required an initial payment of $125,000 upon signing the agreement. Beginning September 1, 2009, through May 1, 2010, monthly payments ranging from $150,000 to $300,000 are due for total payments of $2,825,000. The remaining balance is due July 1, 2010.

Pursuant to the Forbearance Agreement, the Company, subject to the consent of YA, may choose to pay all or any portion of the monthly payments in common stock, at a conversion price used to determine the number of shares of common stock equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment date.

YA agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the Debentures into shares of the Company's common stock, until the earlier of the occurrence of a Termination Event (as defined in the Forbearance Agreement), or July 1, 2010. As of March 31, 2010, the Company was not in compliance with the forbearance agreement. The Company and YA Global are in the process of amending the Forbearance Agreement. Subsequent to March 31, 2010, the Company has made a "good faith" payment of $25,000 as part of the amendment process.

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

Authorized Capital - The Company currently has issued and outstanding options, warrants, convertible notes and other instruments for the acquisition of the Company's common stock in excess of the available authorized but non-issued shares of common stock provided for under the Company's Articles of Incorporation, as amended. As a consequence, in the event that the holders of such instruments requiring the issuance, in the aggregate, of a number of shares of common stock that would, when combined with the previously issued and outstanding common stock of the Company exceed the authorized capital of the Company, seek to exercise their rights to acquire shares under those instruments, the Company will be required to increase the number of authorized shares or effect a reverse split of the outstanding shares in order to provide sufficient shares for issuance under those instruments.

Employment Agreements - On August 1, 2009, we entered into a new employment agreement with Mr. Hawatmeh, our President. The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one year periods, with an annual base salary of $345,000. The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date. The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board. The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5 percent of the Company's earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0 percent of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; an annual bonus (payable quarterly) equal to 1 percent of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year; and 6,000,000 company stock options at the beginning of each calendar year. No employee stock options have been granted to Mr. Hawatmeh for 2008, 2009 and 2010. As a result, the Company has yet to grant a total of 18,000,000 company stock options to Mr. Hawatmeh. The fair market value of these stock options have been accrued. During the three months ending March 31, 2010 the Company incurred $42,581 of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

Pursuant to the employment agreement, Mr. Hawatmeh's employment may be terminated for cause, or upon death or disability, in which event the Company is required to pay Mr. Hawatmeh any unpaid base salary and unpaid earned bonuses. In the event that Mr. Hawatmeh is terminated without cause, the Company is required to pay to Mr. Hawatmeh (i) within thirty (30) days following such termination, any benefit, incentive or equity plan, program or practice (the "Accrued Obligations") paid when the bonus would have been paid Employee if employed; (ii) within thirty (30) days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to thirty (30) month's annual base salary, (iii) bonus(es) owing under the employment agreement for the two year period after the date of termination (net of an bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within twelve (12) months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to thirty (30) month's Annual Base Salary; provided that if Employee is terminated without cause in contemplation of, or within one (1) year, after a change in control, then two (2) times such annual base salary and bonus payment amounts.

NOTE 7 - NOTES PAYABLE

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance. At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. Interest expense of $57,640 and $57,640 was accreted during the three months ended March 31, 2010 and 2009, respectively. A total of $488,015 has been accreted against the note as of March 31, 2010. The carrying value of the note will continue to be accreted over the life of the note until the carrying value equals the face value of $700,000. As of March 31, 2010, the balance of the note was $488,015. The fair value of the derivative liability stemming from the associated warrants as of March 31, 2010, was $234,507.

In March 2008, the Company converted $75,000 owed to an unrelated member of AfterBev into a one-year, 10 percent promissory note, with interest payable quarterly. The balance as of March 31, 2010, was $75,000. The note renews monthly.

During 2009, the Company entered into a settlement agreement in the amount of $100,000 to be paid in ten $10,000 monthly payments which the Company recorded as a note payable. As of March 31, 2010, the Company owed $50,000 on the note payable.

On April 2, 2009 the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes. The Company President and a Director of the Company signed personally for the notes. Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60 day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. During the three months ended March 31, 2010, the Company paid $10,000 against one of the loans. As of March 31, 2010, the balance of the loans totaled $755,000. As of March 31, 2010, all four notes were in default.

NOTE 8 - CONVERTIBLE DEBENTURES

Highgate House Funds, Ltd. - In May 2005, the Company entered into an agreement with Highgate, to issue a $3,750,000, 5 percent Secured Convertible Debenture
(the "Debenture"). The Debenture was originally due December 2007, and is secured by all of the Company's assets. Highgate extended the maturity date of the Debenture to December 31, 2008. As of January 1, 2008 the interest rate increased to 12 percent. On August 11, 2009, the Company and YA Globa,l an assignee of Highgate, entered into a forbearance agreement and related agreements. The Company agreed to repay the Company's obligations under the Debentures per an agreed schedule.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the three months ending March 31, 2010, totaled $18,349. The balance of accrued interest owed at March 31, 2010, was $73,332.

In consideration of the Company's performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the Debenture, and/or converting the Debenture into shares of the Company's common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or
(ii) the termination date of the Forbearance Agreement. Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the Debenture into shares of Common Stock. The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement. The Company and YA Global are in the process of amending the Forbearance Agreement. The Company has made a "good faith" payment of $25,000 as part of the amendment process (see Note 6).

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

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008 Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock. The carrying value of the Debenture as of March 31, 2010 was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $0 as of March 31, 2010.

YA Global December Debenture - In December 2005, the Company entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008, and has a security interest in all the Company's assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008. As of January 1, 2008, the interest rate was increased to 12 percent. The Company agreed to repay the Company's obligations under the Debentures per an agreed schedule.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the three months ending March 31, 2010, totaled $44,384. The balance of accrued interest owed at March 31, 2010, was $216,496.

In consideration of the Company's performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the December Debenture, and/or converting the December Debenture into shares of the Company's common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement. Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the December Debenture into shares of Common Stock. The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the December Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement. The Company and YA Global are in the process of amending the Forbearance Agreement. The Company has made a "good faith" payment of $25,000 as part of the amendment process (see Note 6).

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

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and amortized over the life of the December Debenture. The fees were fully amortized as of December 31, 2009.

As of March 31, 2010, YA Global had not converted any of the December Debenture into shares of the Company's common stock. As a result, the carrying value of the debenture as of March 31, 2010, remained $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of March 31, 2010, was determined to be $0.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the three months ending March 31, 2010, totaled $30,809. The balance of accrued interest owed at March 31, 2010, was $432,808.

In consideration of the Company's performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the August Debenture, and/or converting the August Debenture into shares of the Company's common stock, until the earlier of
(i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement. Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the August Debenture into shares of Common Stock. The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the August Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement. The Company and YA Global are in the process of amending the Forbearance Agreement. The Company has made a "good faith" payment of $25,000 as part of the amendment process (see Note 6).

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

YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock during the year ended December 31, 2009. As of March 31, 2010, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature and warrants was $250 as of March 31, 2010.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and amortized over the life of the August Debenture. The fees were fully amortized as of December 31, 2009.

NOTE 9 - FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

      o Level one -- Quoted market prices in active markets for identical assets or liabilities;

      o Level two -- Inputs other than level one inputs that are either directly or indirectly observable; and

      o Level three -- Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2010 are summarized as follows:

                                   Level 1     Level 2     Level 3       Total
                                  ----------  ----------  -----------  ---------

   Fair value of derivatives      $       -   $ 275,992   $        -   $ 275,992

Liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized as follows:

                                   Level 1     Level 2     Level 3       Total
                                  ----------  ----------  -----------  ---------

   Fair value of derivatives      $       -   $ 523,349   $        -   $ 523,349

As further described in Note 1, the fair value of the derivative liability was determined using the Black-Scholes option pricing model.

NOTE 10 - ROYALTY OBLIGATION TO ABS CREDITORS

Under the June 2006 agreement with ABS, which is a part of ABS's bankruptcy proceedings, the Company has an obligation to pay a royalty equal to $3.00 per TCP flat iron unit sold by the Company. The maximum amount of royalties the Company must pay is $4,135,000. Regardless of sales, however, the Company agreed to pay at least $435,000 by June 2008, and included that amount in the Company's long-term obligations. The Company is in default on this agreement. Under the terms of the bankruptcy court-approved agreement, royalties are to be paid to various ABS creditors in a specified order and in specified amounts. Only after the Company pays the total $435,000 to other creditors can it then begin to share pro rata in part of the royalties owed by offsetting amounts owed to reduce its long-term receivable. As of March 31, 2010, the Company has made a total of $331,388 on the long-term note payable. As of March 31, 2010, the note balance totaled $103,612.

NOTE 11 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2010, the Company did not issue shares of common stock.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of March 31, 2010, options to purchase a total of 59,200,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued. As of March 31, 2010, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also, out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the three months ended March 31, 2010 and 2009, the Company did not grant options to purchase shares of common stock to employees.

Option awards to employees are granted with an exercise price equal to the market price of the Company's stock at the date of grant, most granted in the past have vested immediately, and most have had four-year contractual terms.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company's common stock over the most recent period commensurate with the expected term of the option. Prior to 2007, at times the Company granted options to employees in lieu of salary payments, and the pattern of exercise experience was known. Beginning in 2007, options were granted under different circumstances, and the Company has insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms. Accordingly, in such circumstances, the Company in 2007 began using the simplified method for determining the expected term of options granted with exercise prices equal to the stock's fair market value on the grant date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the three months ending March 31, 2010 the Company accrued for 6,000,000 employee options relating to the employment contract of the Company president. The fair market value of the options accrued aggregated $42,581, using the following assumptions: 5 year term, volatility of 148.71 percent and a discount rate of
2.65 percent.

A summary of the stock option activity under the Plans as of March 31, 2010, and changes during the three months then ended is presented below:

                                                     Weighted-
                                      Weighted-       Average
                                       Average       Remaining      Aggregate
                                      Exercise      Contractual     Intrinsic
                       Shares          Price           Life           Value
--------------------------------------------------------------------------------
Outstanding at
  December 31, 2009     53,160,000  $       0.014           2.48  $           -
================================================================================
  Granted                        -  $       0.000
  Exercised                      -  $       0.000
  Expired                        -  $       0.000
Outstanding at
  March 31, 2010        53,160,000  $       0.014           2.23  $           -
================================================================================
Exercisable at
  March 31, 2010        51,960,000  $       0.014           2.25  $           -
================================================================================

As of March 31, 2010, vested options totaled 51,960,000, leaving 1,200,000 that have yet to completely vest. As a result, as of March 31, 2010, unrecognized compensation costs related to options outstanding that have not yet vested at year-end that would be recognized in subsequent periods totaled $5,978.

Warrants - In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company's common stock. The initial expiration date of the warrants was August 23, 2009. As part of the Forbearance Agreement (see Note 6), the life of the warrants was extended one year to August 23, 2010. The warrants had an exercise price of $0.06 per share, and vested immediately.

In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there were warrants outstanding at March 31, 2010, to purchase a total of 36,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

The Corporation currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (see Note 8).

NOTE 13 - SEGMENT INFORMATION

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                       Electronics     Contract       Marketing       Beverage
                                       Assembly      Manufacturing    and Media      Distribution     Total
----------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2010
Sales to external customers         $     170,444  $       1,045  $      891,415  $    1,120,934  $    2,183,838
Segment income (loss)                    (414,849)       (64,948)       (481,061)         38,561        (922,297)
Segment assets                          2,954,277      1,185,025       8,607,013         291,545      13,037,860
Depreciation and amortization              93,733         64,447           5,841               -         164,021


Three months ended March 31, 2009
Sales to external customers         $     488,172  $     175,148  $      987,220  $      271,842  $    1,922,382
Segment income (loss)                  (1,915,652)       (83,084)       (277,281)         26,460      (2,249,557)
Segment assets                          2,056,422      7,051,690       4,254,571         126,745      13,489,428
Depreciation and amortization              96,152         64,551           5,841               -         166,544

NOTE 14 - GEOGRAPHIC INFORMATION

The Company currently maintains $408,844 of capitalized tooling costs in China. All other revenue-producing assets are located in the United States of America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Our services include pre-manufacturing, manufacturing and post-manufacturing services. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing. We market and manufacture an energy drink under the Playboy brand pursuant to a license agreement with Playboy Enterprises, Inc. We also provide a mix of high and medium size volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries.

We conduct business through our subsidiaries and divisions: CirTran Beverage, CirTran USA, CirTran Asia, CirTran Products, CirTran Media Group, and CirTran Online. CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we, entered into with PlayBev, a related party who holds the Playboy license. We also anticipate including flavored water beverages and related merchandise in the future. In addition, we provide development and promotional services to PlayBev, and pay a royalty based on our product sales and manufacturing costs. Services billed to PlayBev during the three months ended March 31, 2010 and 2009, under this arrangement accounted for 18 and 19 percent of total sales, respectively. Sales of energy drink beverages during the three months ended March 31, 2010 and 2009, amounted to 51 percent and 14 percent of total sales, respectively. We also recorded product distribution royalty revenue of $23,310 and $0 for the three and three months ended March 31, 2010 and 2009, respectively, relating to international energy drink beverage arrangements.

CirTran USA accounted for eight percent and 25 percent of our total revenues during the three months ended March 31, 2010 and 2009, respectively. Revenues were generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. In an effort to operate more efficiently and focus resources on higher margin areas, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company ("Katana") entered into certain agreements to reduce the Company's costs (discussed more fully in Note 5). The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company's property. Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease is for two (2) months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and off-shore.

Through CirTran Asia, we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Sales were zero and eight percent of our total revenues during the three months ended March 31, 2010 and 2009, respectively.

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. Sales comprised zero and two percent of total sales for the three months ended March 31, 2010 and 2009.

CirTran   Media   provides  end-to-end  services  to  the  direct  response  and entertainment industries. Revenues for CirTran Media were zero percent of total sales for both the three months ended March 31, 2010 and 2009, respectively.

CirTran Online sells products via the Internet, and provides services and support to Internet retailers. In conjunction with partner GMA, revenues from this division were 23 and 32 percent of total revenues during the three months ending March 31, 2010 and 2009, respectively.

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements. The fact that some of these risk factors may be the same or similar to our past reports filed with the SEC means only that the risks are present in multiple periods. We believe that many of the risks are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are common in the industry does not lessen their significance. The forward-looking Statements contained in this report, are made as of the date of this report and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in such forward-looking Statements. We expressly disclaim any obligation or intention to update any forward-looking statement.

Results of Operations

Comparison of the Three months ended March 31, 2010 and 2009

Sales and Cost of Sales

Net sales increased to $2,183,838 for the three months ended March 31, 2010, as compared to $1,922,382 for the three months ended March 31, 2009, driven by continued international growth in the beverage distribution segment. In our Beverage Distribution segment, we continue to expand distribution channels both domestically and internationally for our Playboy Energy Drink beverages. The increases in the beverage distribution segment were offset by sales decreases in the core electronics and online channels, a result of the current economic conditions and our current corporate focus our resources in the beverage distribution segment.

Cost of sales, as a percentage of sales, increased to 94 percent from 81 percent for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, respectively. Consequently, the gross profit margin decreased to 6 percent from 19 percent, for the three months ended March 31, 2010 and 2009. The decrease in gross profit margin was attributable to the significant shift in the sales mix of products and services experienced during 2010 as compared to 2009 and increases in product royalty expenses, which are included in the cost of sales. Product sales and services in the CirTran Online channel are primarily governed by the arrangement we have with GMA. Pursuant to our Assignment and Exclusive Services Agreement, we recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. This management fee is included in our cost of revenue. Another important factor driving the decrease in gross margin percentage is the nature of our manufacturing and distribution agreement with PlayBev. Presently, CirTran Beverage invoices PlayBev for beverage development and marketing services, on what amounts to five percent markup basis. In addition, CirTran Beverage records products sales and costs on sales made directly to distributors and end customer, which sales provide a more favorable gross profit margin. We anticipate that gross profit margins for CirTran Beverage will increase in the future as we increase our distribution of the Playboy energy drink beverages to both domestic and international markets.

The following chart presents comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media and Beverage Distribution during the three and three months ended March 31, 2010 and 2009.

--------------------------------------------------------------------------------
                                               Cost of      Royalty  Gross Loss
     Segment         Year         Sales         Sales       Expense  / Margin
--------------------------------------------------------------------------------
Electronics          2010      $  170,444    $   198,340  $       -  $  (27,896)
Assembly            ------------------------------------------------------------
                     2009         488,172        291,941          -     196,231
--------------------------------------------------------------------------------
Contract             2010           1,045        (11,608)         -      12,653
Manufacturing       ------------------------------------------------------------
                     2009         175,148         75,941          -      99,207
--------------------------------------------------------------------------------
Marketing /          2010         891,415        844,425          -      46,990
 Media              ------------------------------------------------------------
                     2009         987,220        940,721          -      46,499
--------------------------------------------------------------------------------
Beverage             2010       1,120,934        497,555    531,448      91,931
Distribution        ------------------------------------------------------------
                     2009         271,842         94,854    147,189      29,799
--------------------------------------------------------------------------------

Selling, General and Administrative Expenses

During the three months ended March 31, 2010, selling, general and administrative expenses decreased $359,374 as compared to the same period during 2009. The decrease was the result of a slowing of advertising and media promotion spending during the three months ended March 31, 2010, together with the reduced costs in our contract manufacturing and legacy electronics segments. As mentioned previously, not only has the effects of the national economic decline resulted in a decrease in cable assembly and electronic orders from our traditional customers, but we have experienced a softening of sales in all segments, with the exception of our Beverage Distribution segment. We continue to reposition our business structure to take advantage of our core strengths.

Non-cash compensation expense

Compensation expense in connection with granting options to employees to purchase common stock was $43,577 for the three months ended March 31, 2010, as compared to $996 for the three months ended March 31, 2009, as a result of the 6,000,000 options accrued for our Company President per his employment agreement.

Other income and expense

Interest expense recorded in the Consolidated Statements of Operations combines both accretion expense and interest expense. The combined interest expense for the three months ended March 31, 2010, was $248,600 as compared to $326,566 for the three months ended March 31, 2009, a decrease of 24 percent. The decrease in the combined interest expense was driven by the reduction in accretion expense recorded for the three months ended March 31, 2010. Actual interest expense increased to $190,960 for the three months ended March 31, 2010, as compared to the interest expense of $149,035 for the three months ended March 31, 2009, a direct result of the increase of short-term advances payable and notes payable.

We began accruing interest income during 2008 as a result of a modification of our agreement with PlayBev that took effect on March 19, 2008. Interest income for the three months ended March 31, 2010, decreased to $29,185 as compared to interest income of $124,590 for the three months ended March 31, 2009.

On March 5, 2010, we entered into a Separation Agreement ("Agreement") with Shaher Hawatmeh. As of the date of the Agreement, Shaher Hawatmeh's employment with the Company was terminated and he no longer has any further employment obligations with the Company. In consideration of his execution of this Agreement, we agreed to pay Shaher Hawatmeh's "Separation Pay" of $210,000 in twenty-six bi-weekly payments. The first payment of the Separation Pay was to begin on March 19, 2010. We made the first payment to Shaher Hawatmeh on April 2, 2010. Additional terms of the separation agreement include payment of all amounts necessary to cover health and medial premiums on behalf of Shaher Hawatmeh, his spouse and dependents through April 20, 2010, all outstanding car allowances and expense ($750) due and owing as of February 28, 2010, satisfaction and payment by the Company (with a complete release of Shaher Hawatmeh) of all outstanding amounts due and owing on the Company Corporate American Express Card (issued in the name of Shaher) and the issuance and delivery to Shaher Hawatmeh of ten million (10,000,000) shares of the Company's common stock within a reasonable time following authorization by the Company's shareholders of sufficient shares to cover such issuance. We accrued $50,000 during the three months ended March 31, 2010 as the fair market value of the common stock shares as of the date of the Separation Agreement. In connection with the Separation Agreement, we recorded $210,000 of settlement expense during the three months ended March 31, 2010.

As a result, we recorded a loss of $922,297 during the three months ended March 31, 2010, as compared to a net loss for the three months ended March 31, 2009 of $2,249,557.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $40,062,365 at March 31, 2010, and $39,140,068 at March 31, 2009. Net loss for the three months ended
March 31, 2010, was $922,297 as compared to $2,249,557 for the three months ended March 31, 2009. Our current liabilities exceeded our current assets by $16,511,042 as of March 31, 2010, and by $14,864,374 as of March 31, 2009. For
the three months ended March 31, 2010 and 2009, we experienced negative cash flows from operating activities of $205,518 and $288,288, respectively.

Cash

The amount of cash used in operating activities during the three months ended March 31, 2010 decreased by $82,770, as compared to the three months ended March 31, 2009, driven primarily by decreases in Accounts Payable and customer deposits.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $46,536 during the three months ended March 31, 2010. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.

During 2007, we agreed to provide services to PlayBev for initial development, marketing, and promotion of the Playboy-labeled energy beverages. We bill these services to PlayBev and record the amount as an account receivable. The receivable, recorded as a receivable due from related party, decreased by $81,658 during the three months ended March 31, 2010 to a total of $6,874,159, of which $33,076 is considered current. As per our arrangement with PlayBev, we anticipate that PlayBev will repay the receivable by netting out royalties PlayBev earns from beverage distribution sales, and which royalties we have agreed to pay PlayBev out of anticipated beverage distribution sales. In March 2008, we began accruing interest on the amount due from PlayBev. Interest accrued on the PlayBev accounts receivable balance totaled $765,016 as of March 31, 2010.

Accounts payable and accrued liabilities

During the three months ended March 31, 2010, accounts payable, accrued liabilities and short-term debt increased $717,578 to a combined balance of $10,616,921 as of March 31, 2010. The increase was driven primarily by an increase of $144,200 of short-term advances and $720,698 of accrued liabilities, offset by a decrease in accounts payable of $210,169. The balance of the increase was the result of accrued interest expense.

Liquidity and financing arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations. We had an accumulated deficit of $40,062,365, along with a total stockholders' deficit of $6,881,483, at March 31, 2010. In addition, we have used, rather than provided, cash in our operations for the three months ended March 31, 2010 and 2009, of $205,518 and $288,288, respectively. During the three months ended March 31, 2010, our monthly operating costs and interest expense averaged approximately $423,000 per month.

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

Convertible Debentures

Highgate  House  Funds,  Ltd.  -  In May 2005, we entered into an agreement with
Highgate House Funds, Ltd ("Highgate"), a fund launched by Cornell Capital Partners, to issue a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of our assets. Highgate extended the maturity date of the Debenture to December 31, 2008. As of January 1, 2008 the interest rate increased to 12 percent. On August 11, 2009, we entered into a forbearance agreement (the
"Forbearance Agreement") with YA Global Investment L.P. ("YA Global"), an assignee of Highgate. We agreed to repay our obligations under the Debentures per an agreed schedule.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. We may, at our option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of our common stock during the ten trading days prior to the payment day. Interest accrued during the three months ending March 31, 2010, totaled $18,349. The balance of accrued interest owed at March 31, 2010, was $73,332.

In consideration of the Company's performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the Debenture, and/or converting the Debenture into shares of the Company's common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or
(ii) the termination date of the Forbearance Agreement. Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the Debenture into shares of Common Stock. The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement. The Company and YA Global are in the process of amending the Forbearance Agreement. The Company has made a "good faith" payment of $25,000 as part of the amendment process (see Note 6).

We determined that certain conversion features of the Debenture fell under derivative accounting treatment. Since May 2005, the carrying value has been accreted over the life of the debenture until December 31, 2007, the original maturity date. As of December 31, 2007, the carrying value of the Debenture was $970,136, which was the remaining face value of the debenture.

In connection with the issuance of the Debenture, $2,265,000 of the proceeds was used to repay earlier promissory notes. Fees of $256,433, withheld from the proceeds, were capitalized and were amortized over the life of the note.

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008, Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock. The carrying value of the Debenture as of March 31, 2010, was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $0 as of March 31, 2010.

YA Global December Debenture - In December 2005, we entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008, and has a security interest in all the Company's assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008. As of January 1, 2008, the interest rate was increased to 12 percent. We agreed to repay our obligations under the Debentures per an agreed schedule.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. We may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the three months ending March 31, 2010, totaled $44,384. The balance of accrued interest owed at March 31, 2010, was $216,496.

In consideration of the Company's performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the December Debenture, and/or converting the December Debenture into shares of the Company's common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement. Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the December Debenture into shares of Common Stock. The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the December Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement. The Company and YA Global are in the process of amending the Forbearance Agreement. The Company has made a "good faith" payment of $25,000 as part of the amendment process (see Note 6).

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

In connection with the issuance of the December Debenture, fees of $130,000, withheld from the proceeds, were capitalized and amortized over the life of the December Debenture. The fees were fully amortized as of December 31, 2009.

As of March 31, 2010, YA Global had not converted any of the December Debenture into shares of the Company's common stock. As a result, the carrying value of the debenture as of March 31, 2010, remained $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of March 31, 2010, was determined to be $0.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, originally due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. We may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the three months ended March 31, 2010, totaled $30,809. The balance of accrued interest owed at March 31, 2010, was $432,808.

In consideration of the Company's performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the August Debenture, and/or converting the August Debenture into shares of the Company's common stock, until the earlier of
(i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement. Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the August Debenture into shares of Common Stock. The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the August Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement. The Company and YA Global are in the process of amending the Forbearance Agreement. The Company has made a "good faith" payment of $25,000 as part of the amendment process (see Note 6).

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

YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock during the year ended December 31, 2009. As of December 31, 2009, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature and warrants was $250 as of December 31, 2009.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and amortized over the life of the August Debenture. The fees were fully amortized as of December 31, 2009.

Please see the section below, "Debentures - Forbearance Agreement," for a more complete discussion of the Forbearance Agreement.

Debentures - Forbearance Agreement. On August 11, 2009, the Company and YA Global entered into the Forbearance Agreement related to the three convertible debentures issued by the Company to YA Global or its predecessor entities.

Under the terms of the Forbearance Agreement, the Company agreed to waive any claims against YA Global, entered into a Global Security Agreement (discussed below), a Global Guaranty Agreement (discussed below), and an amendment of a warrant granted to YA Global in connection with the issuance of the August Debenture; agreed to seek to obtain waivers from the Company's landlords at its properties in Utah, California, and Arkansas; agreed to seek to obtain deposit account control agreements from the Company's banks and depository institutions; and to repay the Company's obligations under the Debentures.

The repayment terms of the Forbearance Agreement required an initial payment of $125,000 upon signing the agreement. Beginning September 1, 2009, through May 1, 2010, monthly payments ranging from $150,000 to $300,000 are due for total payments of $2,825,000. The remaining balance is due July 1, 2010.

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

As of March 31, 2010 the Company was not in compliance with the forbearance agreement. The Company and YA Global are in the process of amending the Forbearance Agreement. Subsequent to March 31, 2010, the Company has made a "good faith" payment of $25,000 as part of the amendment process.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $111,114 and $111,114 for the three months ended March 31, 2010 and 2009, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at March 31, 2010, had fixed interest rates and were therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of March 31, 2010. We do not enter into financial instruments for trading or speculative purposes and do not utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision of our Chief Executive Officer / Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of March 31, 2010, because certain deficiencies involving internal controls constituted material weaknesses, as discussed in our annual report on Form 10-K. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Advanced Beauty Solutions, LLC, v. CirTran Corporation, Case No. 1:08-ap-01363-GM. In connection with prior litigation between Advanced Beauty Solutions ("ABS") and the Company, ABS claimed non-performance by the Company and filed an adversary proceeding in ABS's bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division. On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against the Company in the amount of $1,811,667 plus interest. On September 11, 2009, the Bankruptcy Court denied the Company's motion to set aside the judgment. As of the date of this report, ABS was pursuing collection efforts on this judgment. The Company is in negotiations to settle the judgement for a lesser amount. The Company does not expect the settlement to exceed $500,000.

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

Fortune Resources LLC v. CirTran Beverage Corp, Civil No. 090401259, Third Judicial District Court, Salt Lake County, State of Utah. On February 5, 2009, the plaintiff filed a complaint against CirTran Beverage, claiming non-payment for goods in the amount of $121,135. CirTran Beverage filed its answer on March 10, 2009, denying the allegations in the Complaint. The case is presently in the discovery phase. An order requiring CirTran Beverage to produce certain documents and information was entered on or about February 19, 2010. The plaintiff says that CirTran Beverage did not comply with the order and seeks entry of judgment for the amount claimed in the complaint. CirTran Beverage and Fortune Resources engaged in settlement negotiations, and on May 3, 2010, pursuant to which Fortune Resources agreed to dismiss the suit upon receipt from CirTran of $50,000.

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

Old Dominion Freight Line v. CirTran Corporation, Civil No. 090426290, Third Judicial District Court, Salt Lake County, State of Utah. On May 5, 2010, the Court entered an Order in Supplemental Proceedings in connection with a judgment in favor of Old Dominion and against CirTran in the amount of $33,187.34.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we did not issue shares of our common stock.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  Other Information

None.

Item 5.  Exhibits

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

                              CIRTRAN CORPORATION

                                    /s/ Iehab Hawatmeh
                                    ----------------------------------------
Dated: May 24, 2010                 By: Iehab Hawatmeh
                                    President, Chief Financial Officer
                                    (Principal Executive Officer, Principal
                                    Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/ Iehab Hawatmeh
                                    ----------------------------------------
Dated: May 24, 2010                 By: Iehab Hawatmeh
                                    President, Chief Financial Officer,
                                    Principal Executive Officer, Principal
                                    Financial Officer and Director

--------------------------------------------------------------------------------