Form 10-Q
period 2010-06-30
CIRTRAN CORP
filed 2010-08-23
CIK 813716

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________

                        Commission file number 000-49654
                                               ---------

                              CIRTRAN CORPORATION
             (Exact name of registrant as specified in its charter)

              Nevada                                    68-0121636
  -------------------------------                   ------------------
  (State or other jurisdiction of)                   (I.R.S. Employer
   incorporation or organization                    Identification No.)

  4125 South 6000 West, West Valley City, Utah             84128
  --------------------------------------------          ----------
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

(Check one):
         Large accelerated filer [  ]              Accelerated filer [  ]
         Non-accelerated filer [  ]                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding at August 23, 2010 was 1,498,972,923 shares.

                              CIRTRAN CORPORATION

                                   FORM 10-Q

                  For the Quarterly Period Ended June 30, 2010

                                     INDEX

                                                                          Page
                                                                          ----

                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets.......................      3
          Condensed Consolidated Statements of Operations.............      4
          Condensed Consolidated Statements of Cash Flows.............      5
         Notes to Condensed Consolidated Financial Statements.........      7

Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     21

Item 3  Quantitative and Qualitative Disclosures About Market Risk....     30

Item 4  Controls and Procedures.......................................     30


                          PART II - OTHER INFORMATION

Item 1  Legal Proceedings.............................................     30

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds...     32

Item 3  Defaults Upon Senior Securities...............................     32

Item 4  (Removed and Reserved)........................................     33

Item 5  Other Information.............................................     33

Item 6  Exhibits......................................................     33

Signatures............................................................     38

                      CIRTRAN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                   June 30,        December 31,
                                                     2010              2009
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                     $       16,995   $        8,588
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $267,928 and $290,806, respectively           1,647,642          472,947
  Receivable due from related party                    453,680          670,266
  Inventory, net of reserve of $2,001,052
    and $2,045,458, respectively                       590,563          873,650
  Prepaid deposits                                      70,904           82,011
  Other                                                618,100          720,712
--------------------------------------------------------------------------------
     Total current assets                            3,397,884        2,828,174

Investment in securities, at cost                      300,000          300,000
Investment in related party, at cost                   750,000          750,000
Long-term receivable due from related party          8,661,292        6,285,551
Long-term receivable                                 1,647,895        1,647,895
Property and equipment, net                            439,213          544,705
Intellectual property, net                           1,048,131        1,270,358
Other assets, net                                       14,538           14,538
--------------------------------------------------------------------------------
     Total assets                               $   16,258,953   $   13,641,221
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance      $      245,199   $      217,361
  Accounts payable                                   4,776,905        3,047,592
  Short term advances payable                        3,320,921        2,962,339
  Accrued liabilities                                4,551,619        3,889,412
  Deferred revenue                                   3,140,574        2,275,967
  Derivative liability                                 155,339          523,349
  Convertible debenture                              3,161,355        3,161,355
  Current portion of refundable customer
    deposits                                           822,579          828,933
  Current maturities of long-term debt                 703,839          578,226
  Note payable to stockholders                         185,063          208,014
--------------------------------------------------------------------------------
     Total current liabilities                      21,063,393       17,692,548
--------------------------------------------------------------------------------

Refundable customer deposits, net of
  current portion                                    1,760,000        1,719,000
Long-term debt, less current maturities                122,283          196,614
--------------------------------------------------------------------------------
     Total liabilities                              22,945,676       19,608,162

Stockholders' deficit
  CirTran Corporation stockholders' deficit:
  Common stock, par value $0.001;
    authorized 1,500,000,000 shares; issued
    and outstanding shares: 1,498,972,923            1,498,968        1,498,968
  Additional paid-in capital                        29,125,683       29,117,928
  Subscription receivable                              (17,000)         (17,000)
  Accumulated deficit                              (39,867,605)     (39,140,068)
--------------------------------------------------------------------------------
     Total CirTran Corporation
       stockholders' deficit                        (9,259,954)      (8,540,172)
--------------------------------------------------------------------------------
  Noncontrolling interest                            2,573,231        2,573,231
     Total stockholders' deficit                    (6,686,723)      (5,966,941)
--------------------------------------------------------------------------------

     Total liabilities and stockholders'
       deficit                                  $   16,258,953   $   13,641,221
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                               CIRTRAN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                     Three months ended                 Six months ended
                                         June 30,                            June 30,
                              --------------------------------   ---------------------------------
                                   2010              2009             2010              2009
--------------------------------------------------------------------------------------------------
Net sales                     $     5,008,276   $    3,099,206   $     7,192,114   $    5,021,588
Cost of sales                      (3,571,453)      (2,826,668)       (5,100,165)      (4,230,125)
Royalty Expense                      (624,676)         (82,442)       (1,156,124)        (229,631)
--------------------------------------------------------------------------------------------------

     Gross profit                     812,147          190,096           935,825          561,832
--------------------------------------------------------------------------------------------------

Operating expenses
  Selling, general and
    administrative expenses           622,285        1,032,081         1,412,893        2,182,063
  Non-cash compensation
    expense                                 -              996            43,577            1,992
--------------------------------------------------------------------------------------------------
     Total operating expenses         622,285        1,033,077         1,456,470        2,184,055
--------------------------------------------------------------------------------------------------

     Loss from operations             189,862         (842,981)         (520,645)      (1,622,223)
--------------------------------------------------------------------------------------------------

Other income (expense)
  Interest expense                   (286,484)        (241,242)         (535,084)        (567,808)
  Interest income                     151,578          118,325           180,763          242,915
  Separtion expense - related party         -                -          (260,000)               -
  Gain on sale/leaseback               20,269           20,268            40,537           40,536
  Gain on settlement of
    litigation/debt                       686          117,714            (1,156)         117,714
  Gain on derivative valuation        120,652        1,693,764           368,009          405,157
--------------------------------------------------------------------------------------------------
     Total other expense, net           6,701        1,708,829          (206,931)         238,514
--------------------------------------------------------------------------------------------------

     Net loss                 $       196,563   $      865,848   $      (727,576)  $   (1,383,709)
--------------------------------------------------------------------------------------------------

Basic and diluted loss per
  common share                $             -   $            -   $             -   $            -
--------------------------------------------------------------------------------------------------
Basic and diluted weighted-
  average common shares
  outstanding                   1,498,972,923    1,497,884,126     1,498,972,923    1,482,049,557
--------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Six Months Ended June 30,                   2010              2009
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                      $     (727,576)  $   (1,383,709)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                     327,719          333,089
     Accretion expense                                 115,719          280,170
     Recovery of doubtful accounts                     (22,877)               -
     Provision for obsolete inventory                  (44,407)               -
     Gain on sale - leaseback                           40,537           40,536
     Non-cash compensation expense                      43,577            1,992
     Loan costs and interest withheld
       from loan proceeds                                    -           12,474
     Options issued for services                         6,758            1,546
     Change in valuation of derivative                (368,010)        (405,157)
     Borrowing fee                                           -          103,418
     Changes in assets and liabilities:
       Trade accounts receivable                    (1,151,817)        (244,904)
       Receivable due from related parties          (2,159,155)      (2,186,519)
       Inventory                                       327,494           30,680
       Prepaid deposits and other current
         assets                                        113,720          (81,913)
       Accounts payable                              1,780,577          232,386
       Accrued liabilities                             782,545          922,736
       Deferred revenue                                864,607          238,349
       Refundable customer deposits                     34,646          311,920
--------------------------------------------------------------------------------

            Net cash used in operating
            activities                                 (35,943)      (1,792,906)
--------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from notes payable to stockholders                -            4,611
  Payments on notes payable to stockholders            (22,951)         (13,208)
  Principal payments on long-term debt                 (64,437)               -
  Checks written in excess of bank balance              27,838           64,931
  Proceeds from short-term advances payable            103,900        1,884,272
  Payments on short-term advances                            -         (126,100)
--------------------------------------------------------------------------------

            Net cash provided by financing
            activities                                  44,350        1,814,506
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents                8,407           21,600

Cash and cash equivalents at beginning
  of period                                              8,588            8,701
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period      $       16,995   $       30,301
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED




For the Six Months Ended June 30,                    2010              2009
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow
  information:
Cash paid during the period for interest        $       55,262   $            -

Noncash investing and financing activities:
Stock issued in payment of notes payable
  and accrued interest                                       -          117,622
Related party liability settled through
  reduction of related party receivable                      -        1,000,000
Accounts payable settled on behalf of the
  Company for issuance of short term advances           51,220          315,000




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

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries. These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2010.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., and CirTran Beverage Corp.

The consolidated financial statements also include the accounts of After Bev Group LLC ("After Bev"), a majority controlled entity. At June 30, 2010, the Company had a four percent share of AfterBev's profits and losses, but maintained a 52 percent voting control interest. AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC ("PlayBev"), and the Company's president and one of the directors of the Company own membership interests in PlayBev totaling 28.35 percent. As of September 30, 2008, the members of PlayBev had amended PlayBev's operating agreement to require a 95 percent membership vote on major managerial and organizational decisions. None of the other members of PlayBev are affiliated with the Company. Accordingly, while the Company president and one of its directors own membership interests and currently hold the executive management positions in PlayBev, the Company or its affiliates nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

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

Long-lived asset costs are amortized over the estimated useful life of the asset, which are typically five to seven years. Amortization expense was $111,113 and $111,113 for the three months ended June 30, 2010 and 2009, respectively, and was $222,227 and $222,227 for the six months ended June 30, 2010 and 2009, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments is re-measured each quarter.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 1,269,804,223 and 1,028,495,468 in potentially issuable common shares at June 30, 2010 and 2009, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

In March 2010, the FASB issued guidance to clarify the scope exception for certain embedded derivative features on debt instruments. The guidance is effective for the first fiscal quarter after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

In April 2010, the FASB issued guidance to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. The guidance is effective for fiscal years and interim periods beginning after December 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its financial statements.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $727,576 and $1,383,709 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company had an accumulated deficit of $39,867,605. In addition, the Company used cash in its operations in the amount of $35,943 and $1,792,906 during the six months ended June 30, 2010 and 2009, respectively. In addition, on August 11, 2009, the Company and YA Global, an assignee of Highgate, entered into a forbearance agreement and related agreements. The Company agreed to repay the Company's obligations under the Debentures per an agreed schedule. Since then, the Company defaulted on its payment obligation but is in the process of negotiating another forbearance agreement extending payments until August 2011, although no agreement had been executed as of the date of this report. There is no certainty as to the positive resolution of these matters. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - INVENTORY

Inventory consisted of the following:

                                                   June 30,       December 31,
                                                     2010             2009
--------------------------------------------------------------------------------
 Raw Materials                                  $    1,691,164   $    1,638,256
 Work in Process                                       139,947          313,302
 Finished Goods                                        760,504          967,550
 Allowance / Reserve                                (2,001,052)      (2,045,458)
                                                --------------------------------
      Totals                                    $      590,563   $      873,650
                                                ================================


NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consisted of the following:

                                                                    Estimated
                                 June 30,        December 31,     Service Lives
                                   2010              2009          in Years
--------------------------------------------------------------------------------
Infomercial development costs  $       61,445   $       61,445            7
Patents                                38,056           38,056            7
ABS Infomerical                     1,186,382        1,186,382            5
Trademark                           1,227,673        1,227,673            7
Copyright                             115,193          115,193            7
Website Development Costs             150,000          150,000            5
--------------------------------------------------------------------------------
  Total intellectual property  $    2,778,749   $    2,778,749

  Less accumulated
    amortization                   (1,730,618)      (1,508,391)
--------------------------------------------------------------------------------

  Intellectual property, net   $    1,048,131   $    1,270,358
--------------------------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:


Year Ending December 31,
--------------------------------------------------------------
            2010                                $      351,636
            2011                                       356,783
            2012                                       254,916
            2013                                       142,063
            2014                                        32,418
            Thereafter                                  21,429
--------------------------------------------------------------
            Total                               $    1,159,245
--------------------------------------------------------------

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

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement, the Company was appointed as the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. The Company incurred $624,676 and $82,442 in royalty expenses due to PlayBev during the three months ended June 30, 2010 and 2009, respectively and $1,156,124 and $229,631 the six months ended June 30, 2010 and 2009, respectively.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are billed to
PlayBev and recorded as an account receivable from PlayBev. The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008, the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. The Company has advanced amounts beyond $3,000,000 in order to continue the market momentum internationally. As of March 19, 2008, the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. The Company has billed PlayBev for marketing and development services, and royalties paid/accrued on behalf of PlayBev totaling $2,696,095 and $1,801,813 during the three months ended June 30, 2010 and 2009, respectively and $3,095,863 and $2,172,946 for the six months ending June 30, 2010 and 2009, respectively, which have been included in revenues for our marketing and media segment. As of June 30, 2010, the interest accrued on the balance owing from PlayBev totaled $916,794. The net amount due the Company from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $9,114,972 at June 30, 2010.

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

Global Marketing Alliance

The Company entered into an agreement with Global Marketing Alliance ("GMA"), and hired GMA's owner as the Vice President of CTO, one of the Company's subsidiaries. Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company's CTO products. In return, the Company provides bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO's online net sales. In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations. The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs. The Company recognized net revenues from GMA related products and services in the amount of $278,477 and $701,228 during the three months ended June 30, 2010 and 2009, respectively, and $768,522 and $1,317,414 for the six months ended June 30, 2010 and 2009, respectively.

Transactions involving Officers, Directors, and Stockholders

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. As of June 30, 2010, the Company owed $33,852 under this arrangement. During the six months ended June 30, 2010 Mr. Nora loaned the Company a total of $113,720. Mr. Nora received cash payments totaling $74,500 from the Company during the six months ended June 30, 2010. As of June 30, 2010, the Company still owed Mr. Nora $128,939 in the form of unsecured advances. These advances and short term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by Mr. Nora on these loans.

In addition, on July 14, 2009, the Company entered into a Stock Purchase Agreement with Mr. Nora to purchase 75,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director to the Company. Mr. Nora and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of June 30, 2010, the Company showed the balance of $225,000 as an accrued liability on the balance sheet.

In 2007, the Company issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000. The note was due on demand after May 2008. During the six months ended June 30, 2010 the Company repaid principal and interest totaling $28,212. At June 30, 2010, the principal amount owing on the note was $185,063. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During the six months ended June 30, 2010 the Company paid $63,000 towards the outstanding notes. The principal balance owing on the promissory notes as of June 30, 2010, totaled $41,415.

As of June 30, 2010, the Company owed the Company president a total of $258,300 in unsecured advances, and $136,827 in accrued options. These advances were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

On July 14, 2009, the Company entered into a Stock Purchase Agreement with the president of the Company to purchase 50,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by the president of the Company to the Company. Mr. Hawatmeh and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of June 30, 2010, the Company showed the balance of $150,000 as an accrued liability on the balance sheet.

On March 5, 2010 the Company entered into a Separation Agreement ("Agreement") with Shaher Hawatmeh. As of the date of the Agreement, Shaher Hawatmeh's employment with the Company was terminated and he no longer has any further employment obligations with the Company. In consideration of his execution of this Agreement, the Company will pay Shaher Hawatmeh's "Separation Pay" of $210,000 in twenty-six bi-weekly payments. The first payment of the Separation Pay was to begin on March 19, 2010. On April 2, 2010 the Company made the first payment to Shaher Hawatmeh. Additional terms of the separation agreement include payment of all amounts necessary to cover health and medial premiums on behalf of Shaher Hawatmeh, his spouse and dependents through April 20, 2010, all outstanding car allowances and expense ($750) due and owing as of February 28, 2010, satisfaction and payment by the Company (with a complete release of Shaher Hawatmeh) of all outstanding amounts due and owing on the Company Corporate American Express Card (issued in the name of Shaher) and the issuance and delivery to Shaher Hawatmeh of ten million (10,000,000) share of the Company's common stock within a reasonable time following authorization by the Company's shareholders of sufficient shares to cover such issuance. The fair market value of the shares aggregated to $50,000 as of March 5, 2010 based on the $.005 per share value as of the effective date of the separation agreement, and has been included in accrued liabilities as of June 30, 2010.

In an effort to operate more efficiently and focus resources on higher margin areas, on March 5, 2010, the Company entered into certain agreements with, Katana Electronics, LLC, a Utah limited liability company ("Katana"). Katana Electronics, LLC is owned by Shaher Hawatmeh, former employee and a related party. The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company's property. Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease is for two (2) months with automatic renewal periods of one month each, subject to land lord authorization. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and off shore.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims - Various vendors and service providers have notified the Company that they believe they have claims against the Company totaling approximately $2,600,000. The Company has accrued for approximately $518,000 as part of current liabilities. The Company has determined the probability of realizing any loss on the remaining claims is remote. The Company has made no accrual for these claims and is currently in the process of negotiating the dismissal of those claims. There is no certainty as to the positive outcome of these claims.

Convertible debentures - In May 2005, the Company entered into an agreement with Highgate, to issue a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of the Company's assets. Highgate extended the maturity date of the
Debenture  to  December  31,  2008.  As  of  January  1,  2008 the interest rate increased  to  12  percent.  On  August  11, 2009, the Company and YA Global, an
assignee of Highgate, entered into a forbearance agreement and related agreements. The Company agreed to repay the Company's obligations under the Debentures per an agreed schedule.

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

The repayment terms of the Forbearance Agreement required an initial payment of $125,000 upon signing the agreement. Beginning September 1, 2009 through May 1, 2010 monthly payments ranging from $150,000 to $300,000 are due for total payments of $2,825,000. The Company failed to make the required payments under the agreement.

Pursuant to the Forbearance Agreement, the Company, subject to the consent of YA, may choose to pay all or any portion of the monthly payments in common stock, at a conversion price used to determine the number of shares of common stock equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment date.

YA agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the Debentures into shares of the Company's common stock, until the earlier of the occurrence of a Termination Event (as defined in the Forbearance Agreement), or July 1, 2010. The Company is currently negotiating another Forbearance Agreement with YA to extend payments to August 2011.

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

As of the date of this Report, the Company had defaulted on it payment obligations under the original Forbearance Agreement, and the Company was in the process of negotiating another forbearance agreement to extend the payment dates, although no agreement had been executed as of the date of this Report.

Issuable Common Stock - The Company currently has issued and outstanding options, warrants, convertible notes and other instruments for the acquisition of the Company's common stock in excess of the available authorized but non-issued shares of common stock provided for under the Company's Articles of Incorporation, as amended. As a consequence, in the event that the holders of such instruments requiring the issuance, in the aggregate, of a number of shares of common stock that would, when combined with the previously issued and outstanding common stock of the Company exceed the authorized capital of the Company, seek to exercise their rights to acquire shares under those instruments, the Company will be required to increase the number of authorized shares to provide sufficient shares for issuance under those instruments.

Employment Agreements - On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, our President. The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one year periods, with an annual base salary of $345,000. The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date. The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board. The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5 percent of the Company's earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0 percent of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1 percent of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year. During the six months ending June 30, 2010, the Company incurred $42,581 of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

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

NOTE 7 - NOTES PAYABLE

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance. At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. Interest expense of $58,080 and $58,280 was accreted during the three months ended June 30, 2010 and 2009, respectively, and $115,719 and $115,920 during the six months ended June 30, 2010 and 2009, respectively. A total of $546,095 has been accreted against the note as of June 30, 2010. The carrying value of the note will continue to be accreted over the life of the note until the carrying value equals the face value of $700,000. As of June 30, 2010, the balance of the note was $546,095. The fair value of the derivative liability stemming from the associated warrants as of June 30, 2010, was $139,201.

In March 2008, the Company converted $75,000 owed to an unrelated member of AfterBev into a one-year, 10 percent promissory note, with interest payable quarterly. The balance as of June 30, 2010, was $75,000. The note renews monthly.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes. The Company President and a Director of the Company signed personally for the notes. Since the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60 day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. During the six months ended June 30, 2010 the Company paid $20,000 against one of the loans. As of June 30, 2010 the balance of the loans totaled $745,000. As of June 30, 2010 all four notes were in default.

NOTE 8 - CONVERTIBLE DEBENTURES

Highgate House Funds, Ltd. - In May 2005, the Company entered into an agreement with Highgate, to issue a $3,750,000, 5 percent Secured Convertible Debenture
(the "Debenture"). The Debenture was originally due December 2007, and is secured by all of the Company's assets. Highgate extended the maturity date of the Debenture to December 31, 2008. As of January 1, 2008 the interest rate increased to 12 percent. On August 11, 2009, the Company and YA Global, an assignee of Highgate, entered into a forbearance agreement and related agreements. The Company agreed to repay the Company's obligations under the Debentures per an agreed schedule. Since then, the Company defaulted on its payment obligation but is in the process of negotiating another forbearance agreement extending payments until August 2011.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the six months ending June 30, 2010, totaled $36,902. The balance of accrued interest owed at June 30, 2010, was $41,885.

In consideration of the Company's performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the Debenture, and/or converting the Debenture into shares of the Company's common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or
(ii) the termination date of the Forbearance Agreement. Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the Debenture into shares of Common Stock. The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement. The Company and YA Global are in the process of amending the Forbearance Agreement. The Company has made two payments "good faith" payments of $25,000 each for a total of $50,000 as part of the amendment process.

The Company determined that certain conversion features of the Debenture fell under derivative accounting treatment. The carrying value of the Debenture as of June 30, 2010 was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $0 as of June 30, 2010.

YA Global December Debenture - In December 2005, the Company entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008, and has a security interest in all the Company's assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008. As of January 1, 2008 the interest rate was increased to 12 percent. On August 11, 2009, the Company and YA Global, an assignee of Highgate, entered into a forbearance agreement and related agreements. The Company agreed to repay the Company's obligations under the Debentures per an agreed schedule.

Since then, the Company defaulted on its payment obligation but is in the process of negotiating another forbearance agreement extending payments until August 2011.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the six months ending June 30, 2010, totaled $89,260. The balance of accrued interest owed at June 30, 2010, was $261,373.

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

The Company also granted YA Global registration rights related to the shares of the Company's common stock issuable upon the conversion of the December Debenture. As of the date of this Report, no registration statement had been filed.

As of June 30, 2010, YA Global had not converted any of the December Debenture into shares of the Company's common stock. As a result, the carrying value of the debenture as of June 30, 2010, remains $1,500,000. The Company determined that the conversion features on the December Debenture fell under derivative accounting treatment. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of June 30, 2010, was determined to be $0.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the six months ending June 30, 2010, totaled $61,560. The balance of accrued interest owed at June 30, 2010, was $463,959.

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

As of June 30, 2010, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature and warrants was $30 as of June 30, 2010.

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

Liabilities measured at fair value on a recurring basis at June 30, 2010 are summarized as follows:

                                  Level 1      Level 2     Level 3      Total
                                 ----------  ----------  -----------  ---------

  Fair value of derivatives       $    -      $ 155,339    $     -    $ 155,339

Liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized as follows:

                                  Level 1      Level 2     Level 3      Total
                                 ----------  ----------  -----------  ---------

  Fair value of derivatives       $    -      $ 523,349    $     -    $ 523,349

As further described in Note 1, the fair value of the derivative liability was determined using the Black-Scholes option pricing model.


NOTE 10 - ROYALTY OBLIGATION TO ABS CREDITORS

Under the June 2006 agreement with ABS, which is a part of ABS's bankruptcy proceedings, the Company has an obligation to pay a royalty equal to $3.00 per TCP flat iron unit sold by the Company. The maximum amount of royalties the Company must pay is $4,135,000. Regardless of sales, however, the Company agreed to pay at least $435,000 by June 2008, and included that amount in the Company's long-term obligations. The Company is in default on this agreement. Under the terms of the bankruptcy court-approved agreement, royalties are to be paid to various ABS creditors in a specified order and in specified amounts. Only after the Company pays the total $435,000 to other creditors can it then begin to share pro rata in part of the royalties owed by offsetting amounts owed to reduce its long-term receivable. As of June 30, 2010 the Company has made a total of $331,388 on the long-term note payable. As of June 30, 2010, the note balance totaled $103,612.

NOTE 11 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2010, the Company did not issue shares of common stock.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of June 30, 2010, options to purchase a total of 59,200,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued. As of June 30, 2010, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also, out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the six months ended June 30, 2010 and 2009, the Company did not grant options to purchase shares of common stock to employees.

During the six months ending June 30, 2010, the Company accrued for 6,000,000 employee options relating to the employment contract of the Company president. The fair market value of the options accrued aggregated $42,581, using the following assumptions: 5 year term, volatility of 148.71 percent and a discount rate of 2.65 percent.

A summary of the stock option activity under the Plans as of June 30, 2010, and changes during the six months then ended is presented below:

                                                    Weighted-
                                   Weighted-         Average
                                    Average         Remaining         Aggregate
                                    Exercise        Contractual       Intrinsic
                    Shares           Price            Life              Value
                ----------------------------------------------------------------

Outstanding at
  December 31,
  2009              53,160,000   $        0.014              2.48   $         -
                ================================================================
Granted                      -   $        0.000
Exercised                    -   $        0.000
Expired                      -   $        0.000
Outstanding at
  June 30, 2010     53,160,000   $        0.014              2.23   $         -
                ================================================================

Exercisable at
  June 30, 2010     51,960,000   $        0.014              2.25   $         -
                ================================================================

As of June 30, 2010, vested options totaled 51,960,000, leaving 1,200,000 that have yet to completely vest. As a result, as of June 30, 2010 unrecognized compensation costs related to options outstanding that have not yet vested at year-end that would be recognized in subsequent periods totaled $5,978.

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

In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there are warrants outstanding at June 30, 2010, to purchase a total of 36,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

The Corporation currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (see Note 8).

NOTE 13 - SEGMENT INFORMATION

Segment information has been prepared in accordance with Accounting Standards Certification ("ASC") 280-10, Disclosure about Segments of an Enterprise and Related Information. The Company has four reportable segments: Electronics Assembly, Contract Manufacturing, Marketing and Media, and Beverage Distribution. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and
Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. The Beverage Distribution segment manufactures, markets, and distributes Playboy-licensed energy drinks domestically and internationally. The Beverage Distribution segment continues to grow, and the distribution channels, across the country and internationally, continues to gain traction. The Company anticipates this segment will become more significant in relation to overall Company operations.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                            Electronics        Contract         Marketing         Beverage
                                              Assembly      Manufacturing       and Media       Distribution        Total
--------------------------------------------------------------------------------------------------------------------------------
  Three months ended June 30, 2010
Sales to external customers                $        28,500  $        26,509  $      2,937,596  $     2,015,672  $     5,008,277
Segment income (loss)                             (131,856)         (52,723)          688,726         (307,584)         196,563
Segment assets                                   2,896,647        1,114,310        11,956,449          291,546       16,258,953
Depreciation and amortization                       93,411           64,447             5,841                -          163,699

  Three months ended June 30, 2009
Sales to external customers                $       369,562  $       103,810  $      2,503,041  $       122,793  $     3,099,206
Segment income (loss)                            1,282,159          (82,474)         (278,885)         (54,952)         865,848
Segment assets                                   4,090,248        2,032,251         7,819,175          286,198       14,227,872
Depreciation and amortization                       96,153           64,551             5,841                -          166,545

   Six months ended June 30, 2010
Sales to external customers                $       198,944  $        27,554  $      3,829,010  $     3,136,606  $     7,192,114
Segment income (loss)                             (546,698)        (117,681)          205,822         (269,019)        (727,576)
Segment assets                                   2,896 647        1,114,310        11 956 449          291,546       16,258,953
Depreciation and amortization                      187,144          128,894            11,682                -          327,720

   Six months ended June 30, 2009
Sales to external customers                $       857,734  $       278,958  $      3,490,261  $       394,635  $     5,021,588
Segment income (loss)                             (633,493)        (165,558)         (556,166)         (28,492)      (1,383,709)
Segment assets                                   4,090,248        2,032,251         7,819,175          286,198       14,227,872
Depreciation and amortization                      192,305          129,102            11,682                -          333,089

NOTE 14 - GEOGRAPHIC INFORMATION

The Company currently maintains $315,778 of capitalized tooling costs in China. All other revenue-producing assets are located in the United States of America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

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

We conduct business through our subsidiaries and divisions: CirTran Beverage, CirTran USA, CirTran Asia, CirTran Products, CirTran Media Group, and CirTran Online. CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we, entered into with PlayBev, a related party who holds the Playboy license. We also anticipate including flavored water beverages and related merchandise in the future. In addition, we provide development and promotional services to PlayBev, and pay a royalty based on our product sales and manufacturing costs. Services billed to PlayBev during the three months ended June 30, 2010 and 2009, under this arrangement accounted for 40 and 58 percent of total sales, respectively, and during the six months ended June 30, 2010 and 2009, services billed accounted for 43 and 43 percent of total sales, respectively. Sales of energy drink beverages during the three months ended June 30, 2010 and 2009, amounted to 54 percent and 4 percent of total sales, respectively, and during the six months ended June 30, 2010 and 2009, amounted to 43 percent and 8 percent of total sales, respectively. We also recorded product distribution revenue of $19,872 and $0 for the three months ended June 30, 2010 and 2009, respectively, and $43,182 and $0 for the six months ended June 30, 2010 and 2009, respectively, relating to international energy drink beverage arrangements.

CirTran USA accounted for zero percent and 12 percent of our total revenues during the three months ended June 30, 2010 and 2009, respectively and 3 percent and 17 percent of our total revenues during the six months ended June 30, 2010 and 2009, respectively. Revenues were generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. In an effort to operate more efficiently and focus resources on higher margin areas, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company ("Katana") entered into certain agreements to reduce its costs (discussed more fully in Note 5). The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company's property. Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease is for two (2) months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and off shore.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Sales were .50 percent and zero percent of our total revenues during the three months ended June 30, 2010 and 2009, respectively and .35 percent and three percent of our total revenues during the six months ended June 30, 2010 and 2009, respectively.

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. Sales comprised zero and 3 percent of total sales for the three months ended June 30, 2010 and 2009, respectively, and zero and 3 percent of total sales for the six months ended June 30, 2010 and 2009, respectively.

CirTran Media provides end-to-end services to the direct response and entertainment industries. Revenues for CirTran Media were zero percent total sales for both the three months ended June 30, 2010 and 2009, respectively, and zero percent total sales for both the six months ended June 30, 2010 and 2009, respectively.

CirTran Online sells products via the Internet, and provides services and support to Internet retailers. In conjunction with partner GMA, revenues from this division were 5 and 23 percent of total revenues during the three months ending June 30, 2010 and 2009, respectively, and 10 and 26 percent of total revenues during the six months ending June 30, 2010 and 2009, respectively.

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

Results of Operations

Comparison of the Three and Six months ended June 30, 2010 and 2009

Sales and Cost of Sales

Net sales increased to $5,008,276 for the three months ended June 30, 2010, as compared to $3,099,206 for the three months ended June 30, 2009, driven by partially continued international growth in the beverage distribution segment. Net sales increased to $7,192,114 for the six months ended June 30, 2010, as compared to $5,021,588 for the six months ended June 30, 2009, driven by partially continued international growth in the beverage distribution segment. In our Beverage Distribution segment, we continue to expand distribution channels both domestically and internationally for our Playboy Energy Drink beverages. The increases in the beverage distribution segment were offset by sales decreases in the core electronics and online channels, a result of the current economic conditions and our current corporate focus our resources in the beverage distribution segment.

Cost of sales, as a percentage of sales, decreased to 71 percent from 91 percent for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, respectively, and decreased to 71 percent from 84 percent for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, respectively. Consequently, the gross profit margin increased to 16 percent from 6 percent, for the three months ended June 30, 2010 and 2009, respectively and increased to 13 percent from 11 percent, for the six months ended June 30, 2010 and 2009, respectively. The increase in gross profit margin was attributable to the significant shift in the sales mix of products and services experienced during 2010 as compared to 2009 and increases in product royalty expenses, which are included in the cost of sales. Another important factor driving the increase in gross margin percentage is the nature of our manufacturing and distribution agreement with PlayBev. Presently, CirTran
Beverage invoices PlayBev for beverage development, marketing services and royalty expenses paid, on what amounts to five percent markup basis. In addition, CirTran Beverage records products sales and costs on sales made directly to distributors and end customer, which sales provide a more favorable gross profit margin. We anticipate that gross profit margins for CirTran Beverage will increase in the future as we increase our distribution of the Playboy energy drink beverages to both domestic and international markets.

The following charts present comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media, and Beverage Distribution during the three and six months ended June 30, 2010 and 2009.

Three Months Ended June 30:
--------------------------------------------------------------------------------
                                            Cost of       Royalty    Gross Loss
     Segment            Year    Sales        Sales        Expense     / Margin
--------------------------------------------------------------------------------
Electronics Assembly    2010  $    28,500  $         -  $        -  $    28,500
                        2009      369,562      259,214           -      110,348
--------------------------------------------------------------------------------
Contract Manufacturing  2010       26,509          428      25,200          881
                        2009      103,810       52,682           -       51,128
--------------------------------------------------------------------------------
Marketing / Media       2010    2,937,596    1,186,469           -    1,751,127
                        2009    2,944,865    2,682,287           -      262,578
--------------------------------------------------------------------------------
Beverage Distribution   2010    2,015,672    2,384,557     599,476     (968,361)
                        2009      122,793      132,501      82,442      (92,150)
--------------------------------------------------------------------------------

Six Months Ended June 30:
--------------------------------------------------------------------------------
                                            Cost of       Royalty    Gross Loss
     Segment            Year    Sales        Sales        Expense     / Margin
--------------------------------------------------------------------------------
Electronics Assembly    2010  $   198,944  $   198,341  $        -  $       603
                        2009      857,734      551,155           -      306,579
--------------------------------------------------------------------------------
Contract Manufacturing  2010       27,554      (11,181)     25,200       13,535
                        2009      278,958      128,623           -      150,335
--------------------------------------------------------------------------------
Marketing / Media       2010    3,829,010    2,030,893           -    1,798,117
                        2009    3,490,261    3,322,992           -      167,269
--------------------------------------------------------------------------------
Beverage Distribution   2010    3,136,606    2,882,112   1,130,924     (876,430)
                        2009      394,635      227,355     229,631      (62,351)

Selling, General and Administrative Expenses

During the three months ended June 30, 2010, selling, general and administrative expenses decreased $409,796 as compared to the same period during 2009, while during the six months ended June 30, 2010, selling, general and administrative expenses decreased $769,170 as compared to the same period during 2009. The decrease was the result of a slowing of advertising and media promotion spending during the six months ended June 30, 2010, together with the reduced payroll costs in our contract manufacturing and legacy electronics segments. As mentioned previously, not only has the effects of the national economic decline resulted in a decrease in cable assembly and electronic orders from our traditional customers, but we have experienced a softening of sales in all segments, with the exception of our Beverage Distribution segment. We continue to reposition our business structure to take advantage of our core strengths.

Non-cash compensation expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $43,577 for the three months ended June 30, 2010, as compared to $996 for the three months ended June 30, 2009, respectively, and $43,577 for the six months ended June 30, 2010, as compared to $996 for the six months ended June 30, 2009, respectively, as a result of the 6,000,000 options accrued for our Company President per his employment agreement.

Other income and expense

Interest expense recorded in the Consolidated Statements of Operations combines both accretion expense and interest expense. The combined interest expense for three months ended June 30, 2010, was $286,484 as compared to $241,242 for the three months ended June 30, 2009, a increase of 19 percent and the combined interest expense for six months ended June 30, 2010, was $535,084 as compared to $567,808 for the six months ended June 30, 2009, a decrease of 6 percent. The decrease in the combined interest expense was driven by the reduction in accretion expense recorded for the three and six months ended June 30, 2010.

We began accruing interest income during 2008 as a result of a modification of our agreement with PlayBev that took effect on March 19, 2008. Interest income for the three months ended June 30, 2010, increased to $151,578 as compared to interest income of $118,325 for the three months ended June 30, 2009, and for the six months ended June 30, 2010, decreased to $180,763 as compared to interest income of $242,915 for the six months ended June 30, 2009. The decrease was due to an adjustment in the interest income from prior years in the made during the first quarter of 2010.

On March 5, 2010, we entered into a Separation Agreement ("Agreement") with Shaher Hawatmeh. As of the date of the Agreement Shaher Hawatmeh's employment with the Company was terminated and he no longer has any further employment obligations with the Company. In consideration of his execution of this Agreement we will pay Shaher Hawatmeh's "Separation Pay" of $210,000 in twenty-six bi-weekly payments. The first payment of the Separation Pay was to begin on March 19, 2010. We made the first payment to Shaher Hawatmeh on April 2, 2010. Additional terms of the separation agreement include payment of all amounts necessary to cover health and medial premiums on behalf of Shaher Hawatmeh, his spouse and dependents through April 20, 2010, all outstanding car allowances and expense ($750) due and owing as of February 28, 2010, satisfaction and payment by us(with a complete release of Shaher Hawatmeh) of all outstanding amounts due and owing on the Company Corporate American Express Card (issued in the name of Shaher) and the issuance and delivery to Shaher Hawatmeh of ten million (10,000,000) share of the Company's common stock within a reasonable time following authorization by the Company's shareholders of sufficient shares to cover such issuance. We accrued $50,000 during the six months ended June 30, 2010, as the fair market value of the common stock shares as of the date of the separation agreement. In connection with the Separation agreement, we recorded $260,000 of settlement expense during the six months ended June 30, 2010.

As a result, we recorded a profit of $196,563 during the three months ended June 30, 2010, as compared to a net profit for the six months ended June 30, 2009, of $865,848 and a net loss of $727,576 during the six months ended June 30, 2010, as compared to a net loss for the six months ended June 30, 2009, of $1,383,709. The decrease for the 3 months ending June 2010 compared to the June 2009 was primarily due to lower non cash gain in derivative evaluation.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $39,867,605 at June 30, 2010, and $34,709,124 at June 30, 2009. Net loss for the six months ended June 30, 2010, was $727,576 as compared to $1,383,709 for the six months ended June 30, 2009. Our current liabilities exceeded our current assets by $17,665,509 as of June 30, 2010, and by $5,652,038 as of June 30, 2009. For the six months ended June 30, 2010 and 2009, we experienced negative cash flows from operating activities of $1,113,203 and $1,792,906, respectively.

Cash

The amount of cash used in operating activities during the six months ended June 30, 2010, increased by $252,345 driven primarily by decreases in Accounts Payable and customer deposits due to higher manufacturing/sales.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $1,174,695 during the six months ended June 30, 2010. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.

During 2007, we agreed to provide services to PlayBev for initial development, marketing, and promotion of the Playboy-labeled energy beverages. We bill these services to PlayBev and record the amount as an account receivable. The receivable, recorded as a receivable due from related party, increased $2,159,155 during the six months ended June 30, 2010 to a total of $9,114,972, of which $453,680 is considered current. As per our arrangement with PlayBev, we anticipate that PlayBev will repay the receivable by netting out royalties PlayBev earns from beverage distribution sales, and which royalties we have agreed to pay PlayBev out of anticipated beverage distribution sales. In March 2008, we began accruing interest on the amount due from PlayBev. Interest accrued on the PlayBev accounts receivable balance totaled $916,794 as of June 30, 2010.

Accounts payable and accrued liabilities

During the six months ended June 30, 2010, accounts payable, accrued liabilities and short-term debt increased $4,564,271 to a combined balance of $14,463,614 as of June 30, 2010. The increase was driven primarily by an increase of $358,582 of short-term advances and an increase of $2,476,375 in accrued liabilities which include a $260,000 of accrued settlement expense, an increase in Accounts payable of $261,388. The balance of the increase was the result of financed marketing costs for PlayBev.

Liquidity and financing arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations. We had an accumulated deficit of $39,867,605, along with a total stockholders' deficit of $9,259,954, at June 30, 2010. In addition, we have used, rather than provided, cash in our operations for the six months ended June 30, 2010 and 2009, of $35,943 and $1,792,906, respectively. During the six months ended June 30, 2010, our monthly operating costs and interest expense averaged approximately $330,000 per month.

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

Since then, the Company defaulted on its payments obligation but is in the process of negotiating another forbearance agreement extending payments until August 2011.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. We may, at our option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of our common stock during the ten trading days prior to the payment day. Interest accrued during the six months ending June 30, 2010, totaled $36,902. The balance of accrued interest owed at June 30, 2010, was $41,885.

In consideration of the Company's performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the Debenture, and/or converting the Debenture into shares of the Company's common stock, until the earlier of (i) the occurrence of a termination event (as defined in the Forbearance Agreement), or
(ii) the termination date of the Forbearance Agreement. Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the Debenture into shares of Common Stock. The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement. As of the date of this Report, the Company and YA Global were in the process of amending the Forbearance Agreement. The Company has made two payments "good faith" payments of $25,000 each for a total of $50,000 as part of the amendment process.

We determined that certain conversion features of the Debenture fell under derivative accounting treatment. The carrying value of the Debenture as of June 30, 2010 was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $0 as of June 30, 2010.

YA Global December Debenture - In December 2005, we entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008, and has a security interest in all the Company's assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008. As of January 1, 2008 the interest rate was increased to 12 percent. On August 11, 2009, the Company and YA Global, an assignee of Highgate, entered into a forbearance agreement and related agreements. The Company agreed to repay the Company's obligations under the Debentures per an agreed schedule.

Since then, the Company defaulted on its payment obligation but is in the process of negotiating another forbearance agreement extending payments until August 2011.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. We may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the six months ending June 30, 2010, totaled $89,260. The balance of accrued interest owed at June 30, 2010, was $261,373.

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

As of the date of this Report, the Company and YA Global were in the process of amending the Forbearance Agreement. The Company has made two payments "good faith" payments of $25,000 each for a total of $50,000 as part of the amendment process.

We also granted YA Global registration rights related to the shares of the Company's common stock issuable upon the conversion of the December Debenture. As of the date of this Report, no registration statement had been filed.

As of June 30, 2010, YA Global had not converted any of the December Debenture into shares of the Company's common stock. As a result, the carrying value of the debenture as of June 30, 2010, remains $1,500,000. We determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of June 30, 2010, was determined to be $0.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, originally due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. We may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the six months ending June 30, 2010, totaled $61,560. The balance of accrued interest owed at June 30, 2010, was $463,959.

In consideration of the Company's performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the August Debenture, and/or converting the August Debenture into shares of the Company's common stock, until the earlier of
(i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement. Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the August Debenture into shares of Common Stock. The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the August Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement. As of the date of this Report, the Company and YA Global were in the process of amending the Forbearance Agreement. The Company has made two payments "good faith" payments of $25,000 each for a total of $50,000 as part of the amendment process.

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

We determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. The fair value of the derivative liability arising from the August Debenture's conversion feature and warrants was $250 as of December 31, 2009. Include carrying value of note $1,041,218.

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

The repayment terms of the Forbearance Agreement required an initial payment of $125,000 upon signing the agreement. Beginning September 1, 2009 through May 1, 2010 monthly payments ranging from $150,000 to $300,000 are due for total payments of $2,825,000. The remaining balance was due July 1, 2010.

Since then, the Company defaulted on its payment obligation but is in the process of negotiating another forbearance agreement extending payments until August 2011.

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

As of the date of this report, the Company and YA Global were in the process of amending the Forbearance Agreement. The Company has made two payments "good faith" payments of $25,000 each for a total of $50,000 as part of the amendment process.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $111,113 and $111,113 for the three months ended June 30, 2010 and 2009, respectively and was $222,227 and $222,227 for the six months ended June 30, 2010 and 2009, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at June 30, 2010, due to the fact that the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, have not been remediated as of June 30, 2010.

These weaknesses are continuing. Management and the Board of Directors are aware of these weaknesses that result because of limited resources and staff. Management has started the process of formally documenting the key processes of the Company as a starting point for improved internal control over financial reporting. Efforts to fully implement the processes we have designed have been put on hold due to limited resources, but we anticipate a renewed focus on this effort in the near future. Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Advanced Beauty Solutions, LLC, v. CirTran Corporation, Case No.1:08-ap-01363-GM. In connection with prior litigation between Advanced Beauty Solutions ("ABS") and the Company, ABS claimed non-performance by the Company and filed an adversary proceeding in ABS's bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division. On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against the Company in the amount of $1,811,667 plus interest. On September 11, 2009, the Bankruptcy Court denied the Company's motion to set aside the judgment. As of the date of this report, ABS is pursuing collection efforts on this judgment.

Apex Maritime Co. (LAX), Inc. v. CirTran Corporation, CirTran Asia, Inc., et al., California Superior Court, Los Angeles County, SC098148. Plaintiff Apex Maritime Co. (LAX), Inc. ("Apex") filed a complaint on May 8, 2008, against the Company and CirTran Asia, the Company's subsidiary, claiming breach of contract, nonpayment on open book account, non-payment of an account stated, and non-payment for services, seeking approximately $62,000 against the Company and$121,000 against CirTran Asia. The Company and CirTran Asia answered on June 9, 2008. The parties subsequently entered into a Release and Settlement
Agreement pursuant to which the Company and CirTran Asia agreed to pay an aggregate of$195,000 in monthly payments. In the event of default under the Release and Settlement Agreement, the Plaintiffs could file a Stipulation for Entry of Judgment in the amount of $195,000, minus any amounts paid under the Release and Settlement Agreement. On February 26, 2009, the Stipulation of Judgment was filed, granting the California court jurisdiction to enforce the Release and Settlement Agreement. On March 3, 2009, the court entered its judgment pursuant to the Release and Settlement Agreement. On April 23, 2009, a Judgment Enforcing Settlement was entered against CirTran Corporation and CirTran Asia, Inc., jointly and severally in the principal amount of $173,000, plus fees of $1,800and costs of $40. On October 28, 2009, the Third Judicial District Court, District of Utah, West Jordan Department, entered an Order in Supplemental Proceedings, with which the Company complied. The parties have engaged in settlement negotiations. These amounts have been accrued in full as a liability.

Fortune Resources LLC v. CirTran Beverage Corp, Civil No. 090401259, Third Judicial District Court, Salt Lake County, State of Utah. On February 5, 2009, the plaintiff filed a complaint against CirTran Beverage, claiming non-payment for goods in the amount of $121,135. CirTran Beverage filed its answer on March10, 2009, denying the allegations in the Complaint. CirTran Beverage and Fortune Resources engaged in settlement negotiations, and on May 3, 2010, pursuant to which Fortune Resources agreed to dismiss the suit upon receipt from CirTran of $50,000 pursuant to a payment schedule. As of August 22, 2010, the Company has made its scheduled payments timely.

Global Freight Forwarders v. CirTran Asia, Civil No. 080925731, Third Judicial District Court, Salt Lake County, State of Utah. On December 18, 2008, the plaintiff filed a complaint against CirTran Asia, claiming breach of contract, breach of the duty of good faith and fair dealing, and unjust enrichment, seeking approximately $260,000. The Complaint was served on CirTran Asia on January 5, 2009. On February 12, 2009, CirTran Asia filed its answer. Thereafter, CirTran Asia filed an amended answer and counterclaim. Discovery is complete, and the plaintiff filed a certificate of readiness for trial with the Court. CirTran Asia intends to defend vigorously against the allegations in the Complaint.

Dr. Najib Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053818. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for$52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. On August 11, 2009, the parties entered into a settlement agreement whereby the claims against Mr. Hawatmeh were dismissed with prejudice, and the Company agreed to pay Dr. Bouz $63,000 over a twelve month period. The Company has made 9 monthly payments but is in default of the $5,250 monthly payments that were due on June 28, 2010, and July 28, 2010.

Dr. Paul Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053819. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for$52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. On August 11, 2009, the parties entered into a settlement agreement whereby the claims against Mr. Hawatmeh were dismissed with prejudice, and the Company agreed to pay Dr. Bouz $63,000 over a twelve month period. The Company has made 10 monthly payments but is in default of the $5,250 monthly payments that were due on May 28, 2010, June 28, 2010, and July 28, 2010.

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

Old Dominion Freight Line v. CirTran Corporation, Civil No. 090426290, Third Judicial District Court, Salt Lake County, State of Utah. On May 5, 2010, the Court entered an Order in Supplemental Proceedings in connection with a judgment in favor of Old Dominion and against CirTran in the amount of $33,187.34. The Company has engaged in settlement negotiations. These amounts have been accrued in full as a liability.

YA Global Investments, LP v. CirTran Corporation, Third Judicial District Court of Salt Lake County, State of Utah, case no. 100911400. On June 25, 2010, YA Global filed a lawsuit against the Company asserting claims for breach of contract, breaches of the uniform commercial code, and replevin. YA Global seeks a judgment in the amount of $4,193,380.02 plus interest and attorneys fees, as well as a writ of replevin to compel the Company to turn over equipment and other property that YA Global claims was pledged as collateral to secure obligations owing to YA Global. The Company does not dispute that it is indebted to YA Global in the amount of $3,161,355 plus interest, but the Company denies that it is in breach of its payment obligations because YA Global agreed to restructure the payment schedule and CirTran relied on this agreement. There is no certainty as to the positive resolution of these suit.

LIB-MP Beverage, LLC v. PlayBeverages, LLC, CirTran Beverage Corporation, CirTran Corporation, Iehab Hawatmeh, and Fadi Nora, United States District Court, Central District of California, Case No. CV10-2814. On March 25, 2010, LIB-MP Beverages, LLC, filed a complaint asserting claims for fraud, specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory relief and accounting (the "California Litigation"). The amount of damages claimed in the California Litigation was not specified. On April 29, 2010, the Company filed claims against LIB-MP Beverage, LLC, American Sales & Merchandising, LLC, Warner Depuy, Michael Liberty and Jeffrey Pollack in the Third Judicial District Court, Salt Lake County, State of Utah, seeking a declaratory judgment on the claims asserted in the California litigation, and further asserting claims for tortious interference with contractual relations, breaches of fiduciary duties, fraud and negligent misrepresentations. On June 21, 2010, the complaint filed in the California Litigation was dismissed without prejudice for lack of jurisdiction.

Jimmy Esebag v. CirTran Corporation and Fadi Nora, Superior Court of the State of California, Los Angeles County, Case No. BC296162. On July 15, 2010, the court entered judgment against the Company in the amount of $68,269.92 based upon the Company's failure to make payments when due under a settlement with Mr. Esebag.

Desiree Liston v. CirTran Media Corp. d/b/a Diverse Media Group Corp., Circuit Court of Benton County, Arkansas, Case No. CV2010-2448-6. On July 28, 2010, Desiree Liston filed a complaint seeking an unspecified amount in excess of $75,000 based on allegations of breach of an Employment Agreement. The Company believes that this claim has no merit and intends to defend it vigorously.

Gordon Jensen, d/b/a Gordon Jensen Trucking v. CirTran Corp., Third Judicial District Court of Salt Lake County, State of Utah, case no.108900934. On May 28, 2010, plaintiff brought an action seeking $7,145 for nonpayment of services. A small claims hearing is scheduled for August 26, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months period ended June 30, 2009, we issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended ("Securities Act") as follows:

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

No share have been issued in 2010.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  (Removed and Reserved)

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

                              CIRTRAN CORPORATION

                                         /s/ Iehab Hawatmeh
                                         ---------------------------------------
Dated: August 23, 2010                   By: Iehab Hawatmeh
                                         President, Chief Financial Officer
                                         (Principal Executive Officer, Principal
                                         Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         /s/ Iehab Hawatmeh
                                         ---------------------------------------
Dated: August 23, 2010                   By: Iehab Hawatmeh
                                         President, Chief Financial Officer,
                                         Principal Executive Officer, Principal
                                         Financial Officer and Director

--------------------------------------------------------------------------------