Form 10-Q
period 2010-09-30
CIRTRAN CORP
filed 2010-11-24
CIK 813716

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2010

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant's common stock outstanding at November 23, 2010, was 1,498,972,923 shares.

                              CIRTRAN CORPORATION


                                   FORM 10-Q


               For the Quarterly Period Ended September 30, 2010

                                     INDEX

                                                                           Page
                                                                           ----

                         PART I - FINANCIAL INFORMATION

 Item 1   Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets.......................     3
            Condensed Consolidated Statements of Operations.............     4
            Condensed Consolidated Statements of Cash Flows.............     5
            Notes to Condensed Consolidated Financial Statements........     7

 Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    21

 Item 3   Quantitative and Qualitative Disclosures About Market Risk....    30

 Item 4   Controls and Procedures.......................................    30

                          PART II - OTHER INFORMATION

 Item 1   Legal Proceedings.............................................    30

 Item 2   Unregistered Sales of Equity Securities and Use of Proceeds...    32

 Item 3   Defaults Upon Senior Securities...............................    32

 Item 4   (Removed and Reserved)........................................    32

 Item 5   Other Information.............................................    32

 Item 6   Exhibits......................................................    33

 Signatures.............................................................    39

                      CIRTRAN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                 September 30,     December 31,
                                                     2010             2009
--------------------------------------------------------------------------------

ASSETS

Current assets
  Cash and cash equivalents                     $        10,318  $        8,588
  Trade accounts receivable, net of allowance
    for doubtful accounts of $267,928 and
    $209,806, respectively                            1,264,635         472,947
  Receivable due from related party                     453,680         670,266
  Inventory, net of reserve of $2,001,052
    and $2,045,458, respectively                        609,027         873,650
  Prepaid deposits                                      537,077          82,011
  Other                                                 348,519         720,712
--------------------------------------------------------------------------------
      Total current assets                            3,223,256       2,828,174

Investment in securities, at cost                       300,000         300,000
Investment in related party                             750,000         750,000
Long-term receivable due from related party           8,433,827       6,285,551
Long-term receivable                                  1,647,895       1,647,895
Property and equipment, net                             387,031         544,705
Intellectual property, net                              937,017       1,270,358
Other assets, net                                        14,538          14,538
--------------------------------------------------------------------------------

      Total assets                              $    15,693,564  $   13,641,221
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance      $       281,737  $      217,361
  Accounts payable                                    4,092,535       3,047,592
  Short term advances payable                         3,281,877       2,962,339
  Accrued liabilities                                 6,705,270       4,061,727
  Deferred revenue                                    1,238,987       2,275,967
  Derivative liability                                  124,955         523,349
  Convertible debenture                               3,161,355       3,161,355
  Current portion of refundable customer
    deposits                                            822,579         828,933
  Current maturities of long-term debt                  703,839         578,226
  Note payable to stockholders                          163,153         208,014
--------------------------------------------------------------------------------
      Total current liabilities                      20,576,287      17,864,863

Refundable customer deposits, net of
  current portion                                     1,760,000       1,719,000
Long-term debt, less current maturities                 191,703         196,614
--------------------------------------------------------------------------------

Total liabilities                                    22,527,990      19,780,477

Stockholders' deficit
  CirTran Corporation stockholders' deficit:
  Common stock, par value $0.001; authorized
    1,500,000,000 shares; issued and
    outstanding shares: 1,498,972,923 and
    1,498,972,923, respectively                       1,498,968       1,498,968
  Additional paid-in capital                         29,125,683      29,117,928
  Subscription receivable                               (17,000)        (17,000)
  Accumulated deficit                               (40,015,308)    (39,312,383)
--------------------------------------------------------------------------------
      Total CirTran Corporation stockholders'
        deficit                                      (9,407,657)     (8,712,487)
--------------------------------------------------------------------------------
  Noncontrolling interest                             2,573,231       2,573,231
--------------------------------------------------------------------------------
      Total stockholders' deficit                    (6,834,426)     (6,139,256)
--------------------------------------------------------------------------------

      Total liabilities and stockholders'
        deficit                                 $    15,693,564  $   13,641,221
================================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                        CIRTRAN CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three months ended               Nine months ended
                                                          September 30,                    September 30,
                                                      2010            2009             2010             2009
------------------------------------------------------------------------------------------------------------------
Net sales                                       $     2,263,661  $     2,690,941  $     9,455,775  $    7,712,530
Cost of sales                                          (782,566)      (2,025,803)      (5,882,731)     (6,255,929)
Royalty Expense                                      (1,167,315)        (374,220)      (2,323,439)       (603,852)
------------------------------------------------------------------------------------------------------------------

      Gross profit                                      313,779          290,918        1,249,605         852,749
------------------------------------------------------------------------------------------------------------------

Operating expenses
  Selling, general and administrative expenses          453,385        1,051,578        1,718,923       3,391,308
  Non-cash compensation expense                               -              996           43,577           2,989
------------------------------------------------------------------------------------------------------------------
      Total operating expenses                          453,385        1,052,574        1,762,500       3,394,297
------------------------------------------------------------------------------------------------------------------

      Loss from operations                             (139,606)        (761,656)        (512,895)     (2,541,548)
------------------------------------------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                     (251,625)        (301,158)        (786,710)       (868,965)
  Interest income                                       159,896          132,857          340,659         375,772
  Settlement Income (Expense)                                 -           43,500         (260,000)         43,500
  Gain on sale/leaseback                                 20,268           20,268           60,805          60,805
  Gain (loss) on settlement of lititgation/debt          57,978           40,989           56,822         158,704
  Gain on derivative valuation                           30,385         (382,940)         398,394          22,216
------------------------------------------------------------------------------------------------------------------
      Total other gain (expense), net                    16,902         (446,484)        (190,030)       (207,968)
------------------------------------------------------------------------------------------------------------------

      Net loss                                  $      (122,704) $    (1,208,140) $      (702,925) $   (2,749,516)
==================================================================================================================

Basic and diluted loss per common share         $         (0.00) $         (0.00) $         (0.00) $        (0.00)
------------------------------------------------------------------------------------------------------------------
Basic and diluted weighted-average
  common shares outstanding                       1,498,972,923    1,498,972,923    1,498,972,923   1,487,752,669
------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these consolidated financial statements.



                      CIRTRAN CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)

For the Nine Months Ended September 30,              2010             2009
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                      $      (702,925) $   (2,749,516)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                         491,015         499,386
  Accretion expense                                     174,640         384,896
  Provision for (recovery of) doubtful accounts          58,123               -
  Provision for obsolete inventory                      (44,408)              -
  Gain on sale - leaseback                               60,805          60,805
  Non-cash compensation expense                          43,577            (526)
  Loan costs and interest withheld from loan
    proceeds                                                -            15,662
  Options issued to attorneys for services                6,759           2,270
  Change in valuation of derivative                    (398,394)        (22,216)
  Borrowing fee                                               -         103,418
  Changes in assets and liabilities:
    Trade accounts receivable                          (849,811)       (124,557)
    Related party receivable                         (1,931,690)     (2,526,682)
    Inventories                                         309,030         (19,618)
    Prepaid expenses and other current assets           (82,873)       (287,389)
    Accounts payable                                  1,190,320         470,285
    Accrued liabilities                               2,540,119         821,434
    Deferred revenue                                 (1,036,980)        254,908
    Customer deposits                                     34,646        648,782
--------------------------------------------------------------------------------

      Net cash used in operating activities            (138,047)     (2,468,658)
--------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from notes payable to related party                -           4,611
  Payments on notes payable to related party            (44,861)        (18,113)
  Principal payments on long-term debt                  (53,938)        (35,354)
  Checks written in excess of bank balance               64,376          44,256
  Proceeds from short-term advances                     174,200       2,616,380
  Payments on short-term advances                             -        (126,100)
--------------------------------------------------------------------------------

      Net cash provided by financing activities         139,777       2,485,680
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                 1,730          17,022

Cash and cash equivalents at beginning of year            8,588           8,701
--------------------------------------------------------------------------------

Cash and cash equivalents at end of year        $        10,318  $       25,723
================================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  - CONTINUED


For the Nine Months Ended September 30,               2010             2009
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow
  information:
Cash paid during the period for interest        $        62,640  $            -

Noncash investing and financing activities:
Stock issued in payment of notes payable and
  accrued interest                              $             -  $      117,622
Debt settled on behalf of Company for
  issuance of short term advances                       145,338       1,000,000
Accrued liabilities settled on behalf of
  the Company for issuance of short term
  advances                                                    -       1,315,000



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - CirTran Corporation and its subsidiaries (collectively, the "Company" or "CirTran") consolidates all of its majority-owned subsidiaries and companies over which the Company exercises control through majority voting rights. The Company accounts for its investments in common stock of other non-public companies that the Company does not control but over which the Company can exert significant influence using the cost method.

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries. These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2010.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., and CirTran Beverage Corp.

The consolidated financial statements also include the accounts of After Bev Group LLC ("AfterBev"), a majority controlled entity. At September 30, 2010, the Company had a four percent share of AfterBev's profits and losses, but maintained a 52 percent voting control interest. AfterBev has a 51 percent share of the eventual cash distributions of Play Beverages, LLC ("PlayBev"), and the Company's president and one of the directors of the Company own membership interests in PlayBev totaling 28.35 percent. As of September 30, 2008, the members of PlayBev had amended PlayBev's operating agreement to require a 95 percent membership vote on major managerial and organizational decisions. None of the other members of PlayBev are affiliated with the Company. Accordingly, while the Company president and one of its directors own membership interests and currently hold the executive management positions in PlayBev, the Company or its affiliates nevertheless cannot exercise unilateral control over significant decisions, and the Company has accounted for its investment in PlayBev under the cost method of accounting.

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

Long-lived asset costs are amortized over the estimated useful life of the asset, which are typically five to seven years. Amortization expense was $111,114 and $111,114 for the three months ended September 30, 2010 and 2009, respectively and was $333,341 and $333,341 for the nine months ended September 30, 2010 and 2009, respectively.

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

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with
dilutive   potential   when   applicable.  The  Company  had  1,438,682,338  and
800,182,111 in potentially issuable common shares at September 30, 2010 and 2009, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

In January 2010, the FASB issued guidance which clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The Company implemented these new requirements in the first quarter of fiscal 2010. Certain additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures are not effective until fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, implementation of this new guidance will not have a material impact on the Company's financial statements.

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

Corrected prior year financial - During the course of preparing the financial statements for the three and nine months ended September 30, 2010, the Company identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to the Company's financial statements for the year ended December 31, 2009. However, these misstatements were considered material to the Company's financial statements for the three and nine months ended September 30, 2010. As a result, the Company corrected the financial statements for the year ended December 31, 2009. The corrected balance sheet and the effects on retained earnings as of December 31, 2009 is included in these financial statements. These misstatements relate to recognizing executive compensation accruals related to earned but unpaid bonuses and stock options due, which are included in the employment agreement. The effect of correcting these misstatements resulted in an increase in total liabilities of $172,315 and an increase in general and administrative expenses of $172,315, resulting in a decrease in net income of $172,315 for the prior year ended December 31, 2009.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $702,925 and $2,749,516 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the Company had an accumulated deficit of $40,015,308. In addition, the Company used cash in its operations in the amount of $138,047 and $2,468,658 during the nine months ended September 30, 2010 and 2009, respectively. In addition, on August 11, 2009, the Company and YA Global, an assignee of Highgate, entered into a forbearance agreement and related agreements. The Company agreed to repay the Company's obligations under the Debentures per an agreed schedule. Since then, the Company defaulted on its payment obligation but is in the process of negotiating another forbearance agreement extending payments until August 2011, although no agreement had been finalized as of the date of this Report. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - INVENTORY

Inventory consisted of the following:

                                                 September 30,     December 31,
                                                     2010             2009
--------------------------------------------------------------------------------
 Raw Materials                                   $    1,691,164  $    1,638,256
 Work in Process                                        139,947         313,302
 Finished Goods                                         778,968         967,550
 Allowance / Reserve                                 (2,001,052)     (2,045,458)
                                                --------------------------------
      Totals                                     $      609,027  $      873,650
                                                ================================

NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consisted of the following:

                                                                   Estimated
                                September 30,     December 31,    Service Lives
                                    2010              2009          in Years
--------------------------------------------------------------------------------

Infomercial development costs  $        61,445  $        61,445          7
Patents                                 38,056           38,056          7
ABS Infomerical                      1,186,382        1,186,382          5
Trademark                            1,227,673        1,227,673          7
Copyright                              115,193          115,193          7
Website Development Costs              150,000          150,000          5
---------------------------------------------------------------
 Total intellectual property   $     2,778,749  $     2,778,749

 Less accumulated amortization      (1,841,732)      (1,508,391)
---------------------------------------------------------------

  Intellectual property, net   $       937,017  $     1,270,358
---------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

Year Ending December 31,
----------------------------------------------
2010                           $       129,408
2011                                   356,783
2012                                   254,916
2013                                   142,063
2014                                    32,418
Thereafter                              21,429
----------------------------------------------
Total                          $       937,017
----------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Play Beverages, LLC -

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

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement, the Company was appointed as the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's collected gross sales. The Company incurred $1,167,315 and $374,220 in royalty expenses due to PlayBev during the three months ended September 30, 2010 and 2009, respectively and $2,323,439 and $603,852 during the nine months ended September 30, 2010 and 2009, respectively.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are billed to
PlayBev and recorded as an account receivable from PlayBev. The Company initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008, the Company agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. The Company has advanced amounts beyond $3,000,000 in order to continue the market momentum internationally. As of March 19, 2008, the Company also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. The Company has billed PlayBev for marketing and development services totaling $530,699 and $894,642 during the three months ended September 30, 2010 and 2009, respectively and $3,626,562 and $3,067,490 for the nine months ending September 30, 2010 and 2009, respectively, which have been included in revenues for our marketing and media segment. As of September 30, 2010, the interest accrued on the balance owing from PlayBev totaled $1,076,690. The net amount due the Company from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $8,887,507 at September 30, 2010.

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

Global Marketing Alliance

The Company entered into an agreement with Global Marketing Alliance ("GMA"), and hired GMA's owner as the Vice President of CTO, one of the Company's subsidiaries. Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company's CTO products. In return, the Company provides bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO's online net sales. In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations. The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs. The Company recognized net revenues from GMA related products and services in the amount of $163,846 and $680,778 during the three months ended September 30, 2010 and 2009, respectively, and $932,368 and $1,998,192 for the nine months ended September 30, 2010 and 2009, respectively.

Transactions involving Officers, Directors, and Stockholders

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. As of September 30, 2010, the Company owed $38,094 under this arrangement. During the nine months ended September 30, 2010, Mr. Nora loaned the Company a total of $230,500. Mr. Nora received cash payments totaling $98,000 from the Company during the nine months ended September 30, 2010. As of September 30, 2010, the Company still owed Mr. Nora $271,999 in the form of unsecured advances. These advances and short term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by Mr. Nora on these loans.

In addition, on July 14, 2009, the Company entered into a Stock Purchase Agreement with Mr. Nora to purchase 75,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director to the Company. Mr. Nora and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of September 30, 2010, the Company showed the balance of $225,000 as an accrued liability on the balance sheet.

In 2007, the Company issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000. The note was due on demand after May 2008. During the nine months ended September 30, 2010, the Company repaid principal and interest totaling $57,500. At September 30, 2010, the principal amount owing on the note was $161,563. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During the nine months ended September 30, 2010, the Company paid $63,000 towards the outstanding notes. The principal balance owing on the promissory notes as of September 30, 2010, totaled $41,415.

As of September 30, 2010, the Company owed the Company president a total of $289,757 in unsecured advances, and $136,827 in accrued options. These advances and short term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

On July 14, 2009, the Company entered into a Stock Purchase Agreement with the president of the Company to purchase 50,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by the president of the Company to the Company. Mr. Hawatmeh and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of September 30, 2010, the Company showed the balance of $150,000 as an accrued liability on the balance sheet.

On March 5, 2010, the Company entered into a Separation Agreement ("Agreement") with Shaher Hawatmeh. As of the date of the Agreement, Shaher Hawatmeh's employment with the Company was terminated and he no longer has any further employment obligations with the Company. In consideration of his execution of this Agreement, the Company will pay Shaher Hawatmeh's "Separation Pay" of $210,000 in twenty-six bi-weekly payments. The first payment of the Separation Pay was to begin on March 19, 2010. On April 2, 2010, the Company made the first payment to Shaher Hawatmeh. Additional terms of the separation agreement include payment of all amounts necessary to cover health and medial premiums on behalf of Shaher Hawatmeh, his spouse and dependents through April 20, 2010, all outstanding car allowances and expense ($750) due and owing as of February 28, 2010, satisfaction and payment by the Company (with a complete release of Shaher Hawatmeh) of all outstanding amounts due and owing on the Company Corporate American Express Card (issued in the name of Shaher) and the issuance and delivery to Shaher Hawatmeh of ten million (10,000,000) share of the Company's common stock within a reasonable time following authorization by the Company's shareholders of sufficient shares to cover such issuance. The fair market value of the shares aggregated to $50,000 as of March 5, 2010, based on the $.005 per share value as of the effective date of the separation agreement, and has been included in accrued liabilities as of September 30, 2010.

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

The repayment terms of the Forbearance Agreement required an initial payment of $125,000 upon signing the agreement. Beginning September 1, 2009 through May 1, 2010, monthly payments ranging from $150,000 to $300,000 were due for total payments of $2,825,000.

Pursuant to the Forbearance Agreement, the Company, subject to the consent of YA, may choose to pay all or any portion of the monthly payments in common stock, at a conversion price used to determine the number of shares of common stock equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment date.

YA agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the Debentures into shares of the Company's common stock, until the earlier of the occurrence of a Termination Event (as defined in the Forbearance Agreement), or July 1, 2010. As of the date of this Report, the Company was in default under this forbearance agreement.

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

As of the date of this Report, the Company had defaulted on its payment obligations under the Forbearance Agreement, and the Company was in the process of negotiating another forbearance agreement to extend the payment dates, although no agreement had been executed as of the date of this Report.

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

Employment Agreements - On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, our President. The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one year periods, with an annual base salary of $345,000. The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date. The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board. The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5 percent of the Company's earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0 percent of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1 percent of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year. During the nine months ending September 30, 2010, the Company incurred $42,581 of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

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

NOTE 7 - NOTES PAYABLE

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance. At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. Interest expense of $58,920 and $58,920 was accreted during the three months ended September 30, 2010 and 2009, respectively and $174,640 and $174,839 during the nine months ended September 30, 2010 and 2009, respectively. A total of $605,015 has been accreted against the note as of September 30, 2010. The carrying value of the note will continue to be accreted over the life of the note until the carrying value equals the face value of $700,000. As of September 30, 2010, the balance of the note was $605,015. The fair value of the derivative liability stemming from the associated warrants as of September 30, 2010, was $115,346.

In March 2008, the Company converted $75,000 owed to an unrelated member of AfterBev into a one-year, 10 percent promissory note, with interest payable quarterly. The balance as of September 30, 2010, was $75,000. The note renews monthly.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes. The Company President and a Director of the Company signed personally for the notes. Since the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60 day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. During the nine months ended September 30, 2010, the Company paid $40,000 against one of the loans. As of September 30, 2010, the balance of the loans totaled $725,000. As of September 30, 2010, all four notes were in default.

NOTE 8 - CONVERTIBLE DEBENTURES

Highgate House Funds, Ltd. - In May 2005, the Company entered into an agreement with Highgate, to issue a $3,750,000, 5 percent Secured Convertible Debenture
(the "Debenture"). The Debenture was originally due December 2007, and is secured by all of the Company's assets. Highgate extended the maturity date of the Debenture to December 31, 2008. As of January 1, 2008 the interest rate increased to 12 percent. On August 11, 2009, the Company and YA Global, an assignee of Highgate, entered into a forbearance agreement and related agreements. The Company agreed to repay the Company's obligations under the Debentures per an agreed schedule. Since then, the Company defaulted on its payment obligation but was in the process of negotiating another forbearance agreement to extend the payments.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the nine months ending September 30, 2010, totaled $55,659. The balance of accrued interest owed at September 30, 2010, was $60,642.

The Company determined that certain conversion features of the Debenture fell under derivative accounting treatment. The carrying value of the Debenture as of September 30, 2010, was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $0 as of September 30, 2010.

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

Since then, the Company defaulted on its payment obligation but was in the process of negotiating another forbearance agreement to extend the payments.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the nine months ending September 30, 2010, totaled $134,630. The balance of accrued interest owed at September 30, 2010, was $306,743.

The Company also granted YA Global registration rights related to the shares of the Company's common stock issuable upon the conversion of the December Debenture. As of the date of this Report, no registration statement had been filed.

As of September 30, 2010, YA Global had not converted any of the December Debenture into shares of the Company's common stock. As a result, the carrying value of the debenture as of September 30, 2010, remained $1,500,000. The Company determined that the conversion features on the December Debenture fell under derivative accounting treatment. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of September 30, 2010, was determined to be $0.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the nine months ending September 30, 2010, totaled $93,453. The balance of accrued interest owed at September 30, 2010, was $495,453.

In connection with the August Purchase Agreement, the Company also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants have an exercise price of $0.06 per share, and originally were to expire three years from the date of issuance. In connection with the Forbearance Agreement, the term of the warrants was extended to August 23, 2010. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred. As a result of the May 2007 1.2-for 1 forward stock split, the effective number of outstanding warrants increased to 18,000,000. As of September 30, 2010 these are expired.

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

As of September 30, 2010, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature and warrants was $0 as of September 30, 2010.

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

      Liabilities measured at fair value on a recurring basis at September 30, 2010 are summarized as follows:

                   Level 1          Level 2         Level 3            Total
--------------------------------------------------------------------------------

Fair value of
  derivatives  $            -  $       124,955  $             -  $      124,955

      Liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized as follows:

                   Level 1          Level 2         Level 3            Total
--------------------------------------------------------------------------------

Fair value of
  derivatives  $            -  $       523,349  $             -  $      523,349

As further described in Note 1, the fair value of the derivative liability was determined using the Black-Scholes option pricing model.

NOTE 10 - ROYALTY OBLIGATION TO ABS CREDITORS

Under the June 2006 agreement with ABS, which is a part of ABS's bankruptcy proceedings, the Company has an obligation to pay a royalty equal to $3.00 per TCP flat iron unit sold by the Company. The maximum amount of royalties the Company must pay is $4,135,000. Regardless of sales, however, the Company agreed to pay at least $435,000 by June 2008, and included that amount in the Company's long-term obligations. The Company is in default on this agreement. Under the terms of the bankruptcy court-approved agreement, royalties are to be paid to various ABS creditors in a specified order and in specified amounts. Only after the Company pays the total $435,000 to other creditors can it then begin to share pro rata in part of the royalties owed by offsetting amounts owed to reduce its long-term receivable. As of September 30, 2010, the Company had made a total of $331,388 on the long-term note payable. As of September 30, 2010, the note balance totaled $103,612.

NOTE 11 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2010, the Company did not issue shares of common stock.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of September 30, 2010, options to purchase a total of 59,200,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued. As of September 30, 2010, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also, out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the nine months ended September 30, 2010 and 2009, the Company did not grant options to purchase shares of common stock to employees.

During the nine months ending September 30, 2010, the Company accrued for 6,000,000 employee options relating to the employment contract of the Company president. The fair market value of the options accrued aggregated $42,581, using the following assumptions: 5 year term, volatility of 148.71 percent and a discount rate of 2.65 percent.

A summary of the stock option activity under the Plans as of September 30, 2010, and changes during the nine months then ended is presented below:

                                                   Weighted-
                                  Weighted-         Average
                                   Average        Remaining         Aggregate
                                  Exercise        Contractual       Intrinsic
                    Shares         Price             Life             Value
--------------------------------------------------------------------------------

Outstanding at
December 31,
2009               53,160,000  $         0.014             2.48  $            -
================================================================================
  Granted                   -  $         0.000
  Exercised                 -  $         0.000
  Expired                   -  $         0.000
Outstanding at
September 30,
2010               53,160,000  $         0.014             2.23  $            -
================================================================================

Exercisable at
September 30,
2010               51,960,000  $         0.014             2.25  $            -
================================================================================

As of September 30, 2010, vested options totaled 51,960,000, leaving 1,200,000 that have yet to completely vest. As a result, as of September 30, 2010, unrecognized compensation costs related to options outstanding that have not yet vested at year-end that would be recognized in subsequent periods totaled $5,978.

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

In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there are warrants outstanding at September 30, 2010, to purchase a total of 36,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

The Corporation currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (see Note 8.)

NOTE 13 - SEGMENT INFORMATION

Segment information has been prepared in accordance with Accounting Standards Codification ("ASC") 280-10, Disclosure about Segments of an Enterprise and Related Information. The Company has four reportable segments: Electronics Assembly, Contract Manufacturing, Marketing and Media, and Beverage Distribution. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and
Media segment provides marketing services to online retailers, along with beverage development and promotional services to Play Beverages, LLC. The Beverage Distribution segment manufactures, markets, and distributes Playboy-licensed energy drinks domestically and internationally. The Beverage Distribution segment continues to grow, and the distribution channels, across the country and internationally, continues to gain traction. The Company anticipates this segment will become more significant in relation to overall Company operations.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                 Electronics       Contract        Marketing         Beverage
                                   Assembly      Manufacturing     and Media       Distribution         Total
------------------------------------------------------------------------------------------------------------------
  Three months ended
  September 30, 2010
Sales to external customers    $        28,500  $         9,724  $       729,406  $     1,496,031  $    2,263,661
Segment income (loss)                    5,942           66,043        1,212,866       (1,162,148)        122,703
Segment assets                       2,850,506        1,063,319       10,745,697        1,034,042      15,693,564
Depreciation and amortization           93,007           64,446            5,842                -         163,295

  Three months ended
  September 30, 2009
Sales to external customers    $       192,660  $        54,204  $     1,575,421  $       868,656  $    2,690,941
Segment income (loss)                 (847,687)         (37,612)           1,742         (324,583)     (1,208,140)
Segment assets                       3,987,843        1,524,304        8,213,494          803,756      14,529,397
Depreciation and amortization           95,923           64,482            5,894                -         166,299

  Nine months ended
  September 30, 2010
Sales to external customers    $       227,444  $        37,278  $     4,558,416  $     4,632,637  $    9,455,775
Segment income (loss)                  394,952          183,724        1,007,044         (882,795)        702,925
Segment assets                       2,850,506        1,063,319       10,745,697        1,034,042      15,693,564
Depreciation and amortization          280,151          193,340           17,524                -         491,015

  Nine months ended
  September 30, 2009
Sales to external customers    $     1,050,394  $       333,162  $     5,065,682  $     1,263,292  $    7,712,530
Segment income (loss)               (1,484,180)        (203,170)        (554,424)        (353,074)     (2,594,848)
Segment assets                       3,987,843        1,524,304        8,213,494          803,756      14,529,397
Depreciation and amortization          288,227          193,584           17,575                -         499,386

NOTE 14 - GEOGRAPHIC INFORMATION

The Company currently maintains $315,778 of capitalized tooling costs in China. All other revenue-producing assets are located in the United States of America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated for subsequent events. There are no material events that warrant further disclosure.

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

We conduct business through our subsidiaries and divisions: CirTran Beverage, CirTran USA, CirTran Asia, CirTran Products, CirTran Media Group, and CirTran Online. CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we, entered into with PlayBev, a related party who holds the Playboy license. We also anticipate including flavored water beverages and related merchandise in the future. In addition, we provide development and promotional services to PlayBev, and pay a royalty based on our product sales and manufacturing costs. Services billed to PlayBev during the three months ended September 30, 2010 and 2009, under this arrangement accounted for 23 and 33 percent of total sales, respectively and during the nine months ended September 30, 2010 and 2009, services billed accounted for 38 and 44 percent of total sales, respectively. Sales of energy drink beverages during the three months ended September 30, 2010 and 2009 amounted to 68 percent and 25 percent of total sales, respectively and during the nine months ended September 30, 2010 and 2009 amounted to 49 percent and 14 percent of total sales, respectively.

CirTran USA accounted for 1 percent and 7 percent of our total revenues during the three months ended September 30, 2010 and 2009, respectively and 2 percent and 12 percent of our total revenues during the nine months ended September 30, 2010 and 2009, respectively. Revenues were generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. In an effort to operate more efficiently and focus resources on higher margin areas, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company ("Katana") entered into certain agreements to reduce its costs (discussed more fully in Note 5). The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company's property. Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease is for two (2) months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and off shore.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Sales were 1 percent and 2 percent of our total revenues during the three months ended September 30, 2010 and 2009, respectively, and 1 percent and 2 percent of our total revenues during the nine months ended September 30, 2010 and 2009, respectively.

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. Sales comprised zero and zero percent of total sales for the three months ended September 30, 2010 and 2009, respectively, and zero and 2 percent of total sales for the nine months ended September 30, 2010 and 2009, respectively.

CirTran Media provides end-to-end services to the direct response and entertainment industries. Revenues for CirTran Media were zero percent total sales for both the three months ended September 30, 2010 and 2009, respectively, and zero percent total sales for both the nine months ended September 30, 2010 and 2009, respectively.

CirTran Online sells products via the Internet, and provides services and support to Internet retailers. In conjunction with partner GMA, revenues from this division were 7 and 25 percent of total revenues during the three months ending September 30, 2010 and 2009, respectively, and 10 and 25 percent of total revenues during the nine months ending September 30, 2010 and 2009, respectively.

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

Results of Operations

Comparison of the Three and Nine months ended September 30, 2010 and 2009

Sales and Cost of Sales

Net sales decreased to $2,263,661 for the three months ended September 30, 2010, as compared to $2,690,941 for the three months ended September 30, 2009. Sales in CirTran Beverage were down due to manufacturing cycle; material's lead times and orders turn around. Management does not believe that this is not an indication of a slowdown in CirTran Beverage overall sales. Net sales increased to $9,455,775 for the nine months ended September 30, 2010, as compared to $7,712,530 for the nine months ended September 30, 2009, driven by partially continued international growth in the beverage distribution segment. In our Beverage Distribution segment, we continue to expand distribution channels both domestically and internationally for our Playboy Energy Drink beverages. The increases in the beverage distribution segment were offset by sales decreases in the core electronics and online channels, a result of the current economic conditions and our current corporate focus our resources in the beverage distribution segment.

Cost of sales, as a percentage of sales, decreased to 86 percent from 89 percent for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, respectively, and decreased to 87 percent from 89 percent for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, respectively. Consequently, the gross profit margin increased to 14 percent from 11 percent, for the three months ended September 30, 2010 and 2009, respectively, and increased to 13 percent from 11 percent, for the nine months ended September 30, 2010 and 2009, respectively. The increase in gross profit margin were attributable to the significant shift in the sales mix of products and services experienced during 2010 as compared to 2009 and increases in product royalty expenses, which are included in the cost of sales. Another important factor driving the decrease in gross margin percentage is the nature of our manufacturing and distribution agreement with PlayBev. Presently, CirTran Beverage invoices PlayBev for beverage development, marketing services and royalty expenses paid, on what amounts to five percent markup basis. In addition, CirTran Beverage records products sales and costs on sales made directly to distributors and end customer, which sales provide a more favorable gross profit margin. We anticipate that gross profit margins for CirTran Beverage will increase in the future as we increase our distribution of the Playboy energy drink beverages to both domestic and international markets.

The following charts present comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media and Beverage Distribution during the three and nine months ended September 30, 2010 and 2009.

Three Months Ended September 30:
------------------------------------------------------------------------------------------------------------------
                                                                      Cost            Royalty         Gross Loss
     Segment                        Year             Sales          of Sales          Expense          / Margin
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Electronics Assembly                2010        $        28,500  $             -  $             -  $       28,500
                               -----------------------------------------------------------------------------------
                                    2009                192,660          170,357                -          22,303
------------------------------------------------------------------------------------------------------------------
Contract Manufacturing              2010                  9,724              202            9,156             366
                               -----------------------------------------------------------------------------------
                                    2009                 54,204              348                -          53,856
------------------------------------------------------------------------------------------------------------------
Marketing / Media                   2010                729,406         (663,600)               -       1,393,006
                               -----------------------------------------------------------------------------------
                                    2009              1,575,421        1,496,649                -          78,772
------------------------------------------------------------------------------------------------------------------
Beverage Distribution               2010              1,496,031        1,445,964        1,158,159      (1,108,092)
                               -----------------------------------------------------------------------------------
                                    2009                868,656          358,449          374,220         135,987
------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30:
------------------------------------------------------------------------------------------------------------------
                                                                      Cost            Royalty         Gross Loss
     Segment                        Year             Sales          of Sales          Expense          / Margin
------------------------------------------------------------------------------------------------------------------
Electronics Assembly                2010        $       227,444  $       198,341  $             -  $       29,103
                               -----------------------------------------------------------------------------------
                                    2009              1,050,394          721,512                -         328,882
------------------------------------------------------------------------------------------------------------------
Contract Manufacturing              2010                 37,278          (10,979)          34,356          13,901
                               -----------------------------------------------------------------------------------
                                    2009                333,162          128,970                -         204,192
------------------------------------------------------------------------------------------------------------------
Marketing / Media                   2010              4,558,416        1,367,293                -       3,191,123
                               -----------------------------------------------------------------------------------
                                    2009              5,065,681        4,819,642                -         246,039
------------------------------------------------------------------------------------------------------------------
Beverage Distribution               2010              4,632,637        4,328,076        2,289,083      (1,984,522)
                               -----------------------------------------------------------------------------------
                                    2009              1,263,292          585,805          603,852          73,635
------------------------------------------------------------------------------------------------------------------

Selling, General and Administrative Expenses

During the three months ended September 30, 2010, selling, general and administrative expenses decreased $598,193 as compared to the same period during 2009, while during the nine months ended September 30, 2010, selling, general and administrative expenses decreased $1,672,385 as compared to the same period during 2009. The decrease was the result of a slowing of advertising and media promotion spending during the nine months ended September 30, 2010, together with the reduced payroll costs in our contract manufacturing and legacy electronics segments. As mentioned previously, not only has the effects of the national economic decline resulted in a decrease in cable assembly and electronic orders from our traditional customers, but we have experienced a softening of sales in all segments, with the exception of our Beverage Distribution segment. We continue to reposition our business structure to take advantage of our core strengths.

Non-cash compensation expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $0 for the three months ended September 30, 2010, as compared to $996 for the three months ended September 30, 2009, respectively, and $43,577 for the nine months ended September 30, 2010, as compared to $2,989 for the nine months ended September 30, 2009, respectively, as a result of the 6,000,000 options accrued for our Company President per his employment agreement.

Other income and expense

Interest expense recorded in the Consolidated Statements of Operations combines both accretion expense and interest expense. The combined interest expense for three months ended September 30, 2010, was $251,625 as compared to $301,158 for the three months ended September 30, 2009, a decrease of 16 percent and the combined interest expense for nine months ended September 30, 2010, was $786,710 as compared to $868,965 for the nine months ended September 30, 2009, a decrease of 9 percent. The decrease in the combined interest expense was driven by the reduction in accretion expense recorded for the three and nine months ended September 30, 2010. Actual interest expense decreased to $192,705 for the three months ended September 30, 2010, as compared to the interest expense of $196,432 for the three months ended September 30, 2009, and interest expense increased to $612,069 for the nine months ended September 30, 2010, as compared to the interest expense of $484,070 for the nine months ended September 30, 2009, a direct result of the decrease of short-term advances payable and notes payable.

We began accruing interest income during 2008 as a result of a modification of our agreement with PlayBev that took effect on March 19, 2008. Interest income for the three months ended September 30, 2010, increased to $159,896 as compared to interest income of $132,857 for the three months ended September 30, 2009 and for the nine months ended September 30, 2010, decreased to $340,659 as compared to interest income of $375,772 for the nine months ended September 30, 2009. The decrease was due to an adjustment in the interest income from prior years in the made during the first quarter of 2010.

On March 5, 2010, we entered into a Separation Agreement ("Agreement") with Shaher Hawatmeh. As of the date of the "Agreement" Shaher Hawatmeh's employment with the Company was terminated and he no longer has any further employment obligations with the Company. In consideration of his execution of this "Agreement" we will pay Shaher Hawatmeh's "Separation Pay" of $210,000 in twenty-six bi-weekly payments. The first payment of the Separation Pay was to begin on March 19, 2010. We have made the first payment to Shaher Hawatmeh on
April 2, 2010. Additional terms of the separation agreement include payment of all amounts necessary to cover health and medial premiums on behalf of Shaher Hawatmeh, his spouse and dependents through April 20, 2010, all outstanding car allowances and expense ($750) due and owing as of February 28, 2010, satisfaction and payment by us(with a complete release of Shaher Hawatmeh) of all outstanding amounts due and owing on the Company Corporate American Express Card (issued in the name of Shaher) and the issuance and delivery to Shaher Hawatmeh of ten million (10,000,000) shares of the Company's common stock within a reasonable time following authorization by the Company's shareholders of sufficient shares to cover such issuance. We accrued $50,000 during the nine months ended September 30, 2010, as the fair market value of the common stock shares as of the date of the separation agreement. In connection with the Separation agreement, we recorded $210,000 of settlement expense during the nine months ended September 30, 2010.

As a result, we recorded a loss of $122,703 during the three months ended September 30, 2010, as compared to a net loss for the three months ended
September 30, 2009 of $1,208,140 and a net loss of $702,925 during the nine months ended September 30, 2010, as compared to a net loss for the nine months ended September 30, 2009 of $2,749,516. The decrease for the 3 months ending September 2010, compared to the September 2009 figures was primarily due to lower selling, general and administrative expenses .

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $40,015,308 at September 30, 2010, and $39,912,383 at December 31, 2009. Net loss for the nine months ended September 30, 2010, was $702,925 as compared to $2,749,516 for the nine months ended September 30, 2009. Our current liabilities exceeded our current assets by $15,036,689 as of September 30, 2010, and by $16,952,303 as of December 31, 2009. For the nine months ended September 30, 2010 and 2009, we experienced negative cash flows from operating activities of $138,047 and $2,468,658, respectively.

Cash

The amount of cash used in operating activities during the nine months ended September 30, 2010, increased by $138,047, driven by increases in accounts payable and accrued liabilities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased to $1,264,635 during the nine months ended September 30, 2010. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.

During 2007, we agreed to provide services to PlayBev for initial development, marketing, and promotion of the Playboy-labeled energy beverages. We bill these services to PlayBev and record the amount as an account receivable. The receivable, recorded as a receivable due from related party, increased $1,931,690 during the nine months ended September 30, 2010, to a total of $8,887,507, of which $453,680 is considered current. As per our arrangement with PlayBev, we anticipate that PlayBev will repay the receivable by netting out royalties PlayBev earns from beverage distribution sales, and which royalties we have agreed to pay PlayBev out of anticipated beverage distribution sales. In March 2008, we began accruing interest on the amount due from PlayBev. Interest accrued on the PlayBev accounts receivable balance totaled $1,076,690 as of September 30, 2010.

Accounts payable and accrued liabilities

During the nine months ended September 30, 2010, accounts payable, accrued liabilities and short-term debt increased $4,008,024 to a combined balance of $14,079,682 as of September 30, 2010. The increase was driven primarily by an increase of $319,538 of short-term advances and an increase of $2,643,543 in accrued liabilities which include a $260,000 of accrued settlement expense and an increase in accounts payable of $1,044,943. The balance of the increase was the result of financed marketing costs for PlayBev.

Liquidity and financing arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations. We had an accumulated deficit of $40,015,308, along with a total stockholders' deficit of $6,834,426, at September 30, 2010. In addition, we have used, rather than provided, cash in our operations for the nine months ended September 30, 2010 and 2009, of $138,047 and $2,468,658, respectively. During the nine months ended September 30, 2010, our monthly operating costs and interest expense averaged approximately $310,000 per month.

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

Since then, the Company defaulted on its payments obligation but as of the date of this Report, the Company was in the process of negotiating another forbearance agreement to extend the payments.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. We may, at our option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of our common stock during the ten trading days prior to the payment day. Interest accrued during the nine months ending
September 30, 2010, totaled $55,659. The balance of accrued interest owed at September 30, 2010, was $60,642.

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

We determined that certain conversion features of the Debenture fell under derivative accounting treatment. The carrying value of the Debenture as of September 30, 2010, was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $0 as of September 30, 2010.

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

Since then, the Company defaulted on its payment obligation but was in the process of negotiating another forbearance agreement to extending the payments due under the December Debenture.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. We may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the nine months ending September 30, 2010, totaled $134,630. The balance of accrued interest owed at September 30, 2010, was $306,743.

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

As of the date of this Report, the Company and YA Global were in the process of amending the Forbearance Agreement. The Company has made two payments "good faith" payments as part of the amendment process as described below.

We also granted YA Global registration rights related to the shares of the Company's common stock issuable upon the conversion of the December Debenture. As of the date of this Report, no registration statement had been filed.

As of September 30, 2010, YA Global had not converted any of the December Debenture into shares of the Company's common stock. As a result, the carrying value of the debenture as of September 30, 2010, remained $1,500,000. We determined that the conversion features on the December Debenture and the associated warrants fell under derivative accounting treatment. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of September 30, 2010, was determined to be $0.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, originally due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the nine months ending September 30, 2010, totaled $93,453. The balance of accrued interest owed at September 30, 2010, was $495,453.

In consideration of the Company's performance under the Forbearance Agreement, YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults under the August Debenture, and/or converting the August Debenture into shares of the Company's common stock, until the earlier of
(i) the occurrence of a termination event (as defined in the Forbearance Agreement), or (ii) the termination date of the Forbearance Agreement. Nothing contained in the Forbearance Agreement constitutes a waiver by YA Global of any default or event of default, whether existing at the time of the Forbearance Agreement or thereafter arising, and/or its right to convert the August Debenture into shares of Common Stock. The Forbearance Agreement only constitutes an agreement by YA Global to forbear from enforcing its rights and remedies and/or converting the August Debenture into shares of common stock of the Company upon the terms and conditions set forth in the agreement. As of the date of this Report, the Company and YA Global were in the process of amending the Forbearance Agreement. The Company has made two payments "good faith" payments as part of the amendment process as described below.

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

The repayment terms of the Forbearance Agreement required an initial payment of $125,000 upon signing the agreement. Beginning September 1, 2009 through May 1, 2010, monthly payments ranging from $150,000 to $300,000 were due for total payments of $2,825,000. The remaining balance was due July 1, 2010.

Since then, the Company defaulted on its payment obligation but as of the date of this Report, the Company was in the process of negotiating another forbearance agreement to extending the payments due under the Debentures.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $111,114 and $111,114 for the three months ended September 30, 2010 and 2009, respectively, and was $333,341 and $333,341 for the nine months ended September 30, 2010 and 2009, respectively.

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

Registration Payment Arrangements - On January 1, 2007, we adopted ASC 815-40 Accounting for Registration Payment Arrangements. Under ASC 815-40, and ASC 450-10, Accounting for Contingencies, a registration payment arrangement is an arrangement where (a) we have agreed to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or (b) we will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if we fail to meet those requirements. When we issues an instrument coupled with these registration payment requirements, we estimate the amount of consideration likely to be paid under the agreement, and offsets such amount against the proceeds of the instrument issued. The estimate is then reevaluated at the end of each reporting period, and any changes recognized as a registration penalty in the results of operations. As further described in Note 12 to the consolidated financial statements, we have instruments that contain registration payment arrangements. The effect of implementing this has not had a material effect on the financial statements because we consider probability of payment under the terms of the agreements to be remote.

Stock-Based  Compensation -

We utilized the Black-Scholes model for calculating the fair value pro forma disclosures under ASC 718-10, and will continue to use this model, which is an acceptable valuation approach under ASC 718-10.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents are invested with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the short-term nature of the cash equivalents, we believe that we are not subject to any material interest rate risk as it relates to interest income. All outstanding debt instruments at September 30, 2010, had fixed interest rates and were therefore not subject to interest rate risk.

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2010. We do not enter into financial instruments for trading or speculative purposes and do not utilize derivative financial instruments. Our operations are conducted in the United States and as such are not subject to foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at September 30, 2010, due to the fact that the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, had not been remediated as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Fortune Resources LLC v. CirTran Beverage Corp, Civil No. 090401259, Third Judicial District Court, Salt Lake County, State of Utah. On February 5, 2009, the plaintiff filed a complaint against CirTran Beverage, claiming non-payment for goods in the amount of $121,135. CirTran Beverage filed its answer on March10, 2009, denying the allegations in the Complaint. CirTran Beverage and Fortune Resources engaged in settlement negotiations, and on May 3, 2010, pursuant to which Fortune Resources agreed to dismiss the suit upon receipt from CirTran of $50,000 pursuant to a payment schedule. The Plaintiff has filed a request for entry of judgment against CirTran, claiming that CirTran failed to make the required payments. These amounts have been accrued in full as a liability.

Global Freight Forwarders v. CirTran Asia, Civil No. 080925731, Third Judicial District Court, Salt Lake County, State of Utah. On December 18, 2008, the plaintiff filed a complaint against CirTran Asia, claiming breach of contract, breach of the duty of good faith and fair dealing, and unjust enrichment, seeking approximately $260,000. The Complaint was served on CirTran Asia on January 5, 2009. On February 12, 2009, CirTran Asia filed its answer. Thereafter, CirTran Asia filed an amended answer and counterclaim. Discovery is complete, and the plaintiff filed a certificate of readiness for trial with the Court. CirTran Asia intends to defend vigorously against the allegations in the Complaint. These amounts have been accrued in full as a liability.

Dr. Najib Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053818. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for $52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. On August 11, 2009, the parties entered into a settlement agreement whereby the claims against Mr. Hawatmeh were dismissed with prejudice, and the Company agreed to pay Dr. Bouz $63,000 over a twelve month period. The Company has made 9 monthly payments but is in default of the $5,250 monthly payments that were due on May 28, 2010, June 28, 2010, and July 28, 2010. These amounts have been accrued in full as a liability. As of the date of this Report, no additional payments had been made.

Dr. Paul Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053819. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for $52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. On August 11, 2009, the parties entered into a settlement agreement whereby the claims against Mr. Hawatmeh were dismissed with prejudice, and the Company agreed to pay Dr. Bouz $63,000 over a twelve month period. The Company has made 10 monthly payments but is in default of the $5,250 monthly payments that were due on May 28, 2010, June 28, 2010, and July 28, 2010. These amounts have been accrued in full as a liability. As of the date of this Report, no additional payments had been made.

NA CL&D Graphics v. CirTran Beverage Corp., Case No. 09V01154, Circuit Ct, Waukesha County, Wisconsin. On or about March 23, 2009, CL&D filed an action in the above court, alleging claims for breach of contract, unjust enrichment, promissory estoppel, and seeking damages of at least $25,488 along with attorneys' fees and costs. CirTran Beverage Corp is reviewing the matter and intends to defend vigorously against the allegations in the complaint. These amounts have been accrued in full as a liability.

Old Dominion Freight Line v. CirTran Corporation, Civil No. 090426290, Third Judicial District Court, Salt Lake County, State of Utah. On May 5, 2010, the Court entered an Order in Supplemental Proceedings in connection with a judgment in favor of Old Dominion and against CirTran in the amount of $33,187. The parties agreed to resolve this matter under terms requiring CirTran to pay $20,000 over time. These amounts have been accrued in full as a liability. As of the date of this Report, the parties were negotiating a settlement agreement.

YA Global Investments, LP v. CirTran Corporation, Third Judicial District Court of Salt Lake County, State of Utah, case no. 100911400. On June 25, 2010, YA Global filed a lawsuit against the Company asserting claims for breach of contract, breaches of the uniform commercial code, and replevin. YA Global seeks a judgment in the amount of $4,193,380 plus interest and attorneys fees, as well as a writ of replevin to compel the Company to turn over equipment and other property that YA Global claims was pledged as collateral to secure obligations owing to YA Global. The Company does not dispute that it is indebted to YA Global in the amount of $3,161,355 plus interest, but the Company denies that it is in breach of its payment obligations because YA Global agreed to restructure the payment schedule and CirTran relied on this agreement.

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

Jimmy Esebag v. CirTran Corporation and Fadi Nora, Superior Court of the State of California, Los Angeles County, Case No. BC296162. On July 15, 2010, the court entered judgment against the Company in the amount of $68,270 based upon the Company's failure to make payments when due under a settlement with Mr. Esebag. These amounts have been accrued in full as a liability.

Desiree Liston v. CirTran Media Corp. d/b/a Diverse Media Group Corp., Circuit Court of Benton County, Arkansas, Case No. CV2010-2448-6. On July 28, 2010, Desiree Liston filed a complaint seeking an unspecified amount in excess of $75,000 based on allegations of breach of an Employment Agreement. The Company has filed its answer, and the matter is proceeding in discovery. The Company believes that this claim has no merit and intends to defend it vigorously.

Gordon Jensen, d/b/a Gordon Jensen Trucking v. CirTran Corp., Third Judicial District Court of Salt Lake County, State of Utah, case no.108900934. On May 28, 2010, plaintiff brought an action seeking $7,145 for nonpayment of services. Judgment was entered against CirTran on October 7, 2010, for $6,703. These amounts have been accrued in full as a liability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months period ended September 30, 2010, we have not issued shares of our common stock.

No shares have been issued in 2010.

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

10.6 Settlement Agreement and Mutual Release between CirTran Corporation and Howard Salamon d/b/a/ Salamon Brothers, dated as of February 10, 2006.

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

10.50 Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of May 25, 2007 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 1, 2007, and incorporated herein by reference).

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

                              CIRTRAN CORPORATION

                                      /s/ Iehab Hawatmeh
                                      ----------------------------------------
Dated: November 23, 2010              By: Iehab Hawatmeh
                                      President, Chief Financial Officer
                                      (Principal Executive Officer, Principal
                                      Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      /s/ Iehab Hawatmeh
                                      ----------------------------------------
Dated: November 23, 2010              By: Iehab Hawatmeh
                                      President, Chief Financial Officer,
                                      Principal Executive Officer, Principal
                                      Financial Officer and Director

--------------------------------------------------------------------------------