Form 10-K
period 2010-12-31
CIRTRAN CORP
filed 2011-04-15
CIK 813716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 2010

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

Large Accelerated Filer [  ]                              Accelerated Filer [  ]
Non-accelerated Filer   [  ]                       Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year: $ 9,044,902.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2010, was $ 3,994,174.

As of April 15, 2011, the issuer had outstanding 1,498,972,293 shares of Common Stock, par value $0.001.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Documents incorporated by reference: None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    Page

Part I

Item 1.     Business                                                         4

Item 2.     Properties                                                      17

Item 3.     Legal Proceedings                                               17

Part II

Item 4.     Market for Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities                       20

Item 5.     Selected Financial Data                                         22

Item 6.     Management's Discussion and Analysis and Results of
            Operations                                                      22

Item 6A     Quantitative and Qualitative Disclosures about Market Risk      35

Item 7.     Financial Statements and Supplementary Data                     35

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                        35

Item 8A(T)  Controls and Procedures                                         35

Item 8B     Other Information                                               37

Part III

Item 9.     Directors, Executive Officers, and Corporate Governance         37

Item 10.    Executive Compensation                                          39

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                      47

Item 12.    Certain Relationships and Related Transactions, and
            Director Independence                                           47

Item 13.    Principal Accountant Fees and Services                          50

PART IV

Item 14.    Exhibits, Financial Statement Schedules                         51

            Signatures                                                      55

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

Corporate Overview - We conduct our business principally through nine wholly-owned or majority owned subsidiaries or divisions:

      o     CirTran Corporation ("CirTran USA");

      o     CirTran - Asia, Inc. ("CirTran Asia");

      o     CirTran Products Corp. ("CirTran Products");

      o     CirTran Media Corp. ("CirTran Media");

      o     CirTran Online Corp. ("CirTran Online");

      o     CirTran Beverage Corp. ("CirTran Beverage");

      o     Racore Technology Corporation ("Racore");

      o     Play Beverages, LLC. ("PlayBev") and

      o     After Bev Group, LLC

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

As of December 31, 2010 and 2009, approximately 2 percent and 13 percent, respectively, of our revenues were generated by low-volume electronics assembly activities, which consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. We also assemble higher-level subsystems and systems incorporating printed circuit boards and complex electromechanical components that convert electrical energy to mechanical energy, in some cases manufacturing and packaging products for shipment directly to our customers' distributors. In addition, we provide other manufacturing services, including refurbishment and remanufacturing. We manufacture on a turnkey basis, directly procuring any of the components necessary for production where the OEM customer does not supply all of the components that are required for assembly. We also provide design and new product introduction services, just-in-time delivery on low-to medium-volume turnkey and consignment projects and projects that require more value-added services, and price-sensitive, high-volume production.

On March 5, 2010, the Company and Katana Electronics, LLC ("Katana") entered into certain agreements related to the Company's re-alignment of its legacy electronic manufacturing business. In so doing the Company transferred its rights and responsibilities to the Company's open and active purchase orders relating to its legacy electronics contract manufacturing business to Katana (which will lease equipment and manufacturing space), allowing the Company for the present time, to focus its resources on areas of growth and profitability. The Katana agreements are discussed in more detail below under the heading "Electronic Products (Cirtran USA, Racore).

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

The Company has developed several fitness and exercise products, and products in the household and kitchen appliance and health and beauty aids markets that are manufactured in China. Sales of these products comprised approximately 1 percent and 2 percent of revenues reported in 2010 and 2009, respectively. We anticipate that offshore contract manufacturing will play an increased role moving forward as resources will become available to the Company.

CirTran Products

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including products in areas such as: home/garden, kitchen, health/beauty, toys, licensed merchandise, and apparel for film, television, sports, and other entertainment properties. Licensed merchandise and apparel is defined as any item that bears the image, likeness, or logo of a product, or a person such as a well-known celebrity, that is sold or advertised to the public. Licensed merchandise and apparel are sold and marketed in the entertainment and sports franchise industries. Sales of these products comprised less than 1 percent and 1 percent of total revenues in 2010 and 2009 respectively. We have concentrated our product development efforts into three areas, home and kitchen appliances, beauty products and licensed merchandise. We anticipate that these products will be introduced into the market either under one uniform brand name or under separate trademarked names owned by CirTran Products. We are presently preparing to launch various programs where CirTran Media will operate as the marketer, campaign manager and distributor in various product categories including beauty products, entertainment products, software products, and fitness and consumer products. The Company anticipates in increasing role in this market as resources become available for allocation to this division.

CirTran Media

In 2006, we formed Diverse Media Group, now known as CirTran Media, to provide end-to-end services to the direct response and entertainment industries. We are developing marketing production services, and preparing programs in which CirTran Media will operate as the marketer, campaign manager and/or distributor for beauty, entertainment, software, and fitness consumer products. In 2006, we entered into an agreement with Diverse Talent Group, Inc., a California corporation ("DT"), whereby DT agreed to provide outsourced talent agency services in exchange for growth financing. In March 2007, we mutually agreed with DT to terminate the agreement, and assigned to DT the name "Diverse Media Group." The Company had no revenues relating to this subsidiary in 2010 and 2009.

In 2006, CirTran Media leased a sales office in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. The office is located there to help create and manage an ongoing relationship with Wal-Mart and Sam's Club stores, and other retailers in order to facilitate the distribution of products through those channels. This division is playing an increasing role in setting up retail distribution for our beverage division.

CirTran Online

During the first quarter of 2007, we started CirTran Online to sell products via the internet; to offer training, software, marketing tools, web design and support, and other e-commerce related services to entrepreneurs; and to telemarket directly to customers. As part of CirTran Online's business plan, we entered into an agreement with Global Marketing Alliance ("GMA"), a Utah limited liability company specializing in providing services to eBay sellers, conducting internet marketing seminars, and developing and hosting web sites. Revenues derived from the arrangement with GMA comprised 12 percent and 26 percent of total revenue in 2010 and 2009, respectively.

CirTran Beverage

In May 2007, we incorporated CirTran Beverage to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels. We also entered into an agreement with PlayBev, LLC ("PlayBev"), a related Delaware limited liability company and the licensee under a product licensing agreement with Playboy Enterprises International, Inc. ("Playboy"). Under the terms of the PlayBev agreement, we are to provide the initial development and promotional services to PlayBev, who will collect from us a royalty based on product sales and manufacturing costs once licensed product distribution commences. As part of efforts to finance the initial development and marketing of the Playboy energy drink, the Company, along with other investors, formed After Bev Group LLC ("AfterBev"), a majority-owned subsidiary organized in California.

Effective January 1, 2010, PlayBev was required to be consolidated into the financial statements of the Company as a variable interest entity. PlayBev holds a license agreement with Playboy Enterprises, Inc. ("Playboy") to market, manufacture and distribute energy drinks and beverages under their brand name.

Two versions of the Playboy energy drink, regular and sugar-free with 8.4 oz cans, have been developed. During 2007, PlayBev and the Company conducted focus group taste tests to determine the best flavor and ingredients; publicized the new drink via promotional bus tours, celebrity-attended activities, and magazine ads; and negotiated with production facilities and distribution groups. During 2008, the Company secured distribution contracts and the drink began selling in New England, Florida, Atlanta, Oklahoma, and California. We also developed 16 oz cans for the same two versions based on demand. Another promotional bus tour began in Las Vegas at the end of February 2008, and the following month continued into Florida. In 2009 and 2010, we expanded sales both domestically and internationally. We currently have sales and distribution networks in 65 countries, throughout Europe, Africa, Australia, the Pacific and the Middle East, and we anticipate continued growth in 2011. Energy drink sales in 2010 and 2009 accounted for 85 percent and 18 percent of total sales, respectively. In 2009, CirTran Beverage has billings to PlayBev for development and marketing services equal to 40 percent of total sales.

Racore Technology Corporation

Through our subsidiary, Racore Technology Corporation ("Racore"), we provide engineering design services to customers of some of our other subsidiaries.

PRIMARY PRODUCTS AND SERVICES

The Company has four primary product and service areas: beverages; media/online marketing services; electronic products; and contract and manufacturing of consumer products.

Beverages (CirTran Beverage)

During 2007, we developed two versions of the Playboy-labeled energy drink: regular and sugar-free. Other products considered under the PlayBev agreement are flavored water beverages and related merchandise. During 2007, we also initiated a promotional marketing program, whereby contacts were made with several celebrities who helped publicize the new energy drinks. Additionally, we ran a college-town bus tour throughout the Southwest United States, and the geographic area of the NCAA's Southeastern Conference. Ads were placed in college-oriented editions of magazines, and we developed collateral materials used to support the product in the college marketplace. A focus group taste test was conducted by Alder-Weiner Research, and the results proved favorable with regards to flavor and ingredients.

Promotional activities continued through 2009 and 2010 throughout the United States and international markets. During 2010, additional promotional activities were also put in place. Beverage segment revenues for the year ended December 31, 2010 and 2009 were $7.7 million and $1.8 million, respectively.

We continue to expand distribution nationally and internationally, having signed international distribution agreements to distribute our line of Playboy-branded energy drinks to 65 countries, including Australia, New Zealand, Albania, Greece, India, Lebanon, Mexico, Nigeria, Russia, South Africa, South Korea, Spain, Brazil, Paraguay, Argentina, Canada, Bulgaria, Croatia, the Czech Republic, Hungary, Poland, Romania, Serbia, Slovakia, Slovenia, and Turkey. During the year ended December 31, 2010, we recorded revenues totaling $7.7 million relating to Playboy-branded energy drink products sold and distributed throughout the world.

Media/Online Marketing Services (CirTran Media, CirTran Online)

In October 2005, we opened a satellite office in Los Angeles, with a two year lease, in accordance with a planned internal expansion program. In November 2007, a new office space was leased (3 year term) in Los Angeles to house personnel involving CirTran Asia-related product transportation, along with activities connected with our beverage business. As of the date of this Report, we had moved out of the office location described above, and were looking for a new location. We anticipate that the Los Angeles office will be used almost exclusively for our beverage business.

In early 2007, we signed a three-year, Assignment and Exclusive Services Agreement with GMA, founded by Mr. Sovatphone Ouk, and its affiliate companies, Online Profit Academy, LLC, and Online 2 Income, LLC, including Webprostore.com and Myitseasy.com. Based in the Salt Lake area, these companies offer a wide range of services for e-commerce, including eBay sellers. We plan to work closely with the GMA companies to sell products via the internet, and to offer training, software, marketing tools, web design and support, as well as other e-commerce related services to internet entrepreneurs. Through the GMA companies, we also intend to telemarket directly to buyers of our products and services. We also signed a three-year employment agreement with Mr. Ouk to serve as Senior Vice President of our new CirTran Online subsidiary. GMA and its affiliate companies offer a range of complementary capabilities and products for e-commerce, including seminars on how to buy and sell on the World Wide Web. GMA is experienced in building e-commerce websites, and currently hosts sites for internet entrepreneurs. The agreements are to continue on a month to month basis upon completion of the original term. Both agreements remained in effect during 2009 and 2010.

Electronics Products (CirTran USA, Racore)

Since 1993, we have devoted resources to our traditional electronics business and product lines. We manufacture all of our electronics products through CirTran USA, and provide some engineering services through Racore.

As previously disclosed in a Current Report on Form 8-K, filed March 11, 2010, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company ("Katana") entered into certain agreements related to the Company's re-alignment of its legacy electronic manufacturing business (the "Agreements"). In so doing the Company transferred its rights and responsibilities to the Company's open and active purchase orders relating to its legacy electronics contract manufacturing business to Katana (which will lease equipment and manufacturing space), allowing the Company for the present time, to focus its resources on areas of growth and profitability. The Agreements included an Assignment and Assumption Agreement, Sublease Agreement and Equipment Lease.

An overview and summary of the Agreements follows. The summaries of the terms and conditions of the Agreements do not purport to be complete, and are qualified in their entirety by reference to the full text of the agreements.

         Assignment and Assumption Agreement

The Assignment and Assumption Agreement, dated March 5, 2010, between the Company and Katana (the "Assignment Agreement") sets forth the terms and conditions of the Company's transfer of its right, title, interest, obligations and duties in, under and to all of the Company's open and active purchase orders relating to its legacy electronics manufacturing business existing as of March 5, 2010 (the "Purchase Orders"). In exchange for the assignment of the minimal Purchase Orders, Katana agreed to assume all obligations under and service the Purchase Orders and indemnify the Company from any losses or claims arising from or under the Purchase Orders as of the date of the Assignment Agreement.

The Company made standard representations regarding the ownership and status of the Purchase Orders in connection with the assignment.

         Sublease Agreement

In connection with the assignment of the Purchase Orders pursuant to the Assignment Agreement, the Company entered into a Sublease Agreement with KATANA (the "Sublease"). The Company leases from Don L. Buehner the real property and its improvements located at 4125 South 6000 West, West Valley, Utah, 84128 (the "Premises"). Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse, electronics product manufacturing and assembly area, and office space used as of the close of business on March 4, 2010, for the legacy electronics manufacturing business of the Company.

The term of the Sublease is for two (2) months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.

         Equipment Lease

In connection with the assignment of the Purchase Orders pursuant to the Assignment Agreement, the Company entered into an Equipment Lease with KATANA (the "Equipment Lease") for the lease of certain machinery and equipment related to the Company's legacy electronics manufacturing business.

The term of the Equipment Lease is two (2) months with automatic renewal periods of one month each. The base rent under the Equipment Lease is $1,000 per month. The Equipment Lease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.

In June 2010, subsequent to the entry into the agreements with Katana, YA Global Investments, LP ("YA") brought suit against the Company and Katana, claiming that the Company had improperly assigned assets to Katana. On January 24, 2011, the Company entered into an Amended and Restated Forbearance Agreement with YA, including a confession of judgment in favor of YA. On February 23, 2011, the court entered judgment based on the confession of judgment against the Company in the amount of $3,161,354 in principal, plus $825,858 in interest. (The Amended and Restated Forbearance Agreement is discussed below under the heading "Entry into Forbearance Agreement and Amendment.")

Contract and Manufacturing of Consumer Products

         Fitness and Exercise Products (CirTran Asia)

The Company began manufacturing fitness products in 2004. To date, we have manufactured numerous fitness products and sold over 12 different fitness products. We manufacture all of our fitness products through our CirTran Asia subsidiary, originally via an exclusive, three-year manufacturing agreement with certain developers and their affiliates that expired by its terms during mid-2007, but which continues on a month-to-month basis. The Company continues to offer contract manufacturing services moving forward.

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

As we continue to launch our Playboy energy drink and other licensed products, we will compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our energy drink products compete with all non-alcoholic beverages; most of the competing products are marketed by companies with substantially greater financial resources than ours. We also compete with regional beverage producers and "private label" soft drink suppliers. We believe that our leading energy drink competitors are Red Bull and Monster.

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

Beverage Distribution

We feel that our beverage business will continue to have a substantial impact on our business. The New Age Beverage industry is still on the move. According to Beverage Digest, a trade publication covering the non-alcoholic beverages industry, caffeinated energy drinks have become the fastest-growing sector of the $93 billion domestic beverage industry. Sales of energy drinks grew 700 percent over the past five years, and continue to grow at a double digit rate, according to beverage industry consultants. This industry is growing due to current attention to new brands, non-coffee drinkers, and people interested in health and fitness. By directing products to specific groups such as extreme sports enthusiasts, energy drinks target consumer groups made up primarily of male teenagers and young people in the 20's age bracket.

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

Electronics Assembly

As described above, on March 5, 2010, the Company and Katana Electronics, LLC, entered into certain agreements related to the Company's re-alignment of its legacy electronic manufacturing business (the "Agreements"). The Agreements included an Assignment and Assumption Agreement, Sublease Agreement and Equipment Lease.

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

It is our intention to continue pursuing sales representative relationships as well as internal salaried sales executives. In 2006, the Company opened a dedicated satellite sales/engineering office in Los Angeles to headquarter all business development activities companywide. Among other things, we use that office to produce infomercials for the direct marketing industry, and for product marketing campaigns. From the Los Angeles office we also provide product marketing, production, media funding, and merchandising services to the direct response and entertainment industries. As of the date of this Report, the Company has moved out of the office location described above and was looking for a new location. We anticipate the primary purpose of this new office will be to support the beverage division.

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

In 2010, 9 percent of our net sales were derived from new customers, whereas during 2009, 25 percent of our net sales were sourced from new customers. The decline in new customer sales was caused by the Company's focus on existing international and domestic customers. During 2010, nearly 97 percent of the sales from recurring customer sales were related to sales to PlayBev and revenue derived via the GMA contract. We anticipate beverage-related sales and services, together with sales from our contract manufacturing segment, to continue providing the majority of our net sales.

Our expansion into manufacturing in China has allowed us to increase our manufacturing capacity and output with minimal capital investment required. By using various subcontractors we leverage our upfront payments for inventories and tooling to control costs and receive benefits from economics of scale in Asian manufacturing facilities. These expenses can be upwards of $100,000 per product. Typically, and depending on the contract, the Company will prepay some factories anywhere from 10 percent to 50 percent of the purchase orders for materials. In exchange for theses financial commitments, the Company receives dedicated manufacturing responsiveness and eliminates the costly expense associated with capitalizing completely proprietary facilities. In addition, the Company has expanded its manufacturing capabilities for its Beverage division outside the United States to accommodate customers located in Europe. In 2010, the Company contracted with a manufacturer in Budapest, Hungary, and in early 2011 in India to accommodate its distributor in those areas.

The Company has beverage contracts that require minimum quantity purchase orders over periods terminating between 2011 and 2019. If the full minimum quantity orders are purchased under these current agreements, they would generate upwards of $500,000,000 in revenues to the Company. The majority of these international distribution contracts are based on minimum orders they are required to purchase during the term of the contract to maintain their rights of selling the Playboy Energy Drink. Revenue under these contracts is not recognized until ordered products have been shipped. There is no assurance, except for the upfront deposits, that the parties to these agreements will meet their obligations for the minimum quantity or any level of purchases required under their respective agreements.

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

PlayBev Agreement

The consolidated financial statements of the Company also include the accounts of PlayBev LLC ("PlayBev") a newly consolidated variable interest entity. PlayBev holds a license agreement with Playboy International, Inc. ("Playboy") to manufacture and distribute energy drinks and water under the PlayBoy name. In prior years, PlayBev was not required to be consolidated due to lack of control over significant decisions by the Company or its affiliates. Effective January 1, 2010, the Company determined that it was the primary beneficiary of PlayBev and began to consolidate into its financial statements the accounts of PlayBev.

In May 2007, the Company entered into an exclusive, three-year manufacturing, marketing, and distribution agreement (the "PlayBev Agreement") with PlayBev. In August 2007, the Company extended the agreement's term to ten years. PlayBev is the licensee under a product licensing agreement with Playboy. The PlayBev Agreement allows the Company to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels. Under the terms of this agreement, the Company is to provide the initial development and promotional services to PlayBev.

PlayBev had no operations, so under the terms of the PlayBev Agreement, the Company was appointed the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. As a result, we have assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities.

The Company also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage.

Entry into Forbearance Agreement and Amendment

On January 24, 2011, the Company, certain of its subsidiaries listed below, and YA Global Investments (formerly known as Cornell Capital Partners, LP) ("YA") finalized an amended and restated forbearance agreement (the "A&R Forbearance Agreement") and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors. The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011.

         A&R Forbearance Agreement

An overview and summary of the A&R Forbearance Agreement between the Company and YA, together with other agreements entered into in connection with the A&R Forbearance Agreement, follows. The summaries of the terms and conditions of the A&R Forbearance Agreement and the other agreements do not purport to be complete, and are qualified in their entirety by reference to the full text of the agreements which were filed as exhibits to a Current Report on Form 8-K filed on January 28, 2011.

The A&R Forbearance Agreement related specifically to three debentures issued by the Company to YA or its predecessor entities: a May 26, 2005, debenture in the principal amount of $3,750,000 (the "May Debenture"), a December 30, 2005, debenture in the principal amount of $1,500,000 (the "December Debenture"), and an August 23, 2006, debenture in the principal amount of $1,500,000 (the "August Debenture," and collectively with the May Debenture and the December Debentures, the "Debentures"), together with certain other agreements entered into in connection with the issuance of the Debentures (collectively, the "Financing Documents").

The parties to the A&R Forbearance Agreement are the Company; YA; and the following subsidiaries of the Company: Racore Network, Inc. (hereinafter, "Racore"); Cirtran - Asia, Inc. (hereinafter, "Asia"); Cirtran Beverage Corp. (hereinafter, "Beverage"); Cirtran Media Corp. (hereinafter, "Media"); Cirtran Online Corp. (hereinafter, "Online"); Cirtran Products Corp. (hereinafter, "Products"); and Cirtran Corporation (Utah) (hereinafter, "Cirtran Sub," and together with Racore, Asia, Beverage, Media, Online and Products, collectively, jointly and severally, the "Guarantors"). The A&R Forbearance Agreement references certain events of default under the Financing Documents, and notes that the Company and the Guarantors (collectively, the "Obligors") had requested that YA forbear from enforcing its rights and remedies under the Financing Documents, and sets for the agreement between the Obligors and YA with respect to such forbearance.

Specifically, the Obligors agreed to waive any claims against YA, and released any such claims the Obligors may have had. The Obligors also ratified their respective obligations under the Financing Documents, and agreed to the satisfaction of certain conditions precedent, including the following: payment of certain funds to YA at the time of execution of the A&R Forbearance Agreement; the entry by Iehab Hawatmeh, President of the Company, into a Guaranty Agreement and a Pledge Agreement (both discussed below); the entry into a Ratification and Joinder Agreement by the Obligors (discussed below); the execution of a confession of judgment in a litigation matter between YA, the Company, and Katana Electronics, LLC ("Katana"); and the delivery of a new warrant (the "Warrant") to YA (discussed below).

Additionally, the Obligors agreed to seek to obtain waivers from their respective landlords at their properties in Utah and Arkansas; agreed to seek to obtain deposit account control agreements from the Company's banks and depository institutions; and to repay the Company's obligations under the Debentures on the following schedule:

      i. $225,000.00, on or before the date of the A&R Forbearance Agreement to be applied as follows (x) $75,000.00 in reimbursement of the legal fees and expenses incurred by the Lender as required by Paragraph 18, below, and (y) $150,000.00 applied first to accrued but unpaid interest and then to the principal balance of the Obligations;

      ii.   $75,000.00 on February 1, 2011;

      iii.  $75,000.00 on March 1, 2011;

      iv.   $75,000.00 on April 1, 2011;

      v.    $200,000.00 on May 1, 2011;

      vi.   $200,000.00 on June 1, 2011;

      vii.  $200,000.00 on July 1, 2011;

      viii. $200,000.00 on August 1, 2011;

      ix.   $200,000.00 on September 1, 2011;

      x.    $200,000.00 on October 1, 2011;

      xi.   $200,000.00 on November 1, 2011;

      xii.  $200,000.00 on December 1, 2011; and

      xiii. the remaining balance of the Obligations shall be paid in full in good and collected funds by federal funds wire transfer on or before the earlier of (i) the occurrence of a Termination Event (as defined in the A&R Forbearance Agreement), or (ii) 3:00 P.M. (prevailing Eastern time) on December 31, 2011 (the "Termination Date").

We made our required payments through March 1, 2011 as required under the schedule above. As of the date of this report we had not made the required April 1, 2011 payment.

Pursuant to the A&R Forbearance Agreement, the parties agreed that the Company, subject to the consent of YA, may choose to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85% of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment date.

In exchange for the satisfaction of such conditions and agreements from the Obligors, YA agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the Debentures into shares of the Company's common stock, until the earlier of (i) the occurrence of a Termination Event (as defined in the A&R Forbearance Agreement), or (ii) the Termination Date, which is given as December 31, 2011. Notwithstanding the foregoing, nothing contained in the A&R Forbearance Agreement or the other Forbearance Documents will be deemed to constitute a waiver by YA of any default or event of default, whether now existing or hereafter arising (including, without limitation, the existing defaults listed in the A&R Forbearance Agreement), and/or its right to convert the Debentures into shares of the Company's common stock.

         Guaranty Agreement and Pledge Agreement

In connection with the A&R Forbearance Agreement, Mr. Hawatmeh entered into a Guaranty Agreement and a Pledge Agreement. Pursuant to the Guaranty Agreement, Mr. Hawatmeh agreed to guarantee to YA the full payment and prompt performance of all of the obligations in the A&R Forbearance Agreement. Pursuant to the Pledge Agreement, Mr. Hawatmeh agreed to pledge a first priority security interest in one-half of his membership units in Play Beverages, LLC ("PlayBev") to secure the payment of the obligations under the A&R Forbearance Agreement and the Guaranty Agreement.

         Ratification and Joinder to Collateral Agreements

The Company, CirTran Sub, and the other Obligors also entered into a Ratification and Joinder to Collateral Agreements, pursuant to which CirTran Sub agreed to be bound by the terms and conditions of, and to be a party to, the Global Security Agreement (entered into in connection with the Prior Forbearance Agreement) and the Global Guaranty Agreement (entered into in connection with the Prior Forbearance Agreement). (The terms of the Global Guaranty Agreement and the Global Security Agreement were described in, and attached as exhibits to, the Company's Current Report on Form 8-K, filed with the SEC on August 17, 2009. For a more complete description of these agreements, please see that filing.)

         Warrant to Purchase Common Stock

Finally, the Company agreed to issue a new warrant (the "Warrant") to purchase up to 25,000,000 shares of the Company's common stock. The exercise price of the Warrant is $0.02 per share, subject to adjustment as described in the Warrant, and includes a cashless exercise provision. The Warrant expires on December 31, 2015.

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

Furthermore, management feels that the Company's manufacturing facilities for its beverage division are strategically positioned to hedge against unforeseen obstacles by having multiple manufacturing facilities for its beverage division

Additionally, the beverage industry is highly competitive. Our energy drinks compete with others in the marketplace in terms of pricing, packaging, development of new products and flavors and marketing campaigns. These products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.

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

We are subject to typical federal, state and local regulations and laws governing the operations of manufacturing concerns, including environmental disposal, storage and discharge regulations and laws, employee safety laws and regulations and labor practices laws and regulations. We are not required under current laws and regulations to obtain or maintain any specialized or agency-specific licenses, permits, or authorizations to conduct our manufacturing services. We believe we are in substantial compliance with all relevant regulations applicable to our business and operations. All international sales permits are the responsibility of the local distributors and they are required to obtain all local licenses and permits.

EMPLOYEES

As of April 15, 2011 we employed a total staff of 13 persons in the United States. In addition, we employ approximately 75 employees through contract services to provide promotional activities in the US. In our Salt Lake headquarters, we employed 6 persons: 4 in administrative and clerical positions, and 1 each in sales and project management. In our Los Angeles office, we employed 1 person in marketing. In our Bentonville sales office, we employed one person in sales. In Nevada, we employed one in administration and quality control. We also employed additional sales representatives in New Jersey, Michigan and Arkansas. We believe that our relationship with our employees is good.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933 that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in "Risk Factors" below, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-K may be identified by words such as "believes," "feels," "anticipates," "expects," "intends," "may," "would," "will" and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this Report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Where You Can Obtain Additional Information

Federal securities laws require us to file information with the Securities and Exchange Commission ("SEC") concerning our business and operations. Accordingly, we file annual, quarterly, and interim reports, and other information with the SEC. You can inspect and copy this information at the public reference facility maintained by the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Room 1024, and Washington, D.C. 20549. You can get additional information about the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (http://www.sec.gov) at which you can read or download our reports and other information.

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

ITEM 2.  DESCRIPTION OF PROPERTY

On May 4, 2007, we entered into a ten-year lease agreement for our existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah (the "Premises"). Monthly payments are $10,000, adjusted annually in accordance with the Consumer Price Index. The Premises workspace includes 10,000 square feet of office space to support administration, sales, and engineering staff. The 30,000 square feet of manufacturing space includes a secured inventory area, shipping and receiving areas, and manufacturing and assembly space.

In 2010, in connection with the Agreement between the Company and Katana (described above), the Company entered into a Sublease Agreement with Katana (the "Sublease"). Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the premises to Katana consisting of the warehouse, electronics product manufacturing and assembly area, and office space used as of the close of business on March 4, 2010, for the legacy electronics manufacturing business of the Company.

The term of the Sublease is for two (2) months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.

Century City, California

In November 2007, we began occupying approximately 1,260 square feet of commercial space in the Century City district of Los Angeles. The three-year lease calls for payments of $3,525 per month. The Company closed this office and discontinued this lease during 2010 but intends to relocate to another location in 2011.

Bentonville, Arkansas

In November 2006, we signed a two-year lease on a 1,150 square-foot facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. Lease payments during the two-year lease term have been $1,470 per month. We entered into a new lease agreement, beginning in November 2008 for a 600 square-foot facility at a new location in Bentonville. Lease payments for the two year lease are $715 per month. As the contract period has expired on this lease, it is on a month-to-month basis.

We believe that the facilities and equipment described above are generally in good condition, are well maintained, and are generally suitable and adequate for our current and projected operating needs.

ITEM 3.  LEGAL PROCEEDINGS

Advanced Beauty Solutions, LLC, v. CirTran Corporation, Case No.1:08-ap-01363-GM. In connection with prior litigation between Advanced Beauty Solutions ("ABS") and the Company, ABS claimed non-performance by the Company and filed an adversary proceeding in ABS's bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, and San Fernando Valley Division. On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against the Company in the amount of $1,811,667 plus interest. On September 11, 2009, the Bankruptcy Court denied the Company's motion to set aside the judgment. As of the date of this report, ABS is pursuing collection efforts on this judgment.

On September 8, 2010, the Company executed an Assignment of Copyrights, thereby assigning the Company's Copyright Registration No. TX-6-064-955, Copyright Registration No. TX-6-064-956, and Copyright to the True Ceramic Pro - Live Ops
(TCPS) infomercial and related master tapes (collectively the "Copyrights") to ABS. The Company assigned and transferred the Copyrights without reservation or exclusion, making ABS the owner of the Copyrights. On February 23, 2011, the Company filed a Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts, requesting that the Court determine that the Company's assignment of the Copyrights resulted in full satisfaction of the ABS judgment. On March 3, 2011, ABS brought a Motion for Order to Show Cause re Civil Contempt by the Company and CirTran Beverage Corp., CirTran Products Corp., CirTran Media Corp., and Iehab Hawatmeh, alleging that the Company had failed to make payments on ABS's judgment in violation of the Court's orders.

On April 6, 2011, the Court held a hearing on (1) the Company's Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts; and
(2) ABS's Motion for an Order to Show Cause re Civil Contempt. The Court denied the Company's Motion to declare the judgment fully satisfied, but did not hold the Company in civil contempt. As of the date of this Report, the Company was reviewing its options with respect to how to proceed.

Apex Maritime Co. (LAX), Inc. v. CirTran Corporation, CirTran Asia, Inc., et al., California Superior Court, Los Angeles County, SC098148. Plaintiff Apex Maritime Co. (LAX), Inc. ("Apex") filed a complaint on May 8, 2008, against the Company and CirTran Asia, the Company's subsidiary, claiming breach of contract, nonpayment on open book account, non-payment of an account stated, and non-payment for services, seeking approximately $62,000 against the Company and $121,000 against CirTran Asia. The Company and CirTran Asia answered on June 9, 2008. The parties subsequently entered into a Release and Settlement Agreement pursuant to which the Company and CirTran Asia agreed to pay an aggregate of $195,000 in monthly payments. In the event of default under the Release and Settlement Agreement, the Plaintiffs could file a Stipulation for Entry of Judgment in the amount of $195,000, minus any amounts paid under the Release and Settlement Agreement. On February 26, 2009, the Stipulation of Judgment was filed, granting the California court jurisdiction to enforce the Release and Settlement Agreement. On March 3, 2009, the court entered its judgment pursuant to the Release and Settlement Agreement. On April 23, 2009, a Judgment Enforcing Settlement was entered against CirTran Corporation and CirTran Asia, Inc., jointly and severally in the principal amount of $173,000, plus fees of $1,800 and costs of $40. On October 28, 2009, the Third Judicial District Court, District of Utah, West Jordan Department, entered an Order in Supplemental Proceedings, with which the Company complied. The parties have previously engaged in settlement negotiations. The Company has accrued $173,000,as a liability, related to this claim.

Fortune Resources LLC v. CirTran Beverage Corp, Civil No. 090401259, Third Judicial District Court, Salt Lake County, State of Utah. On February 5, 2009, the plaintiff filed a complaint against CirTran Beverage, claiming non-payment for goods in the amount of $121,135. CirTran Beverage filed its answer on March10, 2009, denying the allegations in the Complaint. CirTran Beverage and Fortune Resources engaged in settlement negotiations, and on May 3, 2010, pursuant to which Fortune Resources agreed to dismiss the suit upon receipt from CirTran of $50,000 pursuant to a payment schedule. As of August 22, 2010, the Company has made its scheduled payments timely. The Plaintiff has filed a request for entry of judgment against CirTran, claiming that CirTran failed to make the required payments. These amounts have been accrued in full as a liability. An Order for Supplementary Proceedings was entered on January 12, 2011. The proceedings have been continued without date.

Global Freight Forwarders v. CirTran Asia, Civil No. 080925731, Third Judicial District Court, Salt Lake County, State of Utah. On December 18, 2008, the plaintiff filed a complaint against CirTran Asia, claiming breach of contract, breach of the duty of good faith and fair dealing, and unjust enrichment, seeking approximately $260,000. The Complaint was served on CirTran Asia on January 5, 2009. On February 12, 2009, CirTran Asia filed its answer. Thereafter, CirTran Asia filed an amended answer and counterclaim. Discovery is complete, and the plaintiff filed a certificate of readiness for trial with the Court. The Parties have engaged in settlement negotiations, and have reached a tentative agreement, but a final written settlement agreement had not been executed as of the date of this Report. The Company has accrued $91,460, as a liability, related to this claim.

Dr. Najib Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053818. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for $52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. On August 11, 2009, the parties entered into a settlement agreement whereby the claims against Mr. Hawatmeh were dismissed with prejudice, and the Company agreed to pay Dr. Bouz $63,000 over a twelve month period. The Company has made 9 monthly payments but is in default of the $5,250 monthly payments that were due on May 28, 2010, June 28, 2010, and July 28, 2010 These amounts have been accrued in full as a liability.

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

Old Dominion Freight Line v. CirTran Corporation, Civil No. 090426290, Third Judicial District Court, Salt Lake County, State of Utah. On May 5, 2010, the Court entered an Order in Supplemental Proceedings in connection with a judgment in favor of Old Dominion and against CirTran in the amount of $33,187. The parties agreed to resolve this matter under terms requiring CirTran to pay $20,000 over time. To date, the required payments have not been made. These amounts have been accrued in full as a liability.

YA Global Investments, LP v. CirTran Corporation, Third Judicial District Court of Salt Lake County, State of Utah, case no. 100911400. On January 24, 2011, the Company entered into a Forbearance Agreement with YA Global Investments, LP ("YA"), including a confession of judgment in favor of YA. On February 23, 2011, the court entered judgment based on the confession of judgment against the Company in the amount of $3,161,354 in principal, plus $825,858.17 in interest. These amounts have been accrued in full as a liability.

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

Jimmy Esebag v. CirTran Corporation and Fadi Nora, Superior Court of the State of California, Los Angeles County, Case No. BC296162. On July 15, 2010, the court entered judgment against the Company in the amount of $68,270 based upon the Company's failure to make payments when due under a settlement with Mr. Esebag. The Company has accrued $59,769, as a liability related to this claim.

Desiree Liston v. CirTran Media Corp. d/b/a Diverse Media Group Corp., Circuit Court of Benton County, Arkansas, Case No. CV2010-2448-6. On July 28, 2010, Desiree Liston filed a complaint seeking an unspecified amount in excess of $75,000 based on allegations of breach of an Employment Agreement. The Company has filed its answer. The Company believes that this claim has no merit and intends to defend it vigorously.

Gordon Jensen, d/b/a Gordon Jensen Trucking v. CirTran Corp., Third Judicial District Court of Salt Lake County, State of Utah, case no.108900934. On May 28, 2010, plaintiff brought an action seeking $7,145 for nonpayment of services. Judgment was entered against CirTran on October 7, 2010, for $6,703. The Company has accrued $2,745, as a liability, related to this claim.

General Distributors, Inc., v. Iehab Hawatmeh and CirTran Beverage Corp., dba Play Beverages LLC dba Playboy Beverages, in the Circuit Court of the State of Oregon, for the County of Clackamas, Case No. CV 10110087. On November 8, 2010, General Distributors, Inc., filed a complaint asserting claims for breach of contract, liability under the Uniform Commercial Code, quasi contract - unjust enrichment, goods sold and delivered, account state, and attorneys fees. The complaint seeks judgment in the amount of $49,999 plus interest and attorneys fees. The Company and the other defendants have answered the complaint and deny liability.

Playtime Distributing of Oklahoma LLC v. CirTran Corporation, CirTran Beverage Corporation, and PlayBeverages LLC, in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2010-1058. On December 30, 2010, Playtime Distributing of Oklahoma LLC filed suit asserting claims for breach of a distribution agreement, bad faith breach of a distribution agreement, rescission of the distribution agreement, accounting, breach of an independent sales agreement, bad faith breach of an independent sales agreement, and punitive damages. The petition seeks judgment in an unspecified amount in excess of $75,000, plus interest and attorneys fees. The Company and the other defendants have answered and deny liability.

USS Cal Builders, Inc. v, CirTran Beverage Corp., Iehab Hawatmeh, and Fadi Nora, in the Superior Court of the State of California, County of Orange, Case No. 00425093. On November 16, 2010, USS Cal Builders, Inc., filed a complaint asserting various claims which were challenged by the Company. On February 8, 2011, USS Cal Builders, Inc., replaced its original complaint with an amended complaint, in which it asserts claims for breach of promissory note, breach of oral contract, common count money had and received, and common count money lent. The amended complaint seeks damages in the sum of at least $100,000 plus interest, costs, and attorneys fees. The Company and the individual defendants deny liability and intend to defend the claims.

RDS Touring and Promotions, Inc. v. CirTran Beverage Corp., CirTran Corp., and CirTran Media Corp., in the Superior Court of the State of California, County of Los Angeles, Case No. BC454112. On January 31, 2011, RDS Touring and Promotions, Inc., filed a complaint asserting claims for breach of settlement agreement, fraud in the inducement, and fraud and deceit (false promise). The Company has filed a motion to dismiss the fraud claims and the contract claim against all defendants other than the Company. The Company disputes the allegations of fraud. The Company does not deny that it is currently in breach of the settlement agreement.

American Express Travel Related Services Company, Inc., v. CirTran Corporation, dba Diverse Media Group and Iehab Hawatmeh, in the Third District Court, State of Utah, Salt Lake County. In this action, American Express asserts a claim for $108,029.38 in principal and $24,269.62 in interest due on a credit card account. The Company denies liability and intends to defend the claim.

Ayad Jaber, Ramzy Fakhoury, Haya Enterprises, LLC. V. CirTran Beverage Corporation, Play Beverages LLC, Iehab Hawatmeh, and Fadi Nora, in the Superior Court of the State of California, County of Orange, Case No. 0443807. On January 24, 2011, these plaintiffs filed a complaint asserting claims based on alleged breaches of various written and oral promises, seeking damages of $700,000 in principal from the Company, plus $1,219,520 in principal from all defendants, plus $200,000 from Fadi Nora, plus other unspecified amounts. Company intends to deny claims and file counter claims.

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

Calendar Quarter Ended               High Bid                 Low Bid
March 31, 2009                    $        0.003           $        0.001
June 30, 2009                     $        0.006           $        0.001
September 30, 2009                $        0.018           $        0.003
December 31, 2009                 $        0.013           $        0.006
March 31, 2010                    $        0.008           $        0.004
June 30, 2010                     $        0.005           $        0.002
September 30, 2010                $        0.004           $        0.002
December 31, 2010                 $        0.003           $        0.001

As of April 15, 2011, we had approximately 3,000 shareholders.

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

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under the Company's Stock Plans at April 15, 2010.

                              Number of securities   Weighted-average     Number of securities
                               to be issued upon    exercise price of     remaining available
                                 exercise of           outstanding        for future issuance
                              outstanding options,   options, warrants,      under equity
      Plan Category           warrants and rights      and rights          compensation plans
----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders         40,200,000            $      0.014              37,840,000
----------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by shareholders          None                   None                  None
----------------------------------------------------------------------------------------------------
   Total                         40,200,000            $      0.014              37,840,000
----------------------------------------------------------------------------------------------------

Recent Sales of Securities

There were no sales of securities during 2010. The following sales of securities occurred during 2009:

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

In addition, on July 14, 2009, the Company entered into a Stock Purchase Agreement with Mr. Nora to purchase 75,000,000 shares of our common stock at a purchase price of $.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director us. Mr. Nora and we acknowledged in the purchase agreement that we did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once we have sufficient shares to do so. As of December 31 2010, we showed the balance of $225,000 as an accrued liability on the balance sheet.

Also, on July 14, 2009, we entered into a Stock Purchase Agreement with our president to purchase 50,000,000 shares of our common stock at a purchase price of $.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by our president to us. Mr. Hawatmeh and we acknowledged in the purchase agreement that we did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once we have sufficient shares to do so. As of December 31, 2010, we showed the balance of $150,000 as an accrued liability on the balance sheet.

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

ITEM 5.  SELECTED FINANCIAL DATA

Not required.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We conduct business through multiple subsidiaries and divisions: CirTran USA, Racore Technology, CirTran Asia, CirTran Products, CirTran Media Group, CirTran Online, and CirTran Beverage.

CirTran USA accounted for 2 percent and 13 percent of our total revenues during 2010 and 2009, respectively, generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables. On March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company ("Katana") entered into certain agreements related to the Company's re-alignment of its legacy electronic manufacturing business (the "Agreements"). (See Note 18)

CirTran Asia manufactures and distributes electronics, consumer products and general merchandise to companies with international markets. Such sales were 1 percent and 2 percent of our total revenues during 2010 and 2009, respectively.

CirTran Products pursues contract manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. These sales comprised less than 1 percent and 1 percent of total sales respectively for each of the years ended December 31, 2010 and 2009.

CirTran Media provides end-to-end services to the direct response and entertainment industries. The Company had no revenues relating to this subsidiary in 2010 or 2009.

CirTran Online sells products via the internet, and provides services and support to internet retailers. In conjunction with partner GMA, revenues from this division were 12 percent and 26 percent of total revenues in 2010 and 2009, respectively.

CirTran Beverage was organized, in May 2007, to arrange for the manufacture, marketing and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise. The Company also entered into an agreement with PlayBev, a newly consolidated entity, which holds the Playboy license. The Company provides development and promotional services to PlayBev. The Company also sold energy drink beverages during 2010 and 2009, which amounted to 85 percent and 18 percent of total sales. Playbev billings for development and marketing services accounted for 40 percent of total sales for 2009.

RESULTS OF OPERATIONS - COMPARISON OF YEARS ENDED DECEMBER 31, 2010 AND 2009

Sales and Cost of Sales

Net sales for the year ended December 31, 2010, totaled $9,044,902, as compared to $9,732,855 for the year ended December 31, 2009. If PlayBev had been accounted for on a consolidated basis as of December 31, 2009, then sales would have been $5,956,754 for that year, resulting in a 52 percent increase from 2009 to 2010. The increase is primarily attributable to revenue from international beverage sales. Net sales in the Contract Manufacturing segment fell $267,882 in year ended December 31, 2010, as compared to the same period in 2009. Net sales in the Marketing and Media segment fell by $5,255,624 in 2010 as compared to 2009. Beverage Distribution revenue increased to $7,712,492 for the year ended December 31, 2010, as compared to $1,784,028 for the year ended December 31, 2009. The increase continues to be driven by strong interest internationally for the Playboy branded energy drinks,

Cost of sales, as a percentage of sales, decreased to 65 percent for the year ended December 31, 2010, as compared to 98 percent for the prior year ended December 31, 2009. Consequently, the gross profit margin increased to 35 percent from 2 percent, respectively, for the same time period. The increase in gross profit margin is attributable to the continued sales mix shift into the CirTran Beverage products and services along with the consolidation of PlayBev. The primary CirTran Online products and services are governed by the arrangement we have with GMA. Pursuant to our Assignment and Exclusive Services Agreement, we recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. This management fee is included in our cost of revenue.

The following charts present (i) comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media, and Beverage Distribution during 2010 and 2009; and (ii) comparisons during these two years for each segment between sales generated by pre-existing customers and sales generated by new customers.

     SEGMENT              YEAR      SALES     COST OF SALES   ROYALTY EXPENSE   GROSS LOSS / MARGIN
Electronics Assembly      2010   $   170,444  $     255,940   $           -     $       (85,496)
                          2009     1,263,335      1,693,245               -            (429,910)
Contract Manufacturing    2010        66,880              -               -              66,880
                          2009       334,762        129,755               -             205,007
Marketing / Media         2010     1,095,086      1,037,563               -              57,523
                          2009     6,350,710      6,021,175               -             329,535
Beverage Distribution     2010     7,712,492      2,352,840       2,257,582           3,102,070
                          2009     1,784,028        975,820         745,121              63,087

Selling, General and Administrative Expenses

During the year ended December 31, 2010, selling, general and administrative expenses increased by 30 percent as compared to the year ended December 31, 2009. The increase of $1,326,463 in selling, general and administrative expenses was driven primarily by increased media and promotional expenses, higher labor related expenses, and an increase in shipping and travel costs.

Non-cash compensation expense

Non-cash compensation expense, resulting from the obligation to grant options to employees and outside attorneys to purchase common stock, increased to $374,783 during the year ended December 31, 2010, compared to $98,281 during the year ended December 31, 2009. No stock options were granted to employees during the year ended December 31, 2009 or 2010. The increase in non-cash compensation expense relates to the vesting of previous granted options and the measurement of stock options required to be granted per their employment contracts.

Other income and expense

Interest expense for the year ended December 31, 2010, was $1,177,761 as compared to $1,221,004 for the year ended December 31, 2009, a decrease of 4 percent. The interest expense recorded in the consolidated statements of operations combines both accretion expense and interest expense. The decrease in interest expense was driven by a $210,255 reduction in accretion expense recorded for the year ending December 31, 2010, as compared to the year ending December 31, 2009. Derivative accounting treatment of convertible debentures with embedded derivative features requires accretion of the carrying value of the convertible debenture until the carrying value equals the face value of the instrument. During the year ending December 31, 2008, the carrying value of two of the convertible debenture equaled the face value of the instrument, and as a result, the accretion treatment ceased prior to 2008 (see Note 15 of the consolidated financial statements). Interest expense increased to $944,201 for the year ended December 31, 2010, as compared to the interest expense of $777,187 for the year ending December 31, 2009.

Interest income for the year ending December 31, 2010, decreased to $0 as compared to interest income of $518,600 for the year ended December 31, 2009. The change is due to the consolidation of PlayBev in the 2010 financials. The interest income balance has been eliminated in consolidation.

During the year ended December 31, 2009, we recorded impairment on our investment in Diverse Media Group (DTG) of $452,000. As of December 31, 2009 and 2010 the carrying value of the investment DTG stock was $0.

We recorded a loss of $889,297 on our derivative valuation for the year ending December 31, 2010, as compared to a gain of $100,295 recorded for the year ending December 31, 2009. The unfavorable swing in the derivative valuation is primarily the result of factors relating to the differing debt levels of the underlying convertible securities, together with the varying market values of our common stock.

As a result of these factors, our overall net loss from operations decreased to $4,954,638 for the year ended December 31, 2010, as compared to a net loss of $5,814,653 for the year ended December 31, 2009. The net loss attributable to the Company was $2,617,653 for 2010, and a net loss of $2,336,985 was attributable to a non-controlling equity interest in PlayBev.

LIQUIDITY AND CAPITAL RESOURCES

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $41,969,908 at December 31, 2010, and $39,140,068 at December 31, 2009. Net loss for the year ended December 31, 2010, was $4,954,638 as compared to $5,814,653 for the year ended December 31, 2009. Our current liabilities exceeded our current assets by $21,140,941 as of December 31, 2010, and by $14,864,374 as of December 31, 2009.
For the years ended December 31, 2010 and 2009, we experienced negative cash flows from operating activities of $688,240 and $485,406, respectively.

Cash

The amount of cash used in operating activities during the year ended December 31, 2010, increased by $202,834, as compared to the year ended December 31, 2009, driven primarily by the reduction of PlayBev-related marketing expenditures and an increase in prepaid customer deposits relating to international beverage shipments

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $156,883 during the year ended December 31, 2010. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable. As of December 31, 2009, the Company had $6,955,817 in related party receivables due from PlayBev. These receivables have been eliminated with the consolidation for accounting purposes of PlayBev as of December 31, 2010.

Accounts payable, accrued liabilities and short-term debt.

During the year ended December 31, 2010, accounts payable, accrued liabilities and short-term debt increased by more than $4.3 million to a combined balance of $14.3 million as of December 31, 2010. The increase was driven by an increase of $1.8 million in accrued liabilities, $865,000 increase in short term debt and $700,000 increase in accounts payable. The increase in accounts payable activity is a result of continued PlayBev-related services performed during the year for beverage development, distribution and marketing services. At December 31, 2010, we owed $3,827,538 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

Liquidity and financing arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations. We had an accumulated deficit of $41,969,908, along with a total stockholders' deficit of $19,111,797, at December 31, 2010. In addition, we have used, rather than provided, cash in our operations for the years ended December 31, 2010 and 2009, of $688,240 and $485,406, respectively. During the year ended December 31, 2010, our monthly operating costs and interest expense averaged approximately $608,000 per month.

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

Convertible Debentures

Highgate House Funds, Ltd. - In May 2005, we entered into an agreement with Highgate House Funds, Ltd ("Highgate") to issue a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of our assets. Highgate extended the maturity date of the Debenture to December 31, 2008. As of January 1, 2008 the interest rate increased to 12 percent. On August 11, 2009, we entered into a forbearance agreement (the "Forbearance Agreement") with YA Global Investment L.P. ("YA Global"), an assignee of Highgate. We agreed to repay our obligations under the Debentures per an agreed schedule set forth in the Forbearance Agreement. As of the December 31, 2010, the Company had paid $3,129,864 in principal on this note and a balance of $620,136 was outstanding at year end.

Subsequently, on January 24, 2011, the Company, certain of its subsidiaries listed below, and YA Global Investments (formerly known as Cornell Capital Partners, LP) ("YA") finalized an amended and restated forbearance agreement (the "A&R Forbearance Agreement") and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors. The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011. The Company's subsidiaries that entered into the A&R Forbearance Agreement were Racore Network, Inc. (hereinafter, "Racore"); Cirtran - Asia, Inc. (hereinafter, "Asia"); CirTran Beverage Corp. (hereinafter, "Beverage"); Cirtran Media Corp. (hereinafter, "Media"); Cirtran Online Corp. (hereinafter, "Online"); Cirtran Products Corp. (hereinafter, "Products"); and Cirtran Corporation (Utah) (hereinafter, "Cirtran Sub," and together with Racore, Asia, Beverage, Media, Online and Products, collectively, jointly and severally, the "Guarantors"). A more detailed description of the A&R Forbearance Agreement and related agreements, including the payment schedule and other terms and conditions, can be found in the section below, "Debentures - A&R Forbearance Agreement," and the A&R Forbearance Agreement and related exhibits were filed as exhibits to a Current Report on Form 8-K filed on January 28, 2011.

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

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008, Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock. The carrying value of the Debenture as of December 31, 2010 was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $227,392 as of December 31, 2010.

YA Global December Debenture - In December 2005, we entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008, and has a security interest in all the Company's assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008. As of January 1, 2008 the interest rate was increased to 12 percent. We agreed to repay our obligations under the Debentures per an agreed schedule set forth in the Forbearance Agreement. As of the December 31, 2010, the Company had not paid on the principal on this note and a balance of $1,500,000 was outstanding at year end.

Subsequently, on January 24, 2011, the Company, certain of its subsidiaries listed below, and YA Global Investments (formerly known as Cornell Capital Partners, LP) ("YA") finalized an amended and restated forbearance agreement (the "A&R Forbearance Agreement") and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors. The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011. The Company's subsidiaries that entered into the A&R Forbearance Agreement were Racore

Network, Inc. (hereinafter, "Racore"); Cirtran - Asia, Inc. (hereinafter, "Asia"); Cirtran Beverage Corp. (hereinafter, "Beverage"); Cirtran Media Corp. (hereinafter, "Media"); Cirtran Online Corp. (hereinafter, "Online"); Cirtran Products Corp. (hereinafter, "Products"); and Cirtran Corporation (Utah) (hereinafter, "Cirtran Sub," and together with Racore, Asia, Beverage, Media, Online and Products, collectively, jointly and severally, the "Guarantors"). A more detailed description of the A&R Forbearance Agreement and related agreements, including the payment schedule and other terms and conditions, can be found in the section below, "Debentures - A&R Forbearance Agreement," and the A&R Forbearance Agreement and related exhibits were filed as exhibits to a Current Report on Form 8-K filed on January 28, 2011.

The YA Global Debenture was issued with 10,000,000 warrants, with an exercise price of $0.09 per share. The warrants vest immediately and have a three-year life. As a result of the May 2007 1.2-for1 forward stock split, the effective number of vested warrants increased to 12,000,000. On December 31, 2008, all 12,000,000 warrants have expired.

In connection with the A&R Forbearance Agreement, the Company agreed to issue a new warrant (the "Warrant") to purchase up to 25,000,000 shares of the Company's common stock. The exercise price of the Warrant is $0.02 per share, subject to adjustment as described in the Warrant, and includes a cashless exercise provision. The Warrant expires on December 31, 2015.

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

As of December 31, 2010, YA Global had not converted any of the December Debenture into shares of the Company's common stock. As a result, the carrying value of the debenture as of December 31, 2010, remains $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of December 30, 2010, was determined to be $600,015.

YA Global August Debenture - In August 2006, we entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture"). We agreed to repay our obligations under the Debentures per an agreed schedule set forth in the Forbearance Agreement. As of the December 31, 2010, the Company had paid $458,782 in principal on this note and a balance of $1,041,218 was outstanding at year end.

Subsequently, on January 24, 2011, the Company, certain of its subsidiaries listed below, and YA Global Investments (formerly known as Cornell Capital Partners, LP) ("YA") finalized an amended and restated forbearance agreement (the "A&R Forbearance Agreement") and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors. The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011. The Company's subsidiaries that entered into the A&R Forbearance Agreement were Racore Network, Inc. (hereinafter, "Racore"); Cirtran - Asia, Inc. (hereinafter, "Asia"); Cirtran Beverage Corp. (hereinafter, "Beverage"); Cirtran Media Corp. (hereinafter, "Media"); Cirtran Online Corp. (hereinafter, "Online"); Cirtran Products Corp. (hereinafter, "Products"); and Cirtran Corporation (Utah) (hereinafter, "Cirtran Sub," and together with Racore, Asia, Beverage, Media, Online and Products, collectively, jointly and severally, the "Guarantors"). A more detailed description of the A&R Forbearance Agreement and related agreements, including the payment schedule and other terms and conditions, can be found in the section below, "Debentures - A&R Forbearance Agreement," and the A&R Forbearance Agreement and related exhibits were filed as exhibits to a Current Report on Form 8-K filed on January 28, 2011.

In connection with the August Purchase Agreement, we also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants have an exercise price of $0.06 per share, and originally were to expire three years from the date of issuance. In connection with the Forbearance Agreement, the term of these warrants was extended to August 23, 2010. As noted above, in connection with the A&R Forbearance Agreement, the Company agreed to issue a new warrant (the "Warrant") to purchase up to 25,000,000 shares of the Company's common stock.

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

YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock during the year ended December 31, 2009. As of December 31, 2010, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature and warrants was $511,785 as of December 31, 2010.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

Please see the section below, "Debentures - A&R Forbearance Agreement," for a more complete discussion of the A&R Forbearance Agreement.

Debentures - A&R Forbearance Agreement.

On January 24, 2011, the Company, certain of its subsidiaries listed below, and YA Global Investments (formerly known as Cornell Capital Partners, LP) ("YA") finalized an amended and restated forbearance agreement (the "A&R Forbearance Agreement") and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors. The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011.

         A&R Forbearance Agreement

An overview and summary of the A&R Forbearance Agreement between the Company and YA, together with other agreements entered into in connection with the A&R Forbearance Agreement, follows. The summaries of the terms and conditions of the A&R Forbearance Agreement and the other agreements do not purport to be complete, and are qualified in their entirety by reference to the full text of the agreements which were filed as exhibits to a Current Report on Form 8-K filed on January 28, 2011.

The A&R Forbearance Agreement related specifically to three debentures issued by the Company to YA or its predecessor entities: a May 26, 2005, debenture in the principal amount of $3,750,000 (the "May Debenture"), a December 30, 2005, debenture in the principal amount of $1,500,000 (the "December Debenture"), and an August 23, 2006, debenture in the principal amount of $1,500,000 (the "August Debenture," and collectively with the May Debenture and the December Debentures, the "Debentures"), together with certain other agreements entered into in connection with the issuance of the Debentures (collectively, the "Financing Documents").

The parties to the A&R Forbearance Agreement are the Company; YA; and the following subsidiaries of the Company: Racore Network, Inc. (hereinafter, "Racore"); Cirtran - Asia, Inc. (hereinafter, "Asia"); CirTran Beverage Corp. (hereinafter, "Beverage"); Cirtran Media Corp. (hereinafter, "Media"); Cirtran Online Corp. (hereinafter, "Online"); Cirtran Products Corp. (hereinafter, "Products"); and Cirtran Corporation (Utah) (hereinafter, "Cirtran Sub," and together with Racore, Asia, Beverage, Media, Online and Products, collectively, jointly and severally, the "Guarantors"). The A&R Forbearance Agreement references certain events of default under the Financing Documents, and notes that the Company and the Guarantors (collectively, the "Obligors") had requested that YA forbear from enforcing its rights and remedies under the Financing Documents, and sets for the agreement between the Obligors and YA with respect to such forbearance.

Specifically, the Obligors agreed to waive any claims against YA, and released any such claims the Obligors may have had. The Obligors also ratified their respective obligations under the Financing Documents, and agreed to the satisfaction of certain conditions precedent, including the following: payment of certain funds to YA at the time of execution of the A&R Forbearance Agreement; the entry by Iehab Hawatmeh, President of the Company, into a Guaranty Agreement and a Pledge Agreement (both discussed below); the entry into a Ratification and Joinder Agreement by the Obligors (discussed below); the execution of a confession of judgment in a litigation matter between YA, the Company, and Katana Electronics, LLC ("Katana"); and the delivery of a new warrant (the "Warrant") to YA (discussed below).

Additionally, the Obligors agreed to seek to obtain waivers from their respective landlords at their properties in Utah and Arkansas; agreed to seek to obtain deposit account control agreements from the Company's banks and depository institutions; and to repay the Company's obligations under the Debentures on the following schedule:

      i. $225,000.00, on or before the date of the A&R Forbearance Agreement to be applied as follows (x) $75,000.00 in reimbursement of the legal fees and expenses incurred by the Lender as required by Paragraph 18, below, and (y) $150,000.00 applied first to accrued but unpaid interest and then to the principal balance of the Obligations;

      ii.   $75,000.00 on February 1, 2011;

      iii.  $75,000.00 on March 1, 2011;

      iv.   $75,000.00 on April 1, 2011;

      v.    $200,000.00 on May 1, 2011;

      vi.   $200,000.00 on June 1, 2011;

      vii.  $200,000.00 on July 1, 2011;

      viii. $200,000.00 on August 1, 2011;

      ix.   $200,000.00 on September 1, 2011;

      x.    $200,000.00 on October 1, 2011;

      xi.   $200,000.00 on November 1, 2011;

      xii.  $200,000.00 on December 1, 2011; and

      xiii. the remaining balance of the Obligations shall be paid in full in good and collected funds by federal funds wire transfer on or before the earlier of (i) the occurrence of a Termination Event (as defined in the A&R Forbearance Agreement), or (ii) 3:00 P.M. (prevailing Eastern time) on December 31, 2011 (the "Termination Date").

We made our required payments through March 1, 2011 as required under the schedule above. As of the date of this report we had not made the required April 1, 2011 payment.

Pursuant to the A&R Forbearance Agreement, the parties agreed that the Company, subject to the consent of YA, may choose to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85% of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment date. The amount applied as a payment on the note and accrued interest will be adjusted to the value of the actual proceeds from the sale of the stock.

In exchange for the satisfaction of such conditions and agreements from the Obligors, YA agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the Debentures into shares of the Company's common stock, until the earlier of (i) the occurrence of a Termination Event (as defined in the A&R Forbearance Agreement), or (ii) the Termination Date, which is given as December 31, 2011. Notwithstanding the foregoing, nothing contained in the A&R Forbearance Agreement or the other Forbearance Documents will be deemed to constitute a waiver by YA of any default or event of default, whether now existing or hereafter arising (including, without limitation, the existing defaults listed in the A&R Forbearance Agreement), and/or its right to convert the Debentures into shares of the Company's common stock.

         Guaranty Agreement and Pledge Agreement

In connection with the A&R Forbearance Agreement, Mr. Hawatmeh entered into a Guaranty Agreement and a Pledge Agreement. Pursuant to the Guaranty Agreement, Mr. Hawatmeh agreed to guarantee to YA the full payment and prompt performance of all of the obligations in the A&R Forbearance Agreement. Pursuant to the Pledge Agreement, Mr. Hawatmeh agreed to pledge a first priority security interest in one-half of his membership units in Play Beverages, LLC ("PlayBev") to secure the payment of the obligations under the A&R Forbearance Agreement and the Guaranty Agreement.

         Ratification and Joinder to Collateral Agreements

The Company, CirTran Sub, and the other Obligors also entered into a Ratification and Joinder to Collateral Agreements, pursuant to which CirTran Sub agreed to be bound by the terms and conditions of, and to be a party to, the Global Security Agreement (entered into in connection with the Prior Forbearance Agreement) and the Global Guaranty Agreement (entered into in connection with the Prior Forbearance Agreement). (The terms of the Global Guaranty Agreement and the Global Security Agreement were described in, and attached as exhibits to, the Company's Current Report on Form 8-K, filed with the SEC on August 17, 2009. For a more complete description of these agreements, please see that filing.)

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

RELATED PARTY TRANSACTIONS

Play Beverages, LLC

Effective January 1, 2010, the Company began to consolidate into its financial statements the accounts of PlayBev Corporation, formerly an unconsolidated related party. PlayBev Corporation holds the Playboy license and is majority-owned by the Company and its related parties. In prior years, PlayBev was not required to be consolidated due to lack of control over significant decisions by the Company or its affiliates. However. in the fourth quarter of 2010, the Company reevaluated its relationship with PlayBev and concluded that it was required to consider whether it had a variable interest in PlayBev. Management concluded that PlayBev's level of equity was not sufficient to permit PlayBev to operate on its own without additional subordinated support and that the Company was the primary beneficiary for accounting purposes.

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

In an effort to finance the initial development and marketing of the new drink, the Company with other investors formed After Bev Group LLC ("AfterBev"), a California limited liability company and partially owned, consolidated subsidiary of the Company. The Company contributed its expertise in exchange for an initial 84 percent membership interest in AfterBev. The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. The Company borrowed an additional $250,000 from an individual, and contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions. The Company previously recorded this $750,000 amount as an investment in PlayBev, accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted the Company, PlayBev agreed to appoint the Company's president and one of the Company's directors to two of PlayBev's three executive management positions. Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by the Company president and one of the Company's directors. On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent. Since 2007, the two affiliates personally purchased membership interests from PlayBev directly and from other PlayBev members constituting an additional 23.1 percent, which aggregated 34.35 percent. Despite the combined 90.5 percent interest owned by these affiliates and the Company, the Company cannot unilaterally control significant operating decisions of PlayBev, as the amended operating agreement requires that various major operating and organizational decisions be agreed to by at least 95 percent of all members. The other members of PlayBev are not affiliated with the Company. In previous years, management concluded that while PlayBev is a related party, the Company did not have the ability to unilaterally control significant operating decisions of PlayBev, and therefore had not accounted for PlayBev's operations as if it was a consolidated subsidiary. However, on January 1, 2010, the Company adopted ASU 2009-17 (ASC Topic 810, Consolidation), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities ("VIEs") and requires additional disclosures concerning an enterprise's continuing involvement with VIEs. The Company evaluated the impact of this guidance and determined that the adoption resulted in the December 31, 2010, consolidation of PlayBev.

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement, we were appointed as the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, we assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to our gross profits from collected beverage sales, less 20 percent of our related cost of goods sold, and 6 percent our collected gross sales. We incurred $745,121 in royalty expenses due to PlayBev during the year ended December 31, 2009. The intercompany royalty and expense items have been eliminated in the consolidated financial statements as of and for the year ended December 31, 2010.

We also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are to be billed to PlayBev and recorded as an account receivable from PlayBev. We initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008 we agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. As of March 19, 2008 we also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. We have billed PlayBev for marketing and development services totaling $3,776,101 for the year ended December 31, 2009, which has been included in revenues for our marketing and media segment during 2009. As of December 31, 2009, the interest accrued on the balance owing from PlayBev totaled $735,831. The net amount due us from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $6,955,817 at December 31, 2009. All these intercompany balances have been eliminated in the consolidated financial statements as of December 31, 2010.

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

Throughout the balance of 2007, as energy drink development and marketing activities progressed, we raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were our stockholders. In some cases, we sold a portion of its membership interest, including voting rights. In other cases, we sold merely a portion of its share of future AfterBev profits and losses. By the end of 2007, after taking into account the two interests it had assigned, we had retained a net 14 percent interest in AfterBev's profits and losses, but had retained 52 percent of all voting rights in AfterBev. We recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of our original share of AfterBev.

At the end of 2007, we agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of our remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, which is one our directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he purchased a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, by the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev's profits and losses. In turn, the director loaned $834,393 to us in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to us. During the year ended December 31, 2009, the director advanced an additional $500,000 to us for his purchase of an additional 3 percent interest in PlayBev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to us. As of December 31, 2010 we still owed the director $686,999 in the form of unsecured advance. In addition, during the year ended December 31, 2009 one of our directors and our president purchased 6 percent and 5 percent of AfterBev shares, respectively, in private sales from existing shareholders of Afterbev.

Global Marketing Alliance

We entered into an agreement with GMA, and hired GMA's owner as the Vice President of CirTran Online (CTO), one of our subsidiaries. Under the terms of the agreement, we outsource to GMA the online marketing and sales activities associated with our CTO products. In return, we provide bookkeeping and management consulting services to GMA, and pay GMA a fee equal to five percent of CTO's online net sales. In addition, GMA assigned to us all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and we also assumed the related contractual performance obligations. We recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. We recognized gross revenues from GMA related products and services in the amount of $1,095,086 and $2,572,955 for the years ended December 31, 2010 and 2009, respectively.

Transactions involving Officers, Directors, and Stockholders

Don L. Buehner was appointed to our Board of Directors as of October 1, 2007. For services to be rendered in 2008, we granted Mr. Buehner an option during 2007 to purchase 2,400,000 shares of our common stock. Prior to his appointment as a director, Mr. Buehner bought the building housing our principal executive offices in Salt Lake City in a sale/leaseback transaction. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. We pay Mr. Buehner a monthly lease payment of $10,000, which is subject to annual adjustments in relation to the Consumer Price Index. We believe that the amount charged and payable to Mr. Buehner under the lease is reasonable and in line with local market conditions. Mr. Buehner retired from our Board of Directors in June 2008.

In connection with the assignment of the Purchase Orders pursuant to the Assignment Agreement, we entered into a Sublease Agreement with Katana (the "Sublease"). We lease from Don L. Buehner the real property and its improvements located at 4125 South 6000 West, West Valley, Utah, 84128 (the "Premises"). Pursuant to the terms of the Sublease, we will sublease a certain portion of the Premises to Katana consisting of the warehouse, electronics product manufacturing and assembly area, and office space used as of the close of business on March 4, 2010, for our legacy electronics manufacturing business. The term of the Sublease is for two (2) months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month.

In 2007, we appointed Fadi Nora to our Board of Directors. In addition to compensation we normally pay to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by us directly through Mr. Nora's efforts. As of December 31, 2010, we owed $45,826 under this arrangement. Mr. Nora also is entitled to a bonus equal to five percent of the amount of any investment proceeds received by us that are directly generated and arranged by him if the following conditions are satisfied: (i) his sole involvement in the process of obtaining the investment proceeds is the introduction of the Company to the potential investor, but that he does not participate in the recommendation, structuring, negotiation, documentation, or selling of the investment, (ii) neither the Company nor the investor are otherwise obligated to pay any commissions, finders fees, or similar compensation to any agent, broker, dealer, underwriter, or finder in connection with the investment, and (iii) the Board in its sole discretion determines that the investment qualifies for this bonus, and that the bonus may be paid with respect to the investment. During 2009 and 2010, Mr. Nora has received no compensation under this arrangement, and at December 31, 2010, we did not owe him under the arrangement.

In 2007, we also entered into a consulting agreement with Mr. Nora, whereby we assigned to him approximately one-third of our share in future AfterBev cash distributions. In return, Mr. Nora assisted in the initial AfterBev organization and planning, and continued to assist in subsequent beverage development and distribution activities. The agreement also provided that as we sold a portion of our membership interest in AfterBev, Mr. Nora would be owed his proportional assigned share distribution in the proceeds of such a sale. Distributable proceeds due to Mr. Nora at the end of 2007 were $747,290. In January 2008, he agreed to relinquish this amount, plus an additional $116,683, in exchange for a 24 percent interest in AfterBev's profits and losses. Accordingly, he purchased a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, through the end of December 31, 2008, Mr. Nora had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev's profits and losses. In turn, Mr. Nora loaned $834,393 to us in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to us. During 2009, Mr. Nora advanced an additional $500,000 to us for his purchase of an additional 3 percent interest in Playbev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to us. As of December 31, 2010 we still owed Mr. Nora $686,999 in the form of unsecured advances. In addition, the Company owed Mr. Nora $981,046 in accounts payable as of December 31, 2010 for selling, general and administrative expenses that were paid for by Mr. Nora on a personal credit card. The Company also owed Mr. Nora $220,000 in PlayBev management fees, $55,000 in Board of Director fees, and $60,600 in investment commissions.

Prior to his appointment with us, Mr. Nora was also involved in the ANAHOP private placement of common stock. On April 11, 2008, Mr. Nora disassociated himself from the other principals of ANAHOP, and as part of the asset settlement relinquished ownership to the other principals of 12,857,144 shares of our common stock, along with all of the warrants previously assigned to him.

In 2007, the Company issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000. The note was due on demand after May 2008. During the years ended December 31, 2010 and 2009, the Company repaid principal and interest totaling $71,013 and $22,434, respectively. At December 31, 2010, the principal amount owing on the note was $159,442. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During 2010, the Company paid $52,500 towards the outstanding notes. The principal balance owing on the promissory notes as of December 31, 2010, totaled $51,916

During the year ended December 31, 2008, our president advanced the Company $778,600. Of that amount, $600,000 was used to purchase interest in Playbev directly which resulted in a reduction of $600,000 of amounts owed by Playbev to the Company. During 2009 our president advanced an additional $500,000 to the company for his purchase of an additional 3 percent interest in Playbev, which resulted in a reduction of $500,000 of amounts owed by Playbev to the Company. As of December 31, 2010 we owed our President $310,257 in unsecured advances.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2009, it was determined that the Company's investment in Diverse Talent Group was impaired, and the Company recorded a loss on investment in the amount of $452,000.Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $444,456 and $444,455 for each of the years ended December 31, 2010 and 2009, respectively.

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

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision of our Chief Executive Officer / Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2010, because of certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

Changes in Internal Control over Financial Reporting

During the twelve months ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, processor report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

As of December 31, 2010, management identified the following material weaknesses:

      o Control Environment - We did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

            o Segregation of Duties - As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

            o Entity Level Controls - We failed to maintain certain entity-level controls as defined by the framework issued by COSO. Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise.

      o Financial Reporting Process - We did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the effects of the consolidation of PlayBev LLC as a variable interest entity, allowances for bad debt, impairment of long lived assets, calculation and recognition of energy drink royalties, proper accounting for embedded derivative liabilities, and proper recognition of year end accrued liabilities. However, management believes that these issues have been addressed and appropriately reflected within this annual report and the included consolidated financial statements.

      o Inventory - We failed to maintain effective internal controls over the tracking of inventory and adjusting its' corresponding cost to reflect lower of cost or market.

      o Access to Cash - Our Company President has debit cards for most of the Company's bank accounts and ability to transfer from his personal bank account and the Company's bank accounts.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information concerning the executive officers and directors of CirTran as of April 15, 2011:

Name                         Age         Position

Iehab J. Hawatmeh            44          President, Chief Executive Officer,
                                         Director,
                                         Chairman of the Board, Chief Financial
                                         Officer

Fadi Nora                    50          Director

Iehab J. Hawatmeh founded our predecessor company in 1993 and has been our Chairman, President and CEO since July 2000. Mr. Hawatmeh oversees all daily operation including technical, operational and sales functions for the Company. Mr. Hawatmeh is currently functioning in a dual role as Chief Financial Officer. Prior to his involvement with the Company, Mr. Hawatmeh was the Processing Engineering Manager for Tandy Corporation overseeing that company's contract manufacturing printed circuit board assembly division. In addition, he was responsible for developing and implementing Tandy's facility Quality Control and Processing Plan model. Mr. Hawatmeh received a Master's of Business Administration from University of Phoenix and a Bachelor's of Science in Electrical and Computer Engineering from Brigham Young University. Since the company was founded in 1993, we have employed a traditional board leadership model, with our chief executive officer also serving as chairman of our board of directors. We believe this traditional leadership structure benefits our company. A combined chairman/CEO role helps provide strong, unified leadership for our management team and board of directors. Our customers, suppliers and other business partners have always viewed the chairman/CEO of Company as a visionary leader in our industry, and we believe that having a single leader for the company is good for our business. Accordingly, we believe a combined chairman/CEO position is the best governance model for our company and our shareholders.

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

The Company believes Mr. Nora continues to be a strong contributor to the management and growth of the Company, both domestically and internationally. Mr. Nora has a strong finance background and his experience has helped us with strong investor relationships. He has also be a leader in obtaining the necessary financing required to grow our business in the beverage industry.

Shaher Hawatmeh, Chief Operating Officer, joined our predecessor company in 1993 as its Controller shortly after its founding. He has served in his present capacity since June 2004. Mr. Hawatmeh directly oversees all daily manufacturing production, customer service, budgeting and forecasting for the Company. Following the Company's acquisition of Pro Cable Manufacturing in 1996, Mr. Hawatmeh directly managed the entire Company, supervising all operations for approximately two years and overseeing the integration of this new division into the Company. Prior to joining CirTran, Mr. Hawatmeh worked for the Utah State Tax Commission. Mr. Hawatmeh earned a Master's of Business Administration with an emphasis in Finance from the University of Phoenix and a Bachelor's of Science in Business Administration and a Minor in Accounting. Shaher Hawatmeh is the brother of our President, CEO and Chairman, Iehab Hawatmeh. As noted above, Mr. Shaher Hawatmeh resigned from the position of Chief Operating Officer of the Company on March 5, 2010.

Board of Directors

The Board is elected by and is accountable to the shareholders of the Company. The Board establishes policy and provides strategic direction, oversight, and control of the Company. The Board met one time during 2009 and 4 times during 2010. All directors attended all of the meetings.

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

Based solely upon a review of these forms that were furnished to the Company, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, the Company believes that all reports that were required to be filed by these individuals and persons under Section 16(a) were filed on time in fiscal year 2010, except as follows:

One of the Company's directors, Mr. Nora, has not filed a Form 4 or Form 5 since April 2008. He is in the process of preparing a Form 5 to make required disclosures, and anticipates filing the Form 5 in the second quarter of 2011.

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

                           Summary Compensation Table

                                                                                      Change in
                                                                          Non-       Pension Value
                                                                         Equity         and
                                                                        Incentive    Nonqualified     All
                                                                          Plan        Deferred       Other
                                                   Stock      Option     Compen-     Compensation    Compen-
 Name and Principal            Salary     Bonus    Awards     Awards     sation        Earnings      sation     Total
      Position         Year       $         $         $          $          $            $            $ (1)       $
        (a)            (b)       (c)       (d)       (e)        (f)        (g)          (h)           (i)        (j)
---------------------------------------------------------------------------------------------------------------------
Iehab J. Hawatmeh,
President and Chief
Executive Officer      2009    314,231      -         -       10,538        -             -          23,789      348,558
(3)                    2010    465,000   194,035      -       42,581        -             -          28,773      730,389

Shaher Hawatmeh,
Chief Operating        2009    210,000      -         -          -          -             -          21,456      231,456
Officer(2)             2010    210,000      -         -          -          -             -           7,266      217,266

      (1) Amounts for Mr. Iehab Hawatmeh and Shaher Hawatmeh include $12,250 and $9,000 for car allowance, respectively, and $13,539 each for payments of medical insurance premiums.

      (2) As noted above, Mr. Shaher Hawatmeh resigned from the Company on March 5, 2010.

      (3) Mr. Iehab Hawatmeh, has not received cash payments for salary during the year. His salary expense has been accrued.

Employment Agreements

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

On March 5, 2010 we entered into a Separation Agreement ("Agreement") with Mr. Shaher Hawatmeh. As of the date of the "Agreement" Mr. Hawatmeh's employment with us terminated and he no longer has any further employment obligations with us. In consideration of his execution of this "Agreement" we will pay Mr. Hawatmeh's "Separation Pay" of $210,000 in twenty-six bi-weekly payments. The first payment of the Separation Pay was to begin on March 19, 2010. We have made the first payment to Mr. Hawatmeh. Additional terms of the separation agreement include payment of all amounts necessary to cover health and medial premiums on behalf of Mr. Hawatmeh, his spouse and dependents through April 20, 2010, all outstanding car allowances and expense ($750) due and owing as of February 28, 2010, satisfaction and payment by us (with a complete release of Mr. Hawatmeh) of all outstanding amounts due and owing on our Corporate American Express Card (issued in the name of Shaher) and the issuance and delivery to Mr. Hawatmeh of ten million (10,000,000) share of our common stock within a reasonable time following authorization by our shareholders of sufficient shares to cover such issuance.

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

On May 1, 2009, PlayBev, a newly consolidated entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora. The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on behalf of the Company, a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel and repairs. The Company has accrued $420,000 in compensation, which is included in related party payables as of December 31, 2010.

Equity Compensation Plans

       Securities authorized for issuance under equity compensation plans

The following table sets forth information about securities that may be issued under the Company's equity compensation plans as of the date of this Annual Report.

                              Number of securities   Weighted-average     Number of securities
                               to be issued upon    exercise price of     remaining available
                                 exercise of           outstanding        for future issuance
                              outstanding options,   options, warrants,     under equity
      Plan Category           warrants and rights      and rights         compensation plans
----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders         40,200,000            $      0.014              37,840,000
----------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by shareholders          None                   None                  None
----------------------------------------------------------------------------------------------------
   Total                         40,200,000            $      0.014              37,840,000
----------------------------------------------------------------------------------------------------

                  Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding options and other equity awards exercised and the awards owned by the Named Executive Officers that have vested as of December 31, 2010.

             Option Awards                                       Stock Awards
--------------------------------------------------------------------------------------------------------------------------
                                                                                                              Incentive
                                                                                       Market     Equity        Plan
                                                                              Number   Value     Incentive     Awards:
                                              Equity                            of       of        Plan       Market or
                    Number of    Number of  Incentive                         Shares   Shares     Awards:      Payout
                    Securities   Securities    Plan                             or       or      Number of    Value of
                      Under-       Under-     Awards:                          Units    Units     Unearned     Unearned
                      lying        lying     Number of                          of       of        Shares,      Shares,
                     Unexer-      Unexer-   Securities                         Stock    Stock     Units, or    Units, or
                      cised       cisable   Underlying                          That     That       Other        Other
                     Options      Options   Unexercised   Option                Have     Have     Rights That  Rights That
                      (#)          (#)       Unearned    Exercise    Option     Not      Not       Have Not     Have Not
                      Exer-       Unexer-    Options      Price     Expiration Vested   Vested     Vested       Vested
    Name             cisable      cisable      (#)        ($)         Date      (#)      ($)         (#)          ($)
    (a)                (b)          (c)        (d)        (e)         (f)       (g)      (h)         (i)          (j)
--------------------------------------------------------------------------------------------------------------------------
Iehab J. Hawatmeh,  6,000,000       -           -        $0.013    01-18-12      -        -          -            -
President and       6,000,000       -           -        $0.012    11-21-12      -        -          -            -
Chief
Executive Officer
(1)

      (1) December 31, 2009 and 2010, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011. Amounts for Iehab J. Hawatmeh include amounts related to two separate grants of options, one at the beginning and one at the end of 2007. The former grant was intended to relate to services to be rendered during 2007, and the latter was intended to relate to services to be rendered during 2008.

DIRECTOR COMPENSATION

The table below summarizes the compensation paid by the Company to Directors for the fiscal year ended December 31, 2010.

                                                                   Change in
                                                                  Pension Value
                                                                       and
                     Fees                                          Nonqualified
                    Earned                          Non-Equity        Deferred
                    or Paid    Stock     Option    Incentive Plan  Compensation      All Other
                    in Cash    Awards    Awards    Compensation       Earnings    Compensation     Total
       Name           ($)       ($)     ($) (2)        ($)             ($)             ($)         ($)
       (a)            (b)       (c)       (d)          (e)             (f)             (g)         (h)
---------------------------------------------------------------------------------------------------------
Iehab Hawatmeh (1)     -         -         -            -               -               -           -

Fadi Nora (2)        20,000      -       53,703         -               -            27,261      100,964

      (1) Iehab Hawatmeh also served as an executive officer of the Company during 2010. He received compensation for his services as an executive officer, set forth above in the Summary Compensation Table. He did not receive any additional compensation for his services as director of the Company.

      (2) The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal year ended December 31, 2010, in accordance with accounting principles. Assumptions used in the calculation of these amounts are included in Note 21 to the Company's audited financial statements for the year ended December 31, 2010, included in this Annual Report on Form 10-K.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the ownership of the Company's common stock by each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding shares of common stock, or who is (i) each person who is currently a director, (ii) each Named Executive Officer, (iii) all current directors and Named Executive Officers as a group as of April 15, 2011.

                                             Amount and
                                             nature of
  (1) Title       (2) Name of                beneficial
   of class      beneficial owner            ownership        Percent of class
--------------------------------------------------------------------------------

Common Stock     Iehab J. Hawatmeh (1)       145,060,960           9.6%

                 Fadi Nora (2)                88,494,199           5.8%

                 All Officers and
                 Directors as a
                 Group
                 (2 persons)                 232,780,320          15.3%

      (1) Includes options to purchase up to 12,000,000 shares that can be exercised anytime at exercise prices ranging between $0.012 and $0.013 per share. Excludes shares underlying a Stock Purchase Agreement to purchase 50,000,000 shares.

      (2) Includes 2,599,500 shares beneficially owned by Mr. Nora's spouse. Also includes options to purchase up to 4,800,000 shares that can be exercised anytime at exercise prices ranging between $0.012 and $0.013 per share. Includes 12,000,000 shares received from Mrs. Sawabini, on behalf of her husband Mr. Fakhouri. Excludes shares underlying a Stock Purchase Agreement to purchase 75,000,000 shares.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Play Beverages, LLC

Effective January 1, 2010, the Company began to consolidate into its financial statements the accounts of PlayBev Corporation, formerly an unconsolidated related party. PlayBev Corporation holds the Playboy license and is majority-owned by the Company and its related parties. In prior years, PlayBev was not required to be consolidated due to lack of control over significant decisions by the Company or its affiliates. However. in the fourth quarter of 2010, the Company reevaluated its relationship with PlayBev and concluded that it was required to consider whether it had a variable interest in PlayBev. Management concluded that PlayBev's level of equity was not sufficient to permit PlayBev to operate on its own without additional subordinated support and that the Company was the primary beneficiary for accounting purposes.

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

In an effort to finance the initial development and marketing of the new drink, the Company with other investors formed After Bev Group LLC ("AfterBev"), a California limited liability company and partially owned, consolidated subsidiary of the Company. The Company contributed its expertise in exchange for an initial 84 percent membership interest in AfterBev. The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. The Company borrowed an additional $250,000 from an individual, and contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions. The Company previously recorded this $750,000 amount as an investment in PlayBev, accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment. Along with the membership interest granted the Company, PlayBev agreed to appoint the Company's president and one of the Company's directors to two of PlayBev's three executive management positions. Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by the Company president and one of the Company's directors. On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent. Since 2007, the two affiliates personally purchased membership interests from PlayBev directly and from other PlayBev members constituting an additional 23.1 percent, which aggregated 34.35 percent. Despite the combined 90.5 percent interest owned by these affiliates and the Company, the Company cannot unilaterally control significant operating decisions of PlayBev, as the amended operating agreement requires that various major operating and organizational decisions be agreed to by at least 95 percent of all members. The other members of PlayBev are not affiliated with the Company. In previous years, management concluded that while PlayBev is a related party, the Company did not have the ability to unilaterally control significant operating decisions of PlayBev, and therefore had not accounted for PlayBev's operations as if it was a consolidated subsidiary. However, on January 1, 2010, the Company adopted ASU 2009-17 (ASC Topic 810, Consolidation), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities ("VIEs") and requires additional disclosures concerning an enterprise's continuing involvement with VIEs. The Company evaluated the impact of this guidance and determined that the adoption resulted in the December 31, 2010, consolidation of PlayBev

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement, we were appointed as the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, we assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to our gross profits from collected beverage sales, less 20 percent of our related cost of goods sold, and 6 percent our collected gross sales. We incurred $745,121 in royalty expenses due to PlayBev during the year ended December 31, 2009. The intercompany royalty and expense items have been eliminated in the consolidated financial statements as of and for the year ended December 31, 2010.

We also agreed to provide services to PlayBev for initial development, marketing, and promotion of the new beverage. These services are to be billed to PlayBev and recorded as an account receivable from PlayBev. We initially agreed to carry up to a maximum of $1,000,000 as a receivable due from PlayBev in connection with these billed services. On March 19, 2008 we agreed to increase the maximum amount it would carry as a receivable due from PlayBev, in connection with these billed services, from $1,000,000 to $3,000,000. As of March 19, 2008 we also began charging interest on the outstanding amounts owing at a rate of 7 percent per annum. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. PlayBev has agreed to repay the receivable and accrued interest out of the royalties due PlayBev. We have billed PlayBev for marketing and development services totaling $3,776,101 for the year ended December 31, 2009, which has been included in revenues for our marketing and media segment during 2009. As of December 31, 2009, the interest accrued on the balance owing from PlayBev totaled $735,831. The net amount due us from PlayBev for marketing and development services, after netting the royalty owed to PlayBev, totaled $6,955,817 at December 31, 2009. All these intercompany balances have been eliminated in the consolidated financial statements as of December 31, 2010.

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

Throughout the balance of 2007, as energy drink development and marketing activities progressed, we raised additional funds by selling portions of its membership interest in AfterBev to other investors, some of whom were our stockholders. In some cases, we sold a portion of its membership interest, including voting rights. In other cases, we sold merely a portion of its share of future AfterBev profits and losses. By the end of 2007, after taking into account the two interests it had assigned, we had retained a net 14 percent interest in AfterBev's profits and losses, but had retained 52 percent of all voting rights in AfterBev. We recorded the receipt of these net funds as increases to its existing minority interest in AfterBev, and the rest as amounts owing as distributable proceeds payable to the two individuals with assigned interests of our original share of AfterBev.

At the end of 2007, we agreed to convert the amount owing to one of the individuals into a promissory note. In exchange, the individual agreed to relinquish his approximately one-third portion of our remaining share of AfterBev's profits and losses. Instead, the individual received a membership interest in AfterBev. In January 2008, the other assignee, which is one our directors, similarly agreed to relinquish the distributable proceeds owed to him, in exchange for an interest in AfterBev's profits and losses. Accordingly, he purchased a 24 percent interest in AfterBev's profits and losses in exchange for foregoing $863,973 in amounts due to him. Of this 24 percent, by the end of December 31, 2008, the director had sold or transferred 23 percent to unrelated investors and retained the remaining 1 percent interest in AfterBev's profits and losses. In turn, the director loaned $834,393 to us in the form of unsecured advances. Of the amounts loaned, $600,000 was used to purchase interest in PlayBev directly which resulted in a reduction of $600,000 of amounts owed by PlayBev to us. During the year ended December 31, 2009, the director advanced an additional $500,000 to us for his purchase of an additional 3 percent interest in PlayBev, which resulted in a reduction of $500,000 of amounts owed by PlayBev to us. As of December 31, 2010 we still owed the director $686,999 in the form of unsecured advance. In addition, during the year ended December 31, 2009 one of our directors and our president purchased 6 percent and 5 percent of AfterBev shares, respectively, in private sales from existing shareholders of Afterbev.

Global Marketing Alliance

We entered into an agreement with GMA, and hired GMA's owner as the Vice President of CirTran Online (CTO), one of our subsidiaries. Under the terms of the agreement, we outsource to GMA the online marketing and sales activities associated with our CTO products. In return, we provide bookkeeping and management consulting services to GMA, and pay GMA a fee equal to five percent of CTO's online net sales. In addition, GMA assigned to us all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and we also assumed the related contractual performance obligations. We recognize the revenue collected under the GMA contracts, and remit back to GMA a management fee approximating their actual costs. We recognized net revenues from GMA related products and services in the amount of $1,095,086 and $2,572,955 for the years ended December 31, 2010 and 2009, respectively.

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

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees for Fiscal 2010 and 2009

The aggregate fees billed to the Company by Hansen Barnett & Maxwell, P.C., the Company's Independent Registered Public Accounting Firm and Auditor, for the fiscal years ended December 31, 2010 and 2009, are as follows:

                                                            2010       2009
                                                       -----------  ------------
         Audit Fees (1)                                $   122,082  $   134,926
         Audit-Related Fees                                      -           -
         Tax Fees (2)                                  $     8,250  $     8,425
         All Other Fees                                          -           -

            (1) Audit Fees consist of the audit of our annual financial statements included in the Company's Annual Report on Form 10-K for its 2008 and 2009 fiscal years and Annual Report to Shareholders, review of interim financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

10.39 Amended and Restated Forbearance Agreement (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 28, 2011, and incorporated herein by reference).

21                Subsidiaries of the Registrant

31.1              Certification of President / Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350 - President / Chief Financial Officer

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CIRTRAN CORPORATION

 Date:  April 15, 2011          By: /s/ Iehab J. Hawatmeh
                                  -----------------------------------------
                                  President, Chief Financial Officer
                                  (Principal Executive Officer, Principal
                                  Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2011            /s/ Iehab Hawatmeh
                                  -----------------------------------------
                                  President, Chief Financial Officer,
                                  Principal Executive Officer, Principal
                                  Financial and Director

Date:  April 15, 2011            /s/ Fadi Nora
                                  -----------------------------------------
                                  Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon is filed as part of this Form 10-K:

                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009               F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2010 and 2009                                                 F-4

Consolidated Statement of Stockholders' Deficit for the
Years Ended December 31, 2009 and 2010                                     F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010 and 2009                                                 F-6

Notes to Consolidated Financial Statements                                 F-8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and the Shareholders
CirTran Corporation


We have audited the accompanying consolidated balance sheets of CirTran Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit, has suffered losses from operations and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/  HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 15, 2011

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,    December 31,
                                                       2010            2009
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                       $        4,767  $       8,588
  Trade accounts receivable, net of allowance
   for doubtful accounts of $455,253 and
   $290,806, respectively                                629,830        472,947
  Receivable due from related party                            -        670,266
  Inventory, net of reserve of $2,065,558
   and $2,045,052, respectively                          542,356        873,650
  Prepaid royalty                                        500,000              -
  Prepaid deposits                                       109,874         82,011
  Other                                                  379,929        720,712
--------------------------------------------------------------------------------
      Total current assets                             2,166,756      2,828,174

Investment in securities, at cost                        300,000        300,000
Investment in related party                                    -        750,000
Long-term receivable due from related party                    -      6,285,551
Long-term receivable, net of allowance of
  $367,024 and $0, respectively                        1,215,871      1,647,895
Property and equipment, net                              335,547        544,705
Intellectual property, net                               169,459      1,270,358
Other assets, net                                          8,267         14,538
--------------------------------------------------------------------------------
      Total assets                                $    4,195,900  $  13,641,221
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance        $      203,460  $     217,361
  Accounts payable                                     3,331,092      3,047,592
  Related party payable                                  420,000              -
  Short term advances payable                          3,827,538      2,962,339
  Accrued liabilities                                  4,761,611      2,941,876
  Accrued interest                                     1,930,355        947,536
  Deferred revenue                                     1,882,191      2,275,967
  Derivative liability                                 1,412,646        523,349
  Convertible debenture                                3,161,355      3,161,355
  Current portion of refundable customer deposits      1,117,387        828,933
  Current maturities of notes payable                    850,620        578,226
  Note payable to stockholders                           409,442        208,014
--------------------------------------------------------------------------------
      Total current liabilities                       23,307,697     17,692,548
--------------------------------------------------------------------------------

Refundable customer deposits, net of current
  portion                                                      -      1,719,000
Notes payable, less current maturities                         -        196,614
--------------------------------------------------------------------------------
Total liabilities                                     23,307,697     19,608,162

Stockholders' deficit
  CirTran Corporation stockholders' deficit:
    Common stock, par value $0.001; authorized
      1,500,000,000 shares; issued and
      outstanding shares: 1,498,972,923 and
      1,498,972,923, respectively                      1,498,968      1,498,968
  Additional paid-in capital                          29,128,672     29,117,928
  Subscription receivable                                (17,000)       (17,000)
  Accumulated deficit                                (41,969,908)   (39,140,068)
--------------------------------------------------------------------------------

      Total CirTran Corporation stockholders'
       deficit                                       (11,359,268)    (8,540,172)
--------------------------------------------------------------------------------
  Noncontrolling interest                             (7,752,529)     2,573,231
--------------------------------------------------------------------------------
      Total stockholders' deficit                    (19,111,797)    (5,966,941)
--------------------------------------------------------------------------------
      Total liabilities and stockholders' deficit $    4,195,900  $  13,641,221
--------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                     CIRTRAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,                        2010           2009
--------------------------------------------------------------------------------

Net sales                                         $    9,044,902  $   9,732,855
Cost of sales                                         (3,646,343)    (8,819,995)
Royalty Expense                                       (2,257,582)      (745,121)
--------------------------------------------------------------------------------

      Gross profit                                     3,140,977        167,739
--------------------------------------------------------------------------------

Operating expenses
  Selling, general and administrative expenses         5,738,682      4,412,219
  Non-cash compensation expense                          374,783         98,281
--------------------------------------------------------------------------------
      Total operating expenses                         6,113,465      4,510,500
--------------------------------------------------------------------------------

      Loss from operations                            (2,972,488)    (4,342,761)
--------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                    (1,177,761)    (1,221,004)
  Interest income                                              -        518,600
  Settlement of litigation                                     -       (490,000)
  Gain on settlement of litigation                             -         58,704
  Gain on sale/leaseback                                  81,074         81,074
  Loss on settlement of debt                             (81,666)        88,779
  Impairment of intellectual properties                        -       (156,340)
  Impairment of investments in securities                      -       (452,000)
  Other income                                            85,500              -
  Gain (loss) on derivative valuation                   (889,297)       100,295
--------------------------------------------------------------------------------
      Total other expense, net                        (1,982,150)    (1,471,892)
--------------------------------------------------------------------------------

      Net loss                                    $   (4,954,638) $  (5,814,653)
--------------------------------------------------------------------------------

      Net loss attributable to noncontrolling
       interest                                        2,336,985              -
--------------------------------------------------------------------------------

      Net loss attributable to CirTran            $   (2,617,653) $  (5,814,653)
--------------------------------------------------------------------------------

Basic and diluted loss per common share           $        (0.00) $       (0.00)
--------------------------------------------------------------------------------
Basic and diluted weighted-average
  common shares outstanding                        1,498,972,923  1,490,580,788
--------------------------------------------------------------------------------


                  The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010

                                        Common Stock           Additional                                    Non-
                                    Number                      paid-in     Subscription   Accumulated   Controlling
                                   of shares       Amount      capital       receivable      deficit      Interest         Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2008    1,426,262,586  $ 1,426,257  $  28,970,335  $    (17,000) $ (33,325,415) $  2,573,231  $   (372,592)
------------------------------------------------------------------------------------------------------------------------------------

Shares issued for partial
  conversion of debentures,
  including effect of
  derivative conversion             72,710,337       72,711        126,744             -              -             -       199,455

Options granted to employees,
  consultants and attorneys                  -            -          5,530             -              -             -         5,530

Warrants granted to consultants
  and attorneys                              -            -         15,319             -              -             -        15,319


Net loss                                     -            -              -             -     (5,814,653)            -    (5,814,653)
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2009    1,498,972,923    1,498,968     29,117,928       (17,000)   (39,140,068)    2,573,231    (5,966,941)

Cumulative Effect Adjustment                 -            -              -                     (212,187)   (7,988,775)   (8,200,962)

Options granted to employees,
consultants and attorneys                    -            -          3,986             -              -             -         3,986

Warrants granted to consultants
and attorneys                                -            -          6,758             -              -             -         6,758

Net loss                                     -            -              -             -     (2,617,653)   (2,336,985)   (4,954,638)
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2010    1,498,972,923  $ 1,498,968  $  29,128,672  $    (17,000) $ (41,969,908) $ (7,752,529)  (19,111,797)
------------------------------------------------------------------------------------------------------------------------------------


                  The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31,                       2010            2009
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                        $   (4,954,638) $  (5,814,653)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                       653,615        660,940
     Accretion expense                                   233,560        443,816
     Provision for doubtful accounts                     204,653        182,644
     Provision for obsolete inventory                     20,100      1,016,502
     Loss on assignment of intangibles                   205,462              -
     Gain on sale - leaseback                            (81,074)       (81,074)
     Impairment of intangibles                                 -        156,340
     Impairment of long term receivable                  367,024              -
     Impairment of investment in securities                    -        452,000
     Non-cash compensation expense                       374,783         98,281
     Loan costs and interest withheld from loan
       proceeds                                                -         15,662
     Litigation settled through note payable                   -        100,000
     Litigation settled through accrued liability              -        390,000
     Options issued to attorneys for services              6,758         20,849
     Change in valuation of derivative                   889,297       (100,295)
     Changes in assets and liabilities:
     Trade accounts receivable                          (361,536)      (164,630)
     Related party receivable                                  -     (3,236,974)
     Inventories                                         311,194       (438,877)
     Prepaid expenses and other current assets           (43,326)      (328,643)
     Accounts payable                                    283,501        844,821
     Related party payable                               420,000              -
     Accrued liabilities                               2,606,709      2,749,117
     Deferred revenue                                   (393,776)     1,688,915
     Customer deposits                                (1,430,546)       859,853
--------------------------------------------------------------------------------

      Net cash used in operating activities             (688,240)      (485,406)
--------------------------------------------------------------------------------

Cash flows from investing activities                           -              -

Cash flows from financing activities
  Proceeds from notes payable to related party                 -          4,611
  Payments on notes payable to related party             (48,571)       (22,434)
  Principal payments on long-term debt                   (54,169)      (106,854)
  Checks written in excess of bank balance               (13,901)        83,970
  Proceeds from short-term advances                    1,895,410      1,885,300
  Payments on short-term advances                     (1,094,350)    (1,359,300)
--------------------------------------------------------------------------------

      Net cash provided by financing activities          684,419        485,293
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                 (3,821)          (113)

Cash and cash equivalents at beginning of year             8,588          8,701
--------------------------------------------------------------------------------

Cash and cash equivalents at end of year          $        4,767  $       8,588
--------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



For the Years Ended December 31,                       2010            2009
--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid during the period for interest          $       74,686  $     651,203
Noncash investing and financing activities:
Net assets assumed in consolidation of PlayBev         8,650,962
Debt settled in exchange for intangible assets         2,600,747
Related party liability settled through
  reduction of related party receivable                        -      1,000,000
Accounts receivable settled through offset in
  short-term liability                                         -        100,480
Accrued liabilities settled on behalf of the
  Company for issuance of short-term advance                   -      1,949,490
Debt settled on behalf of Company for  issuance
  of short term advances                                 114,139      1,315,000
Stock issued in payment of notes payable and
  accrued interest                                             -        199,455
Return of property and equipment                               -         12,400
--------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

General - CirTran Corporation was founded in 1993 as an electronics contract manufacturer of printed circuit board assemblies. CirTran has since evolved and established itself as a leading international contract manufacturer. The Company provides services in the electronic manufacturing, consumer products, marketing and media, and beverage distribution. The Company's current focus is on the worldwide marketing and distribution of energy drinks, sport drinks and vitamin waters.

Basis of Presentation - CirTran Corporation, together with its subsidiaries collectively, the "Company" or "CirTran" consolidates all of its majority-owned subsidiaries and companies over which the Company exercises control through majority voting rights. The Company accounts for its investments in common stock of other companies that the Company does not control using the cost method.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., and CirTran Beverage Corp.

The consolidated financial statements also include the accounts of After Bev Group LLC ("AfterBev"), a majority controlled entity, and Play Beverages LLC ("PlayBev"), a newly consolidated variable interest entity. PlayBev holds a licence agreement with Playboy International, Inc. ("Playboy") to manufacture and distribute energy drinks and water under the Playboy name. In prior years, PlayBev was not required to be consolidated due to lack of control over significant decisions by the Company or its affiliates. Effective January 1, 2010, the Company determined that it was the primary beneficiary of PlayBev and began to consolidate into its financial statements the accounts of PlayBev.

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

Royalty income is included as part of sales. The company recognizes royalty revenue as it is earned. The customer distribution agreements generally specify minimum royalty fees due to the Company during the contract period. The Company recognizes royalty income on a straight-line basis over the term of the distribution agreement when based on management's analysis of sales history, the customer is not expected to meet the minimum required sales projections for the contract period.

Revenue on refundable customer deposits is applied to customer sales in agreement with the distribution agreement, unless the customer is in default with the terms of the distribution agreement and the deposit is forfeited. The Company recognizes revenue on refundable deposits in the event the customer defaults on the terms of the distribution contract.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

The Company signed an Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC ("GMA"), a related party, whereby revenues and all associated performance obligations under GMA's web hosting and training contracts were assigned to the Company. Accordingly, this revenue is recognized in the Company's financial statements when it is collected, along with the revenue of CirTran Online Corporation (see also Note 11).

The Company sold its building in a sale/leaseback transaction, and reported the gain on the sale as deferred revenue to be recognized over the term of lease pursuant to Accounting Standards Codification ("ASC 840-10"), Accounting for Leases (see also Note 7).

The Company through, its newly consolidated subsidiary PlayBev, has a product licence agreement with Playboy to manufacture, market and distribute energy drinks and water. The yearly costs of the license agreement have been recorded as a prepaid asset and are being amortized on a straight-line basis over the estimated life of the term. Prior to consolidation, the Company entered into a Manufacturing, Marketing and Distribution Agreement with PlayBev whereby the Company is the vendor of record in providing initial development, promotional, marketing, and distribution services marketing and distribution services. All amounts billed to PlayBev in connection with the development and marketing of its new energy drink have been included in revenue in 2009. For 2010, all intercompany balances have been eliminated in consolidation (see also Note 11).

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

Preproduction Design and Development Costs - The Company incurs certain costs associated with the design and development of molds and dies for its contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. The Company holds title to all molds and dies used in the manufacture of its various products. The Company held $2,010 and $2,010 in deposits at December 31, 2010 and 2009, respectively. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at December 31, 2010 and 2009, was $234,279 and $397,594, respectively.

Investment in Securities - The cost of the Company's cost-method investment consist of an investment in a private digital multi-media technology company which totaled $300,000 at December 31, 2010. The Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the value of this investment. Based on the evaluation no impairment was necessary as of December 31, 2010.

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

Depreciation expense for the years ended December 31, 2010 and 2009 was $209,159 and $216,485, respectively.

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

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically five to seven years. Amortization expense was $444,456 and $444,455 for the years ended December 31, 2010 and 2009, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair values of the derivative instruments are measured each quarter. The Company recorded an $889,297 loss on derivative valuation for the year ended December 31, 2010, as compared to a gain of $100,295 recorded for the year ended December 31, 2009.

Registration Payment Arrangements - A registration payment arrangement is an arrangement where (a) the Company has agreed to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or (b) the Company will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if the Company fails to meet those requirements. When the Company issues an instrument coupled with these registration payment requirements, the Company estimates the amount of consideration likely to be paid under the agreement, and offsets such amount against the proceeds of the instrument issued. The estimate is then reevaluated at the end of each reporting period, and any changes recognized as a registration penalty in the results of operations. As further described in Note 13, the Company has instruments that contain registration payment arrangements. The effect of implementing this has not had a material effect on the financial statements because the Company considers the probability of payment under the terms of the agreements to be remote.

Advertising Costs - The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2010 and 2009 were $12,285 and $21,002, respectively and are included as a component of selling, general and administrative expenses.

Stock-Based Compensation - The Company has outstanding stock options to directors and employees, which are described more fully in Note 21. The Company accounts for its stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Stock-based employee compensation incurred for the years ended December 31, 2010 and 2009, was $374,783 and $98,281, respectively. During the year ended December 31, 2010 and 2009, the Company did not grant options to purchase shares of common stock to employees due to the unavailability of issuable stock. The Company accrued an expense of $370,797 during 2010 for employee options relating to the employment contracts of these employees.

Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carry forward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

Concentrations of Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells substantially to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations. At December 31, 2010 and 2009, this allowance was $455,253 and $290,806, respectively.

During the year ended December 31, 2010, sales to two customers accounted for 16 percent and 11percent of net sales. These customers are included as part of the beverage distribution segment.

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

During 2006, PlayBev, entered into an exclusive licensing agreement with Playboy, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and "Rabbit Head" logo symbol. In May 2007, PlayBev entered into an exclusive agreement with the Company to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world. The exclusive arrangement with Playboy creates a concentration of supply risk. The Company will not be able to market its products under the Playboy brand without the licensing agreement and would be at risk to lose significant marketability of its products.

Fair Value of Financial Instruments - The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes payable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 2,580,789,574 and 748,731,491 in potentially issuable common shares at December 31, 2010 and 2009, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance which clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The Company's adoption of the new standard, during the first quarter of fiscal 2010, did not have a material impact on its consolidated statements.

In March 2010, the FASB issued guidance to clarify the scope exception for certain embedded derivative features on debt instruments. The guidance is effective for the first fiscal quarter after June 15, 2010, with early adoption permitted. The Company adoption of the new standard, on July 1, 2010, did not have a material impact on its consolidated statements.

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

On January 1, 2010, the Company adopted ASU 2009-17 (ASC Topic 810, Consolidation), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities ("VIEs") and requires additional disclosures concerning an enterprise's continuing involvement with VIEs. The Company evaluated the impact of this guidance and determined that the adoption resulted in the December 31, 2010, consolidation of PlayBev. See Note 4 for further details.

NOTE 3 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $4,954,638 and $5,814,653 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company had an accumulated deficit of $41,969,908 and $39,140,068, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $688,240 and $485,406 for the years ended December 31, 2010 and 2009, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - VARIABLE INTEREST ENTITY

Consolidation of PlayBev - During the year ended December 31, 2007 the Company, through AfterBev a 51% voting and 4% economic interest consolidated subsidiary, purchased a 50% ownership in PlayBev for $750,000. As condition of the purchase, AfterBev was to develop an acceptable operating plan for PlayBev, procure a credit facility with a third party at prevailing market rates sufficient to fund PlayBev's working capital needs, and provide a third party vendor to develop, manufacture, and distribute the energy drink product. Upon satisfactory completion of these events, AfterBev was granted an additional 1% ownership interest in PlayBev bringing its total investment to 51%. Certain participating rights held by the minority interest holders of PlayBev prevented it being consolidated with the Company under the majority ownership accounting guidance. The Company was selected to develop, manufacture, and distribute the energy drinks as well as provide the credit facility to support the working capital needs of PlayBev.

The Company has evaluated its involvement with PlayBev to determine whether it should be consolidated as a variable interest entity. Upon the initial involvement with PlayBev, it was determined that PlayBev did not have sufficient equity investment at risk and was determined to be a variable interest entity based on the following factors:

      o The investment was contingent on procuring of a subordinated credit facility to finance the operations of PlayBev.

      o PlayBev was under the obligation to make product license royalty payments. The licence agreement was for a period of five years. Only the first year of the royalty was able to be paid upon the original investment.

At inception, the Company determined that it was not the primary beneficiary of PlayBev based on the following factors:

      o CirTran could not receive access on its own to the Playboy name and logo intangible assets and only had its initial equity investment at risk. The credit facility established was to be easily repaid based upon the projections of management for the sales of the beverage drinks.

      o PlayBev's original owners were under obligation to make the required royalty payments to Playboy and were under the greatest risk of absorbing the expected losses (including but not limited to the loss of the right of the asset).

Effective January 1, 2010, the Company adopted the new provisions under Generally Accepted Accounting Principles ("GAAP"), ASC 810-10, "Consolidation of Variable Interest Entities", which caused it to re-evaluate its involvement with PlayBev. At year end the Company determined that it was the primary beneficiary of PlayBev and that the assets, liabilities and operations of PlayBev should be consolidated into its financial statements beginning January 1, 2010. This assessment was made based on the changes under the guidance indicated above along with the following factors:

      o The nature of the credit facility has changed dramatically since it was established.

            o The credit facility originally was to be used to develop and market the energy drinks. Even though the product has been developed, significant costs are continually being added. PlayBev still has no operations of its own and the Company is providing all or a majority of the operating activity of PlayBev. These costs are being pushed through the credit facility.

            o The Company had continually made the royalty payment owed to Playboy on behalf of PlayBev.

            o The credit facility was originally limited to a $2M balance and the intent was for it to be a revolving line of credit. Currently the balance owed under the credit facility is $8,341,247.

      o PlayBev has not established that it can generate cash to pay for its own operations. Instead royalty payments owed to PlayBev by the Company are offset by the large amount owed to CirTran under the credit facility.

Included in the accompanying financial statements are the following assets and liabilities of PlayBev as of December 31, 2010 and for the year then ended:

                                                   December 31,
                                                       2010
                                                  --------------
         Other Assets                                       361
         Prepaid Royalty                                500,000
                                                  --------------
         Total Assets                                   500,361
                                                  --------------
         Accrued Interest                              (266,129)
         Royalty Payable                               (552,150)
         Notes Payable to shareholders                 (250,000)
                                                  --------------
         Total Liabilities                           (1,068,279)

The assets included above solely relate to prepayments under the Playboy license agreement that expires in March 2012. The parties have the option to extend the license agreement at the end of the term. These assets can not be used to settle PlayBev's liabilities.

The following table presents the pro-forma balance sheet as of December 31, 2009, as though PlayBev had been consolidated at that date:

                                                                   December 31,
                                                                       2009
                                                                    (Unaudited)
                                                                    (Pro-Forma)
--------------------------------------------------------------------------------
ASSETS
  Current assets
  Cash and cash equivalents                                       $       8,588
  Trade accounts receivable, net of allowance
    for doubtful accounts of $290,806                                   472,947
  Inventory, net of reserve of $2,045,458                               873,650
  Prepaid royalty                                                       450,000
  Prepaid deposits                                                       82,011
  Other                                                                 408,195
--------------------------------------------------------------------------------
      Total current assets                                            2,295,391

Investment in securities, at cost                                       300,000
Long-term receivable                                                  1,647,895
Property and equipment, net                                             544,705
Intellectual property                                                 1,270,358
Other assets, net                                                        14,538
--------------------------------------------------------------------------------

      Total assets                                                $   6,072,887
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance                        $     217,361
  Accounts payable                                                    3,047,592
  Short term advances payable                                         2,962,339
  Royalties payable                                                     244,568
  Accrued liabilities                                                 3,953,402
  Deferred revenue                                                    2,275,967
  Derivative liability                                                  523,349
  Convertible debenture                                               3,161,355
  Current portion of refundable customer deposits                       828,933
  Current maturities of long-term debt                                  578,226
  Note payable to stockholders                                          532,084
--------------------------------------------------------------------------------
      Total current liabilities                                      18,325,176

Refundable customer deposits, net of current portion                  1,719,000
Long-term debt, less current maturities                                 196,614
Note Payable Related Party                                                    -
--------------------------------------------------------------------------------

      Total liabilities                                              20,240,790
--------------------------------------------------------------------------------

Stockholders' deficit
  CirTran Corporation stockholders' deficit
  Common stock, par value .001                                        1,498,968
  Additional paid in capital                                         29,117,928
  Subscription receivable                                               (17,000)
  Accumulated deficit                                               (39,352,255)
--------------------------------------------------------------------------------
      Total CirTran Corporation stockholders deficit                 (8,752,359)

Noncontrolling interest                                              (5,415,544)
--------------------------------------------------------------------------------
      Total stockholders deficit                                    (14,167,903)

      Total Liabilities and Stockholders' deficit                 $    6,072,887
--------------------------------------------------------------------------------

The following table presents the pro-forma results of operations for the year ended December 31, 2009, as though PlayBev had been consolidated at the beginning of the fiscal year presented:

                                                                   For the year
                                                                      ended
                                                                   December 31,
                                                                       2009
                                                                   (Unaudited)
                                                                   (Pro-Forma)
--------------------------------------------------------------------------------
Net sales                                                         $   5,956,754
Cost of sales                                                        (5,227,965)
Royalty expense                                                      (1,580,133)
--------------------------------------------------------------------------------

      Gross loss                                                       (851,344)
--------------------------------------------------------------------------------

Operating expenses
  Selling, general  and administrative expense                        6,304,522
  Non-cash compensation expense                                          98,281
--------------------------------------------------------------------------------
      Total Operating expense                                         6,402,803
--------------------------------------------------------------------------------

      Loss from operations                                           (7,254,147)
--------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                                  (1,280,200)
  Settlement of litigation                                            (490,000)
  Gain on settlement of litigation                                      58,704
  Gain on sale/leaseback                                                81,074
  Gain on settlement of debt                                            88,779
  Impairment of intellectual properties                               (156,340)
  Impairment of investment in securities                              (452,000)
  Gain on derivative valuation                                         100,295
--------------------------------------------------------------------------------
      Total other expense, net                                       (2,049,688)
--------------------------------------------------------------------------------

      Net Loss                                                    $  (9,303,835)
--------------------------------------------------------------------------------

      Net loss attributable to non-controlling interest                 273,370
--------------------------------------------------------------------------------

      Net loss attributable to CirTran                            $  (9,030,465)
--------------------------------------------------------------------------------

Basic and diluted loss per common share                           $       (0.01)
--------------------------------------------------------------------------------
Basic and diluted weighted-average common
   shares outstanding                                             1,490,580,788
--------------------------------------------------------------------------------

NOTE 5 - INVENTORY

Inventory consists of the following:

                                                   December 31,     December 31,
                                                       2010             2009
      --------------------------------------------------------------------------
      Raw Materials                               $    1,730,086  $   1,638,256
      Work in Process                                    139,947        313,302
      Finished Goods                                     737,881        967,550
      Allowance / Reserve                             (2,065,558)    (2,045,458)
      --------------------------------------------------------------------------
         Totals                                   $      542,356  $     873,650
      ==========================================================================

During 2010 and 2009, write downs of $20,100 and $1,016,502, respectively, were recorded to reduce items considered obsolete or slow moving to their market value.

NOTE 6 - PREPAID ROYALTY

The Company prepays royalties to Playboy Enterprises through its subsidiary PlayBev. During 2010, royalty expense related to Playboy Enterprises was $1,950,000. As of December 31, 2010, the remaining balance in prepaid royalties was $500,000.

NOTE 7 - SALE OF PROPERTY

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

The Company then agreed to lease back the property from the buyer, an individual who later became one of the Company's directors for a period of time. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. The monthly lease payment is $10,000. The Company also recorded a gain on the sale of the property of $810,736, which is being deferred over the life of the lease. The Company recognized $81,074 and $81,074 of the deferral during the years ended December 31, 2010 and 2009, respectively.

NOTE 8 - ADVANCE BEAUTY SOLUTIONS RECEIVABLE

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

The minimum royalty amount the Company would have to pay is $435,000, and this amount was included with other long-term obligations of the Company as of December 31, 2009. The balance of the obligation as of December 31, 2010 and 2009 is $0 and $105,050. During 2010, the Company executed an assignment of copyrights, thereby assigning the Company's copyrights, trademark, and infomercial received in the settlement back to ABS (see Note 10). Subsequently, the Company filed a motion to declare judgment fully satisfied or alternatively to recoup mutual debts, requesting that the court determine that the Company's assignment of the copyrights and related intangibles resulted in full satisfaction of the ABS judgment. The Company assigned and transferred these intangibles without reservation or exclusion, making ABS the owner of these assets. The realization of the total $1,582,895 long-term receivable due the Company from the ABS estate depends on the Company selling approximately one million TCP units in the future, and gradually offsetting the Company's proportionate share of the resultant royalty obligation against the receivable. The Company recognized an allowance expense of $367,024 on the receivable as of December 31, 2010, due to uncertainty of the timing of sales and cash collections related to this receivable. The net balance of the receivable as of December 31, 2010, was $1,215,871.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

                                                                     Estimated
                                                                   Service Lives
                                       2010            2009          in Years
--------------------------------------------------------------------------------
Production equipment               $   4,025,924  $    4,038,818        5-10
Leasehold improvements                   997,714         997,714        7-10
Office equipment                         223,940         240,472        5-10
Other                                     53,209          53,208        3-7
----------------------------------------------------------------
    Total property and equipment       5,300,787       5,330,212

    Less accumulated depreciation     (4,965,240)     (4,785,507)

----------------------------------------------------------------

    Property and equipment, net    $     335,547  $      544,705
----------------------------------------------------------------

NOTE 10 - INTELLECTUAL PROPERTY

During 2010, the Company executed an assignment of copyrights, thereby assigning the Company's copyrights, trademark, and infomercial to ABS. Subsequently, the Company filed a motion to declare judgment fully satisfied or alternatively to recoup mutual debts, requesting that the court determine that the Company's assignment of the copyrights and related intangibles resulted in full satisfaction of the ABS judgment (see note 8). The Company assigned and transferred these intangibles without reservation or exclusion, making ABS the owner of these assets. Intellectual property has been reduced by the residual balance for these intangible assets, $2,535,757 and related amortization of $1,879,304, as of December 31, 2010. The Company realized a loss on the assignment of intangibles of $205,463, which is the net book value of the intangibles assigned less the write-off of net accrued liabilities and related assets of $450,990.

Intellectual property and estimated service lives consist of the following:

                                                                    Estimated
                                    December 31,    December 31,   Service Lives
                                        2010           2009          in Years
--------------------------------------------------------------------------------
Infomercial development costs      $      54,946  $       61,445         7
Patents                                   38,056          38,056         7
ABS Infomerical                                -       1,186,382         5
Trademark                                      -       1,227,673         7
Copyright                                      -         115,193         7
Website Development Costs                150,000         150,000         5
----------------------------------------------------------------
    Total intellectual property    $     243,002  $    2,778,749

    Less accumulated amortization        (73,543)     (1,508,391)
----------------------------------------------------------------

    Intellectual property, net     $     169,459  $    1,270,358
----------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

        Year Ending December 31,
        --------------------------------------------------------
             2011                                 $       37,854
             2012                                         34,351
             2013                                         32,418
             2014                                         32,418
             2015                                         32,418
        --------------------------------------------------------
             Total                                $      169,459
        --------------------------------------------------------

NOTE 11 - RELATED PARTY TRANSACTIONS

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

In an effort to finance the initial development and marketing of the new drink, the Company with other investors formed After Bev Group LLC ("AfterBev"), a California limited liability company and partially owned, consolidated subsidiary of the Company. The Company contributed its expertise in exchange for an initial 84 percent membership interest in AfterBev. The other initial AfterBev members contributed $500,000 in exchange for the remaining 16 percent. The Company borrowed an additional $250,000 from an individual, and contributed the total $750,000 to PlayBev in exchange for a 51 percent interest in PlayBev's cash distributions. The Company previously recorded this $750,000 amount as an investment in PlayBev, accounted for under the cost method. PlayBev then remitted these funds to Playboy as part of a guaranteed royalty prepayment.

Along with the membership interest granted the Company, PlayBev agreed to appoint the Company's president and one of the Company's directors to two of PlayBev's three executive management positions. Additionally, an unrelated executive manager of PlayBev resigned, leaving the remaining two executive management positions occupied by the Company president and one of the Company's directors. On August 23, 2008, PlayBev's members agreed to amend its operating agreement to change the required membership vote on major managerial and organizational decisions from 75 percent to 95 percent. Since 2007, the two affiliates personally purchased membership interests from PlayBev directly and from other PlayBev members constituting an additional 23.1 percent, which aggregated 34.35 percent. Despite the combined 90.5 percent interest owned by these affiliates and the Company, the Company cannot unilaterally control significant operating decisions of PlayBev, as the amended operating agreement requires that various major operating and organizational decisions be agreed to by at least 95 percent of all members. The other members of PlayBev are not affiliated with the Company. In previous years, management concluded that while PlayBev is a related party, the Company did not have the ability to unilaterally control significant operating decisions of PlayBev, and therefore had not accounted for PlayBev's operations as if it was a consolidated subsidiary. However, on January 1, 2010, the Company adopted ASU 2009-17 (ASC Topic 810, Consolidation), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities ("VIEs") and requires additional disclosures concerning an enterprise's continuing involvement with VIEs. The Company evaluated the impact of this guidance and determined that the adoption resulted in the December 31, 2010, consolidation of PlayBev (see note 7).

PlayBev has no operations, so under the terms of the exclusive manufacturing and distribution agreement, the Company was appointed as the master manufacturer and distributor of the beverages and other products that PlayBev licensed from Playboy. In so doing, the Company assumed all the risk of collecting amounts owed from customers, and contracting with vendors for manufacturing and marketing activities. In addition, PlayBev is owed a royalty from the Company equal to the Company's gross profits from collected beverage sales, less 20 percent of the Company's related cost of goods sold, and 6 percent of the Company's gross sales. Any intercompany transactions have been eliminated in the consolidated financials as of December 31, 2010.

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

Global Marketing Alliance

The Company entered into an agreement with Global Marketing Alliance ("GMA"), and hired GMA's owner as the Vice President of CTO, one of the Company's subsidiaries. Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company's CTO products. In return, the Company provides bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO's online net sales. In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations. The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs. The Company recognized revenues from GMA related products and services in the amount of $1,095,086 and $2,572,955 for the years ended December 31, 2010 and 2009, respectively.

Transactions involving Officers, Directors, and Stockholders

Don L. Buehner was appointed to the Company's Board of Directors during 2007. Prior to his appointment as a director, Mr. Buehner bought the Company's building in a sale/leaseback transaction. The term of the lease is for 10 years, with an option to extend the lease for up to three additional five-year terms. The Company pays Mr. Buehner a monthly lease payment of $10,000, which is subject to annual adjustments in relation to the Consumer Price Index. Mr. Buehner retired from the Company's Board of Directors following the Company's Annual Meeting of Shareholders on June 18, 2008.

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. As of December 31, 2010 the Company owed $45,826 under this arrangement. During the year ended December 31, 2010, Mr. Nora loaned the Company a total of $667,560. Mr. Nora received cash payments totaling $96,500 from the Company during the year ended December 31, 2010. As of December 31, 2010, the Company still owed Mr. Nora $686,999 in the form of unsecured advances. These advances and short term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by Mr. Nora on these loans. In addition, the Company owed Mr. Nora $981,046 in accounts payable as of December 31, 2010 for selling, general and administrative expenses that were paid for by Mr. Nora on a personal credit card.

In addition, on July 14, 2009, the Company entered into a Stock Purchase Agreement with Mr. Nora to purchase 75,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director to the Company. Mr. Nora and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of December 31, 2010, the Company showed the balance of $225,000 as an accrued liability on the balance sheet.

In 2007, the Company issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000. The note was due on demand after May 2008. During the years ended December 31, 2010 and 2009, the Company repaid principal and interest totaling $71,013 and $22,434, respectively. At December 31, 2010, the principal amount owing on the note was $159,442. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During 2010, the Company paid $52,500 towards the outstanding notes. The principal balance owing on the promissory notes as of December 31, 2010, totaled $51,916

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes. The Company President and a Director of the Company signed personally for the notes. Since the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60 day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. During the year ended December 31, 2010 and 2009, the Company paid $140,000 and $125,000, respectively, against the loans, offset by an additional $75,000 in borrowings. As of December 31, 2010, the balance of the loans totaled $695,162. As of December 31, 2010, all four notes were in default and are accruing interest at the default rate of 36 percent per year.

As of December 31, 2010, the Company owed the Company president a total of $310,257 in unsecured advances, and $136,827 in accrued options. These advances and short term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

On July 14, 2009, the Company entered into a Stock Purchase Agreement with the president of the Company to purchase 50,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by the president of the Company to the Company. Mr. Hawatmeh and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of December 31, 2010, the Company showed the balance of $150,000 as an accrued liability on the balance sheet.

On March 5, 2010, the Company entered into a Separation Agreement ("Agreement") with Shaher Hawatmeh. As of the date of the Agreement, Shaher Hawatmeh's employment with the Company was terminated and he no longer has any further employment obligations with the Company. In consideration of his execution of this Agreement, the Company will pay Shaher Hawatmeh's "Separation Pay" of $210,000 in twenty-six bi-weekly payments. The first payment of the Separation Pay was to begin on March 19, 2010. On April 2, 2010, the Company made the first payment to Shaher Hawatmeh. Additional terms of the separation agreement include payment of all amounts necessary to cover health and medial premiums on behalf of Shaher Hawatmeh, his spouse and dependents through April 20, 2010, all outstanding car allowances and expense ($750) due and owing as of February 28, 2010, satisfaction and payment by the Company (with a complete release of Shaher Hawatmeh) of all outstanding amounts due and owing on the Company Corporate American Express Card (issued in the name of Shaher) and the issuance and delivery to Shaher Hawatmeh of ten million (10,000,000) share of the Company's common stock within a reasonable time following authorization by the Company's shareholders of sufficient shares to cover such issuance. The fair market value of the shares aggregated to $50,000 as of March 5, 2010, based on the $.005 per share value as of the effective date of the separation agreement, and has been included in accrued liabilities as of December 31, 2010.

Sublease

In an effort to operate more efficiently and focus resources on higher margin areas, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company ("Katana") entered into certain agreements to reduce its costs. The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company's property. Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease is for two (2) months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and offshore. The income from the sublease to Katana during 2010 was $85,500 and was recognized as other income.

NOTE 12 - ACCRUED LIABILITIES

Related party expenses consist of reimbursable business expenses that were paid for by a manager of the Company.

Accrued tax liabilities consist of delinquent payroll taxes, interest and penalties owed by the Company to the IRS and other tax entities.(see note 19).

Accrued liabilities consist of the following:

                                                   December 31,    December 31,
                                                       2010           2009
--------------------------------------------------------------------------------
Payroll and compensation expense                  $   (1,542,684) $    (884,934)
Tax liabilities                                       (1,029,449)      (883,621)
Related party expenses                                  (981,046)      (323,169)
Defered gain on sale leaseback                          (507,216)      (588,290)
Royalty expense                                         (552,150)       (22,369)
Other accrued expenses                                  (149,066)      (239,493)
--------------------------------------------------------------------------------

Totals                                            $   (4,761,611) $  (2,941,876)
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims - Various vendors and service providers have notified the Company that they believe they have claims against the Company totaling approximately $1,255,000. The Company has determined the probability of realizing any loss on these claims is remote. The Company has made no accrual for these claims and is currently in the process of negotiating the dismissal of these claims.

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

Previously, YA Global has agreed to extensions of the filing deadlines inherent in the terms of the two convertible debentures mentioned above, and in February 2008 agreed to extend the filing deadlines to December 31, 2008. On August 11, 2009, the Company and YA Global entered into a forbearance agreement related to the three convertible debentures issued by the Company to YA or its predecessor entities (see note 15 - Convertible Debentures).

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

As of December 31, 2010, the Company had defaulted on its payment obligations under the Forbearance Agreement, and the Company was in the process of negotiating another forbearance agreement to extend the payment dates, although no agreement had been executed as of December 31, 2010.

Subsequently, on January 24, 2011, the Company, and YA Global Investments finalized an amended and restated forbearance agreement and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors. The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011. A more detailed description of the Forbearance Agreement and related agreements, including the payment schedule and other terms and conditions, can be found in note 24.

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

Employment Agreements -

On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, our President. The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one year periods, with an annual base salary of $345,000. The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date. The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board. The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5 percent of the Company's earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0 percent of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1 percent of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year. During 2010, the Company incurred $42,581 of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

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

On May 1, 2009, PlayBev, a newly consolidated entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora. The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on behalf of the Company, a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel and repairs. The Company has accrued $420,000 in compensation, which is included in related party payables as of December 31, 2010.

The company has active employment contracts with several of its employees that require payment of non-cash compensation in a fixed number of shares. During the year ended December 31, 2010 and 2009, the Company did not grant options to purchase shares of common stock to employees due to the unavailability of issuable stock. The Company accrued an expense of $370,797 during 2010 for employee options relating to the employment contracts of these employees.

NOTE 14 - NOTES PAYABLE

On March 6, 2007, the PlayBev, a newly consolidated entity, issued a 10 percent, 1 year, $250,000 promissory note to a group of three investors. The Company has since defaulted on the note and has accrued interest at the default rate of 18 percent per year. The outstanding balance of the loan as of December 31, 2010, was $250,000 in principal and $207,910 in accrued interest expense.

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance. At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. Interest expense of $233,560 and $233,760 was accreted during the years ended December, 2010 and 2009. A total of $663,935 has been accreted against the note as of December 31, 2010. The carrying value of the note will continue to be accreted over the life of the note until the carrying value equals the face value of $700,000. As of December 31, 2010, the balance of the note was $663,935. The fair value of the derivative liability stemming from the associated warrants as of December 31, 2010, was $68,857. The company is in default on this note as of December 31, 2010.

In March 2008, the Company converted $75,000 owed to an unrelated member of AfterBev into a one-year, 10 percent promissory note, with interest payable quarterly. The balance as of December 31, 2010, was $75,000. The note renews monthly. The company is in default on this note as of December 31, 2010.

Notes payable consisted of the following at December 31, 2010 and 2009:

                                                        2010           2009
--------------------------------------------------------------------------------
Minimum Royalty Payments note, due in June 2008   $            -  $     105,050

Settlement note, ten monthly payments, no
interest                                                  59,769         60,000

Promissory note to a stockholder, 10% stated
interest rate, unsecured, interest due
quarterly, due February 2011                             159,442        208,014

Promissory note to an investor, 10% stated
interest rate, face value discounted and to be
accreted over the life of the note.  Due on
demand.                                                  663,935        430,375

Promissory note to an unrelated member of
AfterBev, 10% stated interest interest payable
quarterly.  Due on demand.                                75,000         75,000

Promissory notes to 3 investors, 12% stated
interest, 5% borrowing fee, due on demand
due to related party.                                     51,916        104,415

Promissory note to members of PlayBev, 10%
stated interest due on demand.                           250,000              -
--------------------------------------------------------------------------------
                                                       1,260,062        982,854

Less current maturities                               (1,260,062)      (786,240)
--------------------------------------------------------------------------------

Long-term portion of notes payable                $            -  $     196,614
--------------------------------------------------------------------------------

NOTE 15 - CONVERTIBLE DEBENTURES

The Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments are measured each quarter. The fair market value of the derivatives aggregated $1,412,646, using the following assumptions: term of between 0.39 - 2.16 year, volatility of between 176.74 and 246.61 percent and a discount rate of between 0.07% and 0.61 percent.

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

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Accrued interest paid during the twelve months ended December 31, 2010, totaled $50,000. Interest accrued during the twelve months ending December 31, 2010, totaled $74,416. The balance of accrued interest owed at December 31, 2010, was $79,399.

Subsequently, on January 24, 2011, the Company, certain of its subsidiaries listed below, and YA Global Investments (formerly known as Cornell Capital Partners, LP) ("YA") finalized an amended and restated forbearance agreement (the "A&R Forbearance Agreement") and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors. The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011. The Company's subsidiaries that entered into the A&R Forbearance Agreement were Racore Network, Inc. (hereinafter, "Racore"); Cirtran - Asia, Inc. (hereinafter, "Asia"); CIRTRAN BEVERAGE CORP. (hereinafter, "Beverage"); Cirtran Media Corp. (hereinafter, "Media"); Cirtran Online Corp. (hereinafter, "Online"); Cirtran Products Corp. (hereinafter, "Products"); and Cirtran Corporation (Utah) (hereinafter, "Cirtran Sub," and together with Racore, Asia, Beverage, Media, Online and Products, collectively, jointly and severally, the "Guarantors"). A more detailed description of the A&R Forbearance Agreement and related agreements, including the payment schedule and other terms and conditions, can be found in the section below, "Debentures - A&R Forbearance Agreement," and the A&R Forbearance Agreement and related exhibits were filed as exhibits to a Current Report on Form 8-K filed on January 28, 2011.

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

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008 Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock. The carrying value of the Debenture as of December 31, 2010 was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $227,392 as of December 31, 2010.

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

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. No accrued interest was paid during the twelve months ended December 31, 2010. Interest accrued during the twelve months ending December 31, 2010, totaled $180,000. The balance of accrued interest owed at December 31, 2010, was $345,853.

Subsequently, on January 24, 2011, the Company, certain of its subsidiaries listed below, and YA Global Investments (formerly known as Cornell Capital Partners, LP) ("YA") finalized an amended and restated forbearance agreement (the "A&R Forbearance Agreement") and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors. The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011. The Company's subsidiaries that entered into the A&R Forbearance Agreement were Racore Network, Inc. (hereinafter, "Racore"); Cirtran - Asia, Inc. (hereinafter, "Asia"); CIRTRAN BEVERAGE CORP. (hereinafter, "Beverage"); Cirtran Media Corp. (hereinafter, "Media"); Cirtran Online Corp. (hereinafter, "Online"); Cirtran Products Corp. (hereinafter, "Products"); and Cirtran Corporation (Utah) (hereinafter, "Cirtran Sub," and together with Racore, Asia, Beverage, Media, Online and Products, collectively, jointly and severally, the "Guarantors"). A more detailed description of the A&R Forbearance Agreement and related agreements, including the payment schedule and other terms and conditions, can be found in the section below, "Debentures - A&R Forbearance Agreement," and the A&R Forbearance Agreement and related exhibits were filed as exhibits to a Current Report on Form 8-K filed on January 28, 2011.

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

As of December 31, 2010, YA Global had not converted any of the December Debenture into shares of the Company's common stock. As a result, the carrying value of the debenture as of December 31, 2010, remains $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of December 30, 2010, was determined to be $600,015.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the twelve months ending December 31, 2010, totaled $124,946. The balance of accrued interest owed at December 31, 2010, was $533,206.

Subsequently, on January 24, 2011, the Company, certain of its subsidiaries listed below, and YA Global Investments (formerly known as Cornell Capital Partners, LP) ("YA") finalized an amended and restated forbearance agreement (the "A&R Forbearance Agreement") and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors. The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011. The Company's subsidiaries that entered into the A&R Forbearance Agreement were Racore Network, Inc. (hereinafter, "Racore"); Cirtran - Asia, Inc. (hereinafter, "Asia"); CIRTRAN BEVERAGE CORP. (hereinafter, "Beverage"); Cirtran Media Corp. (hereinafter, "Media"); Cirtran Online Corp. (hereinafter, "Online"); Cirtran Products Corp. (hereinafter, "Products"); and Cirtran Corporation (Utah) (hereinafter, "Cirtran Sub," and together with Racore, Asia, Beverage, Media, Online and Products, collectively, jointly and severally, the "Guarantors"). A more detailed description of the A&R Forbearance Agreement and related agreements, including the payment schedule and other terms and conditions, can be found in the section below, "Debentures - A&R Forbearance Agreement," and the A&R Forbearance Agreement and related exhibits were filed as exhibits to a Current Report on Form 8-K filed on January 28, 2011.

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

YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock during the year ended December 31, 2009. As of December 31, 2010, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature and warrants was $511,785 as of December 31, 2010.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

Debentures - A&R Forbearance Agreement.

On January 24, 2011, the Company, certain of its subsidiaries listed below, and YA Global Investments (formerly known as Cornell Capital Partners, LP) ("YA") finalized an amended and restated forbearance agreement (the "A&R Forbearance Agreement") and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors. The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011.

A&R Forbearance Agreement

An overview and summary of the A&R Forbearance Agreement between the Company ("the Obligor") and YA, together with other agreements entered into in connection with the A&R Forbearance Agreement, follows. The summaries of the terms and conditions of the A&R Forbearance Agreement and the other agreements do not purport to be complete, and are qualified in their entirety by reference to the full text of the agreements which were filed as exhibits to a Current Report on Form 8-K filed on January 28, 2011.

The A&R Forbearance Agreement related specifically to three debentures issued by the Company to YA or its predecessor entities: a May 26, 2005, debenture in the principal amount of $3,750,000 (the "May Debenture"), a December 30, 2005, debenture in the principal amount of $1,500,000 (the "December Debenture"), and an August 23, 2006, debenture in the principal amount of $1,500,000 (the "August Debenture," and collectively with the May Debenture and the December Debentures, the "Debentures"), together with certain other agreements entered into in connection with the issuance of the Debentures (collectively, the "Financing Documents").

The parties to the A&R Forbearance Agreement are the Company; YA; and the following subsidiaries of the Company: Racore Network, Inc. (hereinafter, "Racore"); Cirtran - Asia, Inc. (hereinafter, "Asia"); Cirtran Beverage Corp. (hereinafter, "Beverage"); Cirtran Media Corp. (hereinafter, "Media"); Cirtran Online Corp. (hereinafter, "Online"); Cirtran Products Corp. (hereinafter, "Products"); and Cirtran Corporation (Utah) (hereinafter, "Cirtran Sub," and together with Racore, Asia, Beverage, Media, Online and Products, collectively, jointly and severally, the "Guarantors"). The A&R Forbearance Agreement references certain events of default under the Financing Documents, and notes that the Company and the Guarantors (collectively, the "Obligors") had requested that YA forbear from enforcing its rights and remedies under the Financing Documents, and sets for the agreement between the Obligors and YA with respect to such forbearance.

Specifically, the Obligors agreed to waive any claims against YA, and released any such claims the Obligors may have had. The Obligors also ratified their respective obligations under the Financing Documents, and agreed to the satisfaction of certain conditions precedent, including the following: payment of certain funds to YA at the time of execution of the A&R Forbearance Agreement; the entry by Iehab Hawatmeh, President of the Company, into a Guaranty Agreement and a Pledge Agreement (both discussed below); the entry into a Ratification and Joinder Agreement by the Obligors (discussed below); the execution of a confession of judgment in a litigation matter between YA, the Company, and Katana Electronics, LLC ("Katana"); and the delivery of a new warrant (the "Warrant") to YA (discussed below).

Additionally, the Obligors agreed to seek to obtain waivers from their respective landlords at their properties in Utah and Arkansas; agreed to seek to obtain deposit account control agreements from the Company's banks and depository institutions; and to repay the Company's obligations under the Debentures on the following schedule:

      i. $225,000.00, on or before the date of the A&R Forbearance Agreement to be applied as follows (x) $75,000.00 in reimbursement of the legal fees and expenses incurred by the Lender as required by Paragraph 18, below, and (y) $150,000.00 applied first to accrued but unpaid interest and then to the principal balance of the Obligations;

      ii.   $75,000.00 on February 1, 2011;

      iii.  $75,000.00 on March 1, 2011;

      iv.   $75,000.00 on April 1, 2011;

      v.    $200,000.00 on May 1, 2011;

      vi.   $200,000.00 on June 1, 2011;

      vii.  $200,000.00 on July 1, 2011;

      viii. $200,000.00 on August 1, 2011;

      ix.   $200,000.00 on September 1, 2011;

      x.    $200,000.00 on October 1, 2011;

      xi.   $200,000.00 on November 1, 2011;

      xii.  $200,000.00 on December 1, 2011; and

      xiii. the remaining balance of the Obligations shall be paid in full in good and collected funds by federal funds wire transfer on or before the earlier of (i) the occurrence of a Termination Event (as defined in the A&R Forbearance Agreement), or (ii) 3:00 P.M. (prevailing Eastern time) on December 31, 2011 (the "Termination Date").

We made our required payments through March 1, 2011 as required under the schedule above. As of the date of this report we had not made the required April 1, 2011, payment.

Pursuant to the A&R Forbearance Agreement, the parties agreed that the Company, subject to the consent of YA, may choose to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85% of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment date.

In exchange for the satisfaction of such conditions and agreements from the Obligors, YA agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the Debentures into shares of the Company's common stock, until the earlier of (i) the occurrence of a Termination Event (as defined in the A&R Forbearance Agreement), or (ii) the Termination Date, which is given as December 31, 2011. Notwithstanding the foregoing, nothing contained in the A&R Forbearance Agreement or the other Forbearance Documents will be deemed to constitute a waiver by YA of any default or event of default, whether now existing or hereafter arising (including, without limitation, the existing defaults listed in the A&R Forbearance Agreement), and/or its right to convert the Debentures into shares of the Company's common stock.

Guaranty Agreement and Pledge Agreement

In connection with the A&R Forbearance Agreement, Mr. Hawatmeh entered into a Guaranty Agreement and a Pledge Agreement. Pursuant to the Guaranty Agreement, Mr. Hawatmeh agreed to guarantee to YA the full payment and prompt performance of all of the obligations in the A&R Forbearance Agreement. Pursuant to the Pledge Agreement, Mr. Hawatmeh agreed to pledge a first priority security interest in one-half of his membership units in Play Beverages, LLC ("PlayBev") to secure the payment of the obligations under the A&R Forbearance Agreement and the Guaranty Agreement.

Ratification and Joinder to Collateral Agreements

The Company, CirTran Sub, and the other Obligors also entered into a Ratification and Joinder to Collateral Agreements, pursuant to which CirTran Sub agreed to be bound by the terms and conditions of, and to be a party to, the Global Security Agreement (entered into in connection with the Prior Forbearance Agreement) and the Global Guaranty Agreement (entered into in connection with the Prior Forbearance Agreement). (The terms of the Global Guaranty Agreement and the Global Security Agreement were described in, and attached as exhibits to, the Company's Current Report on Form 8-K, filed with the SEC on August 17, 2009. For a more complete description of these agreements, please see that filing.)

NOTE 16 - FAIR VALUE MEASUREMENTS

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


Liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized as follows:

                                Level 1     Level 2        Level 3     Total
                             ---------------------------------------------------

 Fair value of derivatives    $       -  $    1,412,646  $        -  $ 1,412,646

Liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized as follows:

                                Level 1     Level 2        Level 3     Total
                             ---------------------------------------------------

 Fair value of derivatives    $       -  $      523,349  $        -  $   523,349

As further described in Note 2, the fair value of the derivative liability was determined using the Black-Scholes option pricing model.

NOTE 17 - LEASES

On May 4, 2007, the Company entered into a ten-year lease agreement for the Company's existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah. Monthly payments are $10,000, adjusted annually in accordance with the Consumer Price Index. The workspace includes 10,000 square feet of office space to support administration, sales, and engineering staff. The 30,000 square feet of manufacturing space includes a secured inventory area, shipping and receiving areas, and manufacturing and assembly space (see Note 7). On March 5, 2010, the Company entered into a Sublease Agreement with, Katana Electronics, LLC, a Utah limited liability company ("Katana"). Katana Electronics, LLC is owned by Shaher Hawatmeh, former employee and a related party. Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the Premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease is for two (2) months with automatic renewal periods of one month each, subject to land lord authorization. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.

In November 2008, the Company signed a two-year lease with automatic renewal periods of one month each, subject to land lord authorization on a 1,150 square-foot facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. Lease payments during the two-year lease term have been $715 per month. As the contract period has expired, it is on a month-to-month basis. This office is used for sales and promotions.

The following is a schedule of future minimum lease payments under the operating leases:

        Year Ending December 31,
        --------------------------------------------------------
              2011                                $      120,000
              2012                                       120,000
              2013                                       120,000
              2014                                       120,000
              2015                                       120,000
              Thereafter                                 160,000
        --------------------------------------------------------
              Total                               $      760,000
        --------------------------------------------------------

The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $79,655 for the years ended December 31, 2010 and 2009, respectively.

NOTE 18 - ROYALTY OBLIGATION TO ABS CREDITORS

Under the June 2006 agreement with ABS, which is a part of ABS's bankruptcy proceedings, the Company has an obligation to pay a royalty equal to $3.00 per TCP flat iron unit sold by the Company. The maximum amount of royalties the Company must pay is $4,135,000. Regardless of sales, however, the Company agreed to pay at least $435,000 by June 2008, and included that amount in the Company's long-term obligations (see Note 14). The Company is in default on this agreement. Under the terms of the bankruptcy court-approved agreement, royalties are to be paid to various ABS creditors in a specified order and in specified amounts. Only after the Company pays the total $435,000 to other creditors can it then begin to share pro rata in part of the royalties owed by offsetting amounts owed to reduce its long-term receivable (see Note 8). In September 2010, the Company assigned and transferred the assets received from the bankruptcy court without reservation or exclusion back to the court in satisfaction of the remaining debt. As of December 31, 2010 the Company has made a total of $331,388 in payments on the long-term note payable and wrote off the remaining balance of $103,612 as a result of the Company assigning the related assets to the court in satisfaction of the remaining debt.

NOTE 19 - INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2010 and 2009, were as follows:
                                                       2010           2009
--------------------------------------------------------------------------------
Deferred income tax assets:
  Capital loss carryforward                       $      170,645  $           -
  Loss on sale of assets                                 947,179              -
  Loss from subdivisions not consolidated
   for tax purposes                                      755,256              -
  Inventory reserve                                      770,453        762,956
  Bad debt reserve                                       302,979        108,470
  Vacation reserve                                        23,666         35,580
  Research and development credits                             -         27,285
  Net operating loss carryforward                      9,183,719      8,367,617
  Depreciation                                            93,158        121,291
  Intellectual property                                   37,066        415,823
  Derivative liability                                   526,917        195,209
--------------------------------------------------------------------------------

       Total deferred income tax assets               12,811,038     10,034,231
  Valuation allowance                                (12,811,038)   (10,034,231)
--------------------------------------------------------------------------------

       Net deferred income tax asset              $            -  $           -
--------------------------------------------------------------------------------

The Company has sustained net operating losses in both periods presented in the accompanying consolidated statements of operations. No deferred tax asset or income tax benefits are reflected in the financial statements for net deductible temporary differences or net operating loss carryforwards, because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero, and consequently there is no income tax provision or benefit presented for the years ended December 31, 2010 and 2009.

As of December 31, 2010, the Company had net operating loss carryforwards for tax reporting purposes of approximately $25.6 million. These net operating loss carryforwards, if unused, begin to expire in 2020. Utilization of approximately $1.2 million of the total net operating loss is dependent on the future profitable operation of Racore Technology Corporation, a wholly-owned subsidiary, under the separate return limitation rules and restrictions on utilizing net operating loss carryforwards after a change in ownership. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed below.

In November 2004, the Internal Revenue Service ("IRS") accepted the Company's Amended Offer in Compromise (the "Offer") to settle delinquent payroll taxes, interest and penalties. The acceptance of the Offer required the Company to pay $500,000. Additionally, the Offer required the Company to remain current in its payment of taxes for 5 years, and not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes on future profits in an amount equal to the taxes waived by the offer in compromise of $1,455,767. The Company has defaulted on the original agreement and is currently working with the IRS to pay of the 2009 tax liabilities. The Company is current on payments as of April 15, 2011.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2010 and 2009:

                                                        2010             2009
--------------------------------------------------------------------------------
Benefit at statutory rate (34%)                   $   (1,684,577) $  (1,976,982)
Non-deductible expenses                                   63,636         41,312
Change in valuation allowance                          2,776,807      1,704,717
State tax benefit, net of federal tax benefit           (163,503)      (191,884)
Return to provision                                     (992,363)       422,837
--------------------------------------------------------------------------------

Net benefit from income taxes                     $            -  $           -
--------------------------------------------------------------------------------

NOTE 20 - STOCKHOLDERS' EQUITY

Common Stock Issuances -- During the year ended December 31, 2010, the Company did not issue shares of common stock:

During the year ended December 31, 2009, the Company issued the following shares of restricted common stock:

      72,710,337 restricted shares of common stock to Highgate and YA Global upon conversion of $117,622 of convertible debt and accrued interest and an $81,833 effect of derivative conversion. On each conversion date, the conversion rate was the lower of $0.10 per share, or 100 percent of the lowest closing bid price of our common stock over the 20 trading days preceding the conversion. The average conversion rate was $.002 during 2009.

NOTE 21 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of December 31, 2010, options to purchase a total of 59,200,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued. As of December 31, 2010, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also, out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the year ended December 31, 2010 and 2009, the Company did not grant options to purchase shares of common stock to employees.

During 2010, the Company accrued for 49,200,000 employee options relating to the employment contract of the Company president, directors and officers. The fair market value of the options accrued aggregated $370,797, using the following assumptions: 5 year term, volatility of between 132.01 and 148.71 percent and a discount rate of between 1.72 and 3.28 percent.

A summary of the stock option activity under the Plans as of December 31, 2010, and changes during the year then ended is presented below:

                                                         Weighted-
                                            Weighted-     Average
                                             Average     Remaining     Aggregate
                                             Exercise   Contractual    Intrinsic
                                Shares        Price         Life         Value
                             ---------------------------------------------------

Outstanding at December 31,
2008                         56,160,000   $    0.014        3.51      $      -
  Granted                             -   $    0.000
  Exercised                           -   $    0.000
  Expired                    (3,000,000)  $    0.014
--------------------------------------------------------------------------------
Outstanding at December 31,
2009                         53,160,000   $    0.014        2.48      $      -
  Granted                             -   $    0.000
  Exercised                           -   $    0.000
  Expired                   (12,360,000)  $    0.013
--------------------------------------------------------------------------------
Outstanding at December 31,
 2010                        40,800,000   $    0.015        1.45      $      -

Exercisable at December 31,
 2010                        40,200,000   $    0.014        1.46      $      -


The expense for options that vested in 2010 and 2009 was $3,986 and $3,986, respectively, as of December 31, 2010 unrecognized compensation costs related to options outstanding that have not yet vested at year-end that would be recognized in subsequent periods totaled $2,989.

Warrants - In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company's common stock. The initial expiration date of the warrants was August 23, 2009. As part of the Forbearance Agreement (see Note
13), the life of the warrants was extended one year to August 23, 2010. The warrants had an exercise price of $0.06 per share, and vested immediately. Subsequent to year end, the Company issued additional warrants under the A&R Forbearance Agreement (see note 24).

In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there are warrants outstanding at December 31, 2010, to purchase a total of 36,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

The Corporation currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (see Notes 14 and 15).

NOTE 22 -SEGMENT INFORMATION

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                  Electronics     Contract        Marketing    Beverage
                                   Assembly      Manufacturing    and Media   Distribution      Total
December 31, 2010
Sales to external customers      $    170,444    $     66,880   $ 1,095,086   $   7,712,492  $   9,044,902
Segment income (loss)              (3,214,109)        (75,290)     (413,154)     (1,252,085)    (4,954,638)
Segment assets                      1,724,896         800,314       347,643       1,323,047      4,195,900
Depreciation and amortization         372,840         257,410        23,365               -        653,615

December 31, 2009
Sales to external customers      $  1,263,355    $    334,762   $ 6,350,710    $  1,784,028  $   9,732,855
Segment income (loss)              (3,282,578)       (477,987)   (1,633,455)       (420,633)    (5,814,653)
Segment assets                      3,043,152       1,277,804     8,661,801         658,464     13,641,221
Depreciation and amortization         379,493         258,030        23,417               -        660,940

NOTE 23 - GEOGRAPHIC INFORMATION

The Company currently maintains $240,497 of capitalized tooling costs in China. All other revenue-producing assets are located in the United States of America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales and assets by geographic area are as follows:

                             Revenues              Revenue-producing assets
--------------------------------------------------------------------------------
                      2010             2009           2010           2009
                  --------------------------------------------------------------
United States
 of America       $    2,061,893  $    8,483,572  $      95,050  $     135,861
China                          -               -        240,497        408,844
Hungary                1,468,400               -              -              -
Russia                   964,800               -              -              -
Nigeria                1,476,003               -              -              -
Other                  3,073,806       1,249,283              -              -

--------------------------------------------------------------------------------
                  $    9,044,902  $    9,732,855  $     335,547  $     544,705
--------------------------------------------------------------------------------

NOTE 24 - SUBSEQUENT EVENTS

Amended and Restated Forbearance Agreement

On January 24, 2011, the Company, and YA Global Investments (formerly known as Cornell Capital Partners, LP) ("YA") finalized an amended and restated forbearance agreement (the "A&R Forbearance Agreement") and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors (see Note 9). The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011 (see note 15).

ABS Litigation

In connection with prior litigation between Advanced Beauty Solutions ("ABS") and the Company, ABS claimed non-performance by the Company and filed an adversary proceeding in ABS's bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division. On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against the Company in the amount of $1,811,667 plus interest. On September 11, 2009, the Bankruptcy Court denied the Company's motion to set aside the judgment. As of the date of this report, ABS is pursuing collection efforts on this judgment. On September 8, 2010, the Company executed an Assignment of Copyrights, thereby assigning the Company's copyright Registration No. TX-6-064-955, Copyright Registration No. TX-6-064-956, and Copyright to the True Ceramic Pro - Live Ops (TCPS) infomercial and related master tapes (collectively the "Copyrights") to ABS. The Company assigned and transferred the Copyrights without reservation or exclusion, making ABS the owner of the Copyrights. On February 23, 2011, the Company filed a Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts, requesting that the Court determine that the Company's assignment of the Copyrights resulted in full satisfaction of the ABS judgment.

On April 6, 2011, the Court held a hearing on (1) the Company's Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts; and
(2) ABS's Motion for an Order to Show Cause re Civil Contempt. The Court denied the Company's Motion to declare the judgment fully satisfied, and did not hold the Company in civil contempt, but issued the Order to Show Cause and scheduled an evidentiary hearing on the issue of contempt for July 8, 2011. As of the date of this Report, the Company was reviewing its options with respect to how to proceed.

--------------------------------------------------------------------------------