Form 10-Q
period 2011-03-31
CIRTRAN CORP
filed 2011-05-23
CIK 813716

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2011

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

    Large accelerated filer [  ]                   Accelerated filer [  ]
    Non-accelerated filer [  ]                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding at May 23, 2011, was 1,498,972,923 shares.

                              CIRTRAN CORPORATION


                                   FORM 10-Q


                 For the Quarterly Period Ended March 31, 2011

                                     INDEX

                                                                           Page
                                                                           ----

                         PART I - FINANCIAL INFORMATION

 Item 1   Financial Statements (unaudited)
             Condensed Consolidated Balance Sheets                          3
             Condensed Consolidated Statements of Operations                4
             Condensed Consolidated Statements of Cash Flows                5
             Notes to Condensed Consolidated Financial Statements           7

 Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            22

 Item 3   Quantitative and Qualitative Disclosures About Market Risk       29

 Item 4   Controls and Procedures                                          29


                          PART II - OTHER INFORMATION

 Item 1   Legal Proceedings                                                29

 Item 2   Unregistered Sales of Equity Securities and Use of Proceeds      32

 Item 3   Defaults Upon Senior Securities                                  32

 Item 4   (Removed and Reserved)                                           33

 Item 5   Other Information                                                33

 Item 6   Exhibits                                                         33

 Signatures                                                                35

                      CIRTRAN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                      March 31,     December 31,
                                                        2011           2010
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                         $      5,829   $      4,767
  Trade accounts receivable, net of allowance
   for doubtful accounts of $445,253 and
   $445,253, respectively                                959,260        629,830
  Inventory, net of reserve of $2,065,558 and
   $2,065,558, respectively                              809,942        542,356
  Prepaid royalty                                              -        500,000
  Prepaid deposits                                       179,410        109,874
  Other                                                  471,751        379,929
--------------------------------------------------------------------------------
          Total current assets                         2,426,192      2,166,756

Investment in securities, at cost                        300,000        300,000
Long-term receivable, net                              1,215,871      1,215,871
Property and equipment, net                              285,754        335,547
Intellectual property, net                               162,824        169,459
Other assets, net                                          8,267          8,267
--------------------------------------------------------------------------------

          Total assets                              $  4,398,908   $  4,195,900
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance          $    237,263   $    203,460
  Accounts payable                                     3,141,696      3,331,092
  Related party payable                                  483,000        420,000
  Short term advances payable                          3,948,288      3,827,538
  Accrued liabilities                                  5,157,937      4,761,611
  Accrued interest                                     1,861,282      1,930,355
  Deferred revenue                                     2,373,784      1,882,191
  Derivative liability                                 9,342,767      1,412,646
  Convertible debenture                                3,161,355      3,161,355
  Current portion of refundable customer deposits      1,117,387      1,117,387
  Current maturities of long-term debt                   886,296        850,620
  Note payable to stockholders                           409,442        409,442
--------------------------------------------------------------------------------
          Total current liabilities                   32,120,497     23,307,697
--------------------------------------------------------------------------------

          Total liabilities                           32,120,497     23,307,697

Stockholders' deficit
CirTran Corporation stockholders' deficit:
  Common stock, par value $0.001; authorized
   1,500,000,000 shares; issued and outstanding
   shares: 1,498,972,923 and 1,498,972,923,
   respectively                                        1,498,968      1,498,968
  Additional paid-in capital                          29,128,672     29,128,672
  Subscription receivable                                (17,000)       (17,000)
  Accumulated deficit                                (50,003,864)   (41,969,908)
--------------------------------------------------------------------------------

          Total CirTran Corporation stockholders'
          deficit                                    (19,393,224)   (11,359,268)
--------------------------------------------------------------------------------
Noncontrolling interest                               (8,328,365)    (7,752,529)
--------------------------------------------------------------------------------
          Total stockholders' deficit                (27,721,589)   (19,111,797)
--------------------------------------------------------------------------------

          Total liabilities and stockholders'
           deficit                                  $  4,398,908   $  4,195,900
--------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,                   2011             2010
--------------------------------------------------------------------------------
                                                                   (As Adjusted)

Net sales                                           $  1,395,200   $  1,782,859
Cost of sales                                           (195,287)    (1,147,433)
Royalty Expense                                         (544,065)      (525,383)
--------------------------------------------------------------------------------

          Gross profit                                   655,848        110,043
--------------------------------------------------------------------------------

Operating expenses
  Selling, general and administrative expenses         1,072,148      1,171,887
  Non-cash compensation expense                           98,759         43,577
--------------------------------------------------------------------------------
          Total operating expenses                     1,170,907      1,215,464
--------------------------------------------------------------------------------

          Loss from operations                          (515,059)    (1,105,421)
--------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                      (271,790)      (265,572)
  Seperation expense - related party                           -       (260,000)
  Gain on sale/leaseback                                  20,268         20,268
  Other income                                            28,500              -
  Gain (loss) on derivative valuation                 (7,871,711)       247,357
--------------------------------------------------------------------------------
          Total other expense, net                    (8,094,733)      (257,947)
--------------------------------------------------------------------------------

          Net loss                                  $ (8,609,792)  $ (1,363,368)
--------------------------------------------------------------------------------

          Net loss attributable to
          noncontrolling interest                        575,836        531,291
--------------------------------------------------------------------------------

          Net loss attributable to CirTran          $ (8,033,956)  $   (832,077)
--------------------------------------------------------------------------------

Basic and diluted loss per common share             $      (0.01)  $      (0.00)
--------------------------------------------------------------------------------
Basic and diluted weighted-average
common shares outstanding                          1,498,972,923   1,498,972,923

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Three Months Ended March 31,                    2011            2010
--------------------------------------------------------------------------------
                                                                   (As Adjusted)
Cash flows from operating activities
  Net loss                                          $ (8,609,792)  $ (1,363,368)
  Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization                         56,428        164,021
    Accretion expense                                     35,865         57,640
    Recovery of doubtful accounts                              -        (22,877)
    Provision for doubtful accounts                            -        (44,407)
    Gain on sale - leaseback                             (20,268)        20,268
    Non-cash compensation expense                              -         43,577
    Issuance of warrants for settlement                   58,410              -
    Options issued to attorneys for services                   -          6,758
    Change in valuation of derivative                  7,871,711       (247,357)
    Changes in assets and liabilities:
      Trade accounts receivable                         (329,430)       (23,659)
      Inventories                                       (267,586)       357,737
      Prepaid expenses and other current assets          430,464        229,571
      Accounts payable                                  (189,398)      (210,169)
      Related party payable                               63,000              -
      Accrued liabilities                                465,482      1,106,305
      Deferred revenue                                   491,593       (129,203)
      Other current assets                               (91,822)             -
      Customer deposits                                        -       (150,354)
--------------------------------------------------------------------------------

          Net cash used in operating activities          (35,343)      (205,517)
--------------------------------------------------------------------------------

Cash flows from investing activities                           -              -

Cash flows from financing activities
  Payments on notes payable to related party                   -         (2,937)
  Principal payments on long-term debt                         -        (42,937)
  Checks written in excess of bank balance                33,803        108,752
  Proceeds from short-term advances                      387,290        144,200
  Payments on short-term advances                       (384,688)             -
--------------------------------------------------------------------------------

          Net cash provided by financing activities       36,405        207,078
--------------------------------------------------------------------------------

          Net increase in cash and cash equivalents        1,062          1,561

Cash and cash equivalents at beginning of year             4,767          8,588
--------------------------------------------------------------------------------

Cash and cash equivalents at end of year            $      5,829   $     10,149
--------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED


For the Three Months Ended March 31,                    2011             2010
--------------------------------------------------------------------------------
                                                                   (As Adjusted)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest            $    202,718   $      7,863

Noncash investing and financing activities:
Accounts payable settled on behalf of the
Company for  issuance of short term advances             117,960         51,220
Net assets assumed in consolidation of PlayBev                        8,651,323

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - CirTran Corporation and its subsidiaries (collectively, the "Company" or "CirTran") consolidates all of its majority-owned subsidiaries and companies over which the Company exercises control through majority voting rights and companies in which it has a variable interest and the Company is the primary beneficiary. The Company accounts for its investments in common stock of other companies that the Company does not control but over which the Company can exert significant influence using the cost method.

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries. These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In particular, the Company's significant accounting policies were presented as Note 1 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2011.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., and CirTran Beverage Corp.

The consolidated financial statements also include the accounts of After Beverage Group LLC, a majority controlled entity, and Play Beverages LLC ("PlayBev"), a consolidated variable interest entity. PlayBev holds a licence agreement with Playboy Enterprises International, Inc. ("Playboy") to manufacture and distribute energy drinks and water under the Playboy name. In prior years, PlayBev was not required to be consolidated due to lack of control over significant decisions by the Company or its affiliates. Effective January 1, 2010, the Company determined that it was the primary beneficiary of PlayBev and began to consolidate into its financial statements the accounts of PlayBev.

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

Long-lived asset costs are amortized over the estimated useful life of the asset, which are typically five to seven years. Amortization expense was $6,636 and $111,114 for the three months ended March 31, 2011 and 2010, repectively.

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

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 2,202,197,064 and 974,512,842 in potentially issuable common shares at March 31, 2011 and 2010, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

Consolidation of PlayBev - At December 31, 2010, the Company determined that it was the primary beneficiary of PlayBev, and that the assets, liabilities and operations of PlayBev should be consolidated into its financial statements beginning January 1, 2010. The Company has adjusted the previously reported, March 31, 2010, consolidated statements of operations and cash flows for the effects of the newly consolidated entity. The following table shows the effects of the change.

                                       March 31,      March 31,
                                         2010           2010          Changes
                                     -------------------------------------------
                                                                   (As Adjusted)
Condensed Consolidated Statement
of Operations

Net Sales                              (2,183,838)    (1,782,859)       400,979
Cost of Sales                           1,528,712      1,147,433       (381,279)
Royalty Expense                           531,448              -       (531,448)
Playboy Royalty Expense                         -        450,000        450,000
Royalty due LIB-MP                              -         75,383         75,383
Selling, General and administrative       790,608      1,171,887        381,279
Interest Expense                          248,600        265,572         16,972
Interest Income                           (29,185)             -         29,185


Condensed Consolidated Statement of Cash Flows

Cash flows from operating activities

Net loss                                 (922,297)    (1,363,368)      (441,071)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
Related party receivable                   81,657              -        (81,657)
Accrued liabilities                       720,698      1,243,426        522,728

Taxes - At March 31, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

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

In April 2010, the FASB issued guidance to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. The guidance is effective for fiscal years and interim periods beginning after December 15, 2010, with early adoption permitted. The Company's adoption of the new standard, on January 1, 2011, did not have a material impact on its consolidated statements.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss of $8,609,792 and of $1,363,368 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company had an accumulated deficit of $50,003,864. In addition, the Company used cash in its operations in the amount of $35,343 and $205,516 during the three months ended March 31, 2011 and 2010, respectively. The Company had borrowed funds in the form of short-term advances, notes, and convertible debentures. The Company had a negative working capital balance of $29,694,305 as of March 31, 2011, and $21,140,941 as of December 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company feels that its beverage business has the potential to have a substantial impact on its business. The Company plans to focus on the beverage business and the contract manufacturing business. For the beverage business, the Company plans to sell existing products and develop new products under the license agreement with Playboy to a globally expanding market. With regard to contract manufacturing, the Company goal is to provide customers with manufacturing solutions for both new and more mature products, as well as across product generations.

The Company currently provides product marketing services to the direct response and retail markets for both proprietary and non-proprietary products. This segment provides campaign management and marketing services for both the Direct-response, Retail and Beverage Distribution markets. The Company intends to continue to provide marketing and media services to support its own product efforts, and offer to customers marketing service in channels involving television, radio, print media, and the internet.

With respect to electronics assembly and manufacturing, the Company intends to continue to serve these industries, although it anticipates that its focus will shift more to providing services on a sub-contract basis.

NOTE 3 - INVENTORY

Inventory consisted of the following:

 Inventory Summary
                                                      March 31,     December 31,
                                                        2011           2010
--------------------------------------------------------------------------------
 Raw Materials                                      $  1,765,489   $  1,730,088
 Work in Process                                         385,744        139,947
 Finished Goods                                          724,267        737,879
 Allowance / Reserve                                  (2,065,558)    (2,065,558)
                                                    ----------------------------
      Totals                                        $    809,942   $    542,356
                                                    ============================

NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consisted of the following:

                                                                     Estimated
                                       March 31,    December 31,   Service Lives
                                         2011           2010         in Years
--------------------------------------------------------------------------------
Infomercial development costs        $     54,946   $     54,946          7
Patents                                    38,056         38,056          7
Website Development Costs                 150,000        150,000          5
--------------------------------------------------------------------------------
Total intellectual property          $    243,002   $    243,002

Less accumulated amortization             (80,178)       (73,543)
--------------------------------------------------------------------------------

Intellectual property, net           $    162,824   $    169,459
--------------------------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

                                     Year Ending December 31,
                                     -------------------------------------------
                                           2011                    $     31,218
                                           2012                          34,352
                                           2013                          32,418
                                           2014                          32,418
                                           2015                          32,418
                                     -------------------------------------------
                                           Total                   $    162,824
                                     -------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Global Marketing Alliance

The Company entered into an agreement with Global Marketing Alliance ("GMA"), and hired GMA's owner as the Vice President of CTO, one of the Company's subsidiaries. Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company's CTO products. In return, the Company provides bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO's online net sales. In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations. The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs. The Company recognized revenues from GMA related products and services in the amount of zero and $490,435 for the three months ended March 31, 2011 and 2010, respectively.

The GMA agreement remained in place as of March 31, 2011, but there was no activity under the agreement for the period ending March 31, 2011.

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

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. As of March 31, 2011 the Company owed $49,632 under this arrangement. In 2010, Mr. Nora loaned the Company a total of $667,560. Mr. Nora received cash payments totaling $96,500 from the Company. For the period ending March 31, 2011, Mr. Nora loaned the company $238,963 and received cash payments totaling $100,000. As of March 31, 2011, the Company still owed Mr. Nora $825,959 in the form of unsecured advances. These advances and short term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by Mr. Nora on these loans. In addition, the Company owed Mr. Nora $1,310,362 in accounts payable as of March 31, 2011, for selling, general and administrative expenses that were paid for by Mr. Nora on a personal credit card.

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a director of the company. The terms of the director agreement requires the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date.

In addition, on July 14, 2009, the Company entered into a Stock Purchase Agreement with Mr. Nora to sell to Mr. Nora 75,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director to the Company. Mr. Nora and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of March 31, 2011, the Company showed the balance of $225,000 as an accrued liability on the balance sheet.

In 2007, the Company issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000. The note was due on demand after May 2008. During the years ended December 31, 2010 and 2009, the Company repaid principal and interest totaling $71,013 and $22,434, respectively. At March 31, 2011, the principal amount owing on the note was $159,442. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During 2010, the Company paid $52,500 towards the outstanding notes. The principal balance owing on the promissory notes as of March 31, 2011, totaled $51,916.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes. The Company President and a Director of the Company signed personally for the notes. Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60 day grace period; a third note was for a term of 90 days, and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. During the years ended December 31, 2010 and 2009, the Company paid $140,000 and $125,000, respectively, against the loans, offset by an additional $75,000 in borrowings. As of March 31, 2011, the balance of the loans totaled $695,162. As of March 31, 2011, all four notes were in default and are accruing interest at the default rate of 36 percent per year.

As of March 31, 2011, the Company owed the Company president a total of $287,047 in unsecured advances, and $148,695 in accrued options. These advances and short term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

On July 14, 2009, the Company entered into a Stock Purchase Agreement with Iehab Hawatmah, the president of the Company, to sell to him 50,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by Mr. Hawatmah to the Company. Mr. Hawatmeh and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of March 31, 2011, the Company showed the balance of $150,000 as an accrued liability on the balance sheet.

On March 5, 2010, the Company entered into a Separation Agreement ("Agreement") with Shaher Hawatmeh. As of the date of the Agreement, Shaher Hawatmeh's employment with the Company was terminated and he no longer had any further employment obligations with the Company. In consideration of his execution of the Agreement, the Company agreed to pay Shaher Hawatmeh's "Separation Pay" of $210,000 in twenty-six bi-weekly payments. The company recorded $40,385 and $8,077 of compensation expense for the three months ended March 31, 2011 and 2010, under the terms of the agreement, respectively. On April 2, 2010, the Company made the first payment to Shaher Hawatmeh. Additional terms of the separation agreement included the issuance and delivery to Shaher Hawatmeh of ten million (10,000,000) shares of the Company's common stock within a reasonable time following authorization by the Company's shareholders of sufficient shares to cover such issuance. The grant date fair value of the shares aggregated to $50,000 as of March 5, 2010, based on the $.005 per share value as of the effective date of the separation agreement, and has been included in accrued liabilities as of March 31, 2011.

Sublease

In an effort to operate more efficiently and focus resources on higher margin areas of the Company's business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company ("Katana") entered into certain agreements (collectively, the 'Agreements") to reduce the Company's costs. The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company's property. Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company's Premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease is for two (2) months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and offshore. The income from the sublease to Katana for the period ending March 31, 2011, was $28,500 and was recognized as other income.

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

Registration rights agreements - In connection with the Company's issuance of convertible debentures to YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. ("YA Global"), the Company granted to YA Global certain registration rights, pursuant to which the Company agreed to file, a registration statements to register the resale of shares of the Company's common stock issuable upon conversion of the debentures. The Company agreed to keep the registration statement effective until all of the shares issuable upon conversion of the debenture have been sold. The Company has not accrued a liability for potential losses.

Previously, YA Global has agreed to extensions of the filing deadlines inherent in the terms of the convertible debentures mentioned above. On January 24, 2011, the Company and YA Global entered into a forbearance agreement related to the convertible debentures issued by the Company to YA or its predecessor entities.

Forbearance agreements - In previous periods the Company has defaulted on certain obligations under its convertible debentures and related agreements. The Company has entered into several forbearance agreements with YA Global in an attempt to restructure the agreement. As of December 31, 2010, the Company had defaulted under the terms of the previous forbearance agreement. On January 24, 2011, the Company, and YA Global Investments finalized an amended and restated forbearance agreement and related agreements ("A&R Forbearance Agreement"). The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011.

The Obligors (discussed below) agreed to waive any claims against YA, and released any such claims the Obligors may have had. The Obligors also ratified their respective obligations under the Financing Documents, and agreed to the satisfaction of certain conditions precedent, including the following: payment of certain funds to YA at the time of execution of the A&R Forbearance Agreement; the entry by Iehab Hawatmeh, President of the Company, into a Guaranty Agreement and a Pledge Agreement (both discussed below); the entry into a Ratification and Joinder Agreement by the Obligors (discussed below); the execution of a confession of judgment in a litigation matter between YA, the Company, and Katana Electronics, LLC ("Katana"); and the delivery of a new warrant (the "Warrant") to YA (discussed below).

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

The Company made its required payments through April 30, 2011, as required under the schedule above. As of the date of this filing it had not made the required May 1, 2011, payment.

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

In exchange for the satisfaction of such conditions and agreements from the Obligors, YA agreed to forbear from enforcing its rights and remedies as a result of the existing defaults until the earlier of (i) the occurrence of a Termination Event (as defined in the A&R Forbearance Agreement), or (ii) the Termination Date, which is given as December 31, 2011. Notwithstanding the foregoing, nothing contained in the A&R Forbearance Agreement or the other Forbearance Documents will be deemed to constitute a waiver by YA of any default or event of default, whether now existing or hereafter arising (including, without limitation, the existing defaults listed in the A&R Forbearance Agreement), and/or its right to convert the Debentures into shares of the Company's common stock.

In connection with the A&R Forbearance Agreement, Mr. Hawatmeh entered into a Guaranty Agreement and a Pledge Agreement. Pursuant to the Guaranty Agreement, Mr. Hawatmeh agreed to guarantee to YA the full payment and prompt performance of all of the obligations in the A&R Forbearance Agreement. Pursuant to the Pledge Agreement, Mr. Hawatmeh agreed to pledge a first priority security interest in 7,000 class A membership units in Play Beverages, LLC ("PlayBev") to secure the payment of the obligations under the A&R Forbearance Agreement and the Guaranty Agreement.

The Company, the Company's Utah-based subsidiary (also name of CirTran Corporation) ("CirTranSub"), and the other Obligors also entered into a Ratification and Joinder to Collateral Agreements, pursuant to which CirTranSub agreed to be bound by the terms and conditions of, and to be a party to, the Global Security Agreement (entered into in connection with a Prior Forbearance Agreement) and the Global Guaranty Agreement (entered into in connection with a Prior Forbearance Agreement). (The terms of the Global Guaranty Agreement and the Global Security Agreement were described in, and attached as exhibits to, the Company's Current Report on Form 8-K, filed with the SEC on August 17, 2009. For a more complete description of these agreements, please see that filing.) In conjunction with the Forbearance Agreement, the Company issued five-year warrants to purchase up to 25,000,000 shares of common stock at an exercise price of $0.02 per share. (See note 12).

Instruments Convertible to stock in excess of authorized amounts - The Company currently has issued and outstanding options, warrants, convertible notes and other instruments for the acquisition of the Company's common stock in excess of the available authorized but non-issued shares of common stock provided for under the Company's Articles of Incorporation, as amended. As a consequence, in the event that the holders of such instruments requiring the issuance, in the aggregate, of a number of shares of common stock that would, when combined with the previously issued and outstanding common stock of the Company exceed the authorized capital of the Company, seek to exercise their rights to acquire shares under those instruments, the Company will be required to increase the number of authorized shares or effect a reverse split of the outstanding shares in order to provide sufficient shares for issuance under those instruments.

Employment Agreements - The Company has entered into an employment agreement with Mr. Hawatmeh, our President. The terms of the employment agreement requires the Company to grant to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date. The employment agreement also includes additional incentive compensation as follows: a quarterly bonus equal to 5 percent of the Company's earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0 percent of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1 percent of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year. For the periods ending March 31, 2011, and 2010 the Company incurred $11,868 and $42,581, respectively, of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract for compensation related to the bonuses under the Employment Agreements.

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

On May 1, 2009, PlayBev, a consolidated entity of CirTran, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora. The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on behalf of the Company, a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel and repairs. The Company accrued an expense of $63,000 for the period ended March 31, 2011 and 2010 and accrued $483,000 and $63,000 in compensation payable, which is included in related party payables as of March 31, 2011 and 2010, respectively, for management compensation associated with PlayBev.

The company has active employment contracts with several of its employees that require annual payment of non-cash compensation in a fixed number of shares. During the period ended March 31, 2011 and 2010, the Company did not grant options to purchase shares of common stock to employees due to the unavailability of issuable stock. The Company accrued an expense of $40,350 and $43,577 for the period ending March 31, 2011 and 2010, respectively, for employee options relating to the employment contracts of these employees.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2011, and December 31, 2010:

                                                      March 31,     December 31,
                                                        2011            2010
--------------------------------------------------------------------------------

Settlement note, ten monthly payments,
no interest                                               59,581         59,769

Promisory note to a stockholder, 10% stated
interest rate, unsecured, interest due
quarterly, due February 2011 to
related party.                                           159,442        159,442

Promisory note to an investor, 10% stated
interest rate, face value discounted and to
be accreted over the life of the note.
Due on demand.                                           699,800        663,935

Promisory note to an unrelated member of
AfterBev, 10% stated interest interest
payable quarterly.  Due on demand.                        75,000         75,000

Promisory notes to 3 investors, 12% stated
interest, 5% borrowing fee, due on demand
to related party.                                         51,915         51,916

Promisory note to an unrelated member of
PlayBev, 10% stated interest interest payable
quarterly.  Due on demand to related party.              250,000        250,000
--------------------------------------------------------------------------------

                                                       1,295,738      1,260,062

Less current maturities                               (1,295,738)    (1,260,062)
--------------------------------------------------------------------------------

Long-term portion of notes payable                  $          -   $          -
--------------------------------------------------------------------------------

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance (See note 12). At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. Interest expense of $35,865 and $57,640 was accreted during the three months ended March 31, 2011 and 2010, respectively. A total of $699,800 has been accreted against the note as of March 31, 2011. The carrying value of the note will continue to be accreted over the life of the note until the carrying value equals the face value of $700,000. As of March 31, 2011, the balance of the note was $699,800.

In March 2008, the Company converted $75,000 owed to an unrelated member of AfterBev into a one-year, 10 percent promissory note, with interest payable quarterly. The balance as of March 31, 2011, was $75,000. The note renews monthly. The Company was in default on this note as of March 31, 2011.

NOTE 8 - CONVERTIBLE DEBENTURES

Convertible Debentures consisted of the following as of March 31, 2011 and December 31, 2010:

                                                      March 31,    December 31,
                                                        2011           2010
--------------------------------------------------------------------------------

Convertible debenture, 12% stated interest
rate, secured by all of the Company's assets,
Due on December 31, 2011.                           $    620,137   $    620,137

Convertible debenture, 12% stated interest
rate, secured by all of the Company's assets,
Due on December 31, 2011.                              1,500,000      1,500,000

Convertible debenture, 12% stated interest
rate, secured by all of the Company's assets,
Due on December 31, 2011.                              1,041,218      1,041,218
--------------------------------------------------------------------------------

                                                       3,161,355      3,161,355

Less current maturities                               (3,161,355)    (3,161,355)
--------------------------------------------------------------------------------

Long-term portion of convertible debenditures       $          -   $          -
--------------------------------------------------------------------------------

The convertible debentures and accrued interest are convertible into shares of the Company's common stock at the lowest bid price for the 20 trading days prior to conversion. As of December 31, 2010, the Company was in default on the all three convertible debentures. On January 24, 2011, the Company entered into a forbearance agreement which requires the Company to make payments according to the agreement (see note 6). As of March 31, 2011 and December 31, 2011, the Company had accrued interest owed on the convertible debentures in the amount of $751,999 and $958,458, respectively. The Company recorded interest expense of $93,541 and $93,541 for the three months ended March 31, 2011 and 2010, respectively.

The Company determined that certain conversion features of the convertible debentures and accrued interest fell under derivative accounting treatment. As of March 31, 2011, and December 31, 2010, the fair value of the conversion feature was determined to be $8,978,981 and $1,339,192, respectively.

The Company made the required payments through April 30, 2011 as required by the January 24, 2011 forbearance agreement. As of the date of this report, the Company had not made the required May 1, 2011 payment.

NOTE 9 - FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments are measured each quarter. As of March 31, 2011, and December 31, 2010, the fair market value of the derivatives aggregated $9,342,767 and $7,412,646, respectively, using the following assumptions: term of between 0.15 - 1.92 year, estimated volatility of between 155.84 and 208.90 percent and a discount rate of between 0.00% and 0.30 percent.

NOTE 10 - FAIR VALUE MEASUREMENTS

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


Liabilities measured at fair value on a recurring basis at March 31, 2011 are summarized as follows:

                                  Level 1     Level 2        Level 3     Total
                                 -----------------------------------------------

 Fair value of derivatives       $      -   $  9,342,767   $      -  $ 9,342,767

Liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized as follows:

                                  Level 1     Level 2        Level 3     Total
                                -----------------------------------------------

 Fair value of derivatives      $       -   $ 1,412,646    $      -  $ 1,412,646

As further described in Note 9, the fair value of the derivative liability was determined using the Black-Scholes option pricing model.

NOTE 11 - STOCKHOLDERS' DEFICIT

Cirtran stockholders' deficit increased by $8,033,956 and $827,606, as a result of net loss for the three months ended March, 31, 2011 and 2010, respectively. Noncontrolling interest in consolidated subsidiaries increased stockholders' deficit by $575,836 and $531,291 for the three months ended March 31, 2011 and 2010, respectively, due to the net loss of the noncontrolling subsidiary.

During the three months ended March 31, 2011, the Company did not issue shares of common stock.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of March 31, 2011, options to purchase a total of 59,200,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued. As of March 31, 2011, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also, out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the three months ended March 31, 2011 and 2010, the Company did not grant options to purchase shares of common stock to employees.

During the three months ending March 31, 2011, the Company accrued for 20,400,000 employee options relating to the employment contract of the Company president, directors and officers. The fair market value of the options accrued aggregated $40,350, using the following assumptions: 5 year term, volatility of
167.47 percent and a discount rate of 2.02 percent.

A summary of the stock option activity under the Plans as of March 31, 2011, and changes during the three months then ended is presented below:

                                                      Weighted
                                        Weighted      Average
                                        Average      Remaining       Aggregate
                                        Exercise    Contractual      Intrinsic
                        Shares           Price          Life           Value
--------------------------------------------------------------------------------

Outstanding at
December 31, 2010       53,160,000   $      0.014           2.48   $          -
--------------------------------------------------------------------------------
Granted                          -   $      0.000
Exercised                        -   $      0.000
Expired                 (2,400,000)  $      0.000
Outstanding at
March 31, 2011          50,760,000   $      0.014           2.23   $          -
--------------------------------------------------------------------------------
Exercisable at
March 31, 2011          50,760,000   $      0.014           2.23   $          -

As of March 31, 2011 and December 31, 2010, the company had a total of 81,600,000 and 61,200,000 options not issued but accrued.

Warrants - On January 24, 2011, as part of the A&R Forbearance Agreement, a warrant to purchase 25,000,000 shares of common stock was issued to YA Global. The warrant had an exercise price of $0.02 per share and vested immediately. The fair market value of the warrants aggregated $58,410, using the following assumptions: 5 year term, volatility of 170.22 percent and a discount rate of
2.03 percent.

In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there were warrants outstanding at March 31, 2011 to purchase a total of 36,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent.

As of March 31, 2011, the Company also had outstanding and exercisable warrants issued in prior years to purchase 75,000,000 shares of the Company's common stock related to a debt issuance at prices ranging from $0.02 to $0.50 per share and expire on February 28, 2013. The Company had outstanding and exercisable warrants issued in prior years to purchase 6,000,000 shares of the Company's common stock issued to a shareholder at a price of $0.0125 per share and an expiration date of April 5, 2012.

The Corporation currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included as part of the company's derivative liability. The value of the derivative liability related to the warrants were $363,786 as of March 31, 2011 (see note 9).



NOTE 13 - SEGMENT INFORMATION

Segment information has been prepared in accordance with ASC 280-10, Disclosure about Segments of an Enterprise and Related Information. The Company has four reportable segments: Electronics Assembly, Contract Manufacturing, Marketing and Media, and Beverage Distribution. The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to PlayBev. The Beverage Distribution segment manufactures, markets, and distributes Playboy-licensed energy drinks domestically and internationally. The Beverage Distribution segment continues to grow, and the distribution channels, across the country and internationally, continues to gain traction. The Company anticipates this segment to become more significant in relation to overall Company operations.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                  Electronics     Contract       Marketing        Beverage
                                   Assembly     Manufacturing    and Media      Distribution         Total
-----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2011
---------------------------------
Sales to external customers       $          -  $      (53,941)  $           -  $     1,341,259  $      1,395,200
Segment income (loss)               (8,232,716)           (522)        (5,788)        (370,766)       (8,609,792)
Segment assets                       1,728,782         727,148        348,169        1,594,809         4,398,908
Depreciation and amortization            8,735          42,178          5,515                -            56,428

Three Months Ended March 31, 2010
---------------------------------
Sales to external customers       $    488,172  $      175,148  $     847,697  $       271,842  $      1,782,859
Segment income (loss)               (1,915,652)        (83,084)      (277,281)         912,649        (1,363,368)
Segment assets                       2,954,277       1,185,025        680,884          593,876         5,414,062
Depreciation and amortization           93,733          64,447          5,841                -           164,021

NOTE 14 - GEOGRAPHIC INFORMATION

The Company currently maintains $199,598 of capitalized tooling costs in China. All other revenue-producing assets are located in the United States of America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

NOTE 15 - VARIABLE INTEREST ENTITY

Consolidation of PlayBev - During the year ended December 31, 2007, the Company, through AfterBev, a 51% voting and 4% economic interest consolidated subsidiary, purchased a 50% ownership in PlayBev for $750,000. As condition of the purchase, AfterBev was to develop an acceptable operating plan for PlayBev, procure a credit facility with a third party at prevailing market rates sufficient to fund PlayBev's working capital needs, and provide a third party vendor to develop, manufacture, and distribute the energy drink product. Upon satisfactory completion of these events, AfterBev was granted an additional 1% ownership interest in PlayBev, bringing its total investment to 51%. Certain participating rights held by the minority interest holders of PlayBev prevented it being consolidated with the Company under the majority ownership accounting guidance. The Company was selected to develop, manufacture, and distribute the energy drinks as well as provide the credit facility to support the working capital needs of PlayBev.

Effective January 1, 2010, the Company adopted the new provisions under Generally Accepted Accounting Principles ("GAAP"), ASC 810-10, "Consolidation of Variable Interest Entities," which caused it to re-evaluate its involvement with PlayBev. At year end, the Company determined that it was the primary beneficiary of PlayBev, and that the assets, liabilities and operations of PlayBev should be consolidated into its financial statements beginning January 1, 2010.

Included in the accompanying financial statements are the following assets and liabilities of PlayBev as of March 31, 2011, and December 31, 2010, and for the three months ended March 31, 2011 and 2010:

                                                      March 31,    December 31,
                                                        2011          2010
--------------------------------------------------------------------------------
Other Assets                                        $        361  $         361
Prepaid Royalty                                                -        500,000
--------------------------------------------------------------------------------
Total Assets                                        $        361  $     500,361
================================================================================

Accrued Interest                                    $    309,891  $     266,129
Royalty Payable                                          547,982        552,150
Notes Payable to Shareholders                            250,000        250,000
--------------------------------------------------------------------------------
Total Liabilities                                   $  1,107,873  $   1,068,279
================================================================================

The assets included above primarily relate to prepayments under the Playboy license agreement that expires in March 2012. The parties have the option to extend the license agreement at the end of the term. These assets can not be used to settle PlayBev's liabilities.

NOTE 16 - SUBSEQUENT EVENTS

As of May 23, 2011 the May payment under the A&R Forbearance Agreement had not been made (see note 6, Forbearance Agreements). The Company has negotiated an extension of the payment with YA Global to extend the payment date to May 27, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We conduct business through our subsidiaries and divisions: CirTran Beverage, CirTran USA, CirTran Asia, CirTran Products, CirTran Media Group, and CirTran Online. CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we, entered into with PlayBev, a consolidated variable interest entity who holds the Playboy license. Sales of energy drink beverages during the three months ended March 31, 2011 and 2010, amounted to 92 percent and 51 percent of total sales, respectively.

CirTran USA accounted for zero percent and eight percent of our total revenues during the three months ended March 31, 2011 and 2010, respectively, generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Royalty revenue was 5 percent and zero percent of our total revenues during the three months ended March 31, 2011 and 2010, respectively.

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. Sales comprised zero percent of total sales for both periods ended March 31, 2011 and 2010.

CirTran Media provides end-to-end services to the direct response and entertainment industries. The company had no revenues relating to this subsidiary for both the three months ended March 31, 2011 and 2010.

CirTran Online sells products via the Internet, and provides services and support to Internet retailers. In conjunction with partner GMA, revenues from this division zero percent of total revenues during both periods ending March 31, 2011 and 2010.

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

Results of Operations

Comparison of the Three months ended March 31, 2011 and 2010

Sales and Cost of Sales

Net sales decreased to $1,395,200 for the three months ended March 31, 2011, as compared to $1,782,859 for the three months ended March 31, 2010. The decrease in revenues was due to a shift in focus to the manufacture and distribution of Playboy energy drinks. Sales decreased as a result of winding down electronics assembly, contract manufacturing and marketing and media services during 2010 and increasing beverage distribution sales. The beverage distribution did not make up for the loss of sales in the assembly, manufacturing, and media services in total, due to the time necessary to comply with regulatory and administrative requirements for opening and operating international sales channels in the beverage distribution segment. The change was made to focus on beverage distribution due to the increased margins associated with that segement.

Cost of sales, as a percentage of sales, decreased to 53 percent from 94 percent for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, respectively. Consequently, the gross profit margin increased to 47 percent from 6 percent, for the three months ended March 31, 2011 and 2010, respectively. The increase in gross profit margin were attributable to the significant shift in the sales mix of products and services experienced during 2011 as compared to 2010 and increases in product royalty expenses, which are included in the cost of sales. The company shifted its focus to the manufacture and distribution of beverages. In addition, CirTran Beverage records products sales and costs on sales made directly to distributors and end customer, which sales provide a more favorable gross profit margin. We anticipate that gross profit margins for CirTran Beverage will increase in the future as we increase our distribution of the Playboy energy drink beverages to both domestic and international markets.

The following charts present comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media and Beverage Distribution during the three months ended March 31, 2011 and 2010.


Three Months Ended March 31:

                                      Cost of      Royalty        Gross Loss
     Segment      Year     Sales       Sales       Expense        / Margin
--------------------------------------------------------------------------------
Electronics
Assembly          2011  $  -       $         -   $       -   $              -
                  2010    170,444      198,340           -            (27,896)
--------------------------------------------------------------------------------
Contract
Manufacturing     2011     53,941          331           -             53,610
                  2010      1,045      (11,608)                        12,653
--------------------------------------------------------------------------------
Marketing /
Media             2011          -            -           -                  -
                  2010    490,436      463,146           -             27,290
--------------------------------------------------------------------------------
Beverage
Distribution      2011  1,391,259      194,956      544,065           602,238
                  2010  1,120,934      497,555      525,383            97,996
--------------------------------------------------------------------------------

Selling, General and Administrative Expenses

During the three months ended March 31, 2011, selling, general and administrative expenses decreased $99,739 as compared to the same period during 2010.The decrease was the result of the shift from assembly and Media and Marketing to Beverage Distribution that reduced payroll and administrative costs. We continue to reposition our business structure to take advantage of our core strengths.

Non-cash compensation expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $40,349 for the three months ended March 31, 2011, as compared to $43,577 for the three months ended March 31, 2010, respectively. The increase was primarily a result of the 6,000,000 options accrued for our Company President per his employment agreement.

Other income and expense

The combined interest expense for three months ended March 31, 2011, was $271,790 as compared to $265,572 for the three months ended March 31, 2010, an increase of two percent. Interest expense recorded in the Consolidated Statements of Operations combines both accretion expense and interest expense. Actual interest expense increased to $192,163 for the three months ended March 31, 2011, as compared to the interest expense of $190,690 for the three months ended March 31, 2010.

Interest income for the three months ending March 31, 2011 and 2010 was $0 as a result of the consolidation and elimination of PlayBev as of January 1, 2010.

We recorded a loss of $7,871,711 on our derivative valuation for the three months ending March 31, 2011, as compared to a gain of $247,357 recorded for the three months ending March 31, 2010. The unfavorable swing in the derivative valuation is primarily the result of factors relating to the differing debt levels of the underlying convertible securities, together with the varying market values of our common stock.

As a result of these factors, our overall net loss increased to $8,033,956 for the three months ended March 31, 2011, as compared to a net loss of $832,077 for the three months ended March 31, 2010. The net loss attributable to the Company was $8,609,792 for the three months ended March 31, 2011, and net income of $575,836 was attributable to a non-controlling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $50,003,864 at March 31, 2011, and $41,969,908 at March 31, 2010. Net loss for the three months ended March 31, 2011, was $8,033,956 as compared to $832,077 for the three months ended March 31, 2010. Our current liabilities exceeded our current assets by $29,694,305 as of March 31, 2011, and by $21,140,941 as of March 31, 2010. For
the three months ended March 31, 2011 and 2010, we experienced negative cash flows from operating activities of $35,343 and $205,516, respectively.

Cash

The amount of cash used in operating activities during the three months ended March 31, 2011 decreased by $170,173, driven primarily by increasing payables and deferred revenue balances balances.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $329,430 during the three months ended March 31, 2011. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable. The company eliminates the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a Variable Interest Entitiy ("VIE").

Accounts payable and accrued liabilities

During the three months ended March 31, 2011, accounts payable, accrued liabilities and short-term debt increased $390,680 to a combined balance of $12,730,921. The increase was driven primarily by an increase of $120,750 of short-term advances and an increase of $396,326 in accrued liabilities. At March 31, 2011, we owed $483,000 to investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

Liquidity and financing arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations. We had an accumulated deficit of $50,003,864 along with a total stockholders' deficit of $27,721,589, at March 31, 2011. In addition, we have used, rather than provided, cash in our operations for the three months ended March 31, 2011 and 2010, of $35,343 and $205,516, respectively. During the three months ended March 31, 2011, our monthly operating costs and interest expense averaged approximately $481,000 per month.

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

Convertible Debentures

Highgate House Funds, Ltd. - In May 2005, the Company entered into an agreement with Highgate, to issue a $3,750,000, 5 percent Secured Convertible Debenture (the "Debenture"). The Debenture was originally due December 2007, and is secured by all of the Company's assets. Highgate extended the maturity date of the Debenture to December 31, 2008. As of January 1, 2008 the interest rate increased to 12 percent. On August 11, 2009, the Company and YA Global, an assignee of Highgate, entered into a forbearance agreement and related agreements. The Company agreed to repay the Company's obligations under the Debentures per an agreed schedule. Subsequently, the Company defaulted on its payment obligation. However, in January 2011, the Company and YA Global entered into an amended and restated forbearance agreement, described below.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the three months ending March 31, 2011, totaled $18,349. The balance of accrued interest owed at March 31, 2011, was $97,748.

On January 24, 2011, the Company, and YA Global Investments finalized an amended and restated forbearance agreement (the "A&R Forbearance Agreement") and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors. The A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011.

The Company and certain of its subsidiaries, which also guaranteed the Company's obligations (the "Guarantors" and collectively with the Company, the "Obligors") agreed to waive any claims against YA, and released any such claims the Obligors may have had. The Obligors also ratified their respective obligations under the Financing Documents, and agreed to the satisfaction of certain conditions precedent, including the following: payment of certain funds to YA at the time of execution of the A&R Forbearance Agreement; the entry by Iehab Hawatmeh, President of the Company, into a Guaranty Agreement and a Pledge Agreement (both discussed in Note 6); the entry into a Ratification and Joinder Agreement by the Obligors (discussed below); the execution of a confession of judgment in a litigation matter between YA, the Company, and Katana Electronics, LLC ("Katana"); and the delivery of a new warrant (the "Warrant") to YA (see Note
6).

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

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008 Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock. The carrying value of the Debenture as of March 31, 2011 was $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $1,647,147 as of March 31, 2011.

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

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Accrued interest of $300,000 was paid during the three months ended March 31, 2011. Interest accrued during the three months ending March 31, 2011, totaled $44,384. The balance of accrued interest owed at March 31, 2011, was $90,237.

As noted above, on January 24, 2011, the Company, and YA Global Investments entered into the A&R Forebearance Agreement, discussed above.

The December Debenture was issued with 10,000,000 warrants, with an exercise price of $0.09 per share. The warrants vested immediately and had a three-year life. As a result of the May 2007 1.2-for1 forward stock split, the effective number of vested warrants increased to 12,000,000. On December 31, 2008, all 12,000,000 warrants expired.

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

As of March 31, 2011, YA Global had not converted any of the December Debenture into shares of the Company's common stock. As a result, the carrying value of the debenture as of March 31, 2011, remains $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of March 31, 2011, was determined to be $3,648,714.

YA Global August Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the three months ending March 31, 2011, totaled $30,805. The balance of accrued interest owed at March 31, 2011, was $564,014.

As noted above, on January 24, 2011, the Company, and YA Global Investments entered into the A&R Forebearance Agreement, discussed above.

In connection with the August Debenture, the Company also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants had an exercise price of $0.06 per share, and originally were to expire three years from the date of issuance. In connection with the Forbearance Agreement, the term of the warrants was extended to August 23, 2010. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred. As a result of the May 2007 1.2-for 1 forward stock split, the effective number of outstanding warrants increased to 18,000,000.

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

YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock during the year ended December 31, 2009. As of March 31, 2011, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature was $3,683,120 as of March 31, 2011.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $111,113 and $111,113 for the three months ended March 31, 2011 and 2010, respectively.

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

Registration Payment Arrangements - On January 1, 2007, we adopted ASC 815-40 Accounting for Registration Payment Arrangements. Under ASC 815-40, and ASC 450-10, Accounting for Contingencies, a registration payment arrangement is an arrangement where (a) we have agreed to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or (b) we will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if we fail to meet those requirements. When we issues an instrument coupled with these registration payment requirements, we estimate the amount of consideration likely to be paid under the agreement, and offsets such amount against the proceeds of the instrument issued. The estimate is then reevaluated at the end of each reporting period, and any changes recognized as a registration penalty in the results of operations. As further described in Note 6 to the consolidated financial statements, we have instruments that contain registration payment arrangements. The effect of implementing this has not had a material effect on the financial statements because we consider probability of payment under the terms of the agreements to be remote.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at March 31, 2011, due to the fact that the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, had not been remediated as of March 31, 2011.

These weaknesses are continuing. Management and the Board of Directors are aware of these weaknesses that result because of limited resources and staff. Efforts to design and implement controls and processes have been put on hold due to limited resources, but we anticipate a renewed focus on this effort in the near future. Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the first quarter of 2011 that has materially affected , or is reasonably likely to materially affect our internal control over financial reporting.

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

On April 6, 2011, the Court held a hearing on (1) the Company's Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts; and
(2) ABS's Motion for an Order to Show Cause re Civil Contempt. The Court denied the Company's Motion to declare the judgment fully satisfied, and granted ABS's motion but did not hold the Company in civil contempt. The Court set a hearing on the motion for the Order to Show Cause for July 8, 2011, regarding the Company's compliance with collection orders. As of the date of this Report, the Company had appealed the denial of the motion to declare the judgment satisfied, and was reviewing its options with respect to how to proceed.

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

Fortune Resources LLC v. CirTran Beverage Corp, Civil No. 090401259, Third Judicial District Court, Salt Lake County, State of Utah. On February 5, 2009, the plaintiff filed a complaint against CirTran Beverage, claiming non-payment for goods in the amount of $121,135. CirTran Beverage filed its answer on March10, 2009, denying the allegations in the Complaint. CirTran Beverage and Fortune Resources engaged in settlement negotiations, and on May 3, 2010, pursuant to which Fortune Resources agreed to dismiss the suit upon receipt from CirTran of $50,000 pursuant to a payment schedule. As of August 22, 2010, the Company has made its scheduled payments timely. The Plaintiff has filed a request for entry of judgment against CirTran, claiming that CirTran failed to make the required payments. These amounts have been accrued in full as a liability. An Order for Supplementary Proceedings was entered on January 12, 2011. Subsequently, the parties reached a settlement, and a satisfaction of judgment has been filed in the case.

Global Freight Forwarders v. CirTran Asia, Civil No. 080925731, Third Judicial District Court, Salt Lake County, State of Utah. On December 18, 2008, the plaintiff filed a complaint against CirTran Asia, claiming breach of contract, breach of the duty of good faith and fair dealing, and unjust enrichment, seeking approximately $260,000. The Complaint was served on CirTran Asia on January 5, 2009. On February 12, 2009, CirTran Asia filed its answer. Thereafter, CirTran Asia filed an amended answer and counterclaim. Discovery is complete, and the plaintiff filed a certificate of readiness for trial with the Court. The Parties have engaged in settlement negotiations, and have reached a tentative agreement, and a final written settlement agreement has been executed.

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

Jimmy Esebag v. CirTran Corporation and Fadi Nora, Superior Court of the State of California, Los Angeles County, Case No. BC296162. On July 15, 2010, the court entered judgment against the Company in the amount of $68,270 based upon the Company's failure to make payments when due under a settlement with Mr. Esebag. Mr. Esebag has engaged in some actions to collect on the judgment. These amounts have been accrued in full as a liability.

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

American Express Travel Related Services Company, Inc., v. CirTran Corporation, dba Diverse Media Group and Iehab Hawatmeh, in the Third District Court, State of Utah, Salt Lake County. In this action, American Express asserts a claim for $108,029 in principal and $24,269 in interest due on a credit card account. On May 18, 2011, the defendants were served with a First Amended Complaint. The Company denies liability and intends to defend the claims.

Ayad Jaber, Ramzy Fakhoury, Haya Enterprises, LLC. V. CirTran Beverage Corporation, Play Beverages LLC, Iehab Hawatmeh, and Fadi Nora, in the Superior Court of the State of California, County of Orange, Case No. 0443807. On January 24, 2011, these plaintiffs filed a complaint asserting claims based on alleged breaches of various written and oral promises, seeking damages of $700,000 in principal from the Company, plus $1,219,520 in principal from all defendants, plus $200,000 from Fadi Nora, plus other unspecified amounts. On April 20, 2011, the court entered default judgments against Fadi Nora, the Company, and Play Beverages, LLC. On May 18, 2011, each of these defendants filed a motion to set aside the default judgments and seeking an order permitting the defendants to file their responsive pleadings.

In re Play Beverages, LLC, involuntary Chapter 7 petition, United States Bankruptcy Court for the District of Utah, Case No. 11-26046. Three alleged creditors, LIB-MP Beverage, LLC, George Denney, and Martin K. Dupuy, filed an involuntary Chapter 7 petition against Play Beverages, LLC, on April 26, 2011. The petition and a summons were served on Play Beverages, LLC on May 18, 2011, and Play Beverages, LLC is required to answer the involuntary petition on or before June 8, 2011. Play Beverages, LLC denies the allegations in the involuntary petition and intends to contest the petition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

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

      10.8 Asset Purchase Agreement, dated as of June 6, 2006, by and between Advanced Beauty Solutions, LLC, and CirTran Corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 13, 2006, and incorporated here in by reference).

      10.9 Lockdown Agreement by and between CirTran Corporation and Cornell Capital Partners, LP, dated as of July 20, 2006 (previously filed as an exhibit to the Company's Registration Statement on Form SB-2/A (File No. 333-128549) filed with the Commission on July 27, 2006, and incorporated herein by reference).

      10.10 Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of August 10, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

      10.11 Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of August 10, 2006 (filed as an exhibit to Registration Statement on Form SB-2 (File No. 333-128549) and incorporated herein by reference).

      10.12 Amended Lock Down Agreement by and between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006 (filed as an exhibit to the Company's Quarterly Report for the quarter ended September 30, 2006, filed with the Commission on November 20, 2006, and incorporated herein by reference).

      10.13 Amendment to Debenture and Registration Rights Agreement between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006 (filed as an exhibit to the Company's Quarterly Report for the quarter ended September 30, 2006, filed with the Commission on November 20, 2006, and incorporated herein by reference).

      10.14 Amendment Number 2 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference).

      10.15 Amendment Number 4 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007(previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 19, 2007, and incorporated here in by reference).

      10.16 Amendment to Employment Agreement for Iehab Hawatmeh, dated January 1, 2007 (previously filed as an exhibit to the Company's Annual Report for the year ended December 31, 2006, filed with the Commission on April 17, 2007, and incorporated herein by reference)

      10.17 Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC, dated April 16, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on April 20, 2007, and incorporated herein by reference).

      10.18 Employment Agreement for Mr. Sovatphone Ouk dated April 16, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on April 20, 2007, and incorporated herein by reference).

      10.19 Triple Net Lease between CirTran Corporation and Don L. Buehner, dated as of May 4, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).

      10.20 Commercial Real Estate Purchase Contract between Don L. Buehner and PFE Properties, L.L.C., dated as of May 4, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on May 10, 2007, and incorporated herein by reference).

      10.21 Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of May 25, 2007 (previously filed as an exhibit to the Company's' Current Report on Form 8-K filed with the Commission on June 1, 2007, and incorporated herein by reference).

      10.22 Amended and Restated Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of August 21, 2007 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 24, 2007, and incorporated herein by reference).

      10.23 Exclusive Sales Distribution/Representative Agreement, dated as of August 23, 2007 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 24, 2007, and incorporated herein by reference).

      10.24 Amendment Number 3 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P. (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2008, and incorporated herein by reference).

      10.25 Amendment Number 6 to Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P. (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2008, and incorporated herein by reference).

      10.26 Agreement between and among CirTran Corporation, YA Global Investments, L.P., and Highgate House Funds, LTD (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2008, and incorporated herein by reference).

      10.27 Agreement between and among CirTran Corporation, YA Global Investments, L.P., and Highgate House Funds, LTD (previously filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 15, 2008, and incorporated herein by reference).

      10.28 Forbearance Agreement between CirTran Corporation and YA Global Investments (previously filed as an exhibit to a Current Report on Form 8-K, filed with the Commission on August 17, 2009, and incorporated herein by reference).

      10.29 Stock Purchase Agreement between CirTran Corporation and Iehab Hawatmeh (previously filed as an exhibit to the Quarterly Report filed August 19, 2009, and incorporated herein by reference).

      10.30 Stock Purchase Agreement between CirTran Corporation and Fadi Nora (previously filed as an exhibit to the Quarterly Report filed August 19, 2009, and incorporated herein by reference).

      10.31 Amended and Restated Forbearance Agreement, dated as of January 24, 2011 (previously filed as an exhibit to our current report filed January 28, 2011 and incorporated herein by reference).

      32    Certification of President / Chief Financial Officer

      33 Certification pursuant to 18 U.S.C. Section 1350 - President / Chief Financial Officer

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CIRTRAN CORPORATION

                                       /s/ Iehab Hawatmeh
                                       ----------------------------------------
Dated: May 23, 2011                    By: Iehab Hawatmeh
                                       President, Chief Financial Officer
                                       (Principal Executive Officer, Principal
                                       Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       /s/ Iehab Hawatmeh
                                       ----------------------------------------
Dated: May 23, 2011                    By: Iehab Hawatmeh
                                       President, Chief Financial Officer,
                                       Principal Executive Officer, Principal
                                       Financial Officer and Director

--------------------------------------------------------------------------------