Form 10-Q/A
period 2011-03-31
CIRTRAN CORP
filed 2011-05-26
CIK 813716

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

                              CIRTRAN CORPORATION

                                  FORM 10-Q/A

                 For the Quarterly Period Ended March 31, 2011

                                EXPLANATORY NOTE
                                ----------------

CirTran Corporation is filing this amendment to its Quarterly Report for the quarter ended March 31, 2011, to correct certain typographical errors in sections of the report (including notes to the financial statements and Management's Discussion and Analysis) relating to segments and the inclusion of Play Beverages LLC as a consolidated variable interest entity.

                                     INDEX
                                     -----
                                                                           Page
                                                                           ----

                         PART I - FINANCIAL INFORMATION

 Item 1   Financial Statements (unaudited)
             Condensed Consolidated Balance Sheets                          3
             Condensed Consolidated Statements of Operations                4
             Condensed Consolidated Statements of Cash Flows                5
             Notes to Condensed Consolidated Financial Statements           7

 Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            22

 Item 3   Quantitative and Qualitative Disclosures About Market Risk       29

 Item 4   Controls and Procedures                                          29


                          PART II - OTHER INFORMATION

 Item 1   Legal Proceedings                                                29

 Item 2   Unregistered Sales of Equity Securities and Use of Proceeds      32

 Item 3   Defaults Upon Senior Securities                                  32

 Item 4   (Removed and Reserved)                                           32

 Item 5   Other Information                                                32

 Item 6   Exhibits                                                         33

 Signatures                                                                35

                      CIRTRAN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                      March 31,     December 31,
                                                        2011           2010
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                         $      5,829   $      4,767
  Trade accounts receivable, net of allowance
   for doubtful accounts of $445,253 and
   $445,253, respectively                                959,260        629,830
  Inventory, net of reserve of $2,065,558 and
   $2,065,558, respectively                              809,942        542,356
  Prepaid royalty                                              -        500,000
  Prepaid deposits                                       179,410        109,874
  Other                                                  471,751        379,929
--------------------------------------------------------------------------------
          Total current assets                         2,426,192      2,166,756

Investment in securities, at cost                        300,000        300,000
Long-term receivable, net                              1,215,871      1,215,871
Property and equipment, net                              285,754        335,547
Intellectual property, net                               162,824        169,459
Other assets, net                                          8,267          8,267
--------------------------------------------------------------------------------

          Total assets                              $  4,398,908   $  4,195,900
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance          $    237,263   $    203,460
  Accounts payable                                     3,141,696      3,331,092
  Related party payable                                  483,000        420,000
  Short term advances payable                          3,948,288      3,827,538
  Accrued liabilities                                  5,157,937      4,761,611
  Accrued interest                                     1,861,282      1,930,355
  Deferred revenue                                     2,373,784      1,882,191
  Derivative liability                                 9,342,767      1,412,646
  Convertible debenture                                3,161,355      3,161,355
  Current portion of refundable customer deposits      1,117,387      1,117,387
  Current maturities of long-term debt                   886,296        850,620
  Note payable to stockholders                           409,442        409,442
--------------------------------------------------------------------------------
          Total current liabilities                   32,120,497     23,307,697
--------------------------------------------------------------------------------

          Total liabilities                           32,120,497     23,307,697

Stockholders' deficit
CirTran Corporation stockholders' deficit:
  Common stock, par value $0.001; authorized
   1,500,000,000 shares; issued and outstanding
   shares: 1,498,972,923 and 1,498,972,923,
   respectively                                        1,498,968      1,498,968
  Additional paid-in capital                          29,128,672     29,128,672
  Subscription receivable                                (17,000)       (17,000)
  Accumulated deficit                                (50,003,864)   (41,969,908)
--------------------------------------------------------------------------------

          Total CirTran Corporation stockholders'
          deficit                                    (19,393,224)   (11,359,268)
--------------------------------------------------------------------------------
Noncontrolling interest                               (8,328,365)    (7,752,529)
--------------------------------------------------------------------------------
          Total stockholders' deficit                (27,721,589)   (19,111,797)
--------------------------------------------------------------------------------

          Total liabilities and stockholders'
           deficit                                  $  4,398,908   $  4,195,900
--------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,                   2011             2010
--------------------------------------------------------------------------------
                                                                   (As Adjusted)

Net sales                                           $  1,395,200   $  1,782,859
Cost of sales                                           (195,287)    (1,147,433)
Royalty Expense                                         (544,065)      (525,383)
--------------------------------------------------------------------------------

          Gross profit                                   655,848        110,043
--------------------------------------------------------------------------------

Operating expenses
  Selling, general and administrative expenses         1,072,148      1,171,887
  Non-cash compensation expense                           98,759         43,577
--------------------------------------------------------------------------------
          Total operating expenses                     1,170,907      1,215,464
--------------------------------------------------------------------------------

          Loss from operations                          (515,059)    (1,105,421)
--------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                      (271,790)      (265,572)
  Seperation expense - related party                           -       (260,000)
  Gain on sale/leaseback                                  20,268         20,268
  Other income                                            28,500              -
  Gain (loss) on derivative valuation                 (7,871,711)       247,357
--------------------------------------------------------------------------------
          Total other expense, net                    (8,094,733)      (257,947)
--------------------------------------------------------------------------------

          Net loss                                  $ (8,609,792)  $ (1,363,368)
--------------------------------------------------------------------------------

          Net loss attributable to
          noncontrolling interest                        575,836        531,291
--------------------------------------------------------------------------------

          Net loss attributable to CirTran          $ (8,033,956)  $   (832,077)
--------------------------------------------------------------------------------

Basic and diluted loss per common share             $      (0.01)  $      (0.00)
--------------------------------------------------------------------------------
Basic and diluted weighted-average
common shares outstanding                          1,498,972,923   1,498,972,923

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Three Months Ended March 31,                    2011            2010
--------------------------------------------------------------------------------
                                                                   (As Adjusted)
Cash flows from operating activities
  Net loss                                          $ (8,609,792)  $ (1,363,368)
  Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization                         56,428        164,021
    Accretion expense                                     35,865         57,640
    Recovery of doubtful accounts                              -        (22,877)
    Provision for doubtful accounts                            -        (44,407)
    Gain on sale - leaseback                             (20,268)        20,268
    Non-cash compensation expense                         40,349         43,577
    Issuance of warrants for settlement                   58,410              -
    Options issued to attorneys for services                   -          6,758
    Change in valuation of derivative                  7,871,711       (247,357)
    Changes in assets and liabilities:
      Trade accounts receivable                         (329,430)       (23,659)
      Inventories                                       (267,586)       357,737
      Prepaid expenses and other current assets          430,464        229,571
      Accounts payable                                  (189,398)      (210,169)
      Related party payable                               63,000              -
      Accrued liabilities                                425,133      1,106,305
      Deferred revenue                                   491,593       (129,203)
      Other current assets                               (91,822)             -
      Customer deposits                                        -       (150,354)
--------------------------------------------------------------------------------

          Net cash used in operating activities          (35,343)      (205,517)
--------------------------------------------------------------------------------

Cash flows from investing activities                           -              -

Cash flows from financing activities
  Payments on notes payable to related party                   -         (2,937)
  Principal payments on long-term debt                         -        (42,937)
  Checks written in excess of bank balance                33,803        108,752
  Proceeds from short-term advances                      387,290        144,200
  Payments on short-term advances                       (384,688)             -
--------------------------------------------------------------------------------

          Net cash provided by financing activities       36,405        207,078
--------------------------------------------------------------------------------

          Net increase in cash and cash equivalents        1,062          1,561

Cash and cash equivalents at beginning of year             4,767          8,588
--------------------------------------------------------------------------------

Cash and cash equivalents at end of year            $      5,829   $     10,149
--------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED


For the Three Months Ended March 31,                    2011             2010
--------------------------------------------------------------------------------
                                                                   (As Adjusted)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest            $    202,718   $      7,863

Noncash investing and financing activities:
Accounts payable settled on behalf of the
Company for  issuance of short term advances             117,960         51,220
Net assets assumed in consolidation of PlayBev                 -       8,651,323

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

The consolidated financial statements also include the accounts of After Beverage Group LLC, a majority controlled entity, and Play Beverages LLC ("PlayBev"), a consolidated variable interest entity. PlayBev holds a license agreement with Playboy Enterprises International, Inc. ("Playboy") to manufacture and distribute energy drinks and water under the Playboy name. In prior years, PlayBev was not required to be consolidated due to lack of control over significant decisions by the Company or its affiliates. Effective January 1, 2010, the Company determined that it was the primary beneficiary of PlayBev and began to consolidate into its financial statements the accounts of PlayBev.

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

Long-lived asset costs are amortized over the estimated useful life of the asset, which are typically five to seven years. Amortization expense was $6,636 and $111,114 for the three months ended March 31, 2011 and 2010, respectively.

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

                                       March 31,      March 31,
                                         2010           2010          Changes
                                     -------------------------------------------
                                                    (As Adjusted)
Condensed Consolidated Statement
of Operations

Net Sales                              (2,183,838)    (1,782,859)       400,979
Cost of Sales                           1,528,712      1,147,433       (381,279)
Royalty Expense                           531,448              -       (531,448)
Playboy Royalty Expense                         -        450,000        450,000
Royalty due LIB-MP                              -         75,383         75,383
Selling, General and administrative       790,608      1,171,887        381,279
Interest Expense                          248,600        265,572         16,972
Interest Income                           (29,185)             -         29,185

Condensed Consolidated Statement of Cash Flows

Cash flows from operating activities

Net loss                                 (922,297)    (1,363,368)      (441,071)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
Related party receivable                   81,657              -        (81,657)
Accrued liabilities                       720,698      1,106,305        385,607

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

Restatement of Financial Statements - In previously issued financial statements for the three months ended March 31, 2011 and 2010, the Company incorrectly reported certain components of its segment information as disclosed in Note 13 to the financial statements. Subsequent to filing its quarterly information, management of the Company determined that it had incorrectly allocated sales to external customers and segment income (loss) among the appropriate segments for the three months ended March 31, 2010. As a result, management has restated Note 13 to the condensed consolidated financial statements as of March 31, 2010 and for the three months then ended. The effects of the restatement on Note 13 were as follows:

                          Sales to external customers
                       Three Months Ended March 31, 2010

                                          As
                                      Previously         As
Segment                                 Shown         Restated      Difference
--------------------------------------------------------------------------------

Electronics Assembly                 $    488,172   $    170,444   $   (317,728)
Contract Manufacturing                    175,148          1,045       (174,103)
Marketing and Media                       847,697        490,436       (357,261)
Beverage Distribution                     271,842      1,120,934        849,092
--------------------------------------------------------------------------------

Total                                $  1,782,859   $  1,782,859   $         -
--------------------------------------------------------------------------------

                             Segment income (loss)
                       Three Months Ended March 31, 2010

                                          As
                                      Previously         As
Segment                                 Shown         Restated      Difference
--------------------------------------------------------------------------------

Electronics Assembly                 $ (1,915,652)  $   (414,845)  $  1,500,807
Contract Manufacturing                    (83,084)       (64,947)        18,137
Marketing and Media                      (277,281)       (37,135)       240,146
Beverage Distribution                     912,649       (846,441)    (1,759,090)
--------------------------------------------------------------------------------

Total                                $ (1,363,368)  $ (1,363,368)  $          -
--------------------------------------------------------------------------------

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

On May 1, 2009, PlayBev, a consolidated entity of CirTran, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora. The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on behalf of the Company, a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel and repairs. The Company recorded expenses of $63,000 and $63,000 relating to the compensation agreements for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company had $483,000 and $420,000, respectively, accrued as related party payables for management compensation associated with PlayBev.

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

Promissory note to an unrelated member of
PlayBev, 10% stated interest interest payable
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

NOTE 9 - FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments are measured each quarter. As of March 31, 2011, and December 31, 2010, the fair market value of the derivatives aggregated $9,342,767 and $1,412,646, respectively, using the following assumptions: term of between 0.15 - 1.92 year, estimated volatility of between 155.84 and 208.90 percent and a discount rate of between 0.00% and 0.30 percent.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                  Electronics     Contract       Marketing        Beverage
                                   Assembly     Manufacturing    and Media      Distribution         Total
-----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2011
---------------------------------
Sales to external customers       $          -  $       53,941  $           -  $     1,341,259  $      1,395,200
Segment income (loss)               (8,232,716)           (522)        (5,788)        (370,766)       (8,609,792)
Segment assets                       1,728,782         727,148        348,169        1,594,809         4,398,908
Depreciation and amortization            8,735          42,178          5,515                -            56,428

Three Months Ended March 31, 2010
---------------------------------
Sales to external customers       $    170,444  $        1,045  $     490,436  $     1,120,934  $      1,782,859
Segment income (loss)                 (418,845)        (64,947)       (37,135)        (846,441)       (1,363,368)
Segment assets                       2,954,277       1,185,025        680,884          593,876         5,414,062
Depreciation and amortization           93,733          64,447          5,841                -           164,021

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

We conduct business through our subsidiaries and divisions: CirTran Beverage, CirTran USA, CirTran Asia, CirTran Products, CirTran Media Group, and CirTran Online. CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we, entered into with PlayBev, a consolidated variable interest entity who holds the Playboy license. Sales of energy drink beverages during the three months ended March 31, 2011 and 2010, amounted to 96 percent and 63 percent of total sales, respectively.

CirTran USA accounted for zero percent and ten percent of our total revenues during the three months ended March 31, 2011 and 2010, respectively, generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Royalty revenue was 4 percent and zero percent of our total revenues during the three months ended March 31, 2011 and 2010, respectively.

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

CirTran Online sells products via the Internet, and provides services and support to Internet retailers. In conjunction with partner GMA, revenues from this division were 0 and 27 percent of total revenues for the periods ended March 31, 2011 and 2010.

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

Results of Operations

Comparison of the Three months ended March 31, 2011 and 2010

Sales and Cost of Sales

Net sales decreased to $1,395,200 for the three months ended March 31, 2011, as compared to $1,782,859 for the three months ended March 31, 2010. The decrease in revenues was due to a shift in focus to the manufacture and distribution of Playboy energy drinks. Sales decreased as a result of changing the focus from electronics assembly, contract manufacturing and marketing and media services during 2010 and increasing beverage distribution sales. The beverage distribution did not make up for the loss of sales in the assembly, manufacturing, and media services in total, due to the time necessary to comply with regulatory and administrative requirements for opening and operating international sales channels in the beverage distribution segment. The change was made to focus on beverage distribution due to the increased margins associated with that segment.

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

Three Months Ended March 31:

                                      Cost of      Royalty        Gross Loss
     Segment      Year     Sales       Sales       Expense        / Margin
--------------------------------------------------------------------------------
Electronics       2011  $       -  $         -   $       -   $              -
Assembly          2010    170,444      198,340           -            (27,896)
--------------------------------------------------------------------------------
Contract          2011     53,941          331           -             53,610
Manufacturing     2010      1,045      (11,608)                        12,653
--------------------------------------------------------------------------------
Marketing /       2011          -            -           -                  -
Media             2010    490,436      463,146           -             27,290
--------------------------------------------------------------------------------
Beverage          2011  1,341,259      194,956      544,065           602,238
Distribution      2010  1,120,934      497,555      525,383            97,996
--------------------------------------------------------------------------------

Selling, General and Administrative Expenses

During the three months ended March 31, 2011, selling, general and administrative expenses decreased $99,739 as compared to the same period during 2010. The decrease was the result of the shift from assembly and Media and Marketing to Beverage Distribution that reduced payroll and administrative costs. We continue to reposition our business structure to take advantage of our core strengths.

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

As a result of these factors, our overall net loss increased to $8,609,792 for the three months ended March 31, 2011, as compared to a net loss of $1,363,368 for the three months ended March 31, 2010. The net loss attributable to the Company was $8,033,956 for the three months ended March 31, 2011, and net loss of $575,836 was attributable to a non-controlling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $50,003,864 at March 31, 2011, and $41,969,908 at March 31, 2010. Net loss for the three months ended March 31, 2011, was $8,609,792 as compared to $1,363,368 for the three months ended March 31, 2010. Our current liabilities exceeded our current assets by $29,694,305 as of March 31, 2011, and by $21,140,941 as of March 31, 2010. For
the three months ended March 31, 2011 and 2010, we experienced negative cash flows from operating activities of $35,343 and $205,516, respectively.

Cash

The amount of cash used in operating activities during the three months ended March 31, 2011 decreased by $170,173, driven primarily by increasing payables and deferred revenue balances.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $329,430 during the three months ended March 31, 2011. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable. The company eliminates the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a Variable Interest Entity ("VIE").

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

As noted above, on January 24, 2011, the Company, and YA Global Investments entered into the A&R Forebearance Agreement, discussed above.

The December Debenture was issued with 10,000,000 warrants, with an exercise price of $0.09 per share. The warrants vested immediately and had a three-year life. As a result of the May 2007 1.2-for 1 forward stock split, the effective number of vested warrants increased to 12,000,000. On December 31, 2008, all 12,000,000 warrants expired.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

                              CIRTRAN CORPORATION

                                       /s/ Iehab Hawatmeh
                                       ----------------------------------------
Dated: May 26, 2011                    By: Iehab Hawatmeh
                                       President, Chief Financial Officer
                                       (Principal Executive Officer, Principal
                                       Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       /s/ Iehab Hawatmeh
                                       ----------------------------------------
Dated: May 26, 2011                    By: Iehab Hawatmeh
                                       President, Chief Financial Officer,
                                       Principal Executive Officer, Principal
                                       Financial Officer and Director

--------------------------------------------------------------------------------