Form 10-Q
period 2011-06-30
CIRTRAN CORP
filed 2011-08-18
CIK 813716

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2011

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

(Check one):
         Large accelerated filer [  ]            Accelerated filer [  ]
         Non-accelerated filer [  ]              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding at August 17, 2011, was 1,498,972,923 shares.

                              CIRTRAN CORPORATION


                                   FORM 10-Q


                  For the Quarterly Period Ended June 30, 2011

                                     INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

 Item 1    Financial Statements (unaudited)
              Condensed Consolidated Balance Sheets......................     3
              Condensed Consolidated Statements of Operations............     4
              Condensed Consolidated Statements of Cash Flows............     5
              Notes to Condensed Consolidated Financial Statements.......     7

 Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................    23

 Item 3    Quantitative and Qualitative Disclosures About Market Risk....    31

 Item 4    Controls and Procedures.......................................    31


                      PART II - OTHER INFORMATION

 Item 1    Legal Proceedings.............................................    32

 Item 2    Unregistered Sales of Equity Securities and Use of Proceeds...    36

 Item 3    Defaults Upon Senior Securities...............................    36

 Item 4    (Removed and Reserved.........................................    36

 Item 5    Other Information.............................................    37

 Item 6    Exhibits......................................................    37

 Signatures..............................................................    40

                                   CIRTRAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                      June 30,     December 31,
                                                       2011           2010
--------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                        $       1,907  $       4,767
  Trade accounts receivable, net of allowance
    for doubtful accounts of $445,253 and
    $445,253, respectively                               994,300        629,830
  Inventory, net of reserve of $2,065,558 and
    $2,065,558, respectively                             792,393        542,356
  Prepaid royalty                                              -        500,000
  Prepaid deposits                                        81,086        109,874
  Other                                                  380,723        379,929
--------------------------------------------------------------------------------
     Total current assets                              2,250,409      2,166,756

Investment in securities, at cost                        300,000        300,000
Long-term receivable                                   1,215,871      1,215,871
Property and equipment, net                              240,050        335,547
Intellectual property, net                               156,189        169,459
Other assets, net                                          8,267          8,267
--------------------------------------------------------------------------------

     Total assets                                  $   4,170,786  $   4,195,900
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Checks written in excess of bank balance         $     256,819  $     203,460
  Accounts payable                                     3,091,612      3,331,092
  Related party payable                                  546,000        420,000
  Short term advances payable                          4,416,543      3,827,538
  Accrued liabilities                                  5,431,810      4,761,611
  Accrued interest                                     1,961,642      1,930,355
  Deferred revenue                                     2,580,220      1,882,191
  Derivative liability                                 3,336,882      1,412,646
  Convertible debenture                                3,161,355      3,161,355
  Refundable customer deposits                         1,117,387      1,117,387
  Current maturities of long-term debt                   886,265        850,620
  Note payable to stockholders and members               401,833        409,442
--------------------------------------------------------------------------------
     Total current liabilities                        27,188,368     23,307,697
--------------------------------------------------------------------------------

     Total liabilities                                27,188,368     23,307,697

Stockholders' deficit
  CirTran Corporation stockholders' deficit:
    Common stock, par value $0.001; authorized
    4,500,000,000 shares; issued and outstanding
    shares: 1,498,972,923                              1,498,968      1,498,968
  Additional paid-in capital                          29,128,672     29,128,672
  Subscription receivable                                (17,000)       (17,000)
  Accumulated deficit                                (44,740,760)   (41,969,908)
--------------------------------------------------------------------------------

     Total CirTran Corporation stockholders'
       deficit                                       (14,130,120)   (11,359,268)
--------------------------------------------------------------------------------
  Noncontrolling interest                             (8,887,462)    (7,752,529)
--------------------------------------------------------------------------------
     Total stockholders' deficit                     (23,017,582)   (19,111,797)
--------------------------------------------------------------------------------

     Total liabilities and stockholders' deficit   $   4,170,786  $   4,195,900
================================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three months ended             Six months ended
                                                              June 30,                     June 30,
                                                        2011           2010           2011            2010
---------------------------------------------------------------------------------------------------------------
                                                                   (As Adjusted)                 (As Adjusted)
Net sales                                          $     685,625  $    2,313,843  $   2,080,825  $   4,096,702
Cost of sales                                           (133,130)     (1,011,742)      (328,417)    (2,159,175)
Royalty Expense                                         (534,296)       (579,784)    (1,078,361)    (1,105,167)
---------------------------------------------------------------------------------------------------------------

     Gross profit                                         18,199         722,317        674,047        832,360
---------------------------------------------------------------------------------------------------------------

Operating expenses
  Selling, general and administrative expenses         1,175,606       1,260,982      2,247,754      2,432,869
  Non-cash compensation expense                            5,703               -        104,462         43,577
---------------------------------------------------------------------------------------------------------------
     Total operating expenses                          1,181,309       1,260,982      2,352,216      2,476,446
---------------------------------------------------------------------------------------------------------------

     Loss from operations                             (1,163,110)       (538,665)    (1,678,169)    (1,644,086)
---------------------------------------------------------------------------------------------------------------

Other income (expense)
  Interest expense                                      (232,722)       (323,052)      (504,512)      (588,624)
  Gain on sale/leaseback                                  20,269          20,269         40,537         40,537
  Separation expense - related party                           -               -              -       (260,000)
  Other income                                            28,500               -         57,000              -
  Gain on settlement of litigation / debt                 45,187          (1,156)        45,187         (1,156)
  Gain (loss) on derivative valuation                  6,005,885         120,652     (1,865,826)       368,009
---------------------------------------------------------------------------------------------------------------
     Total other income (expense), net                 5,867,119        (183,287)    (2,227,614)      (441,234)
---------------------------------------------------------------------------------------------------------------

     Net income (loss)                                 4,704,009        (721,952)    (3,905,783)    (2,085,320)

     Net loss attributable to noncontrolling
       interest                                          559,097         603,778      1,134,933      1,135,069
---------------------------------------------------------------------------------------------------------------

Net income (loss) attributable to CirTran          $   5,263,106  $     (118,174) $  (2,770,850) $    (950,251)
---------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share            $        0.00  $        (0.00) $       (0.00) $       (0.00)
---------------------------------------------------------------------------------------------------------------
Basic and diluted weighted-average
  common shares outstanding                        1,498,972,923   1,498,972,923  1,498,972,923   1,498,972,923
---------------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


For the Six Months Ended June 30,                       2011           2010
--------------------------------------------------------------------------------
                                                                   (As Adjusted)
Cash flows from operating activities
  Net loss                                         $  (3,905,783) $  (2,085,320)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                       108,765        327,719
     Accretion expense                                    35,865        115,719
     Recovery of doubtful accounts                             -        (22,877)
     Provision for obsolete inventory                          -        (44,407)
     Gain on sale - leaseback                            (40,537)        40,537
     Non-cash compensation expense                        46,053         43,577
     Issuance of warrants for settlement                  58,410              -
     Options issued to attorneys for services                  -          6,758
     Change in valuation of derivative                 1,865,826       (368,010)
     Changes in assets and liabilities:
       Trade accounts receivable                        (364,470)    (1,151,817)
       Inventories                                      (250,037)       327,494
       Prepaid expenses and other current assets         527,994     (1,249,159)
       Accounts payable                                 (239,482)     1,780,577
       Related party payable                             126,000              -
       Accrued liabilities                               808,322      1,344,013
       Deferred revenue                                  698,029        864,607
       Customer deposits                                       -         34,646
--------------------------------------------------------------------------------

         Net cash used in operating activities          (525,045)       (35,943)
--------------------------------------------------------------------------------

Cash flows from financing activities
  Payments on notes payable to related party                   -        (22,951)
  Principal payments on long-term debt                         -        (64,437)
  Checks written in excess of bank balance                53,359         27,838
  Proceeds from short-term advances                      916,190        103,900
  Payments on short-term advances                       (447,364)             -
--------------------------------------------------------------------------------

         Net cash provided by financing activities       522,185         44,350
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                             (2,860)         8,407

Cash and cash equivalents at beginning of year             4,767          8,588
--------------------------------------------------------------------------------

Cash and cash equivalents at end of year           $       1,907  $      16,995
--------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      CIRTRAN CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED



For the Six Months Ended June 30,                       2011            2010
--------------------------------------------------------------------------------
                                                                   (As Adjusted)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest           $     499,934  $      55,262

Noncash investing and financing activities:
Accounts payable settled on behalf of the
  Company for  issuance of short term advances           119,960         51,220
Net assets assumed in consolidation of PlayBev                 -      8,651,323


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

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries. These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In particular, the Company's significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2011.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., and CirTran Beverage Corp.

The  consolidated  financial  statements  also  include  the  accounts  of After
Beverage Group LLC, a majority controlled entity, and Play Beverages LLC ("PlayBev"), a consolidated variable interest entity. PlayBev holds a licence agreement with Playboy Enterprises International, Inc. ("Playboy"), to manufacture and distribute energy drinks and water under the Playboy name. Effective January 1, 2010, the Company determined that it was the primary beneficiary of PlayBev and began to consolidate into its financial statements the accounts of PlayBev.

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

Long-lived asset costs are amortized over the estimated useful life of the asset, which are typically five to seven years. Amortization expense was $6,636 and $111,113 for the three months ended June 30, 2011 and 2010, respectively, and was $13,271 and $222,227 for the six months ended June 30, 2011 and 2010, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments is re-measured each quarter (see Note 10).

Revenue Recognition - Revenue is recognized when products are shipped. Title passes to the customer or independent sales representative at the time of shipment. Returns for defective items are either repaired and sent back to the customer, or returned for credit or replacement product. Historically, expenses associated with returns have not been significant and have been recognized as incurred.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 2,236,035,552 and 1,269,804,223 in potentially issuable common shares at June 30, 2011 and 2010, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

Consolidation of PlayBev - At December 31, 2010, the Company determined that it was the primary beneficiary of PlayBev, and that the assets, liabilities and operations of PlayBev should be consolidated into its financial statements beginning January 1, 2010. The Company has adjusted the previously reported, June 30, 2010, consolidated statements of operations and cash flows for the effects of the newly consolidated entity. The following table shows the effects of the change.

                                                        Three months ended             Six months ended
                                                              June 30,                      June 30,
                                        2010             2010         Changes          2010            2010          Changes
                                   --------------------------------------------------------------------------------------------
                                                   (As Adjusted)                                  (As Adjusted)
Condensed Consolidated Statement
  of Operations
Net Sales                          $  (5,008,276)  $  (2,313,843) $    2,694,433  $  (7,192,114)  $  (4,096,702)  $  3,095,412
Cost of Sales                          3,571,453       1,011,742      (2,559,711)     5,100,165       2,159,175     (2,940,990)
Royalty Expense                          624,676         579,784         (44,892)     1,156,124       1,105,167        (50,957)
Selling, General and
  administrative                         622,285       1,260,982         638,697      1,412,893       2,432,869      1,019,976
Interest Expense                         286,484         323,052          36,568        535,084         588,624         53,540
Interest Income                         (151,578)              -         151,578       (180,763)              -        180,763


Condensed Consolidated Statement
of Cash Flows

Cash flows from operating
  activities

Net income (loss)                  $     196,563   $    (721,952) $     (918,515) $    (727,576)  $  (2,085,320)  $ (1,357,744)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Prepaid expenses and other
     current assets                                                                     113,720      (1,249,159)    (1,362,879)
   Related party receivable                                                          (2,159,155)              -      2,159,155
   Accrued liabilities                                                                  782,545       1,344,013        561,468

Taxes - At June 30, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Recent Accounting Pronouncements

In January 2009, the Securities and Exchange Commission ("SEC") issued Release No. 33-9002, "Interactive Data to Improve Financial Reporting." The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language ("XBRL"). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company is required to submit filings with financial statement information using XBRL commencing with the quarterly period ended June 30, 2011, reported on Form 10-Q. The Company has implemented this new pronouncement effective as of that date.

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

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss of $3,905,783 and of $2,085,320 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the Company had an accumulated deficit of $44,740,760. In addition, the Company used cash in its operations in the amount of $525,045 and $35,943 during the six months ended June 30, 2011 and 2010, respectively. The Company had borrowed funds in the form of short-term advances, notes, and convertible debentures. The Company had a negative working capital balance of $24,937,959 as of June 30, 2011, and $21,140,941 as of December 31, 2010. Additionally, in light of the occurrence of one or more Events of Termination pursuant to the Amended and Restated Forbearance Agreement (See Note 6), YA Global Investments has declared that its agreement to forbear enforcement of its rights under the Convertible Debentures has terminated, and accordingly, YA Global Investments has all rights of a secured creditor. Play Beverages, LLC, ("PlayBev"), a consolidated entity of the Company, filed petitions under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah. Under Chapter 11, certain claims, including a motion to terminate the Product License Agreement between Playboy and PlayBev, against PlayBev in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while PlayBev continues business operations as Debtor-in-possession. (See also Note
16). These conditions raise substantial doubt about our ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company feels that its beverage business has the potential to have a substantial impact on its business. The Company plans to focus on the beverage business and the contract manufacturing business. For the beverage business, the Company plans to sell existing products and develop new products under the license agreement with Playboy to a globally expanding market. With regard to contract manufacturing, the Company goal is to provide customers with manufacturing solutions for both new and more mature products, as well as across product generations.

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

NOTE 3 - INVENTORY

Inventory consisted of the following:
                                                      June 30,     December 31,
                                                        2011            2010
--------------------------------------------------------------------------------
 Raw Materials                                     $   1,704,320  $   1,730,086
 Work in Process                                         426,250        139,947
 Finished Goods                                          727,381        737,881
 Allowance / Reserve                                  (2,065,558)    (2,065,558)
--------------------------------------------------------------------------------
      Totals                                       $     792,393  $     542,356
================================================================================

NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consisted of the following:

                                                                    Estimated
                                       June 30,     December 31,   Service Lives
                                        2011           2010          in Years
--------------------------------------------------------------------------------
Infomercial development costs      $      54,946   $      54,946               7
Patents                                   38,056          38,256               7
Website Development Costs                150,000         150,000               5
--------------------------------------------------------------------------------
  Total intellectual property      $     243,002   $     243,202

  Less accumulated amortization          (86,813)        (73,543)
--------------------------------------------------------------------------------

  Intellectual property, net       $     156,189   $     169,659
--------------------------------------------------------------------------------

The estimated amortization expenses for the next five years are as follows:

                    Year Ending December 31,
----------------------------------------------------------------
                            2011                   $      24,583
                            2012                          34,352
                            2013                          32,418
                            2014                          32,418
                            2015                          32,418
----------------------------------------------------------------
                            Total                  $     156,189
----------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Global Marketing Alliance

The Company entered into an agreement with Global Marketing Alliance ("GMA"), and hired GMA's owner as the Vice President of CirTran Online ("CTO")', one of the Company's subsidiaries. Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company's CTO products. In return, the Company provides bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO's online net sales. In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations. The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs. The Company recognized revenues from GMA related products and services in the amount of $0 and $278,477 for the three months ended June 30, 2011 and 2010, respectively, and $0 and $768,522 for the six months ended June 30, 2011 and 2010, respectively.

The GMA agreement remained in place as of June 30, 2011, but there was no activity under the agreement for the period ending June 30, 2011.

Transactions involving Officers, Directors, and Stockholders

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5 percent of any gross sales earned by the Company directly through Mr. Nora's efforts. As of June 30, 2011 the Company owed $48,788 under this arrangement. During the six months ended June 30, 2011, Mr. Nora loaned the company $605,200 and received cash payments totaling $100,000. As of June 30, 2011, the Company still owed Mr. Nora $1,302,159 in the form of unsecured advances. These advances and short term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by Mr. Nora on these loans. In addition, the Company owed Mr. Nora $1,534,506 in accrued liabilities as of June 30, 2011, for selling, general and administrative expenses that were paid for by Mr. Nora on a personal credit card.

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a director of the company. The terms of the director agreement requires the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date. During the six months ended June 30, 2011, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora. The fair market value of the options was $4,747, using the following assumptions: 5 year term, estimated volatility of 167.47 and a discount rate of 2.02 percent (see also Note 12).

In addition, on July 14, 2009, the Company entered into a Stock Purchase Agreement with Mr. Nora to sell to Mr. Nora 75,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director to the Company. Mr. Nora and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of June 30, 2011, the Company showed the balance of $225,000 as part of his short term advances payable on the balance sheet.

In 2007, the Company issued a 10 percent promissory note to a family member of the Company president in exchange for $300,000. The note was due on demand after May 2008. During the six months ended June 30, 2011 and 2010, the Company repaid principal and interest totaling $7,609 and $28,212, respectively. At June 30, 2011, the principal amount owing on the note was $151,833. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12 percent per annum. During the six months ended June 30, 2011, the Company made no payments towards the outstanding notes. The principal balance owing on the promissory notes as of June 30, 2011, totaled $51,916.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes. The Company President and a Director of the Company signed personally for the notes. Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60 day grace period; a third note was for a term of 90 days, and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. At June 30, 2011, the Company showed the balance of $745,162 as part of short term advances payable on the balance sheet. As of June 30, 2011, all four notes were in default and are accruing interest at the default rate of 36 percent per year.

As of June 30, 2011, the Company owed the Company president a total of $229,102 in short term advances payable, and $148,695 in accrued options. These advances and short term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by the Company's president on these loans.

On July 14, 2009, the Company entered into a Stock Purchase Agreement with Iehab Hawatmah, the president of the Company, to sell to him 50,000,000 shares of common stock of the Company at a purchase price of $.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by Mr. Hawatmah to the Company. Mr. Hawatmeh and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. As of June 30, 2011, the Company showed the balance of $150,000 as a part of the short term advances payable on the balance sheet.

On March 5, 2010, the Company entered into a Separation Agreement ("Agreement") with Shaher Hawatmeh. As of the date of the Agreement, Shaher Hawatmeh's employment with the Company was terminated and he no longer had any further employment obligations with the Company. In consideration of his execution of the Agreement, the Company agreed to pay Shaher Hawatmeh's "Separation Pay" of $210,000 in twenty-six bi-weekly payments. The company recorded $40,385 and $56,539 of compensation expense for the six months ended June 30, 2011 and 2010, under the terms of the agreement, respectively. On April 2, 2010, the Company made the first payment to Shaher Hawatmeh. Additional terms of the separation agreement included the issuance and delivery to Shaher Hawatmeh of ten million (10,000,000) shares of the Company's common stock within a reasonable time following authorization by the Company's shareholders of sufficient shares to cover such issuance. The grant date fair value of the shares aggregated to $50,000 as of March 5, 2010, based on the $.005 per share value as of the effective date of the separation agreement, and has been included in accrued liabilities as of June 30, 2011.

Sublease

In an effort to operate more efficiently and focus resources on higher margin areas of the Company's business, on March 5, 2010, the Company and Katana
Electronics, LLC, a Utah limited liability company ("Katana") entered into certain agreements (collectively, the "Agreements") to reduce the Company's costs. The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company's property. Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company's Premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease is for two (2) months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights. Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and offshore. The income from the sublease to Katana for the six months ended June 30, 2011, was $57,000 and was recognized as other income. As of July 1, 2011, Katana has assumed the full lease payment and the Company has agreed to pay Katana $5,000 per month for the use of office space and utilities.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims - Various vendors and service providers have notified the Company that they believe they have claims against the Company totaling approximately $2,100,000. The Company has determined the probability of realizing any loss on these claims is remote. The Company has made no accrual for these claims and is currently in the process of negotiating the dismissal of these claims.

Petition for Relief under Chapter 11 - On, August 12, 2011, Play Beverages, LLC, ("PlayBev"), a consolidated entity of the Company, filed petitions under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah. Under Chapter 11, certain claims against PlayBev in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while PlayBev continues business operations as Debtor-in-possession. (See also Note 16). These claims are included in the June 30, 2011, balance sheet and are considered liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims against PlayBev (secured claims) are stayed, although the holders of such claims have the right to move the court for relief from the stay. As of the date of filing, PlayBev was in the process of filing the required court documents and had not made significant progress in the process of proposing and confirming a plan of reorganization.

In connection with the prior Chapter 7 case, Playboy Enterprises International, Inc. ("Playboy"), filed a motion to terminate the automatic stay to permit it to terminate the Product License Agreement between Playboy and PlayBev. PlayBev contests the motion, and a hearing on the motion was currently scheduled for August 23, 2011. However, in light of the conversion to Chapter 11, PlayBev filed a motion to continue the hearing on Playboy's motion. At an August 16, 2011, hearing on PlayBev's motion, the Court continued the hearing on Playboy's motion to terminate the automatic stay until September 2, 2011, when such motion will be heard.

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

The Company and certain of its subsidiaries, which also guaranteed the Company's obligations (the "Guarantors" and collectively with the Company, the "Obligors"), agreed to waive any claims against YA, and released any such claims the Obligors may have had. The Obligors also ratified their respective obligations under the Financing Documents, and agreed to the satisfaction of certain conditions precedent, including the following: payment of certain funds to YA at the time of execution of the A&R Forbearance Agreement; the entry by Iehab Hawatmeh, President of the Company, into a Guaranty Agreement and a Pledge Agreement (both discussed below); the entry into a Ratification and Joinder Agreement by the Obligors (discussed below); the execution of a confession of judgment in a litigation matter between YA, the Company, and Katana Electronics, LLC ("Katana"); and the delivery of a new warrant (the "Warrant") to YA (discussed below).

Additionally, the Obligors agreed to seek to obtain waivers from their respective landlords at their properties in Utah and Arkansas; agreed to seek to obtain deposit account control agreements from the Company's banks and depository institutions; and to repay the Company's obligations under the Debentures on the following schedule:

      i. $225,000, on or before the date of the A&R Forbearance Agreement to be applied as follows (x) $75,000 in reimbursement of the legal fees and expenses incurred by the Lender, and (y) $150,000 applied first to accrued but unpaid interest and then to the principal balance of the Obligations;

      ii.   $75,000 on February 1, 2011;

      iii.  $75,000 on March 1, 2011;

      iv.   $75,000 on April 1, 2011;

      v.    $200,000 on May 1, 2011;

      vi.   $200,000 on June 1, 2011;

      vii.  $200,000 on July 1, 2011;

      viii. $200,000 on August 1, 2011;

      ix.   $200,000 on September 1, 2011;

      x.    $200,000 on October 1, 2011;

      xi.   $200,000 on November 1, 2011;

      xii.  $200,000 on December 1, 2011; and

      xiii. the remaining balance of the Obligations shall be paid in full in good and collected funds by federal funds wire transfer on or before the earlier of (i) the occurrence of a Termination Event (as defined in the A&R Forbearance Agreement), or (ii) 3:00 P.M. (prevailing Eastern time) on December 31, 2011 (the "Termination Date").

During the six months ended June 30, 2011, the Company paid $430,000 towards the required payments under the schedule above. As of the date of this filing it had not made the required payments for the months of May through August, 2011.

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

In light of the Company's default in payments described above, YA indicated that it has elected to exercise its rights as a secured creditor. On July 22, 2011, YA filed a motion in the ABS lawsuit (discussed below under "Legal Proceedings"), seeking an order clarifying its position with respect to ABS and staying enforcement of that court's order that CirTran pay approximately $35,000 in legal fees to ABS. In its motion, YA gave notice that it intended to conduct a secured party's public auction of all of CirTran's assets. Also on July 22, 2011, in a letter written to the Company and filed with YA's motion (the "Instruction Letter"), YA informed the Company that one or more "Events of Termination (as defined in the A&R Forbearance Agreement) had occurred, and that as a result, YA had declared that all of the Company's obligations under the A&R Forbearance Agreement and the Debentures had been accelerated and was due and owing. Further, YA stated that it intended to commence action to collect on the obligations of the Company. YA instructed the Company to assemble the assets.

At a hearing held on August 3, 2011, on YA's motion to stay enforcement, YA noted that the date of the proposed secured party's public auction was August 30, 2011. Additionally, on August 3, 2011, YA tendered to the Company Notifications of Disposition of Collateral (the "UCC Notifications"), giving notice of the date of the proposed sale of assets on August 30, 2011.

At the hearing, the court denied YA's motion to stay the payment of attorneys' fees by the Company.

Subsequently, YA, the Company, and the Company's subsidiaries that were parties to the A&R Forbearance Agreement (the "Subsidiaries") entered into an agreement (the "Letter Agreement") whereby YA agreed to rescind the Instruction Letter and the UCC Notifications. The Company and YA further agreed that YA's agreement to forbear enforcement under the A&R Forbearance Agreement was terminated, and that the rescission of the UCC Notifications and the Instruction Letter did not constitute a waiver of any of YA's rights, and that Company and the Subsidiaries remain responsible for all obligations under the A&R Forbearance Agreement.

Employment Agreements - The Company has entered into an employment agreement with Mr. Hawatmeh, our President. The terms of the employment agreement requires the Company to grant to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date. The employment agreement also includes additional incentive compensation as follows: a quarterly bonus equal to 5 percent of the Company's earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0 percent of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1 percent of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year. For the six months ended June 30, 2011 and 2010 the Company incurred $11,868 and $42,581, respectively, of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract for compensation related to the bonuses under the Employment Agreements.

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

On May 1, 2009, PlayBev, a consolidated entity of CirTran, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora. The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on behalf of the Company, a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel and repairs. The Company recorded expenses of $126,000 and $126,000 relating to the compensation agreements for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the Company had $546,000 and $420,000,
respectively, accrued as related party payables for management compensation associated with PlayBev.

The company has active employment contracts with several of its employees that require annual payment of non-cash compensation in a fixed number of shares. During the six months ended June 30, 2011, the Company did not grant options to purchase shares of common stock to employees due to the unavailability of issuable stock. The Company accrued an expense of $46,053 and $43,577 for the six months ended June 30, 2011 and 2010, respectively, for employee options relating to the employment contracts of these employees.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2011, and December 31, 2010:

                                                      June 30,     December 31,
                                                        2011          2010
--------------------------------------------------------------------------------

Settlement note, ten monthly payments, no
interest.                                                 59,350         59,769

Promissory note to a stockholder, 10% stated
interest rate, unsecured, interest due
quarterly, due on demand to related party.               151,832        159,442

Promissory note to an investor, 10% stated
interest rate, face value discounted and to be
accreted over the life of the note.  Due on
demand.                                                  700,000        663,935

Promissory note to a member of AfterBev, 10%
stated interest, interest payable quarterly.
Due on demand.                                            75,000         75,000

Promissory notes to 3 investors, 12% stated
interest, 5% borrowing fee, due on demand to
related party.                                            51,916         51,916

Promissory note to a member of PlayBev, 10%
stated interest, interest payable quarterly,
unsecured. Due on demand.                                250,000        250,000
--------------------------------------------------------------------------------

                                                       1,288,098      1,260,062

Less current maturities                               (1,288,098)    (1,260,062)
--------------------------------------------------------------------------------

Long-term portion of notes payable                 $           -  $           -
--------------------------------------------------------------------------------

In February 2008, the Company issued a 10 percent, three-year, $700,000 promissory note to an investor. No interim principal payments are required, but accrued interest is due quarterly. The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share. The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance (See note 12). At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense. Interest expense of $36,065 and $115,719 was accreted during the six months ended June 30, 2011 and 2010, respectively. A total of $700,000 has been accreted against the note as of June 30, 2011. As of June 30, 2011, the balance of the note was $700,000.

In March 2008, the Company converted $75,000 owed to an unrelated member of AfterBev into a one-year, 10 percent promissory note, with interest payable quarterly. The balance as of June 30, 2011, was $75,000. The note renews monthly. The Company was in default on this note as of June 30, 2011.

NOTE 8 - CONVERTIBLE DEBENTURES

Convertible Debentures consisted of the following as of June 30, 2011, and December 31, 2010:

                                                      June 30,     December 31,
                                                        2011           2010
--------------------------------------------------------------------------------

Convertible debenture, 12% stated interest
rate, secured by all of the Company's assets,
Due on December 31, 2011.                          $     620,137  $     620,137

Convertible debenture, 12% stated interest
rate, secured by all of the Company's assets,
Due on December 31, 2011.                              1,500,000      1,500,000

Convertible debenture, 12% stated interest
rate, secured by all of the Company's assets,
Due on December 31, 2011.                              1,041,218      1,041,218
--------------------------------------------------------------------------------

                                                       3,161,355      3,161,355

Less current maturities                               (3,161,355)    (3,161,355)
--------------------------------------------------------------------------------

Long-term portion of convertible debentures        $           -  $           -
--------------------------------------------------------------------------------

The convertible debentures and accrued interest are convertible into shares of the Company's common stock at the lowest bid price for the 20 trading days prior to conversion. As of December 31, 2010, the Company was in default on the all three convertible debentures. On January 24, 2011, the Company entered into a forbearance agreement which requires the Company to make payments according to the agreement (see note 6). As of June 30, 2011, and December 31, 2010, the Company had accrued interest owed on the convertible debentures in the amount of $716,580 and $958,458, respectively. The Company recorded interest expense of $188,123 and $187,722 for the six months ended June 30, 2011 and 2010, respectively.

The Company determined that certain conversion features of the convertible debentures and accrued interest fell under derivative accounting treatment. As of June 30, 2011, and December 31, 2010, the fair value of the conversion feature was determined to be $3,207,041 and $1,339,192, respectively.

During the six months ended June 30, 2011, the Company paid $430,000 towards the required payments under the schedule above. As of the date of this filing it had not made the required payments for the months of May through August, 2011. See
Note 6 regarding the actions taken by the holder of the convertible debentures in connection with the Company's non-compliance with the Amended and Restated Forbearance Agreement.

NOTE 9 - FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model. The fair value of the derivative instruments are measured each quarter. As of June 30, 2011, and December 31, 2010, the fair market value of the derivatives aggregated $3,336,882 and $1,412,646, respectively, using the following assumptions: term of between 0.50 - 1.67 years, estimated volatility of between 183.28 and 201.31 percent and a discount rate of between 0.10 and
1.76 percent.

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


Liabilities measured at fair value on a recurring basis at June 30, 2011, are summarized as follows:

                                 Level 1     Level 2     Level 3     Total
                                ---------------- ----------------- -------------

Fair value of derivatives        $     -   $ 3,336,882  $      -   $  3,336,882


Liabilities measured at fair value on a recurring basis at December 31, 2010, are summarized as follows:

                                 Level 1     Level 2     Level 3     Total
                                ---------------- ----------------- -------------

Fair value of derivatives        $     -   $ 1,412,646  $      -   $  1,412,646

As further described in Note 9, the fair value of the derivative liability was determined using the Black-Scholes option pricing model.

NOTE 11 - STOCKHOLDERS' DEFICIT

Cirtran stockholders' deficit increased by $2,770,852 and $950,251, as a result of the net loss attributable to CirTran for the six months ended June 30, 2011 and 2010, respectively. Noncontrolling interest in consolidated subsidiaries increased stockholders' deficit by $1,134,933 and $1,135,069 for the six months ended June 30, 2011 and 2010, respectively, due to the operating losses of the noncontrolling subsidiary.

During the six months ended June 30, 2011, the Company did not issue shares of common stock.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of June 30, 2011, options to purchase a total of 59,200,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued. As of June 30, 2011, options and share purchase rights to acquire a total of 22,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also, out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the six months ended June 30, 2011 and 2010, the Company did not grant options to purchase shares of common stock to employees.

During the six months ending June 30, 2011, the Company accrued for 22,400,000 employee options relating to the employment contract of the Company president, directors and officers. The fair market value of the options accrued aggregated $46,053, using the following assumptions: 5 year term, estimated volatility of between 167.47 and 174.19 percent and a discount rate of between 1.55 and 2.02 percent.

A summary of the stock option activity under the Plans as of June 30, 2011, and changes during the six months then ended is presented below:

                                                     Weighted-
                                     Weighted-        Average
                                      Average        Remaining       Aggregate
                                      Exercise      Contractual      Intrinsic
                        Shares         Price           Life            Value
--------------------------------------------------------------------------------

Outstanding at
 December 31, 2010    40,800,000  $      0.015            1.45  $          -
--------------------------------------------------------------------------------
Granted                        -  $      0.000
Exercised                      -  $      0.000
Expired               (3,000,000) $      0.013
Outstanding at
 June 30, 2011        37,800,000  $      0.013            1.02  $          -
--------------------------------------------------------------------------------
Exercisable at
 June 30, 2011        37,800,000  $      0.013            1.02  $          -

As of June 30, 2011 and December 31, 2010, the company had a total of 83,600,000 and 61,200,000 options not issued but accrued.

Warrants - On January 24, 2011, as part of the A&R Forbearance Agreement, a warrant to purchase 25,000,000 shares of common stock was issued to YA Global. The warrant had an exercise price of $0.02 per share and vested immediately.

In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there were warrants outstanding to purchase a total of 36,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20 percent. These warrants have expired during the 6 months ended June 30, 2011.

As of June 30, 2011, the Company also had outstanding and exercisable warrants issued in prior years to purchase 75,000,000 shares of the Company's common stock related to a debt issuance at prices ranging from $0.02 to $0.50 per share and expire on February 28, 2013. The Company had outstanding and exercisable warrants issued in prior years to purchase 6,000,000 shares of the Company's common stock issued to a shareholder at a price of $0.0125 per share and an expiration date of April 5, 2012.

As of June 30, 2011, the Corporation had warrants that were subject to derivative accounting treatment, and are included as part of the company's derivative liability. The value of the derivative liability related to the warrants was $129,842 as of June 30, 2011 (see note 9).

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

                                     Electronics       Contract       Marketing      Beverage
                                      Assembly     Manufacturing     and Media     Distribution       Total
---------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2011
--------------------------------
Sales to external customers        $           -   $      23,407  $            -  $     662,218   $    685,625
Segment income (loss)                  5,674,748         (24,996)        (92,772)      (852,971)     4,704,009
Segment assets                         1,756,790         836,559          96,518      1,480,919      4,170,786
Depreciation and amortization              6,258          43,448           2,631              -         52,337

Three Months Ended June 30, 2010
--------------------------------
Sales to external customers        $      28,500   $      26,509  $      278,085  $   1,980,749   $  2,313,843
Segment income (loss)                   (127,853)        (52,734)        (35,278)      (506,087)      (721,952)
Segment assets                         2,896,647       1,114,310         661,189      3,222,196      7,894,342
Depreciation and amortization             93,410          64,447           5,841              -        163,698

Six Months Ended June 30, 2011
------------------------------
Sales to external customers        $           -   $      77,348  $            -  $   2,003,477   $  2,080,825
Segment income (loss)                 (2,557,968)        (25,518)        (98,560)    (1,223,737)    (3,905,783)
Segment assets                         1,756,790         836,559          96,518      1,480,919      4,170,786
Depreciation and amortization             14,993          85,626           8,146              -        108,765

Six Months Ended June 30, 2010
------------------------------
Sales to external customers        $     198,944   $      27,554  $      768,521  $   3,101,683   $  4,096,702
Segment income (loss)                   (546,698)       (117,681)        (72,413)    (1,348,528)    (2,085,320)
Segment assets                         2,896,647       1,114,310         661,189      3,222,196      7,894,342
Depreciation and amortization            187,143         128,894          11,682              -        327,719

NOTE 14 - GEOGRAPHIC INFORMATION

The Company currently maintains $160,684 of capitalized tooling costs in China. All other revenue-producing assets are located in the United States of America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

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

Effective January 1, 2010, the Company adopted the new provisions under Generally Accepted Accounting Principles ("GAAP"), ASC 810-10, "Consolidation of Variable Interest Entities," caused the Company to re-evaluate its involvement with PlayBev. At year end, the Company determined that it was the primary beneficiary of PlayBev, and that the assets, liabilities and operations of PlayBev should be consolidated into its financial statements beginning January 1, 2010.

Included in the accompanying financial statements are the following assets and liabilities of PlayBev as of June 30, 2011, and December 31, 2010:

                                                   June 30,        December 31,
                                                     2011              2010
                                                -------------     --------------

Other Assets                                    $         361     $         361
Prepaid Royalty                                             -           500,000
                                                -------------     --------------
Total Assets                                    $         361     $     500,361
                                                -------------     --------------

Accrued Interest                                $     344,762 (a) $     266,129
Royalty Payable                                       582,278 (a)       552,150
Notes Payable to Shareholders                         250,000 (a)       250,000
                                                -------------     --------------
Total Liabilities                               $   1,177,040     $   1,068,279
                                                -------------     --------------

(a) The following liabilities are considered liabilities subject to compromise (See Notes 6 and 16).

The assets included above primarily relate to prepayments under the Playboy license agreement that expires in March 2012. The parties have the option to extend the license agreement at the end of the term. These assets can not be used to settle PlayBev's liabilities. The liabilities above include royalties payable under a license agreement with LIB-MP on beverage sales.

NOTE 16 - SUBSEQUENT EVENTS

YA Global - On July 22, 2011, YA filed a motion in the ABS lawsuit (discussed below under "Legal Proceedings"), seeking an order clarifying its position with respect to ABS and staying enforcement of that court's order that CirTran pay approximately $35,000 in legal fees to ABS. In its motion, YA gave notice that it intended to conduct a secured party's public auction of all of CirTran's assets. Also on July 22, 2011, in a letter written to the Company and filed with YA's motion (the "Instruction Letter"), YA informed the Company that one or more "Events of Termination (as defined in the A&R Forbearance Agreement) had occurred, and that as a result, YA had declared that all of the Company's obligations under the A&R Forbearance Agreement and the Debentures had been accelerated and was due and owing. Further, YA stated that it intended to commence action to collect on the obligations of the Company. YA instructed the Company to assemble the assets.

At a hearing held on August 3, 2011, on YA's motion to stay enforcement, YA noted that the date of the proposed secured party's public auction was August 30, 2011. Additionally, on August 3, 2011, YA tendered to the Company Notifications of Disposition of Collateral (the "UCC Notifications"), giving notice of the date of the proposed sale of assets on August 30, 2011.

At the hearing, the court denied YA's motion to stay the payment of attorneys' fees by the Company.

Subsequently, YA, the Company, and the Company's subsidiaries that were parties to the A&R Forbearance Agreement (the "Subsidiaries") entered into an agreement (the "Letter Agreement") whereby YA agreed to rescind the Instruction Letter and the UCC Notifications, The Company and YA further agreed that YA's agreement to forbear enforcement under the A&R Forbearance Agreement was terminated, and that the rescission of the UCC Notifications and the Instruction Letter did not constitute a waive of any of YA's rights, and that Company and the Subsidiaries remain responsible for all obligations under the A&R Forbearance Agreement.

PlayBev Bankruptcy - The management of Play Beverages, LLC ("PlayBev"), a consolidated entity of the Company, decided that reorganizing PlayBev as a debtor-in-possession under Chapter 11, of Title 11, of the United States Bankruptcy Code, was in the best interests of PlayBev, its creditors and its equity holders. Accordingly, on August 12, 2011, PlayBev consented to the entry of an order for relief in the pending involuntary bankruptcy case that was filed against it, and immediately exercised its right under section 706(a) of the Bankruptcy Code to convert the case to a voluntary Chapter 11 case. That same day, the court entered an Order for Relief under Chapter 11 based on PlayBev's elections. PlayBev is now a debtor-in-possession and intends to propose and confirm a plan of reorganization in the case.

In connection with the prior Chapter 7 case, Playboy Enterprises International, Inc. ("Playboy"), filed a motion to terminate the automatic stay to permit it to terminate the Product License Agreement between Playboy and PlayBev. PlayBev contests the motion, and a hearing on the motion was currently scheduled for August 23, 2011. However, in light of the conversion to Chapter 11, PlayBev filed a motion to continue the hearing on Playboy's motion. At an August 16, 2011, hearing on PlayBev's motion, the Court continued the hearing on Playboy's motion to terminate the automatic stay until September 2, 2011, when such motion will be heard.

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

We conduct business through our subsidiaries and divisions: CirTran Beverage, CirTran USA, CirTran Asia, CirTran Products, CirTran Media Group, and CirTran Online. CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we entered into with PlayBev, a consolidated variable interest entity, who holds the Playboy license. Revenues from CirTran Beverages during the three months ended June 30, 2011 and 2010, amounted to 97 percent and 86 percent of total sales, respectively, and during the six months ended June 30, 2011 and 2010, amounted to 96 percent and 75 percent of total sales, respectively.

CirTran USA accounted for zero percent and 1 percent of our total revenues during the three months ended June 30, 2011 and 2010, respectively, and zero percent and 5 percent of our total revenues during the six months ended June 30, 2011 and 2010, respectively. Revenues were generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Through CirTran Asia we manufacture and distribute electronics, consumer products and general merchandise to companies selling in international markets. Royalty revenue was 3 percent and 1 percent of our total revenues during the three months ended June 30, 2011 and 2010, respectively and 4 percent and 1 percent of our total revenues during the six months ended June 30, 2011 and 2010, respectively.

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets. Sales comprised zero percent of total sales for the three and six months ended June 30, 2011 and 2010, respectively.

CirTran   Media   provides  end-to-end  services  to  the  direct  response  and
entertainment   industries.  The  company  had  no  revenues  relating  to  this subsidiary for the three and six months ended June 30, 2011 and 2010.

CirTran Online sells products via the Internet, and provides services and support to Internet retailers. In conjunction with our partner GMA, revenues from this division were zero percent and 12 percent of total revenues for the three months ended June 30, 2011 and 2010, respectively, and zero and 19 percent of total revenues for the six months ended June 30, 2011 and 2010, respectively.

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

Results of Operations

Comparison of the three months ended June 30, 2011 and 2010 and six months ended June 30, 2011 and 2010.

Sales and Cost of Sales

Net sales decreased to $685,625 for the three months ended June 30, 2011, as compared to $2,313,843 for the three months ended June 30, 2010. Net sales decreased to $2,080,825 for the six months ended June 30, 2011, as compared to $4,096,702 for the six months ended June 30, 2010. Sales were significantly higher during the second quarter of 2010 due to several large start-up orders from overseas distributor. During the second quarter of 2011 we did not experience the same volume of new business.

Cost of sales, including royalty expense, as a percentage of sales, increased to 97 percent from 69 percent for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, respectively, and decreased to 68 percent from 80 percent for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, respectively. Consequently, the gross profit margin decreased to 3 percent from 31 percent, for the three months ended June 30, 2011 and 2010, respectively and increased to 32 percent from 20 percent, for the six months ended June 30, 2011 and 2010, respectively. The increase in gross profit margin were attributable to the significant shift in the sales mix of products and services experienced during 2011 as compared to 2010 and increases in product royalty expenses, which are included in the cost of sales. The company shifted its focus to the manufacture and distribution of beverages. In addition, CirTran Beverage records products sales and costs on sales made directly to distributors and end customer, which sales provide a more favorable gross profit margin. We anticipate that gross profit margins for CirTran Beverage will increase in the future as we increase our distribution of the Playboy energy drink beverages to both domestic and international markets.

The following charts present comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media and Beverage Distribution during the three and six months ended June 30, 2011 and 2010.


Three Months Ended June 30:
-----------------------------------
     Segment                  Year       Sales          Cost of Sales     Royalty Expense   Gross Loss / Margin
---------------------------------------------------------------------------------------------------------------
Electronics Assembly          2011  $              -  $                -  $               -  $               -
                              2010            28,500                   -                  -             28,500
Contract Manufacturing        2011            23,407                 403                  -             23,004
                              2010            26,509                 427             25,200                882
Marketing / Media             2011                 -                   -                  -                  -
                              2010           278,085             264,182                  -             13,903
Beverage Distribution         2011           662,218             132,727            534,296             (4,805)
                              2010         1,980,749             747,133            554,584            679,032


Six Months Ended June 30:
-----------------------------------
     Segment                  Year       Sales          Cost of Sales     Royalty Expense   Gross Loss / Margin
---------------------------------------------------------------------------------------------------------------
Electronics Assembly          2011  $              -  $                -  $               -  $               -
                              2010           198,944             198,340                  -                604
Contract Manufacturing        2011            77,348                 734                  -             76,614
                              2010            27,554             (11,181)            25,200             13,535
Marketing / Media             2011                 -                   -                  -                  -
                              2010           768,521             727,328                  -             41,193
Beverage Distribution         2011         2,003,477             327,683          1,078,361            597,433
                              2010         3,101,683           1,244,688          1,079,967            777,028

Selling, General and Administrative Expenses

During the three months ended June 30, 2011, selling, general and administrative expenses decreased $85,376 and decreased $185,115 for the six months ended June 30, 2011, as compared to the same periods during 2010. The decrease was the result of the shift from assembly and Media and Marketing to Beverage Distribution that reduced payroll and administrative costs. We continue to reposition our business structure to take advantage of our core strengths.

Non-cash compensation expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $5,703 for the three months ended June 30, 2011, as compared to $0 for the three months ended June 30, 2010, respectively, and $104,462 for the six months ended June 30, 2011, as compared to $43,577 for the six months ended June 30, 2010, respectively, as a result of the employee stock options accrued for per the respective employment agreements.

Other income and expense

Interest expense recorded in the Condensed Consolidated Statements of Operations combines both accretion expense and interest expense. The combined interest expense for three months ended June 30, 2011, was $232,722 as compared to $323,052 for the three months ended June 30, 2010, a decrease of 28 percent and the combined interest expense for six months ended June 30, 2011, was $504,512 as compared to $588,624 for the six months ended June 30, 2010, a decrease of 14 percent. The decrease in the combined interest expense was driven by the reduction in accretion, expense recorded for the three and six months ended June 30, 2011.

We recorded a gain of $6,005,885 on our derivative valuation for the three months ending June 30, 2011, as compared to a gain of $120,652 recorded for the three months ended June 30, 2010. We recorded a loss of $1,865,826 on our derivative valuation for the six months ended June 30, 2011, as compared to a gain of $368,009 recorded for the six months ended June 30, 2010.The swing in the derivative valuation is primarily the result of factors relating to the differing debt levels of the underlying convertible securities, together with the varying market values of our common stock.

As a result of these factors, our overall net income increased to $4,704,009 for the three months ended June 30, 2011, as compared to a net loss of $721,952 for the three months ended June 30, 2010. The net income attributable to the Company was $5,263,106 for the three months ended June 30, 2011, and a net loss of $559,097 was attributable to a non-controlling equity interest in PlayBev. Net loss increased to $3,905,783 for the six months ended June 30, 2011, as compared to a net loss of $2,085,320 for the six months ended June 30, 2010. The net loss attributable to the Company was $2,770,850 for the six months ended June 30, 2011, and a net loss of $1,134,933 was attributable to a non-controlling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $44,740,760 at June 30, 2011, and $41,969,908 at December 31, 2010. Net loss for the six months ended June 30, 2011, was $3,905,783 as compared to $2,085,320 for the six months ended June 30, 2010. Our current liabilities exceeded our current assets by $24,937,959 as of June 30, 2011, and by $21,140,941 as of December 31, 2010. For
the six months ended June 30, 2011 and 2010, we experienced negative cash flows from operating activities of $525,045 and $35,943, respectively.

Cash

The amount of cash used in operating activities during the six months ended June 30, 2011 decreased by $525,045, driven primarily by increasing payables and deferred revenue balances.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $364,470 during the six months ended June 30, 2011. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable. The company eliminates the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a Variable Interest Entity ("VIE").

Accounts payable and accrued liabilities

During the six months ended June 30, 2011, accounts payable, accrued liabilities and short-term debt increased $1,230,370 to a combined balance of $15,704,426. The increase was driven primarily by an increase of $589,005 of short-term advances and an increase of $670,199 in accrued liabilities. At June 30, 2011, we owed $546,000 to the President of the Company and a board member for manager fees relating to PlayBev.

Liquidity and financing arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations. We had an accumulated deficit of $44,740,760 along with a total stockholders' deficit of $23,017,582, at June 30, 2011. In addition, we have used, rather than provided, cash in our operations for the six months ended June 30, 2011 and 2010, of $525,045 and $35,943, respectively. During the six months ended June 30, 2011, our monthly operating costs and interest expense averaged approximately $238,000 per month.

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

There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short or the long term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due. Additionally, in light of the occurrence of one or more Events of Termination pursuant to the Amended and Restated Forbearance Agreement (discussed below), YA Global Investments has declared that its agreement to forbear enforcement of its rights under the Convertible Debentures has terminated, and accordingly, YA Global Investments has all rights of a secured creditor. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Accrued interest of $50,000 was paid during the six months ended June 30, 2011. Interest accrued during the six months ended June 30, 2011, totaled $36,902. The balance of accrued interest owed at June 30, 2011, was $66,301.

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

The Company and certain of its subsidiaries, which also guaranteed the Company's obligations (the "Guarantors" and collectively with the Company, the ("Obligors") agreed to waive any claims against YA, and released any such claims the Obligors may have had. The Obligors also ratified their respective obligations under the Financing Documents, and agreed to the satisfaction of certain conditions precedent, including the following: payment of certain funds to YA at the time of execution of the A&R Forbearance Agreement; the entry by Iehab Hawatmeh, President of the Company, into a Guaranty Agreement and a Pledge Agreement (both discussed in Note 6); the entry into a Ratification and Joinder Agreement by the Obligors (discussed below); the execution of a confession of judgment in a litigation matter between YA, the Company, and Katana Electronics, LLC ("Katana"); and the delivery of a new warrant (the "Warrant") to YA (see
Note 6).

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

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock. During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock. During the year ended December 31, 2008 Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock. The carrying value of the Debenture as of June 30, 2011 remained $620,136. The fair value of the derivative liability stemming from the debenture's conversion feature was determined to be $567,681 as of June 30, 2011.

YA Global December, 2005 Debenture - In December 2005, the Company entered into an agreement with YA Global to issue a $1,500,000, 5 percent Secured Convertible Debenture (the "December Debenture"). The December Debenture was originally due July 30, 2008, and has a security interest in all the Company's assets, subordinate to the Highgate security interest. YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008. As of January 1, 2008 the interest rate was increased to 12 percent. The Company agreed to repay the Company's obligations under the Debentures per an agreed schedule.

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Accrued interest of $380,000 was paid during the six months ended June 30, 2011. Interest accrued during the six months ended June 30, 2011, totaled $55,114. The balance of accrued interest owed at June 30, 2011, was $89,260.

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

As of June 30, 2011, YA Global had not converted any of the December Debenture into shares of the Company's common stock. As a result, the carrying value of the debenture as of June 30, 2011, remains $1,500,000. The fair value of the derivative liability stemming from the December Debenture's conversion feature as of June 30, 2011, was determined to be $1,286,074.

YA Global August, 2006 Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5 percent Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the "August Debenture").

Accrued interest was originally payable at the time of maturity or conversion. Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest. The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85 percent of the lowest closing bid price of the Company's common stock during the ten trading days prior to the payment day. Interest accrued during the six months ended June 30, 2011, totaled $61,959. The balance of accrued interest owed at June 30, 2011, was $595,165.

As noted above, on January 24, 2011, the Company, and YA Global Investments entered into the A&R Forebearance Agreement, discussed above.

In connection with the August Debenture, the Company also agreed to grant to YA Global warrants (the "Warrants") to purchase up to an additional 15,000,000 shares of our common stock. The Warrants had an exercise price of $0.06 per share, and originally were to expire three years from the date of issuance. The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred. As a result of the May 2007 1.2-for 1 forward stock split, the effective number of outstanding warrants increased to 18,000,000. In connection with the Forbearance Agreement, the term of the warrants was extended to August 23, 2010 and have since expired.

In connection with the issuance of the August Debenture, the Company also granted YA Global registration rights related to the common stock issuable upon conversion of the August Debenture and the exercise of the Warrants. As of the date of this report, no registration statement had been filed.

The Company determined that the conversion features on the August Debenture and the associated warrants fell under derivative accounting treatment. The carrying value was accreted each quarter over the life of the August Debenture until the carrying value equaled the face value of $1,500,000. During the year ended
December 31, 2008, YA Global chose to convert $341,160 of the convertible debenture into 139,136,360 shares of common stock.

YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock during the year ended December 31, 2009. As of June 30, 2011, the carrying value of the August Debenture was $1,041,218. The fair value of the derivative liability arising from the August Debenture's conversion feature was $1,353,284 as of June 30, 2011.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

Events of Termination under A&R Forbearance Agreement

On July 22, 2011, YA Global filed a motion in the ABS lawsuit (discussed below under "Legal Proceedings"), seeking an order clarifying its position with respect to ABS and staying enforcement of that court's order that CirTran pay approximately $35,000 in legal fees to ABS. In its motion, YA Global gave notice that it intended to conduct a secured party's public auction of all of CirTran's assets. Also on July 22, 2011, in a letter written to the Company and filed with YA Global's motion (the "Instruction Letter"), YA Global informed the Company that one or more "Events of Termination (as defined in the A&R Forbearance Agreement) had occurred, and that as a result, YA Global had declared that all of the Company's obligations under the A&R Forbearance Agreement and the Debentures had been accelerated and was due and owing. Further, YA Global stated that it intended to commence action to collect on the obligations of the Company. YA Global instructed the Company to assemble the assets.

At a hearing held on August 3, 2011, on YA Global's motion to stay enforcement, YA Global noted that the date of the proposed secured party's public auction was August 30, 2011. Additionally, on August 3, 2011, YA Global tendered to the Company Notifications of Disposition of Collateral (the "UCC Notifications"), giving notice of the date of the proposed sale of assets on August 30, 2011.

At the hearing, the court denied YA Global's motion to stay the payment of attorneys' fees by the Company.

Subsequently, YA Global, the Company, and the Company's subsidiaries that were parties to the A&R Forbearance Agreement (the "Subsidiaries") entered into an agreement (the "Letter Agreement") whereby YA Global agreed to rescind the Instruction Letter and the UCC Notifications, The Company and YA Global further agreed that YA Global's agreement to forbear enforcement under the A&R Forbearance Agreement was terminated, and that the rescission of the UCC Notifications and the Instruction Letter did not constitute a waive of any of YA Global's rights, and that Company and the Subsidiaries remain responsible for all obligations under the A&R Forbearance Agreement.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years. Amortization expense was $6,636 and $111,113 for the three months ended June 30, 2011 and 2010, respectively, and was $13,271 and $222,227 for the six months ended June 30, 2011 and 2010, respectively.


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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at June 30, 2011, due to the fact that the material weaknesses in the Company's internal control over financial reporting described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, had not been remediated as of June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On April 6, 2011, the Court held a hearing on (1) the Company's Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts; and
(2) ABS's Motion for an Order to Show Cause re Civil Contempt. The Court denied the Company's Motion to declare the judgment fully satisfied, and granted ABS's motion but did not hold the Company in civil contempt. The Court set a hearing on the motion for the Order to Show Cause for July 8, 2011, regarding the Company's compliance with collection orders, which the parties stipulated should be postponed until August 3, 2011. The parties attended a mediation of the case on July 11, 2011, but no formal settlement resulted. The court found that a basis exists to hold the Company, some of its subsidiaries, and Mr. Hawatmeh in contempt and set an evidentiary hearing for October 6, 2011, to determine whether to issue a contempt citation. As of the date of this Report, the Company had appealed the denial of the motion to declare the judgment satisfied, and was reviewing its options with respect to how to proceed.

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

Global Freight Forwarders v. CirTran Asia, Civil No. 080925731, Third Judicial District Court, Salt Lake County, State of Utah. On December 18, 2008, the plaintiff filed a complaint against CirTran Asia, claiming breach of contract, breach of the duty of good faith and fair dealing, and unjust enrichment, seeking approximately $260,000. The Complaint was served on CirTran Asia on January 5, 2009. On February 12, 2009, CirTran Asia filed its answer. The Parties engaged in settlement negotiations, reached an agreement, and a final written settlement agreement has been executed.

Dr. Najib Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053818. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for $52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. On August 11, 2009, the parties entered into a settlement agreement whereby the claims against Mr. Hawatmeh were dismissed with prejudice, and the Company agreed to pay Dr. Bouz $63,000 over a twelve month period. The Company has made 9 monthly payments but is in default of the $5,250 monthly payments that were due on May 28, 2010, June 28, 2010, and July 28, 2010. The judgment has been domesticated in Utah, and Dr. Bouz has begun pursuing collection efforts. These amounts have been accrued in full as a liability.

Dr. Paul Bouz v. CirTran Beverage Corp, Iehab Hawatmeh and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053819. On September 12, 2008, the plaintiff filed a complaint, seeking a judgment for $52,500 plus attorneys' fees and certain costs, against CirTran Beverage, Iehab Hawatmeh and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note. CirTran Beverage and Mr. Hawatmeh answered, denying liability. On August 11, 2009, the parties entered into a settlement agreement whereby the claims against Mr. Hawatmeh were dismissed with prejudice, and the Company agreed to pay Dr. Bouz $63,000 over a twelve month period. The Company has made 10 monthly payments but is in default of the $5,250 monthly payments that were due on June 28, 2010, and July 28, 2010. The judgment has been domesticated in Utah, and Dr. Bouz has begun pursuing collection efforts. These amounts have been accrued in full as a liability.

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

On July 22, 2011, YA Global filed a motion in the ABS lawsuit (discussed above), seeking an order clarifying its position with respect to ABS and staying enforcement of that court's order that CirTran pay approximately $35,000 in legal fees to ABS. In its motion, YA Global gave notice that it intended to conduct a secured party's public auction of all of CirTran's assets. Also on July 22, 2011, in a letter written to the Company and filed with YA Global's motion (the "Instruction Letter"), YA Global informed the Company that one or more "Events of Termination (as defined in the A&R Forbearance Agreement) had occurred, and that as a result, YA Global had declared that all of the Company's obligations under the A&R Forbearance Agreement and the Debentures had been accelerated and was due and owing. Further, YA Global stated that it intended to commence action to collect on the obligations of the Company. YA Global instructed the Company to assemble the assets.

At a hearing held on August 3, 2011, on YA Global's motion to stay enforcement, YA Global noted that the date of the proposed secured party's public auction was August 30, 2011. Additionally, on August 3, 2011, YA Global tendered to the Company Notifications of Disposition of Collateral (the "UCC Notifications"), giving notice of the date of the proposed sale of assets on August 30, 2011.

At the hearing, the court denied YA Global's motion to stay the payment of attorneys' fees by the Company.

Subsequently, YA Global, the Company, and the Company's subsidiaries that were parties to the A&R Forbearance Agreement (the "Subsidiaries") entered into an agreement (the "Letter Agreement") whereby YA Global agreed to rescind the Instruction Letter and the UCC Notifications, The Company and YA Global further agreed that YA Global's agreement to forbear enforcement under the A&R Forbearance Agreement was terminated, and that the rescission of the UCC Notifications and the Instruction Letter did not constitute a waive of any of YA Global's rights, and that Company and the Subsidiaries remain responsible for all obligations under the A&R Forbearance Agreement.

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

Desiree Liston v. CirTran Media Corp. d/b/a Diverse Media Group Corp., Circuit Court of Benton County, Arkansas, Case No. CV2010-2448-6. On July 28, 2010, Desiree Liston filed a complaint seeking an unspecified amount in excess of $75,000 based on allegations of breach of an Employment Agreement. The Company has filed its answer, and subsequently filed a motion for summary judgment, which was pending as of the date of this Report. The Company believes that this claim has no merit and intends to defend it vigorously.

Gordon Jensen, d/b/a Gordon Jensen Trucking v. CirTran Corp., Third Judicial District Court of Salt Lake County, State of Utah, case no.108900934. On May 28, 2010, plaintiff brought an action seeking $7,145 for nonpayment of services. Judgment was entered against CirTran on October 7, 2010, for $6,703. These amounts have been accrued in full as a liability.

General Distributors, Inc., v. Iehab Hawatmeh and CirTran Beverage Corp., dba Play Beverages LLC dba Playboy Beverages, in the Circuit Court of the State of Oregon, for the County of Clackamas, Case No. CV 10110087. On November 8, 2010, General Distributors, Inc., filed a complaint asserting claims for breach of contract, liability under the Uniform Commercial Code, quasi contract - unjust enrichment, goods sold and delivered, account state, and attorneys fees. The complaint seeks judgment in the amount of $49,999 plus interest and attorneys fees. The Company and the other defendants have answered the complaint and deny liability. Because of the effect of the automatic stay in connection with the In Re Play Beverages LLC bankruptcy matter (discussed below), the litigation in this matter has been stayed.

Playtime Distributing of Oklahoma LLC v. CirTran Corporation, CirTran Beverage Corporation, and PlayBeverages LLC, in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2010-1058. On December 30, 2010, Playtime
Distributing of Oklahoma LLC filed suit asserting claims for breach of a distribution agreement, bad faith breach of a distribution agreement, rescission of the distribution agreement, accounting, breach of an independent sales agreement, bad faith breach of an independent sales agreement, and punitive damages. The petition seeks judgment in an unspecified amount in excess of $75,000, plus interest and attorneys fees. The Company and the other defendants have answered and deny liability. Because of the effect of the automatic stay in connection with the In Re Play Beverages LLC bankruptcy matter (discussed below), the litigation in this matter has been stayed.

USS Cal Builders, Inc. v, CirTran Beverage Corp., Iehab Hawatmeh, and Fadi Nora, in the Superior Court of the State of California, County of Orange, Case No. 00425093. On November 16, 2010, USS Cal Builders, Inc., filed a complaint asserting various claims which were challenged by the Company. On February 8, 2011, USS Cal Builders, Inc., replaced its original complaint with an amended complaint, in which it asserts claims for breach of promissory note, breach of oral contract, common count money had and received, and common count money lent. The amended complaint seeks damages in the sum of at least $100,000 plus interest, costs, and attorneys fees. The Company and the individual defendants have answered the amended complaint, deny liability, and intend to defend the claims.

RDS Touring and Promotions, Inc. v. CirTran Beverage Corp., CirTran Corp., and CirTran Media Corp., in the Superior Court of the State of California, County of Los Angeles, Case No. BC454112. On January 31, 2011, RDS Touring and Promotions, Inc., filed a complaint asserting claims for breach of settlement agreement, fraud in the inducement, and fraud and deceit (false promise). The Company filed a motion to dismiss the fraud claims and the contract claim against all defendants other than the Company. The Plaintiffs filed an amended complaint which included only the contract claim. The Company has answered the amended complaint. Although the Company does not deny that it is currently in breach of the settlement agreement, there is a dispute as to whether CirTran Beverage Corporation and CirTran Media Corporation are obligated under the settlement agreement.

American Express Travel Related Services Company, Inc., v. CirTran Corporation, dba Diverse Media Group and Iehab Hawatmeh, in the Third District Court, State of Utah, Salt Lake County. In this action, American Express asserts a claim for $108,029 in principal and $24,269 in interest due on a credit card account. On May 18, 2011, the defendants were served with a First Amended Complaint. The Company has answered the first amended complaint, denies liability, and intends to defend the claims.

Ayad Jaber, Ramzy Fakhoury, Haya Enterprises, LLC. V. CirTran Beverage Corporation, Play Beverages LLC, Iehab Hawatmeh, and Fadi Nora, in the Superior Court of the State of California, County of Orange, Case No. 0443807. On January 24, 2011, these plaintiffs filed a complaint asserting claims based on alleged breaches of various written and oral promises, seeking damages of $700,000 in principal from the Company, plus $1,219,520 in principal from all defendants, plus $200,000 from Fadi Nora, plus other unspecified amounts. On April 20, 2011, the court entered default judgments against Fadi Nora, the Company, and Play Beverages, LLC. On May 18, 2011, each of these defendants filed a motion to set aside the default judgments and seeking an order permitting the defendants to file their responsive pleadings. These motions were granted, and the default judgments were set aside pursuant to a stipulation. On June 30, 2011, the court granted leave for the defendants to file an answer, cross complaint, and a motion to recuse opposing counsel. The plaintiffs have opposed the cross complaint.

In re Play Beverages, LLC, involuntary Chapter 7 petition, United States Bankruptcy Court for the District of Utah, Case No. 11-26046. Three alleged creditors, LIB-MP Beverage, LLC, George Denney, and Warner K. Depuy, filed an involuntary Chapter 7 petition against Play Beverages, LLC, on April 26, 2011. The petition and a summons were served on Play Beverages, LLC on May 18, 2011. Play Beverages, LLC, has filed a motion to dismiss the involuntary petition.
This motion is scheduled to be heard on August 25, 2011. Play Beverages, LLC denies the allegations in the involuntary petition.

In re Play Beverages, LLC, voluntary Chapter 11 petition, United States Bankruptcy Court for the District of Utah, Case No. 11-26046-JTM. The management of Play Beverages, LLC ("PlayBev"), a consolidated entity of the Company, decided that reorganizing PlayBev as a debtor-in-possession under Chapter 11, of Title 11, of the United States Bankruptcy Code, was in the best interests of PlayBev, its creditors and its equity holders. Accordingly, on August 12, 2011, PlayBev consented to the entry of an order for relief in the pending involuntary bankruptcy case that was filed against it, and immediately exercised its right under section 706(a) of the Bankruptcy Code to convert the case to a voluntary Chapter 11 case. That same day, the court entered an Order for Relief under Chapter 11 based on PlayBev's elections. PlayBev is now a debtor-in-possession and intends to propose and confirm a plan of reorganization in the case.

In re Play Beverages, LLC, Motion of Playboy Enterprises International, Inc. to Terminate the Automatic Stay, United States Bankruptcy Court for the District of Utah, Case No. 11-26046. Playboy Enterprises International, Inc. has filed a motion to terminate the automatic stay to permit it to terminate a Product License Agreement between it and Play Beverages, LLC. Play Beverages, LLC contests the motion, and a hearing on the motion was scheduled for August 23, 2011. However, in light of the conversion to Chapter 11 discussed above, PlayBev filed a motion to continue the hearing on Playboy's motion. At an August 16, 2011, hearing on PlayBev's motion, the Court continued the hearing on Playboy's motion to terminate the automatic stay until September 2, 2011, when such motion will be heard.

Globe Express Services, v. CirTran Beverage Corp., Third District Court, Salt Lake County, Case No. 110914239. Plaintiff seeks approximately $58,000 for services rendered. The Company was served with the Complaint on June 10, 2011. The Company had not filed a responsive pleading as of the date of this Report, but had undertaken settlement discussions.

Alix Technologies v. CirTran dba CirTran Beverage Corp, Third District Court, West Jordan, Case No. 110407015. Plaintiff filed suit claiming that CirTran Beverage had failed to pay for goods, services, or merchandise provided by Plaintiff. Defendant filed its answer. As of the date of this Report, CirTran Beverage was reviewing the pleadings and its options, and intends to defend against the claims brought.

United Medical Devices, LLC, v. PlaySafe, LLC, Iehab Hawatmeh, and Fadi Nora, Superior Court of the State of California, in and for the County of Los Angeles, West District, Case No. SC113081 ("UMD #1"), and PlaySafe, LLC and PlayBeverages, LLC, v. United Medical Devices, LLC, United Licensing Group, Jimmy Esebag, Patrick Bertranou, and Does 1 through 50, inclusive, Superior
Court of the State of California, in and for the County of Los Angeles, West District, Case No. SC113149 ("UMD #2"). In May 2011, Plaintiffs PlaySafe, LLC ("PlaySafe") and PlayBeverages, LLC ("PlayBev"), brought suit against United Medical Devices ("UMD"), United Licensing Group ("ULG"), Jimmy Esebag, and Patrick Bertranou in Utah, alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with contract, fraud, negligent misrepresentation, and seeking damages and punitive damages. That case was dismissed for lack of personal jurisdiction over the defendants. Subsequently, on June 17, 2011, UMD brought suit against PlaySafe, PlayBev,
Iehab Hawatmeh, and Fadi Nora, alleging breach of contract, fraudulent misrepresentation, promissory fraud, and fraudulent concealment, On June 23, PlaySafe and PlayBev brought suit against UMD, ULG, Esebag, and Bertranou alleging breach of contract, breach of the coventant of good faith and fair dealing, tortious interference with contract, tortious interference with prospective business relationship, fraud/deceit, negligent misrepresentation, misappropriation of trade secrets.

In UMD #1, defendants PlaySafe, PlayBev, and Messrs. Hawatmeh and Nora filed demurerson all claims but the breach of contract claims. That motion was pending as of the date of this Report.

In UMD #2, Plaintiffs PlaySafe and PlayBev filed a motion seeking a temporary restraining order, requiring defendants to provide products and to cease contacting the plaintiffs; distributor contacts. The Court in UMD #2 denied the motion for temporary restraining order.

Plaintiffs PlaySafe and PlayBev also filed a motion to consolidate UMD #2 into UMD #1, which motion was pending as of the date of this Report.

Redi FZE v. CirTran Beverage Corp, in the Third District Court, Salt Lake County, State of Utah, Civil No. 110915101. Redi has asserted claims for breach of contract, fraud and negligent misrepresentations. CirTran Beverage
Corporation has filed a counterclaim for breach of contract, breach of the covenant of good faith and fair dealing, and a third-party claim for tortious interference against Paul Levin. The company believes that Redi's claims are without merit and intends to defend them vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

In light of the occurrence of one or more Events of Termination pursuant to the Amended and Restated Forbearance Agreement (See Note 6), YA Global Investments has declared that its agreement to forbear enforcement of its rights under the Convertible Debentures has terminated, and accordingly, YA Global Investments has all rights of a secured creditor.

Item 4. (Removed and Reserved)

None

Item 5. Other Information

On August 11, 2011, the Company held its 2011 Annual Meeting of Shareholders. The Company has disclosed the results of voting on the matters presented before the meeting in a Current Report on Form 8-K filed with the Commission on August 18, 2011.

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

      3.3 Articles of Amendment to Articles of Incorporation (previously filed as Exhibit 3(i) to our Current Report on Form 8-K filed with the Commission on August 16, 2011, and incorporated herein by reference).

      3.4 Amended and Restated Bylaws (previously filed as Exhibit 3(ii) to our Current Report on Form 8-K filed with the Commission on August 16, 2011, and incorporated herein by reference).

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

      10.32 Letter Agreement dated August 12, 2011.

      31    Certification of President / Chief Financial Officer

      32 Certification pursuant to 18 U.S.C. Section 1350 - President / Chief Financial Officer

      101.ins XBRL Instance

      101.xsd XBRL Schema

      101.cal XBRL Calculation

      101.def XBRL Definition

      101.lab XBRL Label

      101.pre XBRL Presentation

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CIRTRAN CORPORATION

                                         /s/ Iehab Hawatmeh
                                         ---------------------------------------
Dated: August 18, 2011                   By: Iehab Hawatmeh
                                         President, Chief Financial Officer
                                         (Principal Executive Officer, Principal
                                         Financial Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                         /s/ Iehab Hawatmeh
                                         ---------------------------------------
Dated: August 18, 2011                   By: Iehab Hawatmeh
                                         President, Chief Financial Officer,
                                         Principal Executive Officer, Principal
                                         Financial Officer and Director

--------------------------------------------------------------------------------