Form 10-Q
period 2011-09-30
CIRTRAN CORP
filed 2011-11-21
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 000-49654

CirTran Corporation
(Exact name of registrant as specified in its charter)

Nevada	68-0121636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4125 South 6000 West, West Valley City, Utah 84128
(Address of principal executive offices, including zip code)

(801) 963-5112
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 21, 2011, issuer had 1,799,302,289 outstanding shares of common stock, par value $0.001.

CIRTRAN CORPORATION
FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$2,213	$4,767
Trade accounts receivable, net of allowance for doubtful accounts of $445,253 and $445,253, respectively	488,598	629,830
Inventory, net of reserve of $2,065,558 and $2,065,558, respectively	600,487	542,356
Prepaid royalty	-	500,000
Prepaid deposits	81,086	109,874
Other	416,908	379,929
Total current assets	1,589,292	2,166,756

Investment in securities, at cost	300,000	300,000
Long-term receivable	1,215,871	1,215,871
Property and equipment, net	203,371	335,547
Intellectual property, net	149,553	169,459
Other assets, net	10,267	8,267

Total assets	$3,468,354	$4,195,900

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks written in excess of bank balance	$280,592	$203,460
Accounts payable	3,644,901	3,331,092
Related party payable	614,250	420,000
Short term advances payable	3,702,043	3,827,538
Accrued liabilities	4,876,188	4,761,611
Accrued interest	1,861,173	1,930,355
Deferred revenue	2,576,566	1,882,191
Derivative liability	2,289,552	1,412,646
Convertible debenture	3,161,355	3,161,355
Refundable customer deposits	1,117,387	1,117,387
Liabilities subject to compromise (see note 15)	1,122,154	-
Current maturities of long-term debt	832,065	850,620
Note payable to stockholders and members	151,833	409,442
Total current liabilities	26,230,059	23,307,697

Total liabilities	26,230,059	23,307,697

Stockholders' deficit
CirTran Corporation stockholders' deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares; issued and outstanding shares: 1,799,302,289 and 1,498,972,923	1,799,297	1,498,968
Additional paid-in capital	29,860,138	29,128,672
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(45,040,089)	(41,969,908)
Total CirTran Corporation stockholders' deficit	(13,397,654)	(11,359,268)
Noncontrolling interest	(9,364,051)	(7,752,529)
Total stockholders' deficit	(22,761,705)	(19,111,797)

Total liabilities and stockholders' deficit	$3,468,354	$4,195,900

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,

	2011	2010	2011	2010
		(As Adjusted)		(As Adjusted)

Net sales	$832,772	$1,733,025	$2,913,597	$5,829,727
Cost of sales	(193,278)	(278,461)	(521,695)	(2,437,636)
Royalty Expense	(522,316)	(561,648)	(1,600,677)	(1,666,815)

Gross profit	117,178	892,916	791,225	1,725,276

Operating expenses
Selling, general and administrative expenses	1,877,930	1,219,349	4,125,684	3,652,218
Non-cash compensation expense	26,001	-	130,463	43,577
Total operating expenses	1,903,931	1,219,349	4,256,147	3,695,795

Loss from operations	(1,786,753)	(326,433)	(3,464,922)	(1,970,519)

Other income (expense)
Interest expense	(233,165)	(296,780)	(737,677)	(885,404)
Gain on sale/leaseback	20,268	20,268	60,805	60,805
Separation expense - related party	-	-	-	(260,000)
Other income	-	-	57,000	-
Gain on settlement of litigation / debt	26,400	57,978	71,587	56,822
Gain (loss) on derivative valuation	1,047,330	30,385	(818,496)	398,394
Total other income (expense), net	860,833	(188,149)	(1,366,781)	(629,383)

Net loss	(925,920)	(514,582)	(4,831,703)	(2,599,902)

Net loss attributable to noncontrolling interest	626,589	586,695	1,761,522	1,721,764

Net income (loss) attributable to CirTran	$(299,331)	$72,113	$(3,070,181)	$(878,138)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted-average common shares outstanding	1,551,787,200	1,498,972,923	1,516,446,792	1,498,972,923

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2011	2010

Cash flows from operating activities		(As Adjusted)
Net loss	$(4,831,703)	$(2,599,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152,082	491,015
Accretion expense	36,065	174,640
Provision for doubtful accounts	-	58,123
Provision for obsolete inventory	-	(44,408)
Gain (loss) on sale - leaseback	(60,805)	(60,805)
Non-cash compensation expense	46,053	43,577
Gain on settlement of debt	(26,400)	-
Issuance of warrants for settlement	58,410	-
Options issued to attorneys for services	26,001	6,758
Change in valuation of derivative	818,496	(398,394)
Changes in assets and liabilities:
Trade accounts receivable	141,232	(849,811)
Inventories	(58,131)	309,029
Prepaid expenses and other current assets	491,809	(945,751)
Accounts payable	313,807	1,190,281
Related party payable	194,250	-
Accrued liabilities	1,224,147	3,489,935
Deferred revenue	694,375	(1,036,980)
Customer deposits	-	34,646

Net cash provided (used) in operating activities	(780,312)	(138,047)

Cash flows from financing activities
Payments on notes payable to related party	-	(44,861)
Principal payments on long-term debt	-	(53,938)
Checks written in excess of bank balance	77,132	64,376
Contributions by noncontrolling interest	150,000	-
Proceeds from short-term advances	1,028,190	174,200
Payments on short-term advances	(477,564)	-

Net cash provided (used) by financing activities	777,758	139,777

Net increase (decrease) in cash and cash equivalents	(2,554)	1,730

Cash and cash equivalents at beginning of period	4,767	8,588

Cash and cash equivalents at end of period	$2,213	$10,318

The accompanying notes are an integral part of these consolidated financial statements.

For the Nine Months Ended September,	2011	2010
		(As Adjusted)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$350,772	$62,640

Noncash investing and financing activities:
Accounts payable settled on behalf of the
Company for issuance of short term advances	119,960	145,338
Debt and accrued liabilities converted to equity	1,003,794	-
Net assets assumed in consolidation of PlayBev	-	8,651,323
Non-cash exercise of options for prepaid expenses	20,000	-
Payment of short-term advances through issuance of note payable	30,000	-

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - CirTran Corporation and its subsidiaries (collectively, the “Company” or “CirTran”) consolidates all of its majority-owned subsidiaries, companies over which the Company exercises control through majority voting rights and companies in which it has a variable interest and the Company is the primary beneficiary.  The Company accounts for its investments in common stock of other companies that the Company does not control but over which the Company can exert significant influence using the cost method.

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries.  These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC” or “Commission”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2011.

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation, and its wholly owned subsidiaries Racore Technology Corporation, CirTran - Asia, Inc., CirTran Products Corp., CirTran Media Corp., CirTran Online Corp., and CirTran Beverage Corp.

The consolidated financial statements also include the accounts of After Beverage Group LLC, a majority controlled entity, and Play Beverages LLC (“PlayBev”), a consolidated variable interest entity.  PlayBev holds a license agreement with Playboy Enterprises International, Inc. (“Playboy”), to manufacture and distribute energy drinks and water under the Playboy name.  Effective January 1, 2010, the Company determined that it was the primary beneficiary of PlayBev and began to consolidate into its financial statements the accounts of PlayBev.

Inventories - Inventories are stated at the lower of average cost or market value.  Cost on manufactured inventories includes labor, material, and overhead.  Overhead cost is based on indirect costs allocated to cost of sales, work-in-process inventory, and finished goods inventory.  Indirect overhead costs have been charged to cost of sales or capitalized as inventory, based on management’s estimate of the benefit of indirect manufacturing costs to the manufacturing process.

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

Long-lived asset costs are amortized over the estimated useful life of the asset, which are typically five to seven years.  Amortization expense was $6,636 and $111,114 for the three months ended September 30, 2011 and 2010, respectively, and was $19,906 and $333,341 for the nine months ended September 30, 2011 and 2010, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes.  However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet.  The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change.  The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model.  The fair value of the derivative instruments is re-measured each quarter (see Note 9).

Revenue Recognition - Revenue is recognized when products are shipped.  Title passes to the customer or independent sales representative at the time of shipment.  Returns for defective items are either repaired and sent back to the customer or returned for credit or replacement product.  Historically, expenses associated with returns have not been significant and have been recognized as incurred.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period.  Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable.  The Company had 3,821,540,000 and 1,438,682,338 in potentially issuable common shares at September 30, 2011 and 2010, respectively.  These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

Consolidation of PlayBev - At December 31, 2010, the Company determined that it was the primary beneficiary of PlayBev, and that the assets, liabilities, and operations of PlayBev should be consolidated into its financial statements beginning January 1, 2010.  The Company has adjusted the previously reported, September 30, 2010, consolidated statements of operations and cash flows for the effects of the newly consolidated entity.  The following table shows the effects of the change:

	Three months ended			Nine months ended
	September 30,			September 30,
	2010	2010	Changes	2010	2010	Changes

Condensed Consolidated Statement of Operations	(As Filed)	(As Adjusted)		(As Filed)	(As Adjusted)

Net Sales	$(2,263,661)	$(1,733,025)	$530,636	$(9,455,775)	$(5,829,727)	$3,626,048
Cost of Sales	782,566	278,461	(504,105)	5,882,731	2,437,636	(3,445,095)
Royalty Expense	1,167,315	561,648	(605,667)	2,323,439	1,666,815	(656,624)
Selling, General and administrative	453,385	1,219,349	765,964	1,718,923	3,652,218	1,933,295
Interest Expense	251,625	296,780	45,155	786,710	885,404	98,694
Interest Income	(159,896)	-	159,896	(340,659)	-	340,659

Condensed Consolidated Statement of Cash Flows

Cash flows from operating activities

Net loss	$(122,704)	$(514,582)	$(391,878)	$(702,925)	$(2,599,902)	$(1,896,977)
Adjustments to reconcile net loss to net
cash used in operating activities:
Prepaid expenses and other current assets				(82,873)	(945,751)	(862,878)
Related party receivable				(1,931,690)	-	1,931,690
Accrued liabilities				2,540,119	3,489,935	949,816

Taxes - At September 30, 2011, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and operating losses in the current period because there is significant uncertainty as to the realizability of the deferred tax assets.  Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Recent Accounting Pronouncements - In January 2009, the Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”).  The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data.  The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data.  Under this schedule, the Company was required to submit filings with financial statement information using XBRL commencing with the quarterly period ended June 30, 2011, reported on Form 10-Q.  The Company has implemented this new pronouncement effective as of that date.

In April 2010, the FASB issued guidance to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2010, with early adoption permitted.  The Company’s adoption of the new standard, on January 1, 2011, did not have a material impact on its consolidated statements.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company had a net loss of $4,831,703 and of $2,599,902 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Company had an accumulated deficit of $45,040,089.  In addition, the Company used cash in its operations in the amount of $780,312 and $138,047 during the nine months ended September 30, 2011 and 2010, respectively.  The Company had borrowed funds in the form of short-term advances, notes, and convertible debentures.  The Company had a negative working capital balance of $24,640,767 as of September 30, 2011, and $21,140,941 as of December 31, 2010.  Additionally, in light of the occurrence of one or more Events of Termination pursuant to the Amended and Restated Forbearance Agreement (See Notes 6 and 16), YA Global Investments has declared that its agreement to forbear enforcement of its rights under the Convertible Debentures has terminated, and accordingly, YA Global Investments has all rights of a secured creditor.

Play Beverages, LLC, (“PlayBev”), a consolidated entity of the Company, filed petitions under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah.  Under Chapter 11, certain claims, including a motion to terminate the Product License Agreement between Playboy and PlayBev, against PlayBev in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while PlayBev continues business operations as Debtor-in-possession.  (See also Note 16).  These conditions raise substantial doubt about our ability to continue as a going concern.

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

The Company currently provides product-marketing services to the direct response and retail markets for both proprietary and nonproprietary products.  This segment provides campaign management and marketing services for both the Direct-response, Retail and Beverage Distribution markets.  The Company intends to continue to provide marketing and media services to support its own product efforts, and offer to customers marketing service in channels involving television, radio, print media, and the internet.

With respect to electronics assembly and manufacturing, the Company intends to continue to serve these industries, although it anticipates that its focus will shift more to providing services on a sub-contract basis.

NOTE 3 - INVENTORY

Inventory consisted of the following:

Inventory Summary
	September 30,	December 31,
	2011	2010
Raw Materials	$1,701,700	$1,730,086
Work in Process	252,326	139,947
Finished Goods	712,019	737,881
Allowance / Reserve	(2,065,558)	(2,065,558)
Totals	$600,487	$542,356

NOTE 4 - INTELLECTUAL PROPERTY

Intellectual property and estimated service lives consisted of the following:

			Estimated
	September 30,	December 31,	Service Lives
	2011	2010	in Years
Infomercial development costs	$54,946	$54,946	7
Patents	38,056	38,056	7
Website Development Costs	150,000	150,000	5
Total intellectual property	$243,002	$243,002

Less accumulated amortization	(93,449)	(73,543)

Intellectual property, net	$149,553	$169,459

The estimated amortization expenses for the next five years are as follows:

Year Ending December 31,
2011	$17,947
2012	34,352
2013	32,418
2014	32,418
2015	32,418
Total	$149,553

NOTE 5 – RELATED-PARTY TRANSACTIONS

Global Marketing Alliance

The Company entered into an agreement with Global Marketing Alliance (“GMA”), and hired GMA’s owner as the Vice President of CirTran Online (“CTO”), one of the Company’s subsidiaries.  Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company’s CTO products.  In return, the Company provides bookkeeping and management consulting services to GMA, and pays GMA a fee equal to five percent of CTO’s online net sales.  In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations.  The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs.  The Company recognized revenues from GMA related products and services in the amount of $0 and $163,846 for the three months ended September 30, 2011 and 2010, respectively, and $0 and $932,368 for the nine months ended September 30, 2011 and 2010, respectively.

The GMA agreement remained in place as of September 30, 2011, but there was no activity under the agreement for the period ending September 30, 2011.

Transactions Involving Officers, Directors, and Stockholders

In 2007, the Company appointed Fadi Nora to its Board of Directors.  In addition to compensation the Company normally pays to nonemployee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora’s efforts.  As of September 30, 2011, the Company owed $52,100 under this arrangement.  During the nine months ended September 30, 2011, Mr. Nora loaned the company $827,160 and received cash payments totaling $130,000.  As of September 30, 2011, the Company still owed Mr. Nora $1,304,159 in the form of unsecured advances.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by Mr. Nora on these loans.  In addition, the Company owed Mr. Nora $1,558,706 in accrued liabilities as of September 30, 2011, for selling, general, and administrative expenses that were paid for by Mr. Nora on a personal credit card.

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a director of the company.  The terms of the director agreement requires the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the nine months ended September 30, 2011, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $4,747, using the following assumptions: 5-year term, estimated volatility of 167.47 and a discount rate of 2.02% (see also Note 12).

In addition, on July 14, 2009, the Company entered into a Stock Purchase Agreement with Mr. Nora to sell to Mr. Nora 75,000,000 shares of common stock of the Company at a purchase price of $0.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director to the Company.  Mr. Nora and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so. At the August 11, 2011, annual meeting, the stockholders approved increasing the Company’s authorized shares to 4,500,000,000. Thereafter, the 75,000,000 shares were issued in conversion of $225,000 of the amount payable to Mr. Nora

In 2007, the Company issued a 10% promissory note to a family member of the Company president in exchange for $300,000.  The note was due on demand after May 2008.  During the nine months ended September 30, 2011 and 2010, the Company repaid principal and interest totaling $15,040 and $57,500, respectively.  At September 30, 2011, the principal amount owing on the note was $151,833.  On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum.  During the nine months ended September 30, 2011, the Company made no payments towards the outstanding notes.  The principal balance owing on the promissory notes as of September 30, 2011, totaled $51,916.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes.  The Company President and the Director of the Company signed personally for the notes.  Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes.  Two of the notes were for a term of 60 days, with a 60 day grace period; a third note was for a term of 90 days, and a fourth note was for 24 days.  Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes.  At September 30, 2011, the Company showed the balance of $745,162 as part of short-term advances payable on the balance sheet.  As of September 30, 2011, all four notes were in default and are accruing interest at the default rate of 36% per year.

As of September 30, 2011, the Company owed the Company president a total of $79,102 in short-term advances payable, and $148,695 in accrued options.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by the Company’s president on these loans.

On July 14, 2009, the Company entered into a Stock Purchase Agreement with Iehab Hawatmeh, the president of the Company, to sell to him 50,000,000 shares of common stock of the Company at a purchase price of $0.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by Mr. Hawatmah to the Company.  Mr. Hawatmeh and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances, and agreed that the shares would be issued once the Company has sufficient shares to do so.  At the August 11, 2011, annual meeting, the stockholders approved increasing the Company’s authorized shares to 4,500,000,000. Thereafter, the 50,000,000 shares were issued in conversion of $150,000 of the amount payable to Mr. Hawatmeh.

On March 5, 2010, the Company entered into a Separation Agreement (“Agreement”) with Shaher Hawatmeh.  As of the date of the Agreement, Shaher Hawatmeh’s employment with the Company was terminated and he no longer had any further employment obligations with the Company.  In consideration of his execution of the Agreement, the Company agreed to pay Shaher Hawatmeh’s “Separation Pay” of $210,000 in 26 biweekly payments.  The company recorded $40,385 and $113,077 of compensation expense for the nine months ended September 30, 2011 and 2010, under the terms of the agreement, respectively.  On April 2, 2010, the Company made the first payment to Shaher Hawatmeh.  Additional terms of the separation agreement included the issuance and delivery to Shaher Hawatmeh of ten million (10,000,000) shares of the Company’s common stock within a reasonable time following authorization by the Company’s shareholders of sufficient shares to cover such issuance.  The grant date fair value of the shares aggregated to $50,000 as of March 5, 2010, based on the $0.005 per share value as of the effective date of the separation agreement. At the August 11, 2011, annual meeting, the stockholders approved increasing the Company’s authorized shares to 4,500,000,000. Thereafter, the 10,000,000 shares were issued to Mr. Hawatmeh.

Sublease

In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”) entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs.  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s Premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease is for two (2) months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.  Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and offshore.  The income from the sublease to Katana for the nine months ended September 30, 2011, was $57,000 and was recognized as other income.  As of July 1, 2011, Katana had assumed the full lease payment and the Company has agreed to pay Katana $5,000 per month for the use of office space and utilities.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims - Various vendors and service providers have notified the Company that they believe they have claims against the Company totaling approximately $2,250,000.  The Company has determined the probability of realizing any loss on these claims is remote.  The Company has made no accrual for these claims and is currently in the process of negotiating the dismissal of these claims.

PlayBev Petition for Relief under Chapter 11 - On, August 12, 2011, Play Beverages, LLC, (“PlayBev”), a consolidated entity of the Company, filed petitions under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah.  Under Chapter 11, certain claims against PlayBev in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while PlayBev continues business operations as Debtor-in-possession.  (See also Note 16).  These claims are included in the September 30, 2011, balance sheet and are considered liabilities subject to compromise.  Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims against PlayBev (secured claims) are stayed, although the holders of such claims have the right to move the court for relief from the stay. PlayBev is now a debtor-in-possession and intends to propose and confirm a plan of reorganization in the case

PlayBev continues to negotiate with its creditors and is formulating a plan of reorganization.  PlayBev also continues to negotiate with Playboy Enterprises International, Inc. regarding assumption of its Product License Agreement.  Recently, PlayBev entered into a stipulation with Playboy Enterprises International, Inc. to suspend all litigation between the parties while they explore the possibility of a mutually beneficial settlement of their disputes.

Registration Rights Agreements - In connection with the Company’s issuance of convertible debentures to YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. (“YA Global”), the Company granted to YA Global certain registration rights, pursuant to which the Company agreed to file, a registration statements to register the resale of shares of the Company’s common stock issuable upon conversion of the debentures.  The Company agreed to keep the registration statement effective until all of the shares issuable upon conversion of the debenture have been sold.  The Company has not accrued a liability for potential losses.

Previously, YA Global has agreed to extensions of the filing deadlines inherent in the terms of the convertible debentures mentioned above.  On January 24, 2011, the Company and YA Global entered into a forbearance agreement related to the convertible debentures issued by the Company to YA or its predecessor entities.

YA Global Forbearance Agreements - In previous periods the Company has defaulted on certain obligations under its convertible debentures and related agreements.  The Company has entered into several forbearance agreements with YA Global in an attempt to restructure the agreement.  As of December 31, 2010, the Company had defaulted under the terms of the previous forbearance agreement.  On January 24, 2011, the Company, and YA Global Investments finalized an amended and restated forbearance agreement and related agreements (“January A&R Forbearance Agreement”).  The January A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011.

The Company and certain of its subsidiaries, which also guaranteed the Company’s obligations (the “Guarantors” and collectively with the Company, the “Obligors”), agreed to waive any claims against YA, and released any such claims the Obligors may have had.  The Obligors also ratified their respective obligations under the Financing Documents, and agreed to the satisfaction of certain conditions precedent, including the following: payment of certain funds to YA at the time of execution of the January A&R Forbearance Agreement; the entry by Iehab Hawatmeh, President of the Company, into a Guaranty Agreement and a Pledge Agreement (both discussed below); the entry into a Ratification and Joinder Agreement by the Obligors (discussed below); the execution of a confession of judgment in a litigation matter between YA, the Company, and Katana Electronics, LLC (“Katana”); and the delivery of a new warrant (the “Warrant”) to YA (discussed below).

Additionally, the Obligors agreed to seek to obtain waivers from their respective landlords at their properties in Utah and Arkansas; agreed to seek to obtain deposit account control agreements from the Company’s banks and depository institutions; and to repay the Company’s obligations under the Debentures on the following schedule:

i.
$225,000, on or before the date of the January A&R Forbearance Agreement to be applied as follows (x) $75,000 in reimbursement of the legal fees and expenses incurred by the Lender, and (y) $150,000 applied first to accrued but unpaid interest and then to the principal balance of the Obligations;

ii.	$75,000 on February 1, 2011;

iii.	$75,000 on March 1, 2011;

iv.	$75,000 on April 1, 2011;

v.	$200,000 on May 1, 2011;

vi.	$200,000 on June 1, 2011;

vii.	$200,000 on July 1, 2011;

viii.	$200,000 on August 1, 2011;

ix.	$200,000 on September 1, 2011;

x.	$200,000 on October 1, 2011;

xi.	$200,000 on November 1, 2011;

xii.	$200,000 on December 1, 2011; and

xiii.
the remaining balance of the Obligations shall be paid in full in good and collected funds by federal funds wire transfer on or before the earlier of (i) the occurrence of a Termination Event (as defined in the January A&R Forbearance Agreement), or (ii) 3:00 P.M. (prevailing Eastern time) on December 31, 2011 (the “Termination Date”).

Pursuant to the January A&R Forbearance Agreement, the parties agreed that the Company, subject to the consent of YA, may choose to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85% of the lowest closing bid price of the Company’s common stock during the ten trading days prior to the payment date.

In exchange for the satisfaction of such conditions and agreements from the Obligors, YA agreed to forbear from enforcing its rights and remedies as a result of the existing defaults until the earlier of (i) the occurrence of a Termination Event (as defined in the January A&R Forbearance Agreement), or (ii) the Termination Date, which is given as December 31, 2011.  Notwithstanding the foregoing, nothing contained in the January A&R Forbearance Agreement or the other Forbearance Documents will be deemed to constitute a waiver by YA of any default or event of default, whether now existing or hereafter arising (including, without limitation, the existing defaults listed in the January A&R Forbearance Agreement), and/or its right to convert the Debentures into shares of the Company’s common stock.

In connection with the January A&R Forbearance Agreement, Mr. Hawatmeh entered into a Guaranty Agreement and a Pledge Agreement.  Pursuant to the Guaranty Agreement, Mr. Hawatmeh agreed to guarantee to YA the full payment and prompt performance of all of the obligations in the January A&R Forbearance Agreement.  Pursuant to the Pledge Agreement, Mr. Hawatmeh agreed to pledge a first priority security interest in 7,000 class A membership units in Play Beverages, LLC (“PlayBev”) to secure the payment of the obligations under the January A&R Forbearance Agreement and the Guaranty Agreement.

The Company’s Utah-based subsidiary (also name of CirTran Corporation) (“CirTranSub”), and the other Obligors also entered into a Ratification and Joinder to Collateral Agreements, pursuant to which CirTranSub agreed to be bound by the terms and conditions of, and to be a party to, the Global Security Agreement (entered into in connection with a Prior Forbearance Agreement) and the Global Guaranty Agreement (entered into in connection with a Prior Forbearance Agreement).  (The terms of the Global Guaranty Agreement and the Global Security Agreement were described in, and attached as exhibits to, the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2009.  For a more complete description of these agreements, please see that filing.)  In conjunction with the Forbearance Agreement, the Company issued five-year warrants to purchase up to 25,000,000 shares of common stock at an exercise price of $0.02 per share.  (See note 12).

During the nine months ended September 30, 2011, the Company paid $450,000 towards the required payments under the schedule above.  As of the date of this filing, it had not made the required payments for the months of May through October 2011.

In light of the Company’s default in payments described above, YA indicated that it has elected to exercise its rights as a secured creditor.  On July 22, 2011, YA  filed  a  motion in the ABS lawsuit (discussed below under “Subsequent Events”), seeking an order clarifying its position with respect to ABS and staying enforcement of that court’s order that CirTran pay approximately $35,000 in legal fees to ABS.  In its motion, YA gave notice that it intended to conduct a secured party’s public auction of all of CirTran’s assets.  Also on July 22, 2011, in a letter written to the Company and filed with YA’s motion (the “Instruction Letter”), YA informed the Company that one or more “Events of Termination (as defined in the January A&R Forbearance Agreement) had occurred, and that as a result, YA had declared that all of the Company’s obligations under the January A&R Forbearance Agreement and the Debentures had been accelerated and was due and owing.  Further, YA stated that it intended to commence action to collect on the obligations of the Company.  YA instructed the Company to assemble the assets.

At a hearing held on August 3, 2011, on YA’s motion to stay enforcement, YA noted that the date of the proposed secured party’s public auction was August 30, 2011.  Additionally, on August 3, 2011, YA tendered to the Company Notifications of Disposition of Collateral (the “UCC Notifications”), giving notice of the date of the proposed sale of assets on August 30, 2011.

At the hearing, the court denied YA’s motion to stay the payment of attorneys’ fees by the Company.

Subsequently, YA, the Company, and the Company’s subsidiaries that were parties to the January A&R Forbearance Agreement (the “Subsidiaries”) entered into an agreement (the “Letter Agreement”) whereby YA agreed to rescind the Instruction Letter and the UCC Notifications.  The Company and YA further agreed that YA’s agreement to forbear enforcement under the January A&R Forbearance Agreement was terminated, and that the rescission of the UCC Notifications and the Instruction Letter did not constitute a waiver of any of YA’s rights, and that Company and the Subsidiaries remain responsible for all obligations under the January A&R Forbearance Agreement.

On September 30, 2011, YA directed the Company and its Subsidiaries to assemble the collateral in order to enable YA to take possession of the collateral on or before October 6, 2011.  Following negotiations with YA, on October 4, 2011, YA, the Company, and the Subsidiaries entered into a letter agreement constituting a notice of taking possession of collateral (the “Possession Notice”) detailing the arrangements under which YA would take possession of the collateral on Monday, October 17, 2011.  In the possession notice, the Company and the Subsidiaries agreed that they would assemble the collateral at the Company’s principal business offices, in order to allow YA to take possession of the collateral at that time.  From the date YA takes possession of the collateral, all accounts receivable, collections, and other proceeds and products of the collateral will be held in trust by the Company and the Subsidiaries for YA.  Further, the Company and the Subsidiaries will forward all collections and other proceeds of the collateral, in the form received, to YA, unless YA otherwise consents and directs.  As part of the Possession Notice, the Company and the Subsidiaries again acknowledged the validity of the indebtedness to YA and that its possession of the collateral will not affect YA’s rights and remedies under the operative document, impair YA’s lien and security interest therein, or YA’s right to take other action to perfect possession of the collateral.

The Company and its subsidiaries have verbally agreed with YA to postpone the public auction foreclosure sale to a date to be determined in the future.  The parties further acknowledged and agreed that the January 24, 2011, forbearance agreement has been terminated and that the extension of the sale does cure or waive any previous default, constitute an agreement by YA to forebear from exercising any of its rights, or waive, modify, or amend the terms of any agreement evidencing YA’s financing arrangements with the Company and its subsidiaries.  The Company agreed to pay $25,000 in connection with this agreement.  The parties are currently negotiating a formal forbearance agreement incorporating the terms of their October 18 letter agreement and extending and reducing in the short term the payment amounts provided in the January A&R Forbearance Agreement.

The Company expects that the new YA Global forbearance agreement will contain additional provisions similar to those in the January A&R Forbearance Agreement discussed above.

Employment Agreements - The Company has entered into an employment agreement with Mr. Hawatmeh, our President.  The terms of the employment agreement requires the Company to grant to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  The employment agreement also includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company’s earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year. For the nine months ended September 30, 2011 and 2010, the Company incurred $11,868 and $42,581, respectively, of noncash compensation expense related to accrual for employee stock options to be awarded per the employment contract for compensation related to the bonuses under the Employment Agreements.

Pursuant to the employment agreement, Mr. Hawatmeh’s employment may be terminated for cause, or upon death or disability, in which event the Company is required to pay Mr. Hawatmeh any unpaid base salary and unpaid earned bonuses.  In the event that Mr. Hawatmeh is terminated without cause, the Company is required to pay to Mr. Hawatmeh (i) within thirty (30) days following such termination, any benefit, incentive or equity plan, program or practice (the “Accrued Obligations”) paid when the bonus would have been paid Employee if employed; (ii) within thirty (30) days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to thirty (30) month’s annual base salary, (iii) bonus(es) owing under the employment agreement for the two year period after the date of termination (net of an bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within twelve (12) months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to thirty (30) month’s Annual Base Salary; provided that if Employee is terminated without cause in contemplation of, or within one (1) year, after a change in control, then two (2) times such annual base salary and bonus payment amounts.

On May 1, 2009, PlayBev, a consolidated entity of CirTran, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora.  The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on behalf of the Company, a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs.  The Company recorded expenses of $189,000 and $189,000 relating to the compensation agreements for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011 and December 31, 2010, the Company had $609,000 and $420,000, respectively, accrued as part of related party payables for management compensation associated with PlayBev.

The company has active employment contracts with several of its employees that require annual payment of noncash compensation in a fixed number of shares.  During the nine months ended September 30, 2011, the Company did not grant options to purchase shares of common stock to employees due to the unavailability of issuable stock.  The Company accrued an expense of $46,053 and $43,577 for the nine months ended September 30, 2011 and 2010, respectively, for employee options relating to the employment contracts of these employees.

Advanced Beauty Solutions, LLC - In connection with prior litigation between Advanced Beauty Solutions (“ABS”) and the Company, ABS had obtained judgments in favor of ABS and against the Company in the amount of $1,811,667 plus interest together with $35,000 in attorney fees.  On March 3, 2011, ABS brought a Motion for Order to Show Cause re Civil Contempt by the Company and CirTran Beverage Corp., CirTran Products Corp., CirTran Media Corp., and Iehab Hawatmeh, alleging that the Company had failed to make payments on ABS’s judgment in violation of the Court’s orders.  The court found that a basis exists to hold the Company, some of its subsidiaries, and Mr. Hawatmeh in contempt and set an evidentiary hearing for October 6, 2011, to determine whether to issue a contempt citation, which was deferred under a preliminary agreement that was incorporated into a forbearance agreement discussed below.

On or about October 17, 2011, the Company and ABS framed the basic terms of a possible resolution of disputes between them (the “ABS Resolution Terms”), whereby ABS would agree to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of definitive documents reflecting the ABS Resolution Terms and the satisfaction of applicable conditions precedent.  The ABS Resolution Terms call for the Company to pay $7,500 per month for 48 consecutive months, commencing January 30, 2012, with the unpaid balance, as finally determined as provided below, due and payable on January 30, 2016.  No interest on the principal would accrue unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Resolution Terms.  In addition, the Company would stipulate to an additional judgment for attorney’s fees incurred in entering into the ABS Resolution Terms and entering into the related definitive agreements and in related post-judgment collection efforts.  The obligation to pay $1,835,000 under the ABS Resolution Terms would be secured by an encumbrance on all of the assets of the Company, subject to the prior lien and encumbrance in favor of YA Global.

The principal amount of $1,835,000 due under the ABS Resolution Terms would be reduced by the greater of the amount of credit granted in the bankruptcy proceedings for the value of the intellectual property the Company previously conveyed to ABS and the amount received by ABS from the sale of such intellectual property to a third party during the term of the ABS Resolution Terms, plus the amount of any distribution to which the Company is entitled as a creditor of ABS, provided, however, that in no event shall the amount due under the ABS Resolution Terms be reduced below $90,000, which is the amount payable during the first 12 months under the ABS Resolution Terms.  ABS would enter into a subordination agreement satisfactory to YA Global subordinating the obligation under the ABS Resolution Terms in favor of the obligations and first-priority security interest of YA Global.  The Company would convey to ABS the trademarks and intellectual property previously conveyed by ABS to the Company.

The Company’s appeal of the approximately $1.8 million judgment would continue to determine, either in such appeal or on remand as the appeals court may determine, the amount of credit due the Company for the conveyance of the intellectual property.  Such determination would be conclusive.  Except for the determination of the fair market value of the intellectual property and any enforcement or collection proceedings that may be required under the ABS Resolution Terms, all litigation and disputes between ABS and its affiliates, on the one hand, and the Company and its affiliates, on the other hand, would be dismissed, including the pending order to show cause regarding contempt against the Company, its subsidiaries and Iehab Hawatmeh.

The Company would assign to ABS its creditor claim against the estate of ABS, to the extent of the balance due under the ABS Resolution Terms.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Resolution Terms would be paid to the Company.  The parties are negotiating definitive formal documents incorporating the ABS Resolution Terms. The arrangements with ABS are also subject to the negotiation of a subordination agreement between YA Global and ABS satisfactory to YA Global.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2011, and December 31, 2010:

	September 30,	December 31,
	2011	2010

Settlement note, ten monthly payments, no interest, in default.	59,350	59,769

Promissory note to a stockholder, 10% stated interest rate, unsecured, interest due quarterly, due on demand to related party.	151,832	159,442

Promissory note to an investor, 10% stated interest rate, face value discounted and to be accreted over the life of the note, due on demand, in default.	615,800	663,935

Promissory note to a member of AfterBev, 10% stated interest, interest payable quarterly. Due on demand, in default.	75,000	75,000

Promissory notes to 3 investors, 12% stated interest, 5% borrowing fee, due on demand to related party, in default.	51,916	51,916

Promissory note to a member of PlayBev, 10% stated interest, interest payable quarterly, unsecured. Due on demand, in default.	250,000	250,000

Promissory note to a stockholder, 18% stated interest, unsecured, due on demand.	30,000	-

Total	1,233,898	1,260,062

Less current maturities	(1,233,898)	(1,260,062)

Long-term portion of notes payable	$-	$-

In February 2008, the Company issued a 10%, three-year, $700,000 promissory note to an investor.  No interim principal payments are required, but accrued interest is due quarterly.  The investor also received five-year warrants to purchase up to 75,000,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share.  The Company determined that the warrants fell under derivative accounting treatment, and recorded the initial carrying value of a derivative liability equal to the fair value of the warrants at the time of issuance (See note 12).  At the same time, a discount equal to the face amount of the note was recorded, to be recognized ratably to interest expense.  Interest expense of $36,065 and $174,640 was accreted during the nine months ended September 30, 2011 and 2010, respectively.  A total of $700,000 has been accreted against the note as of September 30, 2011.  During the nine months ended September 30, 2011 and 2010, the Company repaid principal and interest totaling $59,000 and $0, respectively, through the issuance of shares of the Company’s common stock. The Company recognized a gain on the settlement of debt in the amount of $25,200 relating to the stock issuance. As of September 30, 2011, the balance of the note was $615,800.

In September 2011, the Company issued an 18%, forty-five-day, $30,000 promissory note to an investor. The principal balance included a $5,000 borrowing fee.

NOTE 8 - CONVERTIBLE DEBENTURES

Convertible Debentures consisted of the following as of September 30, 2011, and December 31, 2010:

	September 30,	December 31,
	2011	2010

Convertible debenture, 12% stated interest rate, secured by all of the Company’s assets, Due on December 31, 2011.	$620,137	$620,137

Convertible debenture, 12% stated interest rate, secured by all of the Company’s assets, Due on December 31, 2011.	1,500,000	1,500,000

Convertible debenture, 12% stated interest rate, secured by all of the Company’s assets, Due on December 31, 2011.	1,041,218	1,041,218

Total	3,161,355	3,161,355

Less current maturities	(3,161,355)	(3,161,355)

Long-term portion of convertible debentures	$-	$-

The convertible debentures and accrued interest are convertible into shares of the Company’s common stock at the lowest bid price for the 20 trading days prior to conversion.  As of December 31, 2010, the Company was in default on the all three convertible debentures.  On January 24, 2011, the Company entered into an Amended and Restated Forbearance Agreement which requires the Company to make payments according to the agreement.  The Company subsequently, defaulted under the terms of the agreement and the debenture holders are seeking their rights as secured creditors.

As of September 30, 2011, and December 31, 2010, the Company had accrued interest owed on the convertible debentures in the amount of $792,200 and $958,458, respectively.  The Company recorded interest expense of $283,742 and $283,742 for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the Company paid $450,000 of accrued interest on the debentures.  See Note 6 regarding the actions taken by the holder of the convertible debentures in connection with the Company’s noncompliance with the Amended and Restated Forbearance Agreement.

The Company determined that certain conversion features of the convertible debentures and accrued interest fell under derivative accounting treatment.  As of September 30, 2011, and December 31, 2010, the fair value of the conversion feature was determined to be $2,240,639 and $1,339,192, respectively.

NOTE 9 - FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet.  The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change.  The Company has estimated the fair value of these embedded derivatives using the Black-Scholes model.  The fair value of the derivative instruments is measured each quarter.  As of September 30, 2011, and December 31, 2010, the fair market value of the derivatives aggregated $2,289,552 and $1,412,646, respectively, using the following assumptions: term of between 0.25 – 4.25 years, estimated volatility of between 189.56% and 228.42% and a discount rate of between 0.02% and 0.96%.

NOTE 10 - FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one	Quoted market prices in active markets for identical assets or liabilities;

•	Level two	Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three	Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2011, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$2,289,552	$-	$2,289,552

Liabilities measured at fair value on a recurring basis at December 31, 2010, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$1,412,646	$-	$1,412,646

As further described in Note 9, the fair value of the derivative liability was determined using the Black-Scholes option-pricing model.

NOTE 11 - STOCKHOLDERS’ DEFICIT

CirTran stockholders’ deficit increased by $3,070,181 as a result of the net loss attributable to CirTran for the nine months ended September 30, 2011.  Noncontrolling interest in consolidated subsidiaries increased stockholders’ deficit by $1,761,522 for the nine months ended September 30, 2011, due to the operating losses of the noncontrolling subsidiary. The noncontrolling interest changed partially by  a $150,000 capital contribution from an investor in Playbev.

During the nine months ended September 30, 2011, the Company issued 96,329,366 shares of common for settlement of $179,494 in accrued liabilities, 184,000,000 shares for settlement of $824,300 in debt and short-term advances and 20,000,000 stock options valued at $26,001 in payment of accrued and future consulting expenses. These stock options were exercised for $2,000 and converted into common stock during the period.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of September 30, 2011, options to purchase a total of 59,200,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 60,000,000 can be issued.  As of September 30, 2011, options and share purchase rights to acquire a total of 42,960,000 shares of common stock had been issued from the 2008 Stock Option Plan, also, out of which a maximum of 60,000,000 can be issued.  The Company’s Board of Directors administers the plans and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, nonqualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

During September 2011, the Company issued 20,000,000 stock options from the 2008 Stock Option Plan, to a consultant, in settlement of accrued liabilities and future services. Proceeds from the sale of shares less selling cost are applied to outstanding payables. The Company had accrued a consulting expense of $7,853 as of September 30, 2011.The fair market value of the options aggregated $26,001, using the following assumptions: 1-month term, estimated volatility of 284.98% and a discount rate of 0.01%. These options were exercised and 20,000,000 shares of common stock were issued as of September 30, 2011.

Employee Options - During the nine months ended September 30, 2011 and 2010, the Company did not grant options to purchase shares of common stock to employees.

During the nine months ending September 30, 2011, the Company accrued for 22,400,000 employee options relating to the employment contract of the Company president, directors, and officers.  The fair market value of the options accrued aggregated $46,053, using the following assumptions: 5-year term, estimated volatility of between 167.47% and 174.19% and a discount rate of between 1.55% and 2.02%.

A summary of the stock option activity under the Plans as of September 30, 2011, and changes during the nine months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2010	40,800,000	$0.015	1.45	$-
Granted	20,000,000	$0.0001
Exercised	(20,000,000)	$0.0001
Expired	(3,000,000)	$0.0130
Outstanding at September 30, 2011	37,800,000	$0.0130	0.76	$-
Exercisable at September 30, 2011	37,800,000	$0.0130	0.76	$-

As of September 30, 2011 and December 31, 2010, the company had a total of 83,600,000 and 61,200,000 options not issued but accrued.

Warrants - On January 24, 2011, as part of the A&R Forbearance Agreement, a warrant to purchase 25,000,000 shares of common stock was issued to YA Global.  The warrant had an exercise price of $0.02 per share and vested immediately.

In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50.  All of these warrants were subject to adjustment in the event of a stock split.  Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there were warrants outstanding to purchase a total of 36,000,000 shares of common stock in connection with these transactions.  The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20%.  These warrants expired during the nine months ended September 30, 2011.

As of September 30, 2011, the Company also had outstanding and exercisable warrants issued in prior years to purchase 75,000,000 shares of the Company’s common stock related to a debt issuance at prices ranging from $0.02 to $0.50 per share and expire on February 28, 2013.  The Company had outstanding and exercisable warrants issued in prior years to purchase 6,000,000 shares of the Company’s common stock issued to a shareholder at a price of $0.0125 per share and an expiration date of April 5, 2012.

As of September 30, 2011, the Corporation had warrants that were subject to derivative accounting treatment, and are included as part of the company’s derivative liability.  The value of the derivative liability related to the warrants was $48,913 as of September 30, 2011 (see note 9).

NOTE 13 - SEGMENT INFORMATION

Segment information has been prepared in accordance with ASC 280-10, Disclosure about Segments of an Enterprise and Related Information.  The Company has four reportable segments: Electronics Assembly, Contract Manufacturing, Marketing and Media, and Beverage Distribution.  The Electronics Assembly segment manufactures and assembles circuit boards and electronic component cables. The Electronics Assembly segment recognized an income of  $711,578 due to a gain of $1,047,330 on the valuation of derivatives for the three months ended September 30, 2011. The Contract Manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements.  The Marketing and Media segment provides marketing services to online retailers, along with beverage development and promotional services to PlayBev.  The Beverage Distribution segment manufactures, markets, and distributes Playboy-licensed energy drinks domestically and internationally.  The Beverage Distribution segment continues to grow, and the distribution channels, across the country and internationally, continues to gain traction.  The Company anticipates this segment to become more significant in relation to overall Company operations.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company evaluates performance of each segment based on earnings or loss from operations.  Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Three Months Ended September 30, 2011
Sales to external customers	$-	$8,694	$-	$824,078	$832,772
Segment income (loss)	711,578	(41,543)	(5,604)	(1,590,351)	(925,920)
Segment assets	1,763,569	816,059	91,071	797,655	3,468,354
Depreciation and amortization	5,298	30,094	7,925	-	43,317

Three Months Ended September 30, 2010
Sales to external customers	$28,500	$9,724	$163,847	$1,530,954	$1,733,025
Segment income (loss)	151,746	(66,043)	(49,821)	(550,464)	(514,582)
Segment assets	2,850,506	1,063,319	669,782	2,472,811	7,056,418
Depreciation and amortization	93,008	64,446	5,842	-	163,296

Nine Months Ended September 30, 2011
Sales to external customers	$-	$86,042	$-	$2,827,555	$2,913,597
Segment income (loss)	(1,846,390)	(67,061)	(104,164)	(2,814,088)	(4,831,703)
Segment assets	1,763,569	816,059	91,071	797,655	3,468,354
Depreciation and amortization	20,291	115,720	16,071	-	152,082

Nine Months Ended September 30, 2010
Sales to external customers	$227,444	$37,278	$932,368	$4,632,637	5,829,727
Segment income (loss)	(394,952)	(183,724)	(122,234)	(1,898,992)	(2,599,902)
Segment assets	2,850,506	1,063,319	669,782	2,472,811	7,056,418
Depreciation and amortization	280,151	193,340	17,524	-	491,015

NOTE 14 - GEOGRAPHIC INFORMATION

The Company currently maintains $129,301 of capitalized tooling costs in China.  All other revenue-producing assets are located in the United States of America.  Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

NOTE 15 - VARIABLE INTEREST ENTITY

Consolidation of PlayBev - During the year ended December 31, 2007, the Company, through AfterBev, a 51% voting and 4% economic interest consolidated subsidiary, purchased a 50% ownership in PlayBev for $750,000.  As condition of the purchase, AfterBev was to develop an acceptable operating plan for PlayBev, procure a credit facility with a third party at prevailing market rates sufficient to fund PlayBev’s working capital needs, and provide a third party vendor to develop, manufacture,  and distribute the energy drink product.  Upon satisfactory completion of these events, AfterBev was granted an additional 1% ownership interest in PlayBev, bringing its total investment to 51%.  Certain participating rights held by the minority interest holders of PlayBev prevented it being consolidated with the Company under the majority ownership accounting guidance.  The Company was selected to develop, manufacture, and distribute the energy drinks as well as provide the credit facility to support the working capital needs of PlayBev.

Effective January 1, 2010, the Company adopted the new provisions under Generally Accepted Accounting Principles (“GAAP”), ASC 810-10, “Consolidation of Variable Interest Entities,” caused the Company to re-evaluate its involvement with PlayBev.  At year-end, the Company determined that it was the primary beneficiary of PlayBev, and that the assets, liabilities, and operations of PlayBev should be consolidated into its financial statements beginning January 1, 2010.

Included in the accompanying financial statements are the following assets and liabilities of PlayBev as of September 30, 2011, and December 31, 2010:

		Prepetition		Postpetition
		Liabilities		Liabilities

	September 30, 2011	September 30, 2011		September 30, 2011	December 31, 2010

Other Assets	$71,461				$361
Prepaid Royalty	-				500,000
Total Assets	$71,461				$500,361

Accrued Interest	$384,758	$319,954	(a)	$64,804	$266,129
Royalty Payable	604,594	552,200	(a)	52,394	552,150
Notes Payable to Shareholders	250,000	250,000	(a)	-	250,000
Total Liabilities	$1,239,352	$1,122,154		$117,198	$1,068,279

(a)
These balances include prepetition liabilities subject to compromise (See Notes 6 and 16). The Company also has intercompany receivables and payables of $9,316,513 that have been eliminated in consolidation.

The liabilities above include royalties payable under a license agreement with LIB-MP on beverage sales.

NOTE 16 - SUBSEQUENT EVENTS

YA Global - As of September 30, 2011, the Company and the Company’s subsidiaries that were parties to the January 2011 Forbearance agreement with YA (“the Subsidiaries”) were in default under that agreement.

On September 30, 2011, YA directed the Company and its Subsidiaries to assemble the collateral in order to enable YA to take possession of the collateral on or before October 6, 2011.  Following negotiations with YA, on October 4, 2011, YA, the Company, and the Subsidiaries entered into a letter agreement constituting a notice of taking possession of collateral (the “Possession Notice”) detailing the arrangements under which YA would take possession of the collateral on Monday, October 17, 2011.  In the possession notice, the Company and the Subsidiaries agreed that they would assemble the collateral at the Company’s principal business offices, in order to allow YA to take possession of the collateral at that time.  From the date YA takes possession of the collateral, all accounts receivable, collections, and other proceeds and products of the collateral will be held in trust by the Company and the Subsidiaries for YA.  Further, the Company and the Subsidiaries will forward all collections and other proceeds of the collateral, in the form received, to YA, unless YA otherwise consents and directs.  As part of the Possession Notice, the Company and the Subsidiaries again acknowledged the validity of the indebtedness to YA and that its possession of the collateral will not affect YA’s rights and remedies under the operative document, impair YA’s lien and security interest therein, or YA’s right to take other action to perfect possession of the collateral.

The Company and its subsidiaries have verbally agreed with YA to postpone the public auction foreclosure sale to a date to be determined in the future.  The parties further acknowledged and agreed that the January 24, 2011, forbearance agreement has been terminated and that the extension of the sale, does cure or waive any previous default, constitute an agreement by YA to forebear from exercising any of its rights, or waive, modify, or amend the terms of any agreement evidencing YA’s financing arrangements with the Company and its subsidiaries.  The Company agreed to pay $25,000 in connection with this agreement.  The parties are currently negotiating a formal forbearance agreement incorporating the terms of their October 18 letter agreement.  See Note 6 -  COMMITMENTS AND CONTINGENCIES: YA Global Forbearance Agreement.

PlayBev Bankruptcy - The management of Play Beverages, LLC (“PlayBev”), a consolidated entity of the Company, decided that reorganizing PlayBev as a debtor-in-possession under Chapter 11, of Title 11, of the United States Bankruptcy Code, was in the best interests of PlayBev, its creditors and its equity holders.  Accordingly, on August 12, 2011, PlayBev consented to the entry of an order for relief in the pending involuntary bankruptcy case that was filed against it, and immediately exercised its right under section 706(a) of the Bankruptcy Code to convert the case to a voluntary Chapter 11 case.  That same day, the court entered an Order for Relief under Chapter 11 based on PlayBev’s elections.  PlayBev is now a debtor-in-possession and intends to propose and confirm a plan of reorganization in the case. PlayBev has filed a motion asking the bankruptcy court to approve the appointment of Gil A. Miller as chief restructuring officer and his firm, Rocky Mountain Advisory LLC, as restructuring advisors.  Mr. Miller and his firm are acting in said capacities pending official court approval.

Under the direction of Mr. Miller, PlayBev continues to negotiate with its creditors and is formulating a plan of reorganization.  PlayBev also continues to negotiate with Playboy Enterprises International, Inc. regarding assumption of its Product License Agreement.  Recently, PlayBev entered into a stipulation with Playboy Enterprises International, Inc. to suspend all litigation between the parties while they explore the possibility of a mutually beneficial settlement of their disputes.  At this time, there are no motions or other matters that are scheduled for hearing.

Advanced Beauty Solutions, LLC - In connection with prior litigation between Advanced Beauty Solutions (“ABS”) and the Company, ABS had obtained judgments in favor of ABS and against the Company in the amount of $1,811,667 plus interest together with $35,000 in attorney fees.  On March 3, 2011, ABS brought a Motion for Order to Show Cause re Civil Contempt by the Company and CirTran Beverage Corp., CirTran Products Corp., CirTran Media Corp., and Iehab Hawatmeh, alleging that the Company had failed to make payments on ABS’s judgment in violation of the Court’s orders.  The court found that a basis exists to hold the Company, some of its subsidiaries, and Mr. Hawatmeh in contempt and set an evidentiary hearing for October 6, 2011, to determine whether to issue a contempt citation, which was deferred under a preliminary agreement that was incorporated into a forbearance agreement discussed below.

On or about October 17, 2011, the Company and ABS framed the basic terms of a possible resolution of disputes between them (the “ABS Resolution Terms”), whereby ABS would agree to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of the definitive documents reflecting the ABS Resolution Terms and the satisfaction of applicable conditions precedent.  The ABS Resolution Terms call for the Company to pay $7,500 per month for 48 consecutive months, commencing January 30, 2012, with the unpaid balance, as finally determined as provided below, due and payable on January 30, 2016.  No interest on the principal would accrue unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Resolution Terms.  In addition, the Company would stipulate to an additional judgment for attorney’s fees incurred in negotiating the ABS Resolution Terms and entering into the related definitive agreements and in related post-judgment collection efforts.  The obligation to pay $1,835,000 under the ABS Resolution Terms would be secured by an encumbrance on all of the assets of the Company, subject to the prior lien and encumbrance in favor of YA Global.

The principal amount of $1,835,000 due under the ABS Resolution Terms would be reduced by the greater of the amount of credit granted in the bankruptcy proceedings for the value of the intellectual property the Company previously conveyed to ABS and the amount received by ABS from the sale of such intellectual property to a third party during the term of the ABS Resolution Terms, plus the amount of any distribution to which the Company is entitled as a creditor of ABS, provided, however, that in no event shall the amount due under the ABS Resolution Terms be reduced below $90,000, which is the amount payable during the first 12 months under the ABS Resolution Terms.  ABS would enter into a subordination agreement satisfactory to YA Global subordinating the obligation under the ABS Resolution Terms in favor of the obligations and first-priority security interest of YA Global.  The Company would convey to ABS the trademarks and intellectual property previously conveyed by ABS to the Company.

The Company’s appeal of the approximately $1.8 million judgment would continue to determine, either in such appeal or on remand as the appeals court may determine, the amount of credit due the Company for the conveyance of the intellectual property.  Such determination would be conclusive.  Except for the determination of the fair market value of the intellectual property and any enforcement or collection proceedings that may be required under the ABS Resolution Terms, all litigation and disputes between ABS and its affiliates, on the one hand, and the Company and its affiliates, on the other hand, would be dismissed, including the pending order to show cause regarding contempt against the Company, its subsidiaries and Iehab Hawatmeh.

The Company would assign to ABS its creditor claim against the estate of ABS, to the extent of the balance due under the ABS Resolution Terms.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Resolution Terms would be paid to the Company.  The parties are negotiating definitive formal documents incorporating the ABS Resolution Terms. The arrangements with ABS are also subject to the negotiation of a subordination agreement between YA Global and ABS satisfactory to YA Global.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We conduct business through our subsidiaries and divisions: CirTran Beverage, CirTran USA, CirTran Asia, CirTran Products, CirTran Media Group, and CirTran Online.  CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we entered into with PlayBev, a consolidated variable interest entity, who holds the Playboy license.  Revenues from CirTran Beverages during the three months ended September 30, 2011 and 2010, amounted to 99% and 88% of total sales, respectively, and during the nine months ended September 30, 2011 and 2010, amounted to 97% and 79% of total sales, respectively.

CirTran USA accounted for 0% and 2% of our total revenues during the three months ended September 30, 2011 and 2010, respectively, and 0% and 4% of our total revenues during the nine months ended September 30, 2011 and 2010, respectively.  Revenues were generated by low-volume electronics assembly activities consisting primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Through CirTran Asia, we manufacture and distribute electronics, consumer products, and general merchandise to companies selling in international markets.  Royalty revenue was 1% and 1% of our total revenues during the three months ended September 30, 2011 and 2010, respectively and 3% and 1% of our total revenues during the nine months ended September 30, 2011 and 2010, respectively.

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.  Sales comprised zero percent of total sales for the three and nine months ended September 30, 2011 and 2010, respectively.  CirTran Media provides end-to-end services to the direct response and entertainment industries.  The company had no revenues relating to this subsidiary for the three and nine months ended September 30, 2011 and 2010.

CirTran Media provides end-to-end services to the direct response and entertainment industries. The company had no revenues relating to this subsidiary for the three and nine months ended September 30, 2011 and 2010.

CirTran Online sells products via the Internet, and provides services and support to Internet retailers.  In conjunction with our partner GMA, revenues from this division were 0% and 9% of total revenues for the three months ended September 30, 2011 and 2010, respectively, and 0% and 16% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements.  The fact that some of these risk factors may be the same or similar to our past reports filed with the SEC means only that the risks are present in multiple periods.  We believe that many of the risks are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are common in the industry does not lessen their significance.  The forward-looking Statements contained in this report, are made as of the date of this report and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in such forward-looking Statements.  We expressly disclaim any obligation or intention to update any forward-looking statement.

Results of Operations

Comparison of the three months ended September 30, 2011 and 2010 and nine months ended September 30, 2011 and 2010.

Sales and Cost of Sales

Net sales decreased to $832,772 for the three months ended September 30, 2011, as compared to $1,733,025 for the three months ended September 30, 2010.  Net sales decreased to $2,913,597 for the nine months ended September 30, 2011, as compared to $5,829,727 for the nine months ended September 30, 2010.  The decrease in income, we believe, is attributed mainly to several distributors who were unwilling to expand their territories, purchase new product, take existing product orders and/or pay monies currently owed to CirTran Beverage due to the uncertainty created by the litigation and/or communications from Playboy and/or its authorized agent. Long term, such uncertainty undermines brand recognition and market penetration, decreases sales, and limits marketing opportunities.

Cost of sales, including royalty expense, as a percentage of sales, increased to 86% from 48% for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, respectively, and increased to 73% from 70% for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, respectively.  Consequently, the gross profit margin decreased to 14% from 52%, for the three months ended September 30, 2011 and 2010, respectively and decreased to 27% from 30%, for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in gross profit margin were attributable to the significant decrease of sales and the shift in the sales mix of products and services experienced during 2011 as compared to 2010 and increases in product royalty expenses, which are included in the cost of sales.  The company shifted its focus to the manufacture and distribution of beverages. We anticipate that gross profit margins for CirTran Beverage will increase in the future as we increase our distribution of the Playboy energy drink beverages to both domestic and international markets.

The following charts present comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media and Beverage Distribution during the three and nine months ended September 30, 2011 and 2010.

Three Months Ended September 30:
Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Electronics Assembly	2011	$-	$-	$-	$-
	2010	28,500	-	-	28,500
Contract Manufacturing	2011	8,694	402	-	8,292
	2010	9,724	202	9,156	366
Marketing / Media	2011	-	-	-	-
	2010	163,847	155,653	-	8,194
Beverage Distribution	2011	824,078	192,876	522,316	108,886
	2010	1,530,954	122,606	552,492	855,856

Nine Months Ended September 30:
Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Electronics Assembly	2011	$-	$-	$-	$-
	2010	227,444	198,340	-	29,104
Contract Manufacturing	2011	86,042	1,136	-	84,906
	2010	37,278	(10,979)	34,356	13,901
Marketing / Media	2011	-	-	-	-
	2010	932,368	882,981	-	49,387
Beverage Distribution	2011	2,827,555	520,559	1,600,677	706,319
	2010	4,632,637	1,367,294	1,632,459	1,632,884

Selling, General, and Administrative Expenses

During the three months ended September 30, 2011, selling, general, and administrative expenses increased $658,581 and $473,466 for the three and nine months ended September 30, 2011, as compared to the same periods during 2010.  The increase was the result of reserving additional bad debt due to the uncertainty that was created due to the litigation with Playboy Enterprises and the significant legal expenses that were incurred in defense of the involuntary chapter 7 petition of Playbev (see part II, item 1 – legal proceedings) and to maintain the product license agreement with Playboy Enterprises International, Inc.  CirTran Beverages records products sales and costs on sales made directly to distributors and end customers, which sales provide a more favorable gross profit margin. We continue to reposition our business structure to take advantage of our core strengths.

Noncash Compensation Expense

Compensation expense in connection with accounting for options owed or granted to employees and consultants to purchase common stock was $26,001 for the three months ended September 30, 2011, as compared to $0 for the three months ended September 30, 2010, respectively, and $130,463 for the nine months ended September 30, 2011, as compared to $43,577 for the nine months ended September 30, 2010, respectively, as a result of $104,462 in employee stock options accrued for per the respective employment agreements and $26,001 in compensation to consultants in payment of outstanding payables and future services.

Other Income and Expense

Interest expense recorded in the Condensed Consolidated Statements of Operations combines both accretion expense and interest expense.  The combined interest expense for three months ended September 30, 2011, was $233,165 as compared to $296,780 for the three months ended September 30, 2010, a decrease of 21.4% and the combined interest expense for nine months ended September 30, 2011, was $737,677 as compared to $885,404 for the nine months ended September 30, 2010, a decrease of 16.7%.  The decrease in the combined interest expense was driven by the reduction in accretion, expense recorded for the three and nine months ended September 30, 2011.

We recorded a gain of $1,047,330 on our derivative valuation for the three months ending September 30, 2011, as compared to a gain of $30,385 recorded for the three months ended September 30, 2010.  We recorded a loss of $818,496 on our derivative valuation for the nine months ended September 30, 2011, as compared to a gain of $398,394 recorded for the nine months ended September 30, 2010.  The swing in the derivative valuation is primarily the result of factors relating to the differing debt levels of the underlying convertible securities, together with the varying market values of our common stock.

As a result of these factors, our overall net loss increased to $925,920 for the three months ended September 30, 2011, as compared to a net loss of $514,582 for the three months ended September 30, 2010.  The net loss attributable to the Company was $299,331 for the three months ended September 30, 2011, and a net loss of $626,589 was attributable to a noncontrolling equity interest in PlayBev.  Net loss increased to $4,831,703 for the nine months ended September 30, 2011, as compared to a net loss of $2,599,902 for the nine months ended September 30, 2010.  The net loss attributable to the Company was $3,070,181 for the nine months ended September 30, 2011, and a net loss of $1,761,522 was attributable to a noncontrolling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues.  Our accumulated deficit was $45,040,089 at September 30, 2011, and $41,969,908 at December 31, 2010.  Net loss for the nine months ended September 30, 2011, was $4,831,703 as compared to $2,599,902 for the nine months ended September 30, 2010.  Our current liabilities exceeded our current assets by $24,640,767 as of September 30, 2011, and by $21,140,941 as of December 31, 2010.  For the nine months ended September 30, 2011, we experienced negative cash flows from operating activities of $780,312 and a negative cash flows of $138,047 for the nine months ended September 31, 2010.

Cash

The amount of cash used in operating activities during the nine months ended September 30, 2011 increased by $808,536, driven primarily by reduced sales, an increase in prepaid expenses and decrease in accrued liabilities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $141,232 during the nine months ended September 30, 2011.  We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.  The company eliminates the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a Variable Interest Entity (“VIE”).

Accounts Payable and Accrued Liabilities

During the nine months ended September 30, 2011, accounts payable, accrued liabilities and short-term debt increased $1,300,113 to a combined balance of $15,570,709.  The increase was driven primarily by a decrease of $125,495 of short-term advances and an increase of $1,425,608 in accounts payable and accrued liabilities.  At September 30, 2011, we owed $614,250 to the President of the Company and a board member for manager fees relating to PlayBev.

Liquidity and Financing Arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations.  We had an accumulated deficit of $45,040,089 along with a total stockholders’ deficit of $22,761,705, at September 30, 2011.  In addition, we have used, rather than provided, cash in our operations for the nine months ended September 30, 2011 of $780,312. During the nine months ended September 31, 2010 we used $138,047 in cash from operations.  During the nine months ended September 30, 2011, our monthly operating costs and interest expense averaged approximately $555,000 per month.

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

Convertible Debentures

Highgate House Funds, Ltd. - In May 2005, the Company entered into an agreement with Highgate, to issue a $3,750,000, 5% Secured Convertible Debenture (the “Debenture”).  The Debenture was originally due December 2007, and is secured by all of the Company’s assets.  Highgate extended the maturity date of the Debenture to December 31, 2008.  As of January 1, 2008, the interest rate increased to 12%.  On August 11, 2009, the Company and YA Global, an assignee of Highgate, entered into a forbearance agreement and related agreements.  The Company agreed to repay the Company’s obligations under the Debentures per an agreed schedule.  Subsequently, the Company defaulted on its payment obligation.  However, in January 2011, the Company and YA Global entered into an amended and restated forbearance agreement, described below.

Accrued interest was originally payable at the time of maturity or conversion.  Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest.  The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85% of the lowest closing bid price of the Company’s common stock during the ten trading days prior to the payment day.  Accrued interest of $70,000 was paid during the nine months ended September 30, 2011.  Interest accrued during the nine months ended September 30, 2011, totaled $55,659.  The balance of accrued interest owed at September 30, 2011, was $65,058.

On January 24, 2011, the Company, and YA Global Investments finalized an amended and restated forbearance agreement (the “January A&R Forbearance Agreement”) and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors.  The January A&R Forbearance Agreement was dated as of January 7, 2011, but the final conditions for closing were met on January 24, 2011.

The Company and certain of its subsidiaries, which also guaranteed the Company’s obligations (the “Guarantors” and collectively with the Company, the (“Obligors”) agreed to waive any claims against YA, and released any such claims the Obligors may have had.  The Obligors also ratified their respective obligations under the Financing Documents, and agreed to the satisfaction of certain conditions precedent, including the following: payment of certain funds to YA at the time of execution of the January A&R Forbearance Agreement; the entry by Iehab Hawatmeh, President of the Company, into a Guaranty Agreement and a Pledge Agreement (both discussed in Note 6); the entry into a Ratification and Joinder Agreement by the Obligors (discussed below); the execution of a confession of judgment in a litigation matter between YA, the Company, and Katana Electronics, LLC (“Katana”); and the delivery of a new warrant (the “Warrant”) to YA (see Note 6).

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

During 2006, Highgate converted $1,000,000 of Debenture principal and accrued interest into a total of 37,373,283 shares of common stock.  During 2007, Highgate converted $1,979,864 of Debenture principal and accrued interest into a total of 264,518,952 shares of common stock.  During the year ended December 31, 2008 Highgate converted $350,000 of debenture principle into a total of 36,085,960 shares of common stock.  The carrying value of the Debenture as of September 30, 2011 remained $620,136.  The fair value of the derivative liability stemming from the debenture’s conversion feature was determined to be $388,327 as of September 30, 2011.

YA Global December 2005 Debenture - In December 2005, the Company entered into an agreement with YA Global to issue a $1,500,000, 5% Secured Convertible Debenture (the “December Debenture”).  The December Debenture was originally due July 30, 2008, and has a security interest in all the Company’s assets, subordinate to the Highgate security interest.  YA Global also agreed to extend the maturity date of the December Debenture to December 31, 2008.  As of January 1, 2008, the interest rate was increased to 12%.  The Company agreed to repay the Company’s obligations under the Debentures per an agreed schedule.

Accrued interest was originally payable at the time of maturity or conversion.  Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest.  The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85% of the lowest closing bid price of the Company’s common stock during the ten trading days prior to the payment day.  Accrued interest of $380,000 was paid during the nine months ended September 30, 2011.  Interest accrued during the nine months ended September 30, 2011, totaled $134,630.  The balance of accrued interest owed at September 30, 2011, was $100,483.

As noted above, on January 24, 2011, the Company, and YA Global Investments entered into the January A&R Forbearance Agreement, discussed above.

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

As of September 30, 2011, YA Global had not converted any of the December Debenture into shares of the Company’s common stock.  As a result, the carrying value of the debenture as of September 30, 2011, remains $1,500,000.  The fair value of the derivative liability stemming from the December Debenture’s conversion feature as of September 30, 2011, was determined to be $907,058.

YA Global August, 2006 Debenture - In August 2006, the Company entered into another agreement with YA Global relating to the issuance by the Company of another 5% Secured Convertible Debenture, due in April 2009, in the principal amount of $1,500,000 (the “August Debenture”).

Accrued interest was originally payable at the time of maturity or conversion.  Per the Forbearance Agreement, the scheduled payments are to be applied first to outstanding accrued interest.  The Company may, at its option, elect to pay accrued interest in cash or shares of our common stock, with the conversion price to be used to determine the number of shares of common stock being equal to 85% of the lowest closing bid price of the Company’s common stock during the ten trading days prior to the payment day.  Interest accrued during the nine months ended September 30, 2011, totaled $93,453.  The balance of accrued interest owed at December 31, 2011, was $533,206.

As noted above, on January 24, 2011, the Company, and YA Global Investments entered into the January A&R Forbearance Agreement, discussed above.

In connection with the August Debenture, the Company also agreed to grant to YA Global warrants (the “Warrants”) to purchase up to an additional 15,000,000 shares of our common stock.  The Warrants had an exercise price of $0.06 per share, and originally were to expire three years from the date of issuance.  The Warrants also provide for cashless exercise if at the time of exercise there is not an effective registration statement or if an event of default has occurred.  As a result of the May 2007 1.2-for 1 forward stock split, the effective number of outstanding warrants increased to 18,000,000.  In connection with the Forbearance Agreement, the term of the warrants was extended to August 23, 2010 and have since expired.

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

YA Global chose to convert $117,622 of the convertible debenture into 72,710,337 shares of common stock during the year ended December 31, 2009.  As of September 30, 2011, the carrying value of the August Debenture was $1,041,218.  The fair value of the derivative liability arising from the August Debenture’s conversion feature was $945,253 as of September 30, 2011.

In connection with the issuance of the August Debenture, fees of $135,000, withheld from the proceeds, were capitalized and are being amortized over the life of the August Debenture.

Events of Termination under January A&R Forbearance Agreement

On July 22, 2011, YA Global filed a motion in the ABS lawsuit (discussed below under “Legal Proceedings”), seeking an order clarifying its position with respect to ABS and staying enforcement of that court’s order that CirTran pay approximately $35,000 in legal fees to ABS.  In its motion, YA Global gave notice that it intended to conduct a secured party’s public auction of all of CirTran’s assets.  Also on July 22, 2011, in a letter written to the Company and filed with YA Global’s motion (the “Instruction Letter”), YA Global informed the Company that one or more “Events of Termination (as defined in the January A&R Forbearance Agreement) had occurred, and that as a result, YA Global had declared that all of the Company’s obligations under the January A&R Forbearance Agreement and the Debentures had been accelerated and was due and owing.  Further, YA Global stated that it intended to commence action to collect on the obligations of the Company.  YA Global instructed the Company to assemble the assets.

At a hearing held on August 3, 2011, on YA Global’s motion to stay enforcement, YA Global noted that the date of the proposed secured party’s public auction was August 30, 2011.  Additionally, on August 3, 2011, YA Global tendered to the Company Notifications of Disposition of Collateral (the “UCC Notifications”), giving notice of the date of the proposed sale of assets on August 30, 2011.

At the hearing, the court denied YA Global’s motion to stay the payment of attorneys’ fees by the Company.

Subsequently, YA Global, the Company, and the Company’s subsidiaries that were parties to the January A&R Forbearance Agreement (the “Subsidiaries”) entered into an agreement (the “Letter Agreement”) whereby YA Global agreed to rescind the Instruction Letter and the UCC Notifications, The Company and YA Global further agreed that YA Global’s agreement to forbear enforcement under the A&R Forbearance Agreement was terminated, and that the rescission of the UCC Notifications and the Instruction Letter did not constitute a waiver of any of YA Global’s rights, and that Company and the Subsidiaries remain responsible for all obligations under the A&R Forbearance Agreement.

On September 30, 2011, YA directed the Company and its Subsidiaries to assemble the collateral in order to enable YA to take possession of the collateral on or before October 6, 2011.  Following negotiations with YA, on October 4, 2011, YA, the Company, and the Subsidiaries entered into a letter agreement constituting a notice of taking possession of collateral (the “Possession Notice”) detailing the arrangements under which YA would take possession of the collateral on Monday, October 17, 2011.  In the possession notice, the Company and the Subsidiaries agreed that they would assemble the collateral at the Company’s principal business offices, in order to allow YA to take possession of the collateral at that time.  From the date YA takes possession of the collateral, all accounts receivable, collections, and other proceeds and products of the collateral will be held in trust by the Company and the Subsidiaries for YA.  Further, the Company and the Subsidiaries will forward all collections and other proceeds of the collateral, in the form received, to YA, unless YA otherwise consents and directs.  As part of the Possession Notice, the Company and the Subsidiaries again acknowledged the validity of the indebtedness to YA and that its possession of the collateral will not affect YA’s rights and remedies under the operative document, impair YA’s lien and security interest therein, or YA’s right to take other action to perfect possession of the collateral.

The Company and its subsidiaries have verbally agreed with YA to postpone the public auction foreclosure sale to a date to be determined in the future.  The parties further acknowledged and agreed that the January 24, 2011, forbearance agreement has been terminated and that the extension of the sale, does cure or waive any previous default, constitute an agreement by YA to forebear from exercising any of its rights, or waive, modify, or amend the terms of any agreement evidencing YA’s financing arrangements with the Company and its subsidiaries.  The Company agreed to pay $25,000 in connection with this agreement.  The parties are currently negotiating a formal forbearance agreement incorporating the terms of their October 18 letter agreement.  See Note 6 -  COMMITMENTS AND CONTINGENCIES: YA Global Forbearance Agreement.

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

We signed an Assignment and Exclusive Services Agreement with GMA, a related party, whereby revenues and all associated performance obligations under GMA’s web-hosting and training contracts were assigned to us.  Accordingly, this revenue is recognized in our financial statements when it is collected, along with our revenue of CirTran Online Corporation.

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

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment.  We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically 5 to 7 years.  Amortization expense was $6,636 and $111,114 for the three months ended September 30, 2011 and 2010, respectively, and was $19,906 and $333,341 for the nine months ended September 30, 2011 and 2010, respectively.

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

Registration Payment Arrangements - A registration payment arrangement is an arrangement where (a) we have agreed to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; and/or (b) we will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if we fail to meet those requirements.  When we issue an instrument coupled with these registration payment requirements, we estimate the amount of consideration likely to be paid under the agreement, and offsets such amount against the proceeds of the instrument issued.  The estimate is then reevaluated at the end of each reporting period, and any changes recognized as a registration penalty in the results of operations.  As further described in Note 6 to the consolidated financial statements, we have instruments that contain registration payment arrangements.  We consider probability of payment under the terms of the agreements to be remote.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011.  Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2011, due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, had not been remediated as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to numerous material legal proceedings, as discussed in its annual report on Form 10-K for the year ended December 31, 2010, and its quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2011.  The Company is a party to following material legal proceedings that have been initiated or terminated, or in which there have been material developments, during the quarter or thereafter.

Advanced Beauty Solutions, LLC v. CirTran Corporation, Case No. 1:08-ap-01363-GM.  In connection with prior litigation between Advanced Beauty Solutions (“ABS”) and the Company, ABS claimed nonperformance by the Company and filed an adversary proceeding in ABS’s bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, and San Fernando Valley Division.  On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against the Company in the amount of $1,811,667 plus interest.  On September 11, 2009, the Bankruptcy Court denied the Company’s motion to set aside the judgment.  As of the date of this report, ABS is pursuing collection efforts on this judgment.

On September 8, 2010, the Company executed an Assignment of Copyrights, thereby assigning the Company’s Copyright Registration No. TX-6-064-955, Copyright Registration No. TX-6-064-956, and Copyright to the True Ceramic Pro - Live Ops (TCPS) infomercial and related master tapes (collectively the “Copyrights”) to ABS.  The Company assigned and transferred the Copyrights without reservation or exclusion, making ABS the owner of the Copyrights.  On February 23, 2011, the Company filed a Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts, requesting that the Court determine that the Company’s assignment of the Copyrights resulted in full satisfaction of the ABS judgment.  On March 3, 2011, ABS brought a Motion for Order to Show Cause re Civil Contempt by the Company and CirTran Beverage Corp., CirTran Products Corp., CirTran Media Corp., and Iehab Hawatmeh, alleging that the Company had failed to make payments on ABS’s judgment in violation of the Court’s orders.

On April 6, 2011, the Court held a hearing on (1) the Company’s Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts; and (2) ABS’s Motion for an Order to Show Cause re Civil Contempt.  The Court denied the Company’s Motion to declare the judgment fully satisfied, and granted ABS’s motion but did not hold the Company in civil contempt.  The Court set a hearing on the motion for the Order to Show Cause for July 8, 2011, regarding the Company’s compliance with collection orders, which the parties stipulated should be postponed until August 3, 2011.  The parties attended a mediation of the case on July 11, 2011, but no formal settlement resulted.  The court found that a basis exists to hold the Company, some of its subsidiaries, and Mr. Hawatmeh in contempt and set an evidentiary hearing for October 6, 2011, to determine whether to issue a contempt citation.  As of the date of this Report, the Company had appealed the denial of the motion to declare the judgment satisfied, and was reviewing its options with respect to how to proceed. The company did not consider it necessary to accrue for a potential loss because it is unable to determine the amount and it believes the event of a material loss is unlikely.

Advanced Beauty Solutions, LLC - In connection with prior litigation between Advanced Beauty Solutions (“ABS”) and the Company, ABS had obtained judgments in favor of ABS and against the Company in the amount of $1,811,667 plus interest together with $35,000 in attorney fees.  On March 3, 2011, ABS brought a Motion for Order to Show Cause re Civil Contempt by the Company and CirTran Beverage Corp., CirTran Products Corp., CirTran Media Corp., and Iehab Hawatmeh, alleging that the Company had failed to make payments on ABS’s judgment in violation of the Court’s orders.  The court found that a basis exists to hold the Company, some of its subsidiaries, and Mr. Hawatmeh in contempt and set an evidentiary hearing for October 6, 2011, to determine whether to issue a contempt citation, which was deferred under a preliminary agreement that was incorporated into a forbearance agreement discussed below.

On or about October 17, 2011, the Company and ABS framed the basic terms of a possible resolution of disputes between them (the “ABS Resolution Terms”), whereby ABS would agree to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of definitive documents reflecting the ABS Resolution Terms and the satisfaction of applicable conditions precedent.  The ABS Resolution Terms call for the Company to pay $7,500 per month for 48 consecutive months, commencing January 30, 2012, with the unpaid balance, as finally determined as provided below, due and payable on January 30, 2016.  No interest on the principal would accrue unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Resolution Terms.  In addition, the Company would stipulate to an additional judgment for attorney’s fees incurred in negotiating the ABS Resolution Terms and entering into the related definitive agreements and in related post-judgment collection efforts.  The obligation to pay $1,835,000 under the ABS Resolution Terms would be secured by an encumbrance on all of the assets of the Company, subject to the prior lien and encumbrance in favor of YA Global.

The principal amount of $1,835,000 due under the ABS Resolution Terms would be reduced by the greater of the amount of credit granted in the bankruptcy proceedings for the value of the intellectual property the Company previously conveyed to ABS and the amount received by ABS from the sale of such intellectual property to a third party during the term of the ABS Resolution Terms, plus the amount of any distribution to which the Company is entitled as a creditor of ABS, provided, however, that in no event shall the amount due under the ABS Resolution Terms be reduced below $90,000, which is the amount payable during the first 12 months under the ABS Resolution Terms.  ABS would enter into a subordination agreement satisfactory to YA Global subordinating the obligation under the ABS Resolution Terms in favor of the obligations and first-priority security interest of YA Global.  The Company would convey to ABS the trademarks and intellectual property previously conveyed by ABS to the Company.

The Company’s appeal of the approximately $1.8 million judgment would continue to determine, either in such appeal or on remand as the appeals court may determine, the amount of credit due the Company for the conveyance of the intellectual property.  Such determination would be conclusive.  Except for the determination of the fair market value of the intellectual property and any enforcement or collection proceedings that may be required under the ABS Resolution Terms, all litigation and disputes between ABS and its affiliates, on the one hand, and the Company and its affiliates, on the other hand, would be dismissed, including the pending order to show cause regarding contempt against the Company, its subsidiaries and Iehab Hawatmeh.

The Company would assign to ABS its creditor claim against the estate of ABS, to the extent of the balance due under the ABS Resolution Terms.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Resolution Terms would be paid to the Company.  The parties are negotiating definitive formal documents incorporating the ABS Resolution Terms. The arrangements with ABS are also subject to the negotiation of a subordination agreement between YA Global and ABS satisfactory to YA Global.

YA Global Investments, LP v. CirTran Corporation, Third Judicial District Court of Salt Lake County, State of Utah, case no. 100911400.  On January 24, 2011, the Company entered into a Forbearance Agreement with YA Global Investments, LP (“YA”), including a confession of judgment in favor of YA.  On February 23, 2011, the court entered judgment based on the confession of judgment against the Company in the amount of $3,161,354 in principal, plus $825,858 in interest.

On July 22, 2011, YA Global filed a motion in the ABS lawsuit (discussed above), seeking an order clarifying its position with respect to ABS and staying enforcement of that court’s order that CirTran pay approximately $35,000 in legal fees to ABS.  In its motion, YA Global gave notice that it intended to conduct a secured party’s public auction of all of CirTran’s assets.  Also on July 22, 2011, in a letter written to the Company and filed with YA Global’s motion (the “Instruction Letter”), YA Global informed the Company that one or more “Events of Termination (as defined in the January A&R Forbearance Agreement) had occurred, and that as a result, YA Global had declared that all of the Company’s obligations under the January A&R Forbearance Agreement and the Debentures had been accelerated and was due and owing.  Further, YA Global stated that it intended to commence action to collect on the obligations of the Company.  YA Global instructed the Company to assemble the assets.

At a hearing held on August 3, 2011, on YA Global’s motion to stay enforcement, YA Global noted that the date of the proposed secured party’s public auction was August 30, 2011.  Additionally, on August 3, 2011, YA Global tendered to the Company Notifications of Disposition of Collateral (the “UCC Notifications”), giving notice of the date of the proposed sale of assets on August 30, 2011.

At the hearing, the court denied YA Global’s motion to stay the payment of attorneys’ fees by the Company.

Subsequently, YA Global, the Company, and the Company’s subsidiaries that were parties to the January A&R Forbearance Agreement (the “Subsidiaries”) entered into an agreement (the “Letter Agreement”) whereby YA Global agreed to rescind the Instruction Letter and the UCC Notifications, The Company and YA Global further agreed that YA Global’s agreement to forbear enforcement under the January A&R Forbearance Agreement was terminated, and that the rescission of the UCC Notifications and the Instruction Letter did not constitute a waiver of any of YA Global’s rights, and that Company and the Subsidiaries remain responsible for all obligations under the January A&R Forbearance Agreement.

On September 30, 2011, YA directed the Company and its Subsidiaries to assemble the collateral in order to enable YA to take possession of the collateral on or before October 6, 2011.  Following negotiations with YA, on October 4, 2011, YA, the Company, and the Subsidiaries entered into a letter agreement constituting a notice of taking possession of collateral (the “Possession Notice”) detailing the arrangements under which YA would take possession of the collateral on Monday, October 17, 2011.  In the possession notice, the Company and the Subsidiaries agreed that they would assemble the collateral at the Company’s principal business offices, in order to allow YA to take possession of the collateral at that time.  From the date YA takes possession of the collateral, all accounts receivable, collections, and other proceeds and products of the collateral will be held in trust by the Company and the Subsidiaries for YA.  Further, the Company and the Subsidiaries will forward all collections and other proceeds of the collateral, in the form received, to YA, unless YA otherwise consents and directs.  As part of the Possession Notice, the Company and the Subsidiaries again acknowledged the validity of the indebtedness to YA and that its possession of the collateral will not affect YA’s rights and remedies under the operative document, impair YA’s lien and security interest therein, or YA’s right to take other action to perfect possession of the collateral.

The Company and its subsidiaries have verbally agreed with YA to postpone the public auction foreclosure sale to a date to be determined in the future.  The parties further acknowledged and agreed that the January 24, 2011, forbearance agreement has been terminated and that the extension of the sale, does cure or waive any previous default, constitute an agreement by YA to forebear from exercising any of its rights, or waive, modify, or amend the terms of any agreement evidencing YA’s financing arrangements with the Company and its subsidiaries.  The Company agreed to pay $25,000 in connection with this agreement.  The parties are currently negotiating a formal forbearance agreement incorporating the terms of their October 18 letter agreement.  See Note 6 -  COMMITMENTS AND CONTINGENCIES: YA Global Forbearance Agreement.

PlayBev Bankruptcy - On August 12, 2011, PlayBev consented to the entry of an order for relief in the pending involuntary bankruptcy case that was filed against it, and immediately exercised its right under section 706(a) of the Bankruptcy Code to convert the case to a voluntary Chapter 11 case.  That same day, the court entered an Order for Relief under Chapter 11 based on PlayBev’s elections.  PlayBev is now a debtor-in-possession and intends to propose and confirm a plan of reorganization in the case. PlayBev has filed a motion asking the bankruptcy court to approve the appointment of Gil A. Miller as chief restructuring officer and his firm, Rocky Mountain Advisory LLC, as restructuring advisors.  Mr. Miller and his firm are acting in said capacities pending official court approval.

Under the direction of Mr. Miller, PlayBev continues to negotiate with its creditors and is formulating a plan of reorganization.  PlayBev also continues to negotiate with Playboy Enterprises International, Inc. regarding assumption of its Product License Agreement.  Recently, PlayBev entered into a stipulation with Playboy Enterprises International, Inc. to suspend all litigation between the parties while they explore the possibility of a mutually beneficial settlement of their disputes.  At this time, there are no motions or other matters that are scheduled for hearing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As set forth in Note 6 to the financial statements, the Company is in default under Convertible Debentures due YA Global with an outstanding principal balance of $3,161,355 as of September 30, 2011.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

On August 11, 2011, the Company held its 2011 Annual Meeting of Shareholders.  The Company has disclosed the results of voting on the matters presented before the meeting in a Current Report on Form 8-K filed with the Commission on August 18, 2011.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3
3.3	Articles of Amendment to Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed August 16, 2011.

3.4	Amended and Restated Bylaws	Incorporated by reference from the Current Report on Form 8-K filed August 16, 2011.

Item 10	Material Contracts
10.32	Letter Agreement dated August 12, 2011, with YA Global Investments, L.P.	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 18, 2011

10.33	YA Global Investments, L.P., Notice of Taking Possession of Collateral letter agreement dated October 4,2011	This filing.

10.34	YA Global Investments, L.P., Letter Agreement dated October 18,2011, re: Secured Party’s Sale Scheduled for October 19, 2011	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	This filing.

Item 101	Interactive Data File
101.ins	XBRL Instance	Attached

101.xsd	XBRL Schema	Attached

101.cal	XBRL Calculation	Attached

101.def	XBRL Definition	Attached

101.lab	XBRL Label	Attached

101.pre	XBRL Presentation	Attached
_______________
*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.  Omitted numbers in the sequence refer to documents previously filed as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

CIRTRAN CORPORATION
(Registrant)

Date: November 21, 2011	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)