Form 10-K
period 2011-12-31
CIRTRAN CORP
filed 2012-04-16
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED [DECEMBER 31, 2011]
Commission File Number 000-49654

CirTran Corporation
(Exact name of registrant as specified in its charter)

Nevada	68-0121636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4125 South 6000 West
West Valley City, Utah	84128
(Address of principal executive offices)	(Zip Code)
(801) 963-5112
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2011, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $4,126,020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 29, 2012, issuer had 1,839,302,289 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included in this report are made only as of the date of this report.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

•	We may be deemed to be insolvent and may face liquidation.
•	The auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.
•
Our ability to continue energy drink distribution, our principal source of revenue, is subject to interruption or termination because of PlayBev’s ongoing Chapter 11 reorganization proceedings and disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks.

•	Our interest in PlayBev may be diluted if we raise capital to fund expansion of our energy drink distribution segment.
•
All of our assets are encumbered to secure the payment of an aggregate of $5.9 million in indebtedness that requires substantial monthly payments, and our default could result in the loss of all of our assets.

•	We are parties to numerous lawsuits that require significant management attention and funds for attorney’s fees and subject to risk of damages.
•	We will require substantial amounts of additional capital from external sources.
•	Any substantial increase in sales will require skilled management of growth.
•	We cannot predict the impact on our activities of the current economic crises.
•	We are authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.
•	Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.
•
The factors set forth under “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operation” and other factors that are not currently known to us that may emerge from time to time.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated.  Actual events or results may differ materially from those discussed in the forward-looking statements.  The forward-looking statements included in this report are made only as of the date of this report.

PART I

ITEM 1.  BUSINESS

INTRODUCTION AND OVERVIEW

We manufacture, market, and distribute internationally an energy drink under a license, now in dispute, with Playboy Enterprises, Inc., or Playboy, and in the U.S., we provide a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs (original equipment manufacturers) in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries.  Our services include pre-manufacturing, manufacturing, and post-manufacturing services.  Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing.

We are engaged in the following business segments.

Beverage Distribution (96% and 85% of total revenue during 2011 and 2010, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.

Contract Manufacturing (4% and 1% of total revenue during 2011 and 2010, respectively)

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets.

Marketing and Media (0% and 12% of total revenue during 2011 and 2010, respectively)

CirTran Online sells products via the Internet and provides services and support to Internet retailers.

CirTran Media provides end-to-end services to the direct-response and entertainment industries.

Electronics Assembly (0% and 2% of total revenue during 2011 and 2010, respectively)

CirTran Corporation (“CirTran USA”) provides low-volume electronics assembly activities consisting primarily of placing and attaching electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

During 2011, our activities were significantly restrained by the necessity to devote priority to efforts to obtaining the forbearance of our principal secured and judgment creditors, seeking to resolve disputes respecting the PlayBev license to market Playboy-licensed energy drinks, defending the numerous lawsuits to which we are a party, and obtaining additional capital.  Disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks impaired our ability to establish new distributors, damaged our relationships with existing distributors, and depressed revenues.  All of our activities during the year, as in previous years, were adversely affected by our severe shortages of working capital and cash.

References to “us,” “we,” and “our” and correlative terms refer to CirTran Corporation and the subsidiaries and divisions through which we conduct our activities.

PRIMARY PRODUCTS AND SERVICES

Beverage Distribution -- CirTran Beverage

In May 2007, we incorporated CirTran Beverage to arrange for the manufacture, marketing, and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels.  We also entered into an agreement with Play Beverages, LLC, or PlayBev, a related Delaware limited liability company and the licensee under a product licensing agreement with Playboy to market, manufacture, and distribute energy drinks and beverages under its brand name.  Under the terms of the PlayBev agreement, we are to provide the initial development and promotional services to PlayBev, which will collect from us a royalty based on product sales and manufacturing costs once licensed product distribution commences.  As part of our efforts to finance the initial development and marketing of the Playboy energy drink, we and other investors formed AfterBev, a majority owned subsidiary organized in California.  Effective January 1, 2010, PlayBev was required to be consolidated into our financial statements as a variable interest entity.

Regular and sugar-free versions of the Playboy energy drink, in 8.4 and 16 ounce cans, have been developed.  We currently have sales and distribution networks in 65 countries throughout Europe, Africa, Australia, the Pacific, and the Middle East, and we anticipate continued growth in 2012, if the dispute over the license with Playboy is resolved by reaching a new license agreement.  Energy drink sales and royalties in 2011 and 2010 accounted for 96% and 85% of total sales, respectively.

 Our net sales and assets by geographic area are as follows:

	Revenues
	2011	2010
United States of America	$772,816	$2,061,893
Canada	172,260	-
Eastern Europe	329,600	1,468,400
Russia	-	964,800
West Africa	-	1,476,003
South America	1,042,539	-
Western Europe	747,223	-
Other	-	3,073,806
	$3,064,438	$9,044,902

As discussed in detail in Item 3. Legal Proceedings, in April 2011, creditors filed an involuntary bankruptcy petition against PlayBev.  Thereafter, this proceeding was converted into a Chapter 11 reorganization proceeding, with PlayBev acting as debtor-in-possession.  Playboy initially sought to terminate its product license agreement with PlayBev, but thereafter stipulated to suspend further proceedings pending the exploration of settlement.  PlayBev is seeking a settlement that would enable it to continue to market worldwide Playboy-licensed nonalcoholic energy drinks, subject to annual minimum royalties during the following five years, beginning at $2.0 million and escalating to $3.0 million, with the payment of a portion of the royalty obligation assured through our posting of an irrevocable letter of credit.  PlayBev would also seek Playboy’s agreement not to circumvent PlayBev’s licensed rights by directly approaching its distributors and downstream marketing channels for so long as it meets its financial obligations to Playboy.  We cannot assure that PlayBev will be able to negotiate a settlement with Playboy or predict the terms that may be negotiated.  We anticipate that any settlement reached will require PlayBev to obtain substantial amounts of new capital in order to implement and take advantage of such settlement.  We will be principally responsible for managing such funding effort.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources.

If the Playboy licensing dispute is not resolved satisfactorily to us through a negotiated settlement or litigation in the PlayBev Chapter 11 reorganization proceeding, PlayBev would be required to terminate its beverage distribution activities, which are currently the principal source of our revenues. In March 2012, Playboy and PlayBev extended the license through July 31, 2012 to allow them time to negotiate a potential new licensing agreement.

The Playboy energy drink and other products we are developing are part of a growing market segment of the beverage industry known as the “new age” or alternative beverage industry.  This beverage category includes noncarbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored, and enhanced) and sodas that are considered natural, sparkling juices, and flavored sparkling beverages.

The new age beverage industry is still expanding.  According to Beverage Digest, a trade publication covering the nonalcoholic beverages industry, caffeinated energy drinks have become the fastest-growing sector of the $93 billion domestic beverage industry. We believe this industry is growing due to current attention to new brands, non-coffee drinkers, and people interested in health and fitness.  By directing products to specific groups, such as extreme sports enthusiasts, energy drinks target consumer groups made up primarily of male teenagers and young people in their 20s.

Depending on the outcome of the PlayBev disputes with Playboy as discussed above, as we continue to market our Playboy energy drink and introduce other licensed products, we will compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of which also distribute other beverage brands.  Our energy drink products compete with all nonalcoholic beverages.  Most of the competing products are marketed by companies with substantially greater financial resources than we have.  We also compete with regional beverage producers and “private label” soft drink suppliers.  We believe that our leading energy drink competitors are Red Bull and Monster.

Contract Manufacturing -- CirTran Products and CirTran - Asia

CirTran Products pursues contract-manufacturing relationships in the domestic consumer products markets, including products in areas such as home/garden, kitchen, health/beauty, toys, licensed merchandise, and apparel for film, television, sports, and other entertainment properties.  Licensed merchandise and apparel are defined as items that bear the image, likeness, or logo of a product or a person, such as a well-known celebrity, that are sold or advertised to the public.  Licensed merchandise and apparel are sold and marketed in the entertainment and sports franchise industries.  We have concentrated our product development efforts into three areas: home and kitchen appliances, beauty products, and licensed merchandise.  We anticipate that these products will be introduced into the market either under one uniform brand name or under separate trademarked names owned by CirTran Products.  We are presently preparing to launch various programs in which CirTran Media, discussed below, will operate as the marketer, campaign manager, and distributor in various product categories, including beauty products, entertainment products, software products, and fitness and consumer products.  We anticipate increasing our role in this market as resources become available for allocation to this division.

The contract-manufacturing industry specializes in providing the program management, technical and administrative support, and manufacturing expertise required to take products from the early design and prototype stages through volume production and distribution.  The goal is to provide the customer with a quality product, delivered on time and at the lowest cost.  This full range of services gives the customer an opportunity to avoid large capital investments in plant, inventory, equipment, and staffing and to concentrate instead on innovation, design, and marketing.  By using our contract-manufacturing services, customers have the ability to improve the return on their investment with greater flexibility in responding to market demands and exploiting new market opportunities.

In previous years, we found that customers increasingly required contract manufacturers to provide complete turn-key manufacturing and material handling services, rather than working on a consignment basis in which the customer supplies all materials and the contract manufacturer supplies only labor.  Turn-key contracts involve design, manufacturing and engineering support, procurement of all materials, and sophisticated in-circuit and functional testing and distribution.  The manufacturing partnership between customers and contract manufacturers involves an increased use of “just-in-time” inventory management techniques that minimize the customer’s investment in component inventories, personnel, and related facilities, thereby reducing their costs.

Based on the trends observed in the contract-manufacturing industry, one of our goals is to benefit from the increased market acceptance of, and reliance upon, the use of manufacturing specialists by many original equipment manufacturers, or OEMs, marketing firms, distributors, and national retailers.  We believe the trend towards outsourcing manufacturing will continue.  OEMs use manufacturing specialists for many reasons, including reducing the time it takes to bring new products to market, reducing the initial investment required, accessing leading manufacturing technology, gaining the ability to better focus resources in other value-added areas, and improving inventory management and purchasing power.  An important element of our strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across the electronics industry.  Due to the costs inherent in supporting customer relationships, we focus our efforts on customers with which the opportunity exists to develop long-term business partnerships.  Our goal is to provide our customers with total manufacturing solutions for both new and more mature products, as well as across product generations - an idea we call “Concept to Consumer.”

During 2011, we closed our dedicated office in Bentonville, Arkansas, in an effort to reduce costs.

Through CirTran - Asia, we design, engineer, manufacture, and supply products in the international electronics, consumer products, and general merchandise industries for various marketers, distributors, and retailers selling overseas.  This subsidiary provides manufacturing services to the direct-response and retail consumer markets.  Our experience and expertise in manufacturing enables CirTran - Asia to enter a project at various phases: engineering and design; product development and prototyping; tooling; and high-volume manufacturing.  This presence with Asian suppliers helps us maintain an international contract manufacturer status for multiple products in a wide variety of industries and has allowed us to target larger-scale contracts.

We intend to pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses, and injection-molding systems by establishing complete “box-build” or “turn-key” relationships in the electronics, retail, and direct consumer markets.

We have developed several fitness and exercise products and products in the household and kitchen appliances and health and beauty aids markets that are manufactured in China.  Sales of these products comprised approximately 4% and 1% of revenues reported in 2011 and 2010, respectively.  We anticipate that offshore contract manufacturing will play an increased role moving forward as resources will become available to us.

Marketing and Media -- CirTran Online [No 2011 revenue]

Prior to 2011, CirTran Online sold products via the Internet to offer training, software, marketing tools, web design and support, and other e-commerce related services to entrepreneurs and to telemarket directly to customers.  As part of CirTran Online’s business plan, we entered into an agreement with Global Marketing Alliance (“GMA”), an [unaffiliated] Utah limited liability company specializing in providing services to eBay sellers, conducting Internet marketing seminars, and developing and hosting web sites.  We had no revenues from this segment during 2011.

We remain capable of providing product marketing services to the direct-response and retail markets for both proprietary and nonproprietary products to provide campaign management and marketing services for both the direct-response retail and beverage distribution markets.  We also provide marketing and media services to support our own product efforts, and we offer marketing service in channels involving television, radio, print media, and the Internet to our customers.

We previously anticipated that our sales office in Bentonville, Arkansas, in close proximity to Wal-Mart’s world headquarters, would enable us to create and manage an ongoing relationship with Wal-Mart, Sam’s Club, and other retailers, in order to facilitate the distribution of products through those channels.  With the closure of this sales office during 2011, those activities have been suspended.

Electronics Assembly -- CirTran USA [No 2011 revenue]

In previous years, we provided a mix of high- and medium-volume, turn-key manufacturing services using surface-mount technology, ball-grid array assembly, pin-through-hole, and custom injection-molded cabling for leading electronics OEMs in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries.  Our services included pre-manufacturing, manufacturing, and post-manufacturing services.  Our goal was to offer our customers the significant competitive advantages that could be obtained from manufacture outsourcing, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production, more effective asset utilization, improved inventory management, and increased purchasing power.

During 2010, we entered into certain agreements with Katana Electronics, LLC (“Katana”), related to realignment of our legacy electronic manufacturing business.  In so doing, we transferred our rights and responsibilities to our open and active purchase orders relating to our legacy electronics contract manufacturing business to Katana (which leases equipment).  Accordingly, our electronics assembly segment was suspended during 2010.

Racore Network, Inc.

Through our Racore subsidiary, we are capable of providing engineering design services to customers of some of our other subsidiaries.

SALES AND MARKETING

We continue to pursue product development and business development opportunities in the beverage and ancillary product distribution and contract manufacturing segments as well as in the marketing and media and electronics assembly segments that would enable us to reactivate those capabilities.

We intend to continue pursuing sales representative relationships as well as internal salaried sales executives.  If PlayBev is able to resolve the licensing dispute with Playboy so that it can expand its beverage distribution activities, we anticipate that these expansion efforts, including perhaps the establishment of additional marketing offices in Los Angeles or elsewhere, will be to support the beverage division and to provide product marketing, production, media funding, and merchandising services to the direct-response and entertainment industries.

We are working aggressively to market existing products through current sales channels.  We also seek new paths to deliver products and services directly to end users, as well as motivate our distributors, partners, and other third-party sales mechanisms.  We continue to simplify and improve the sales, order, and delivery process.  We are also pursuing strategic relationships with retail distribution firms to engage with us in a reciprocal relationship whereby they would act as our retail distribution arm and we would act as their manufacturing arm, with both parties giving the other priority and first opportunity to work on the other’s products.

Historically, we have had substantial recurring sales from existing customers.  With the growth of the beverage distribution sales before the PlayBev licensing dispute arose in 2011, we were rapidly gaining new customers, both domestically and internationally.  We consider sales and marketing as an integrated process involving direct salespersons and project managers, as well as senior executives.  We use independent sales representatives in certain geographic areas and engage consulting groups to make strategic introductions to generate new business.

In 2011, 13.4% of our net sales were derived from new customers, whereas during 2010, 9% of our net sales were sourced from new customers.  The increase in new customer sales was caused by opening new national and international beverage territories.  During 2011, nearly 100% of the sales from recurring customer sales were related to sales of Playboy energy drinks.  We anticipate beverage-related sales and services to continue providing the majority of our net sales.

Our expansion into manufacturing in China has allowed us to increase our manufacturing capacity and output with minimal capital investment required.  By using various subcontractors, we leverage our upfront payments for inventories and tooling to control costs and receive benefits from economics of scale in Asian manufacturing facilities.  These expenses can be upwards of $100,000 per product.  Typically, and depending on the contract, we will prepay some factories anywhere from 10% to 50% of the purchase orders for materials.  In exchange for theses financial commitments, we receive dedicated manufacturing responsiveness and eliminate the costly expense associated with capitalizing completely proprietary facilities.  In addition, we have expanded our manufacturing capabilities for our beverage division outside the United States to accommodate customers located in Europe.  In 2010, we contracted with a manufacturer in Budapest, Hungary, and in early 2011, in India to accommodate its distributor in those areas.

We have beverage contracts that require minimum quantity purchase orders over periods terminating between 2011 and 2021.  If the full minimum quantity orders are purchased under these current agreements, they would generate upwards of $500,000,000 in revenues to us.  The majority of these international distribution contracts are based on minimum orders they are required to purchase during the term of the contract to maintain their rights to sell the Playboy Energy Drink.  Revenue under these contracts is not recognized until ordered products have been shipped.  There is no assurance, except for the upfront deposits, that the parties to these agreements will meet their obligations for the minimum quantity or any level of purchases required under their respective agreements.

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

COMPETITION

Beverage Distribution

The beverage industry is highly competitive.  Our energy drinks compete with others in the marketplace in terms of pricing, packaging, development of new products and flavors, and marketing campaigns.  These products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources than we have.  In an effort to protect against dependence on a single source supplier, we have established multiple beverage manufacturing facilities in strategic locations.

We believe that factors affecting our ability to compete successfully in the beverage industry include taste and flavor of products, strong recognition of the Playboy brand and related branded product advertising, industry and consumer promotions, attractive and different packaging, and pricing.  We also compete for distributors; most of our distributors also sell products manufactured by our competitors, and we will compete for the attention of these distributors to endeavor to sell our products ahead of those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets.  These and other competitive pressures in the energy beverage category could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse affect on our business and results.

We compete not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers, and distributors, many of which have a principal affiliation with competing companies and brands.  Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as Hansen’s Energy, Diet Red, Monster Energy, Lost Energy, Joker Mad Energy, Ace Energy, Unbound Energy, Rumba energy juice, Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, 180, Extreme Energy Shot, Red Devil, Rip It, NOS, Boo Koo, Vitaminenergy, and many other brands.  We also compete with companies that are smaller or primarily local in operation.  Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.

Contract Manufacturing

We believe that the primary basis of competition in our targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services, and price.  To remain competitive, we must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete favorably on the basis of price.

The electronic manufacturing services industry is large and diverse and is serviced by many companies, including several that have achieved significant market share.  Because of our market’s size and diversity, we do not typically compete for contracts with a discreet group of competitors.  We compete with different companies depending on the type of service or geographic area.  Certain of our competitors have greater manufacturing, financial, research and development, and marketing resources.  We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally.

REGULATION

We are subject to typical federal, state, and local regulations and laws governing the operations of manufacturing concerns, including environmental disposal, storage and discharge regulations and laws, employee safety laws and regulations, and labor practices laws and regulations.  We are not required under current laws and regulations to obtain or maintain any specialized or agency-specific licenses, permits, or authorizations to conduct our manufacturing services.  We believe we are in substantial compliance with all relevant regulations applicable to our business and operations.  All international sales permits are the responsibility of the local distributors and they are required to obtain all local licenses and permits.

EMPLOYEES

As of April 16, 2012, we employed a total staff of 11 full-time employees in the United States.  In addition, we employ employees through contract services to provide promotional activities in the United States.  In our Salt Lake headquarters, we employ five persons: three in administrative and clerical positions and one each in sales and project management.

We believe that our relationship with our employees is good.

CORPORATE BACKGROUND AND HISTORY

In 1987, CirTran Corporation was incorporated in Nevada under the name Vermillion Ventures, Inc., for the purpose of acquiring other operating corporate entities.  We were largely inactive until July 1, 2000, when our wholly owned subsidiary, CirTran Corporation (Utah) acquired substantially all of the assets and certain liabilities of Circuit Technology, Inc.

Our predecessor business in Circuit Technology, Inc., was commenced in 1993 by our president, Iehab Hawatmeh.  In 2001, we effected a 15-for-1 forward-split of our shares and a stock distribution, which increased the number of our issued and outstanding shares of common stock.  We also increased our authorized capital from 500,000,000 to 750,000,000 shares.  In 2007, our shareholders approved a 1.2-for-1 share forward split and an amendment to our Articles of Incorporation that increased our authorized capital to 1,500,000,000 shares of common stock.  In August 2011, we increased our authorized capitalization to 4,500,000,000 shares of common stock, par value $0.001.

AVAILABLE INFORMATION

Federal securities laws require us to file information with the Securities and Exchange Commission (“SEC”) concerning our business and operations.  Accordingly, we file annual, quarterly, and interim reports, and other information with the SEC.  You can inspect and copy this information at the public reference facility maintained by the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Room 1024, and Washington, D.C. 20549.  You can get additional information about the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a web site (http://www.sec.gov) at which you can read or download our reports and other information.

Our Internet addresses are www.cirtran.com, www.playboyenergy.com and www.racore.com.  Information on our websites is not incorporated by reference herein.  We make available free of charge through our corporate website, www.cirtran.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 1A.  RISK FACTORS

In addition to the negative implications of all information and financial data included in or referred to directly in this periodic report, you should consider the following risk factors.  This periodic report contains forward-looking statements and information concerning us, our plans, and other future events.  Those statements should be read together with the discussion of risk factors set forth below, because those risk factors could cause actual results to differ materially from such forward-looking statements.

We may be deemed to be insolvent and may face liquidation.

We may be deemed to be insolvent.  We are unable to meet all of our obligations as they accrue, and the aggregate amount of our liabilities may exceed the value of our assets.  Creditors may have the right to initiate involuntary bankruptcy proceedings against us in which they would seek our liquidation.  We cannot assure that we would be successful in efforts to avoid liquidation by converting such liquidation proceedings to a Chapter 11 reorganization to permit us to develop and propose for creditor approval a reorganization plan that would enable us to proceed.  Even if we were to be able to propose a reorganization plan, any such reorganization plan would likely require that we obtain new post-petition funding, which may be unavailable.  Further, in the event of a bankruptcy filing, our secured creditors that have encumbrances on all of our assets would likely execute and take all of our assets, which likely would leave nothing for other creditors or the shareholders.

The auditors’ report for our most recent fiscal year, like previous years, contains an explanatory paragraph about our ability to continue as a going concern.

We had a net loss of $7.0 million during 2011 and an accumulated deficit of $48.3 million as of December 31, 2011.  In addition, during 2011 we used cash of $320,115 in our operations.  We have borrowed funds in the form of short-term advances, notes, and convertible debentures with an aggregate outstanding balance of $8.3 million as of December 31, 2011.  We had a negative working capital balance of $25.5 million as of December 31, 2011.  The report of our auditors on our consolidated financial statements for the years ended December 31, 2011 and 2010, contains an explanatory paragraph about our ability to continue as a going concern.

Our ability to continue energy drink distribution, our principal source of revenue, is subject to interruption or termination because of PlayBev’s ongoing Chapter 11 reorganization proceedings and disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks.

Playboy has sought in PlayBev’s Chapter 11 reorganization proceedings to terminate PlayBev’s license to market Playboy-licensed energy drinks.  We cannot assure that Playboy’s current willingness to discuss a possible settlement rather than aggressively pursue a judicial determination will continue.  If the Playboy licensing dispute is not resolved satisfactorily through a negotiated settlement or litigation in such proceeding, PlayBev would be required to terminate its beverage distribution activities, which are currently the source of our principal revenues.  Such termination may require us to cease our activities and seek protection from creditors.

Our interest in PlayBev may be diluted if we raise capital to fund expansion of our energy drink distribution segment.

If PlayBev is able to resolve the Playboy licensing dispute through a negotiated settlement, PlayBev would likely need to seek substantial external capital to fund an accelerated and expanded marketing and distribution effort. We cannot assure that such efforts would be successful.  Any new funding provided to PlayBev would likely reduce our percentage equity interest in PlayBev.

All of our assets are encumbered to secure the payment of an aggregate of $5.9 million in indebtedness that requires substantial monthly payments, and our default could result in the loss of all of our assets.

We have encumbered all of our assets to secure the payment of approximately $4.1 million in indebtedness due YA Global Investments, L.P., or YA Global,” which requires payments of $25,000 per month through June 2012, $50,000 per month during July through September 2012, $75,000 in October and November 2012, and $100,000 per month through May 2013, with monthly payments increasing thereafter and with the balance due in January 2014.  We also have to meet certain financial and operating covenants in order to avoid default under our obligation to YA Global.

We have placed a second encumbrance on all of our assets, subject to the priority encumbrance of YA Global, to secure the payment of approximately $1.8 million in indebtedness due Advanced Beauty Solutions, LLC, or “ABS,” which requires monthly payments of $7,500 per month through December 2015 ($15,000 in December 2012), with the balance due in January 2016.

The obligations due these creditors would have to be paid in order to avoid default, notwithstanding the claims of our trade and other unsecured creditors or the results of our operations.  Because of our limited revenues and access to alternative sources of capital, we cannot assure that we will be able to meet these monthly obligations timely. If we were to default in any payment, YA Global and ABS could exercise their remedies, including the execution on all of our assets, which would result in the termination of our activities.  We cannot assure that either YA Global or ABS would consider or agree to any forbearance from aggressive collection efforts.  The existence of these secured obligations will likely significantly impair our ability to obtain capital from external sources.

We are parties to numerous lawsuits that require significant management attention and funds for attorney’s fees and subject us to risks of damages or other adverse judgments.

As noted in Item 3. Legal Proceedings, we are a party to numerous lawsuits, some of which remain active, requiring that we incur attorney’s fees and other costs and devote management time and attention.

Litigation respecting the status of the PlayBev license to market Playboy-licensed energy drinks places the validity of that license at issue and may result in termination of that license, which is the principal source of our revenue.  Successful suits by creditors for the collection of debts may require that we pay judgment amounts, subject to the priority encumbrances in favor of secured creditors.  We may incur significant costs to pursue litigation in which we are the plaintiff without any recovery or other favorable outcome. Any judgments we may obtain against third parties may not be collectible.

We will require substantial amounts of additional capital from external sources.

Whether or not the Playboy licensing dispute being litigated in the PlayBev Chapter 11 reorganization proceeding reaches a negotiated settlement, we will require substantial additional funds to implement our marketing plan and pursue expansion of our beverage distribution business segment.  The extent of our future capital requirements will depend on many factors, including the financial requirements under a Playboy licensing arrangement; marketing plans; the growth of contract manufacturing; establishment of strategic alliances, joint ventures, or other collaborative arrangements; and other factors not within our control.  We anticipate that we will seek required funds from external sources.  However, our precarious financial condition, limited revenues, substantial secured indebtedness, continuing lawsuits, and uncertainties respecting the status of the PlayBev license to market Playboy-licensed energy drinks will make it difficult for us to obtain such capital.

We may seek required funds through the sale of equity or other securities.  Our ability to complete an offering on acceptable terms will depend on many factors, including the condition of the securities markets generally and for companies such as us at the time of such offering; the business, financial condition, and prospects at the time of the proposed offering; our ability to identify and reach a satisfactory arrangement with prospective underwriters; and various other factors, many of which are outside our control.  There can be no assurance that we will be able to complete an offering on terms favorable to us or at all.  The issuance of additional equity securities may dilute the interest of our existing shareholders or may subordinate their rights to the superior rights of new investors.

In October 2011, PlayBev issued a $1.5 million capital call, of which only approximately $469,000 was provided.  It may continue to seek the balance of such financing as well as additional capital to fund its Chapter 11 reorganization.

We may also seek additional capital through strategic alliances, joint ventures, or other collaborative arrangements.  Any such relationships may dilute our interest in any specific project and decrease the amount of revenue that we may receive from such project.  There can be no assurance that we will be able to negotiate any strategic investment or obtain required additional funds on acceptable terms, if at all.  In addition, our cash requirements may vary materially from those now planned because of the results of future research and development; results of product testing; potential relationships with our strategic or collaborative partners; changes in the focus and direction of our research and development programs; competition and technological advances; issues related to patent or other protection for proprietary technologies; and other factors.

If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our planned marketing efforts; to obtain funds through arrangements with strategic or collaborative partners that may require us to relinquish rights to certain of our technologies, product candidates, or products that we would otherwise seek to develop or commercialize ourselves; or to license our rights to such products on terms that are less favorable to us than might otherwise be available.

Any substantial increase in sales will require skilled management of growth.

If we have the opportunity to expand our operations, our success will depend on our ability to manage continued growth, including integration of our executive officers, directors, and consultants into an effective management and technical team; to formulate strategic alliances, joint ventures, or other collaborative arrangements with third parties; to commercialize and market our proposed products and services; and to monitor and manage these relationships on a long-term basis.  If our management is unable to integrate these resources and manage growth effectively, the quality of our products and services, our ability to retain key personnel, and the results of our operations would be materially and adversely affected.

We cannot predict the impact on our activities of the current economic crises.

The current economic crises have adversely affected and will likely continue to adversely affect our ability to expand or generate new sales.  We may be unable to expand sales in a constricted or further constricting economy.

We are authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.

We have authorized 4,500,000,000 shares of common stock, of which 1,839,302,289 shares of common stock are issued and outstanding as of the date of this report.  Our board of directors has the authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares.  Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the shares of common stock.

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

The Securities and Exchange Commission has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the Securities and Exchange Commission.  These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction.  These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock.  These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On May 4, 2007, we entered into a ten-year lease agreement for our existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah.  Monthly payments are $10,000, adjusted annually in accordance with the Consumer Price Index.  The Premises include 10,000 square feet of office space to support administration, sales, and engineering staff and 30,000 square feet of manufacturing space, which includes a secured inventory area, shipping and receiving areas, and manufacturing and assembly space.

In 2010, we subleased to Katana Electronics, LLC, approximately 32,000 square feet of our West Valley City, Utah facility, consisting of the warehouse, electronics product manufacturing and assembly area, and office space used as of the close of business on March 4, 2010, for our legacy electronics manufacturing business. The sublease continued on a month-to-month basis at a base rent of $8,500 per month.  The sublease contained normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights.

On June 30, 2011, the Company’s lease agreement was terminated for the Company's existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah. On July 1, 2011, Katana signed a new lease agreement with the building’s owner and the Company has agreed to pay Katana $5,000 per month for the use of office space and utilities.

We believe that the facilities and equipment described above are generally in good condition, are well maintained, and are suitable and adequate for our current and projected operating needs.

ITEM 3.  LEGAL PROCEEDINGS

We are a party to the following material legal proceedings.

Advanced Beauty Solutions, LLC v. CirTran Corporation, Case No. 1:08-ap-01363-GM.

In connection with our prior litigation with Advanced Beauty Solutions, or ABS, it claimed nonperformance by us and filed an adversary proceeding in its bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.  On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against us in the amount of $1,811,667, plus interest.  On September 11, 2009, the Bankruptcy Court denied our motion to set aside the judgment.

On September 8, 2010, we executed an Assignment of Copyrights, thereby assigning our Copyright Registration No. TX-6-064-955, Copyright Registration No. TX-6-064-956, and Copyright to the True Ceramic Pro - Live Ops (TCPS) infomercial and related master tapes (collectively the “Copyrights”) to ABS, without reservation or exclusion, making ABS the owner of the Copyrights.

On February 23, 2011, we filed a Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts, requesting that the court determine that our assignment of the Copyrights resulted in full satisfaction of the ABS judgment.  On March 3, 2011, ABS brought a Motion for Order to Show Cause re Civil Contempt alleging that we had failed to make payments on ABS’s judgment in violation of the court’s orders.  At the hearing on April 6, 2011, the court denied our motion to declare the judgment fully satisfied and granted ABS’s motion, but did not hold us in civil contempt.  The court also set a hearing on the ABS motion for the order to show cause for July 8, 2011, regarding our compliance with collection orders, which the parties stipulated should be postponed until August 3, 2011.  The parties attended mediation on July 11, 2011, but no formal settlement resulted.  At the hearing in August, the court found that a basis existed to hold us in contempt and set an evidentiary hearing for October 6, 2011, to determine whether to issue a contempt citation.  We appealed the denial of the motion to declare judgment satisfied.

On March 22, 2012, we entered into a formal forbearance agreement with ABS, dated as of March 1, 2012 (the “ABS Forbearance Agreement”), whereby ABS agreed to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of the definitive ABS Forbearance Agreement and satisfaction of applicable conditions precedent.  The ABS Forbearance Agreement calls for us to pay $7,500 per month for 46 consecutive months (except for a payment of $15,000 in December 2012), commencing in March 2012, with the unpaid balance, as finally determined as provided below, due and payable in January 2016.  No interest on the principal would accrue unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Forbearance Agreement.  In addition, we stipulated to an additional judgment for attorney’s fees incurred in negotiating the ABS Forbearance Agreement and entering into the related definitive agreements and in related post-judgment collection efforts.  The obligation to pay $1,835,000 under the ABS Forbearance Agreement would be secured by an encumbrance on all of our assets, subject to the prior lien and encumbrance in favor of YA Global.

The principal amount of $1,835,000 due under the ABS Forbearance Agreement would be reduced by the greater of the amount of credit granted in the bankruptcy proceedings for the value of the intellectual property we previously conveyed to ABS and the amount received by ABS from the sale of such intellectual property to a third party during the term of the ABS Forbearance Agreement, plus the amount of any distribution to which we are entitled as a creditor of ABS, provided, however, that in no event would the amount due under the ABS Forbearance Agreement be reduced below $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement.  ABS entered into a subordination agreement subordinating the obligation under the ABS Forbearance Agreement in favor of the obligations and first-priority security interest of YA Global.  We conveyed to ABS the trademarks and intellectual property previously conveyed by ABS to us.  We have accrued a balance of $90,000 for the minimum required payment under the ABS Forbearance Agreement.

Our appeal of the approximately $1.8 million judgment has been remanded in the ABS bankruptcy proceedings to conclusively determine the amount of credit due us for the conveyance of the intellectual property.  Except for the determination of the fair market value of the intellectual property and any enforcement or collection proceedings that may be required under the ABS Forbearance Agreement, all litigation and disputes between ABS and its affiliates, on the one hand, and us and our affiliates, on the other hand, would be dismissed, including the pending order to show cause regarding contempt against us, our subsidiaries, and Iehab Hawatmeh.

We have assigned to ABS our creditor claim against the estate of ABS, to the extent of the balance due under the ABS Forbearance Agreement.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Forbearance Agreement will be paid to us.

YA Global Investments, LP v. CirTran Corporation, Third Judicial District Court of Salt Lake County, State of Utah, case no. 100911400.

On June 25, 2010, YA Global filed a lawsuit against us asserting claims for breach of contract, breaches of the uniform commercial code, and replevin.  YA Global seeks a judgment in the amount of $4,193,380, plus interest and attorneys fees, as well as a writ of replevin to compel us to turn over equipment and other property that YA Global claims was pledged as collateral to secure obligations owing to YA Global.  We do not dispute that we are indebted to YA Global in the amount of $3,161,355, plus interest, but we deny that we are in breach of our payment obligations because YA Global agreed to restructure the payment schedule and we relied on this agreement.

On January 24, 2011, we entered into a forbearance agreement with YA Global, including a confession of judgment in its favor.  On February 23, 2011, the court entered judgment based on the confession of judgment against us in the principal amount of $3,161,355, plus interest of $825,858.

On July 22, 2011, YA Global filed a motion in the ABS lawsuit (discussed above) seeking an order clarifying its position with respect to ABS and staying enforcement of that court’s order that we pay approximately $35,000 in legal fees to ABS.  In its motion, YA Global notified us that it intended to conduct a secured party’s public auction of all of our assets.  YA Global also informed us that we had defaulted under our January 2011 Forbearance Agreement and declared that all of our obligations to YA Global were immediately due and owing.  Further, YA Global stated that it intended to commence action to collect on our obligations and instructed us to assemble the assets.

At a hearing held on August 3, 2011, in the ABS reorganization proceeding referred to above on YA Global’s motion to stay enforcement, YA Global noted that the date of the proposed secured party’s public auction was August 30, 2011.  At the same time, YA Global notified us that the proposed sale of assets would be held on August 30, 2011.

At the hearing in the ABS matter, the Bankruptcy Court denied YA Global’s motion to stay the payment of attorneys’ fees by us.  Subsequently, the parties to the January 2011 settlement with YA Global entered into an agreement whereby YA Global agreed to cancel the proposed asset sale without waiver.

On September 30, 2011, YA Global directed us to assemble the collateral in order to enable it to take possession on or before October 6, 2011.  Following negotiations with YA Global, we confirmed our indebtedness to YA Global and arranged for it to take possession of collateral on October 17, 2011, on which date, all accounts receivable, collections, and other proceeds and products of the collateral would be held in trust by us for YA Global and immediately forwarded to it.  Before we were required to surrender possession of the collateral, we initiated negotiations to obtain YA Global’s forbearance from collection.

On March 22, 2012, we entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the “2012 YA Forbearance Agreement”) in which we ratified our previous obligations under the debentures and agreed to pay the debentures, $25,000 at signing the 2012 YA Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014 (the “Termination Date”). In addition to the above minimum payments to YA Global, we are required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not to exceed $50,000 in March 2012 and $25,000 per month in April 2012 and thereafter, until the balance is paid. As of December 31, 2011, the balance due YA Global was $3,161,355 in principal plus $856,546 in accrued interest.

We continue to have the right, subject to the consent of YA Global, to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares being equal to the lowest closing bid price of our common stock during the 20 trading days prior to the payment date.  The amount applied as a payment on the note and accrued interest will be adjusted to the value of the actual proceeds from the sale of the stock.

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of our common stock, until the earlier of our default under the 2012 YA Forbearance Agreement or the Termination Date.

In re Play Beverages, LLC, United States Bankruptcy Court for the District of Utah, Case No. 11-26046, and related matters.

On April 26, 2011, three alleged creditors, LIB-MP Beverage, LLC, George Denney, and Warner K. Depuy, filed an involuntary Chapter 7 petition against Play Beverages, LLC, a consolidated entity of our subsidiary (“PlayBev”), seeking its liquidation.  Thereafter, management decided that reorganizing PlayBev as a debtor-in-possession under Chapter 11, of Title 11, of the United States Bankruptcy Code, was in the best interests of PlayBev and its creditors and equity holders.  Accordingly, on August 12, 2011, PlayBev consented to the entry of an order for relief in the pending involuntary bankruptcy case and immediately exercised its right under Section 706(a) of the Bankruptcy Code to convert the case to a voluntary Chapter 11 reorganization case.  That same day, the court entered an Order for Relief under Chapter 11 based on PlayBev’s elections.  PlayBev is now a debtor-in-possession and intends to propose and confirm a plan of reorganization.

Playboy Enterprises International, Inc. (“Playboy”), has filed a motion to terminate the automatic stay to permit it to terminate a Product License Agreement between it and PlayBev.  PlayBev contested the motion, and before the hearing was held, Playboy stipulated to suspend all litigation between the parties while they explore the possibility of a mutually beneficial settlement of their disputes.  At this time, there are no motions or other matters scheduled for hearing.

PlayBev continues to negotiate with its creditors and is formulating a plan of reorganization.  PlayBev also continues to negotiate with Playboy regarding assumption of its Product License Agreement.

General Distributors, Inc. v. Iehab Hawatmeh and CirTran Beverage Corp. d/b/a Play Beverages LLC d/b/a Playboy Beverages, in the Circuit Court of the State of Oregon, for the County of Clackamas, Case No. CV 10110087.

On November 8, 2010, General Distributors, Inc., filed a complaint asserting claims for breach of contract, liability under the Uniform Commercial Code, quasi contract - unjust enrichment, goods sold and delivered, account stated, and attorneys fees and seeking judgment in the amount of $49,999, plus interest and attorneys fees.  We and the other defendants have answered the complaint and denied liability.  Because of the effect of the automatic stay in connection with the In Re Play Beverages, LLC bankruptcy matter (discussed above), the litigation in this matter has been stayed. We do not consider it necessary to accrue a liability for the potential liability.

Playtime Distributing of Oklahoma LLC v. CirTran Corporation, CirTran Beverage Corporation, and Play Beverages LLC, in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2010-1058.

On December 30, 2010, Playtime Distributing of Oklahoma LLC filed suit asserting claims for breach of a distribution agreement, bad faith breach of a distribution agreement, rescission of the distribution agreement, accounting, breach of an independent sales agreement, bad faith breach of an independent sales agreement, and punitive damages and seeking judgment in an unspecified amount in excess of $75,000, plus interest and attorneys fees.  We and the other defendants have answered and denied liability.  Because of the effect of the automatic stay in connection with the In Re Play Beverages, LLC bankruptcy matter (discussed above), the litigation in this matter has been stayed. We do not consider it necessary to accrue a liability for the potential liability.

Various Creditor Claims

Apex Maritime Co. (LAX), Inc. v. CirTran Corporation, CirTran Asia, Inc., et al., California Superior Court, Los Angeles County, SC098148.  Plaintiff Apex Maritime Co. (LAX), Inc., filed a complaint on May 8, 2008, against us and our CirTran - Asia subsidiary claiming breach of contract, nonpayment on open book account, nonpayment of an account stated, and nonpayment for services, seeking approximately $62,000 against us and $121,000 against CirTran - Asia.  On March 3, 2009, the court entered its judgment pursuant to the Release and Settlement Agreement.  On April 23, 2009, a Judgment Enforcing Settlement was entered against us in the principal amount of $173,000, plus fees of $1,800 and costs of $40.  On October 28, 2009, the Third Judicial District Court, District of Utah, West Jordan Department, entered an Order in Supplemental Proceedings, with which we complied.  The parties have previously engaged in settlement negotiations.  These amounts have been accrued in full as a liability.

Global Freight Forwarders v. CirTran Asia, Civil No. 080925731, Third Judicial District Court, Salt Lake County, State of Utah.  On December 18, 2008, plaintiff filed a complaint against CirTran - Asia claiming breach of contract, breach of the duty of good faith and fair dealing, and unjust enrichment and seeking approximately $260,000.  The parties agreed to settle this matter for $8,000, which CirTran - Asia, Inc., has paid in May 2011.

Dr. Najib Bouz v. CirTran Beverage Corp, Iehab Hawatmeh, and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053818.  On September 12, 2008, plaintiff filed a complaint seeking a judgment for $52,500, plus attorneys’ fees and certain costs, against CirTran Beverage, Iehab Hawatmeh, and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note.  On August 11, 2009, the parties entered into a settlement agreement whereby the claims against Mr. Hawatmeh were dismissed with prejudice, and we agreed to pay Dr. Bouz $63,000 over 12 months.  We have made nine monthly payments, but we are in default of the $5,250 monthly payments that were due on May 28, June 28, and July 28, 2010.  The judgment has been domesticated in Utah, and Dr. Bouz has begun pursuing collection efforts.  These amounts have been accrued in full as a liability.

Dr. Paul Bouz v. CirTran Beverage Corp, Iehab Hawatmeh, and Does 1-20, Superior Court for the State of California, County of Los Angeles, Civil No. KC053819.  On September 12, 2008, plaintiff filed a complaint seeking a judgment for $52,500, plus attorneys’ fees and certain costs, against CirTran Beverage, Iehab Hawatmeh, and unnamed others, claiming breach of contract and fraud in connection with a certain promissory note.  On August 11, 2009, the parties entered into a settlement agreement whereby the claims against Mr. Hawatmeh were dismissed with prejudice, and we agreed to pay Dr. Bouz $63,000 over 12 months.  We have made 10 monthly payments, but we are in default of the $5,250 monthly payments that were due on June 28 and July 28, 2010.  The judgment has been domesticated in Utah, and Dr. Bouz has begun pursuing collection efforts.  These amounts have been accrued in full as a liability.

NA CL&D Graphics v. CirTran Beverage Corp., Case No. 09V01154, Circuit Ct, Waukesha County, Wisconsin.  On or about March 23, 2009, NA CL&D Graphics filed an action in the above court alleging claims for breach of contract, unjust enrichment, promissory estoppel, and seeking damages of at least $25,488 along with attorneys’ fees and costs.  CirTran Beverage is reviewing the matter and intends to defend vigorously against the allegations in the complaint.  These amounts have been accrued in full as a liability.

Old Dominion Freight Line v. CirTran Corporation, Civil No. 090426290, Third Judicial District Court, Salt Lake County, State of Utah.  On May 5, 2010, the court entered an Order in Supplemental Proceedings in connection with a judgment in favor of Old Dominion and against us in the amount of $33,187.  The parties agreed to resolve this matter under terms requiring us to pay $20,000 over time.  To date, the required payments have not been made.  These amounts have been accrued in full as a liability.

Jimmy Esebag v. CirTran Corporation and Fadi Nora, Superior Court of the State of California, Los Angeles County, Case No. BC296162.  On July 15, 2010, the court entered judgment against us in the amount of $68,270 based upon our failure to make payments when due under a settlement with Mr. Esebag.  Mr. Esebag has engaged in some actions to collect on the judgment.  These amounts have been accrued in full as a liability.

Desiree Liston v. CirTran Media Corp. d/b/a Diverse Media Group Corp., Circuit Court of Benton County, Arkansas, Case No. CV2010-2448-6.  On July 28, 2010, Desiree Liston filed a complaint seeking an unspecified amount in excess of $75,000 based on allegations of breach of an employment agreement.  Judgment was entered against us on November 28, 2011, for $22,143.

Gordon Jensen d/b/a Gordon Jensen Trucking v. CirTran Corp., Third Judicial District Court of Salt Lake County, State of Utah, case no. 108900934.  On May 28, 2010, plaintiff brought an action seeking $7,145 for nonpayment of services.  Judgment was entered against us on October 7, 2010, for $6,703.  These amounts have been accrued in full as a liability.

USS Cal Builders, Inc. v. CirTran Beverage Corp., Iehab Hawatmeh, and Fadi Nora, in the Superior Court of the State of California, County of Orange, Case No. 00425093.  On November 16, 2010, USS Cal Builders, Inc., filed a complaint asserting various claims and seeking damages of at least $100,000, plus interest, costs, and attorneys fees.  We and the individual defendants have answered the amended complaint, denied liability, and intend to defend the claims. We do not consider it necessary to accrue a liability for the potential liability.

RDS Touring and Promotions, Inc. v. CirTran Beverage Corp., CirTran Corp., and CirTran Media Corp., in the Superior Court of the State of California, County of Los Angeles, Case No. BC454112.  On January 31, 2011, RDS Touring and Promotions, Inc., filed a complaint asserting claims for breach of settlement agreement, fraud in the inducement, and fraud and deceit (false promise).  Following a motion filed by us, plaintiffs amended their complaint including only the contract claim.  We have answered the amended complaint.  Although we do not deny that we are currently in breach of the settlement agreement, there is a dispute as to whether we are obligated under the settlement agreement. These amounts have been accrued in full as a liability.

American Express Travel Related Services Company, Inc. v. CirTran Corporation d/b/a Diverse Media Group and Iehab Hawatmeh, in the Third District Court, State of Utah, Salt Lake County.  In this action, American Express asserts a claim for $108,029 in principal and $24,269 in interest due on a credit card account.  We have answered denying liability and intend to defend the claims. These amounts have been accrued in full as a liability.

Ayad Jaber, Ramzy Fakhoury, Haya Enterprises, LLC v. CirTran Beverage Corporation, Play Beverages LLC, Iehab Hawatmeh, and Fadi Nora, in the Superior Court of the State of California, County of Orange, Case No. 0443807.  On January 24, 2011, plaintiffs filed a complaint asserting claims based on alleged breaches of various written and oral promises and seeking damages of $700,000 in principal from us, plus $1,219,520 in principal from all defendants, $200,000 from Fadi Nora, and other unspecified amounts.  On April 20, 2011, the court entered default judgments against Fadi Nora, Play Beverages, LLC, and us.  The default judgments were set aside pursuant to a stipulation and the court granted defendants leave to file an answer, cross complaint, and a motion to recuse opposing counsel.  Plaintiffs have opposed the cross complaint.  We are seeking to negotiate a settlement of this matter. These amounts have been accrued in full as a liability.

Globe Express Services, v. CirTran Beverage Corp., Third District Court, Salt Lake County, Case No. 110914239.  In June 2011, we were sued by plaintiff, which seeks approximately $58,000 for services rendered.  We did not file a responsive pleading and after December 31, 2011, settled this matter for $15,000, payable in monthly installments of $5,000. The first installment of $5,000 was paid in March 2012. These amounts have been accrued in full as a liability.

Alix Technologies v. CirTran d/b/a CirTran Beverage Corp, Third District Court, West Jordan, Case No. 110407015.  Plaintiff filed suit in May 2011 claiming that CirTran Beverage had failed to pay for goods, services, or merchandise provided by plaintiff.  Defendant filed its answer denying the substantive allegations.  CirTran Beverage is reviewing the pleadings and its options and intends to defend against the claims brought.

Other Matters

United Medical Devices, LLC, v. PlaySafe, LLC, Iehab Hawatmeh, and Fadi Nora, Superior Court of the State of California, in and for the County of Los Angeles, West District, Case No. SC113081 (“UMD #1”), and PlaySafe, LLC and Play Beverages, LLC, v. United Medical Devices, LLC, United Licensing Group, Jimmy Esebag, Patrick Bertranou, and Does 1 through 50, inclusive, Superior Court of the State of California, in and for the County of Los Angeles, West District, Case No. SC113149 (“UMD #2”).  In May 2011, Plaintiffs PlaySafe, LLC (“PlaySafe”) and PlayBeverages, LLC (“PlayBev”), brought suit against United Medical Devices (“UMD”), United Licensing Group (“ULG”), Jimmy Esebag, and Patrick Bertranou in Utah, alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with contract, fraud, and negligent misrepresentation, and seeking damages and punitive damages.  That case was dismissed for lack of personal jurisdiction over defendants.  Subsequently, in June 2011, UMD sued PlaySafe, PlayBev, Iehab Hawatmeh, and Fadi Nora, alleging breach of contract, fraudulent misrepresentation, promissory fraud, and fraudulent concealment.  Also in June 2011, PlaySafe and PlayBev sued UMD, ULG, Esebag, and Bertranou alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with contract, tortious interference with prospective business relationship, fraud/deceit, negligent misrepresentation, and misappropriation of trade secrets.  In UMD #1, defendants PlaySafe, PlayBev, and Messrs. Hawatmeh and Nora filed demurrers on all claims except the breach of contract claims.  In UMD #2, plaintiffs PlaySafe and PlayBev filed a motion seeking a temporary restraining order requiring defendants to provide products and to cease contacting plaintiffs’ distributor contacts, but it was not granted.  UMD #2 has been consolidated into UMD #1 for further proceedings.  We are pursuing this litigation, now in discovery, vigorously.

Redi FZE v. CirTran Beverage Corp, in the Third District Court, Salt Lake County, State of Utah, Civil No. 110915101.  In a complaint filed in June 2011, Redi asserted claims for breach of contract, fraud, and negligent misrepresentations.  CirTran Beverage Corp. filed a counterclaim for breach of contract, breach of the covenant of good faith and fair dealing, and a third-party claim for tortious interference against Paul Levin.  On November 21, 2011, the court granted an injunction against Redi FZE, enjoining it from manufacturing, marketing, or distributing any nonalcoholic beverages identified by the trademarked Playboy, PlayBev, and Play Beverages names or the Playboy rabbit head design in the United Kingdom, France, or the Netherlands through June 13, 2013.  We believe that Redi FZE’s claims are without merit and intend to defend them vigorously. We do not consider it necessary to accrue a liability for the potential liability.

Play Beverages, LLC, After Bev Group, LLC,, CirTran Beverage Corporation,, CirTran Corporation, Iehab Hawatmeh, and Fadi Nora v. Warner K Depuy, et al., Third District Court, Salt Lake City, Utah, case no. 100907700.  The plaintiffs allege tortuous interference with contractual relations, breaches of fiduciary duty, and fraud and negligent misrepresentations and seek a declaratory judgment determining the rights of the parties, damages to be determined at trial, costs, and attorney’s fees. A default certificate was filed by the plaintiffs for the failure of the defendants to respond and then withdrawn, and there have been no further proceedings.

In addition to the foregoing, we are parties to ordinary routine litigation incidental to our business that, individually and in the aggregate, is not material.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Low	High
2012:
First Quarter (through March 31, 2012)	$0.0006	$0.0013

2011:
Fourth Quarter	0.0006	0.0020
Third Quarter	0.0011	0.0029
Second Quarter	0.0022	0.0059
First Quarter	0.0015	0.0063

2010:
Fourth Quarter	0.0019	0.0030
Third Quarter	0.0021	0.0035
Second Quarter	0.0027	0.0050
First Quarter	0.0039	0.0080

As of April 16, 2012, we had approximately 3,000 shareholders.

We have not declared any dividends on our common stock since our inception, and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent the corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2011 we issued 96,329,366 shares of common stock for settlement of $179,494 in accrued liabilities and 184,000,000 shares for settlement of $824,300 in debt and short-term advances

During 2011, we accrued to employees and consultants five-year options to purchase 22,400,000 shares of common stock, exercisable between $0.0021 and $0.0030 per share.

During 2011, we issued to consultants five year options to purchase 40,000,000 shares of common stock, exercisable at $0.0001. These options were exercised during the year.

On January 24, 2011, we issued to YA Global a warrant to purchase 25,000,000 shares of common stock at an exercise price of $0.02 per share, expiring December 2015.

In February, 2012, we issued to consultants five year options to purchase 20,000,000 shares of common stock, exercisable at $0.0001. These options were immediately exercised.

The options and warrants were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act and the rules and regulations promulgated thereunder.  No underwriter participated in such transactions, and no proceeds were received therefrom.

Penny Stock Rules

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under this Act.  In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, authorized for quotation from the NASDAQ stock market, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues.  In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years, $5,000,000 if in operation for less than three years, or the issuer’s average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers that sell penny stocks to persons other than established customers and accredited investors.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the security.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks.  These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We manufacture, market, and distribute internationally an energy drink under a license, now in dispute, with Playboy Enterprises, Inc. (“Playboy”), and in the U.S., we provide a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs (original equipment manufacturers) in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries.  Our services include pre-manufacturing, manufacturing, and post-manufacturing services.  Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing.

We are engaged in the following business segments.

Beverage Distribution (96% and 85% of total revenue during 2011 and 2010, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.

Contract Manufacturing (4% and 1% of total revenue during 2011 and 2010, respectively)

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran - Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets. For the year ended December 31, 2011 we recognized approximately $131,000 of royalty revenue.

Marketing and Media (0% and 12% of total revenue during 2011 and 2010, respectively)

CirTran Online sells products via the Internet and provides services and support to Internet retailers.

CirTran Media provides end-to-end services to the direct-response and entertainment industries.

Electronics Assembly (0% and 2% of total revenue during 2011 and 2010, respectively)

Cirtran Corporation (“CirTran USA”) provides low-volume electronics assembly activities consisting primarily of placing and attaching electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

During 2011, our activities were significantly restrained by the necessity to devote priority to efforts to obtaining the forbearance of our principal secured and judgment creditors, negotiating to resolve disputes respecting the PlayBev license to market Playboy-licensed energy drinks, defending the numerous lawsuits to which we are a party, and obtaining additional capital.  Disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks impaired our ability to establish new distributors, damaged our relationships with existing distributors, and depressed revenues.  All of our activities during the year, as in previous years, were adversely affected by our severe shortages of working capital and cash.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2011 and 2010

Sales and Cost of Sales

Net sales for the year ended December 31, 2011, totaled $3,064,438, as compared to $9,044,902 for the year ended December 31, 2010.  The decrease is primarily attributable to issues related to PlayBev’s bankruptcy case and the uncertainty created by Playboy in relation to the interference with our beverage distributors and defend against numerous lawsuits.  Additionally, disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks decreased revenues.  Net sales in the contract manufacturing segment rose $53,637 in the year ended December 31, 2011, as compared to the same period in 2010.  Net sales in the marketing and media segment fell by $1,095,086 in 2011 as compared to 2010, due to our suspension of most external marketing activities.  Beverage distribution revenue decreased to $2,943,921 for the year ended December 31, 2011, as compared to $7,712,492 for the year ended December 31, 2010.  The decrease was driven by disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks which damaged our relationships with existing distributors.

Cost of sales, as a percentage of sales, decreased to 36% for the year ended December 31, 2011, as compared to 65% for the prior year ended December 31, 2010.  Consequently, the gross profit margin increased to 64% from 35%, respectively, for the same period.  The increase in gross profit margin is attributable to an increase in revenues from royalty agreements which have an overall lower cost.

The following chart presents comparisons of sales, cost of sales, royalty expense, and gross profit or loss margin generated by our four operating segments, i.e., beverage distribution, contract manufacturing, marketing and media, and electronics assembly during 2011 and 2010:

Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Electronics Assembly	2011	$-	$-	$-	$-
	2010	170,444	255,940	-	(85,496)
Contract Manufacturing	2011	120,517	441,314	-	(320,797)
	2010	66,880	-	-	66,880
Marketing / Media	2011	-	-	-	-
	2010	1,095,086	1,037,563	-	57,523
Beverage Distribution	2011	2,943,921	677,204	2,142,765	123,952
	2010	7,712,492	2,352,840	2,257,582	3,102,070

Selling, General and Administrative Expenses

During the year ended December 31, 2011, selling, general, and administrative expenses increased by 8.8% as compared to the year ended December 31, 2010.  The increase of $507,629 in selling, general, and administrative expenses was driven primarily by an increase in legal expenses of $954,494 and a decrease of settlement expenses of approximately $312,000.

Noncash Compensation Expense

Noncash compensation expense, resulting from the obligation to grant options to employees and outside consultants to purchase common stock, decreased to $132,063 during the year ended December 31, 2011, compared to $374,783 during the year ended December 31, 2010.  No stock options were granted to employees during the year ended December 31, 2011 or 2010.  The decrease in noncash compensation expense relates to the vesting of previous granted options and the measurement of stock options required to be granted per their employment contracts.

Other Income and Expense

Interest expense for the year ended December 31, 2011, was $966,419, as compared to $1,177,761 for the year ended December 31, 2010, a decrease of 18%.  The interest expense recorded in the consolidated statements of operations combines both accretion expense and interest expense.  The decrease in interest expense was driven by the $36,064 in accretion expense on long-term debt recorded for the year ended December 31, 2011, as compared to $233,560 for the year ended December 31, 2010.  Derivative accounting treatment of convertible debentures with embedded derivative features requires accretion of the carrying value of the convertible debenture until the carrying value equals the face value of the instrument.  During the year ended December 31, 2011, the carrying value of one of the convertible debenture equaled the face value of the instrument, and as a result, the accretion treatment ceased during the year. (see Note [15] of the consolidated financial statements).

We recorded a gain of $1,176,339 on our derivative valuation for the year ending December 31, 2011, as compared to a loss of $889,297 recorded for the year ending December 31, 2010.  The favorable swing in the derivative valuation is primarily the result of factors relating to the differing debt levels of the underlying convertible securities, together with the varying market values of our common stock.

We recorded a loss on the settlement of litigation of $1,305,871 for the year ending December 31, 2011. This loss of litigation related to the signing of a forbearance agreement with Advanced Beauty Solutions. As part of the agreement we agreed to, among other things, a settlement amount to be reduced by any distribution to which we were entitled as a creditor.

We recorded a gain on sales leaseback of $507,216 for the year ending December 31, 2011 compared to 81,074 for the year ending December 31, 2010. This increase was due to the termination the lease agreement during 2011.

We recorded an impairment of intellectual properties of $142,917 for the year ending December 31, 2011. This impairment related to infomercial and website development costs related to products that are slow moving.

As a result of these factors, our overall net loss increased to $7,043,410 for the year ended December 31, 2011, as compared to a net loss of $4,954,638 for the year ended December 31, 2010, of which $746,147 was attributable to our noncontrolling equity interest in PlayBev.

LIQUIDITY AND CAPITAL RESOURCES

We have had a history of losses from operations, as our expenses have been greater than our revenues.  Our accumulated deficit was $48,267,171 at December 31, 2011, and $41,969,908 at December 31, 2010.  Net loss before non-controlling interest for the year ended December 31, 2011, was $7,043,410, as compared to $4,954,638 for the year ended December 31, 2010.  Our current liabilities exceeded our current assets by $25,540,389 as of December 31, 2011, and by $21,140,941 as of December 31, 2010.  For the years ended December 31, 2011 and 2010, we experienced negative cash flows from operating activities of $320,115 and $688,240, respectively.

Cash

The amount of cash used in operating activities during the year ended December 31, 2011, decreased by $368,125, as compared to the year ended December 31, 2010, driven primarily by the decrease of inventories and an increase in legal expenses.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased to $27,585 during the year ended December 31, 2011. The allowance for doubtful accounts increased by $577,903 during the year ended December 31, 2011, due to collection issues with distributors who were uncertain of the future of energy drinks and the renewal of the product license between Playboy and PlayBev. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.

Accounts Payable, Accrued Liabilities, and Short-Term Debt

During the year ended December 31, 2011, accounts payable, accrued liabilities, advances payable, interest payable and short-term debt increased by $870,985 to a combined balance of $15,585,277 as of December 31, 2011.  The increase includes a decrease of $135,034 in accrued liabilities, $22,275 decrease in short-term debt, and $1,033,294 increase in accounts payable.  The increase in accounts payable activity is a result of continued PlayBev-related services performed during the year for beverage development, distribution, marketing, and legal services.  At December 31, 2011, we owed $3,800,263 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

Convertible Debentures

2011 YA Forbearance Agreement

As of December 31, 2010, we had outstanding convertible debentures issued during previous periods to YA Global with an aggregate outstanding balance of $3,161,355, including accrued interest of $856,546, that were then in default.  In January 2011, we and YA Global entered into a forbearance agreement and related agreements (the “2011 YA Forbearance Agreement”).

In the 2011 YA Forbearance Agreement, we ratified our previous obligations under the debentures; provided the guaranty of our president, Iehab Hawatmeh, secured by one-half of his interest in PlayBev; provided a confession of judgment in litigation by YA Global against Katana, to whom we had transferred certain collateral pledged to YA Global, and issued a new warrant to purchase to purchase 25,000,000 shares of our common stock at an exercise price of $0.02 per share, expiring December 2015.  Additionally, we agreed to pay the debentures, $225,000 at signing the 2011 YA Forbearance Agreement ($75,000 to be applied to transaction costs), $75,000 per month for February through April 2011, $200,000 per month for May through December 2011, and the balance on December 31, 2011 (the “Termination Date”).

We had the right, subject to the consent of YA Global, to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares being equal to 85% of the lowest closing bid price of our common stock during the 10 trading days prior to the payment date.  The amount applied as a payment on the note and accrued interest will be adjusted to the value of the actual proceeds from the sale of the stock.

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of our common stock, until the earlier of our default under the 2011 YA Agreement or the Termination Date.

The summaries of the terms and conditions of the 2011 YA Forbearance Agreement and the other agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements, which are incorporated in this report.

Default and 2012 YA Forbearance Agreement

We made our required payments through March 1, 2011, as required under the 2011 YA Forbearance Agreement, but thereafter did not make additional payments.  Following such defaults, YA Global initiated steps to proceed to execute on, take possession of, and sell at auction all of our assets, which had been encumbered to secure our obligations under the debentures.  We negotiated extensions of such execution efforts while we also sought to negotiate another formal forbearance agreement with YA Global.

On March 22, 2012, we entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the “2012 YA Forbearance Agreement”) in which we ratified our previous obligations under the debentures and agreed to pay the debentures, $25,000 at signing the 2012 YA Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014 (the “Termination Date”). In addition to the above minimum payments to YA Global, we are required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not to exceed $50,000 in March 2012 and $25,00 per month in April 2012 and thereafter, until the balance is paid.

We continue to have the right, subject to the consent of YA Global, to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares being equal to the lowest closing bid price of our common stock during the 20 trading days prior to the payment date.  The amount applied as a payment on the note and accrued interest will be adjusted to the value of the actual proceeds from the sale of the stock.

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of our common stock, until the earlier of our default under the 2012 YA Forbearance Agreement or the Termination Date.

ABS Obligations

In connection with our prior litigation with ABS in its Chapter 11 reorganization proceeding in California, ABS obtained judgments in March and May 2011 against us aggregating approximately $1,850,000, plus interest, enjoined us from making certain distributions from our subsidiaries, and assigned such subsidiary distributions to ABS.  YA Global contested such injunction and assignment on the ground that such distributions had previously been encumbered to secure payment of the debentures due YA Global.  In March 2011, ABS sought to hold us in contempt of the bankruptcy court’s order for making subsidiary distributions to us of over $150,000.  YA Global asserted its priority lien in all of such distributions and proceeded with steps to execute on all of our assets encumbered in favor of YA Global, as noted above.

In conjunction with negotiating the 2012 YA Forbearance Agreement with YA Global, we also resolved our disputes with ABS pursuant to a forbearance agreement (the “ABS Forbearance Agreement”). On March 22, 2012, we entered into a formal forbearance agreement with ABS, dated as of March 1, 2012 (the “ABS Forbearance Agreement”), whereby ABS agreed to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of the definitive ABS Forbearance Agreement and satisfaction of applicable conditions precedent.  The ABS Forbearance Agreement calls for us to pay $7,500 per month for 46 consecutive months (except for a payment of $15,000 in December 2012), commencing in March 2012, with the unpaid balance, as finally determined as provided below, due and payable in January 2016.  No interest on the principal would accrue unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Forbearance Agreement.  In addition, we stipulated to an additional judgment for attorney’s fees incurred in negotiating the ABS Forbearance Agreement and entering into the related definitive agreements and in related post-judgment collection efforts.  The obligation to pay $1,835,000 under the ABS Forbearance Agreement would be secured by an encumbrance on all of our assets, subject to the prior lien and encumbrance in favor of YA Global.

The principal amount of $1,835,000 due under the ABS Forbearance Agreement would be reduced by the greater of the amount of credit granted in the bankruptcy proceedings for the value of the intellectual property we previously conveyed to ABS and the amount received by ABS from the sale of such intellectual property to a third party during the term of the ABS Forbearance Agreement, plus the amount of any distribution to which we are entitled as a creditor of ABS, provided, however, that in no event would the amount due under the ABS Forbearance Agreement be reduced below $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement.  ABS entered into a subordination agreement subordinating the obligation under the ABS Forbearance Agreement in favor of the obligations and first-priority security interest of YA Global.  We conveyed to ABS the trademarks and intellectual property previously conveyed by ABS to us.

Our appeal of the approximately $1.8 million judgment has been remanded in the ABS bankruptcy proceedings to conclusively determine the amount of credit due us for the conveyance of the intellectual property.  Except for the determination of the fair market value of the intellectual property and any enforcement or collection proceedings that may be required under the ABS Forbearance Agreement, all litigation and disputes between ABS and its affiliates, on the one hand, and us and our affiliates, on the other hand, would be dismissed, including the pending order to show cause regarding contempt against us, our subsidiaries, and Iehab Hawatmeh.

We have assigned to ABS our creditor claim against the estate of ABS, to the extent of the balance due under the ABS Forbearance Agreement.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Forbearance Agreement will be paid to us.

Liquidity and Financing Arrangements

We have a history of substantial losses from operations as well as using, rather than providing, cash in operations.  We had an accumulated deficit of $48,267,171, along with a total stockholders’ deficit of $16,592,723, at December 31, 2011.  In addition, we have used, rather than provided, cash in our operations for the years ended December 31, 2011 and 2010, of $320,115 and $688,240, respectively.  During the year ended December 31, 2011, our monthly operating costs and interest expense averaged approximately $612,000 per month.

As a result of the recent execution of the 2012 Forbearance Agreement with YA Global and the ABS Forbearance Agreement, we have fixed payments due on these secured obligations in 2012 aggregating $50,000 during the first quarter, $97,500 during the second quarter, $172,500 during the third quarter and $280,000 during the last quarter. We are dependent on ongoing revenue from the distribution of Playboy-licensed energy drinks, and ongoing dispute respecting the status of the PlayBev license to market Playboy-licensed energy drinks makes it uncertain whether we will be able to continue those activities. We cannot assure that our efforts to resolve those disputes will enable us to continue our energy drink distribution segment or that, if resolved, the terms would be favorable to us. In any event, we will likely need to fund increased energy drink distribution activities from external sources, either directly or through PlayBev, and we cannot assure that we will be able to obtain such funding. If we are able to facilitate obtaining new funding for PlayBev, such funding would likely not be available to us to meet our general company needs.

In conjunction with our efforts to improve our results of operations, we are also actively seeking infusions of capital from investors and sources to repay our existing convertible debentures and other secured indebtedness.  In our current financial condition, it is unlikely that we will be able to obtain additional debt financing.  Even if we did acquire additional debt, we would be required to devote additional cash flow to servicing the debt and securing the debt with assets.  Accordingly, we are looking to obtain equity financing to meet our anticipated capital needs.  There can be no assurance that we will be successful in obtaining such capital.  If we issue additional shares for debt and/or equity, this will dilute the value of our common stock and existing shareholders’ positions.

There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short or the long term.  If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due, which would raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition - Revenue is recognized when products are shipped.  Title passes to the customer or independent sales representative at the time of shipment.  Returns for defective items are repaired and sent back to the customer.  Historically, expenses associated with returns have not been significant and have been recognized as incurred.

Royalty income is included as part of sales. We recognize royalty revenue as it is earned. The customer distribution agreements generally specify minimum royalty fees due to us during the contract period. We recognize royalty income on a straight-line basis over the term of the distribution agreement when based on management's analysis of sales history, the customer is not expected to meet the minimum required sales projections for the contract period.

Revenue on refundable customer deposits is applied to customer sales in accordance with the distribution agreement, unless the customer is in default with the terms of the distribution agreement and the deposit is forfeited. We recognize revenue on refundable deposits in the event the customer defaults on the terms of the distribution contract.

Shipping and handling fees are included as part of net sales.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

We signed an Assignment and Exclusive Services Agreement with GMA, a related party, whereby revenues and all associated performance obligations under GMA’s web-hosting and training contracts were assigned to us.  Accordingly, this revenue is recognized in our financial statements when it is collected, along with our CirTran Online revenue.

We sold our Salt Lake City, Utah, building in a sale/leaseback transaction and reported the gain on the sale as deferred revenue to be recognized over the term of lease pursuant to Financial Accounting Standards Board Accounting Standards Codification, or ASC, 840-10, Accounting for Leases. The lease agreement was terminated during 2011 and the remainder of the deferred revenue was recognized upon this termination event.

We have entered into a Manufacturing, Marketing and Distribution Agreement with PlayBev, a consolidated entity, whereby we are the vendor of record in providing initial development, promotional, marketing, and distribution services.  Amounts billed to PlayBev in connection with the development and marketing of its new energy drink have eliminated in consolidation.

Impairment of Long-Lived Assets - We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment.  We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically five to seven years.  Amortization expense was $26,543 and $444,456 for each of the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company recognized a loss on impairment of $142,917.

Financial Instruments with Derivative Features - We do not hold or issue derivative instruments for trading purposes.  However, we have financial instruments that are considered derivatives or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet.  We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives using the Multi-nomial Lattis model as of December 31, 2011 and the Black-Scholes option pricing model as of December 31, 2010.  The fair value of the derivative instruments is measured each quarter, with the change recorded in earnings.

Registration Payment Arrangements - On January 1, 2007, we adopted ASC 815-40, Accounting for Registration Payment Arrangements.  Under ASC 815-40 and ASC 450-10, Accounting for Contingencies, a registration payment arrangement is an arrangement whereby: (a) we have agreed to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period; (b) we will endeavor to keep a registration statement effective for a specified period; and (c) transfer of consideration is required if we fail to meet those requirements.  When we issue an instrument coupled with these registration payment requirements, we estimate the amount of consideration likely to be paid under the agreement, and offset such amount against the proceeds of the instrument issued.  The estimate is then reevaluated at the end of each reporting period and any changes recognized as a registration penalty in the results of operations.  As further described in Note [9] to the consolidated financial statements, we have instruments that contain registration payment arrangements.  The effect of implementing this has not had a material effect on the financial statements because we consider probability of payment under the terms of the agreements to be remote.

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

We use the Black-Scholes model for calculating the fair value pro forma disclosures under ASC 718-10, and will continue to use this model, which is an acceptable valuation approach under ASC 718-10.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear at the end of this report, beginning with the Index to Financial Statements on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2011, because of certain deficiencies involving internal controls constituted material weaknesses, as discussed below.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2011, the following items that were previously reported as material control weaknesses were relieved:

•
Financial Reporting Process - We previously did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the effects of the consolidation of PlayBev LLC as a variable interest entity, impairment of long lived assets, and proper accounting for embedded derivative liabilities. However, management believes that these issues have been addressed and appropriately reflected within this annual report and the included consolidated financial statements.

•
Inventory - We previously failed to maintain effective internal controls over the tracking of inventory and adjusting its' corresponding cost to reflect lower of cost or market. However, management believes that this issue has been addressed and appropriately reflected within this annual report and the included consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

As of December 31, 2011, management identified the following material weaknesses:

•
Control Environment - We did not maintain an effective control environment for internal control over financial reporting.  Specifically, we concluded that we did not have appropriate controls in the following areas.

•
Segregation of Duties - As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties.  The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

•
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

•
Financial Reporting Process - We did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles.  Specifically, we initially failed to appropriately account for and recognize year-end accrued liabilities and long-term debt.  We failed to maintain adequate controls over the financial closing process and the posting of manual journal entries. However, management believes that these issues have been addressed and appropriately reflected within this annual report and the included consolidated financial statements.

•	Access to Cash - Our president has debit cards for most of our bank accounts and the ability to transfer from his personal bank account and our bank accounts.

These weaknesses are continuing.  Management and the board of directors are aware of these weaknesses that result because of limited resources and staff.  Management has begun the process of formally documenting our key processes as a starting point for improved internal control over financial reporting.  Efforts to fully implement the processes we have designed have been put on hold due to limited resources, but we anticipate a renewed focus on this effort in the near future.  Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from our definitive proxy statement for our 2012 annual meeting of stockholders under the captions “Corporate Governance,” “Proposal 1. Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information from our definitive proxy statement for our 2012 annual meeting of stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from our definitive proxy statement for our 2012 annual meeting of stockholders under the captions “Principal Stockholders” and “Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information from our definitive proxy statement for our 2012 annual meeting of stockholders under the captions “Certain Relationships and Related-Party Transactions” and “Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information from our definitive proxy statement for our 2012 annual meeting of stockholders under the caption “Relationship with Independent Auditors” is incorporated herein by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed July 17, 2000.

3.2	Amended and Restated Bylaws	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011.

3.3	Articles of Amendment to Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011.

Item 10.	Material Contracts

10.1	Securities Purchase Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.

10.2	Form of 5 percent Convertible Debenture, due December 31, 2007, issued by CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.

10.3	Investor Registration Rights Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.

10.4	Security Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.

10.5	Escrow Agreement between CirTran Corporation, Highgate House Funds, Ltd., and David Gonzalez dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.

Exhibit Number	Title of Document	Location

10.6	Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of June 15, 2006.	Incorporated by reference from our Registration Statement on Form SB-2/A (No. 333-128549) filed June 21, 2006

10.6	Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of June 15, 2006.	Incorporated by reference from our Registration Statement on Form SB-2/A (No. 333-128549) filed June 21, 2006

10.8	Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of May 24, 2006	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.

10.9	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.

10.10	Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.

10.11	Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.

10.12	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.

10.13	Asset Purchase Agreement, dated as of June 6, 2006, by and between Advanced Beauty Solutions, LLC, and CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed June 13, 2006.

10.14	Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of June 30, 2006	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.

10.15	Warrant for 20,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.

10.16	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.

10.17	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.

Exhibit Number	Title of Document	Location

10.18	Warrant for 23,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.

10.19	Lockdown Agreement by and between CirTran Corporation and Cornell Capital Partners, LP, dated as of July 20, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed July 27, 2006.

10.20	Lockdown Agreement by and among CirTran Corporation and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of July 20, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed July 27, 2006.

10.21	Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of August 10, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed August 10, 2006.

10.22	Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of August 10, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed August 10, 2006.

10.23	Amended Lock Down Agreement by and among the Company and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of November 15, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.

10.24	Amended Lock Down Agreement by and between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.

10.25	Amendment to Debenture and Registration Rights Agreement between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.

10.26	Amendment Number 2 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007	Incorporated by reference from our Current Report on Form 8-K filed January 19, 2007.

Exhibit Number	Title of Document	Location

10.27	Amendment Number 4 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007	Incorporated by reference from our Current Report on Form 8-K filed January 19, 2007.

10.28	Amendment to Employment Agreement for Iehab Hawatmeh, dated January 1, 2007	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006, filed April 17, 2007.

10.29	Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC, dated April 16, 2007	Incorporated by reference from our Current Report on Form 8-K filed April 20, 2007.

10.30	Triple Net Lease between CirTran Corporation and Don L. Buehner, dated as of May 4, 2007	Incorporated by reference from our Current Report on Form 8-K filed May 10, 2007.

10.31	Commercial Real Estate Purchase Contract between Don L. Buehner and PFE Properties, L.L.C., dated as of May 4, 2007	Incorporated by reference from our Current Report on Form 8-K filed May 10, 2007.

10.32	Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of May 25, 2007	Incorporated by reference from our Current Report on Form 8-K filed June 1, 2007.

10.33	Amendment Number 3 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P.	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.

10.34	Amendment Number 6 to Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P.	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.

10.35	Agreement between and among CirTran Corporation, YA Global Investments, L.P., and Highgate House Funds, LTD	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.

10.36	Promissory Note	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.

10.37	Form of Warrant	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.

10.38	Subscription Agreement between the Company and Haya Enterprises, LLC	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.

Exhibit Number	Title of Document	Location

10.39	Amended and Restated Forbearance Agreement, with exhibits, including form of Warrant	Incorporated by reference from our Current Report on Form 8-K filed January 28, 2011.

10.40	Forbearance Agreement, including exhibits, with YA Global Investments, L.P. dated as of March 1 2012, and entered into on March 22, 2012	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2012.

10.41	Forbearance Agreement, including exhibits, with Advanced Beauty Solutions, LLC, dated as of March 1, 2012, and entered into on March 22, 2012	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2012.

Item 21.	Subsidiaries of the Registrant

21.01	Schedule of subsidiaries	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2010, filed April 11, 2011

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications

32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101.	Interactive Data

101 INS	XBRL Instance Document*	This filing.

101 SCH	XBRL Schema Document*	This filing.

101 CAL	XBRL Calculation Linkbase Document*	This filing.

101 DEF	XBRL Definition Linkbase Document*	This filing.

101 LAB	XBRL Labels Linkbase Document*	This filing.

101 PRE	XBRL Presentation Linkbase Document*	This filing.
_______________

The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.  Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CirTran Corporation

Date: April 16, 2012	By:	/s/ Iehab J. Hawatmeh
Iehab J. Hawatmeh
President
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 16, 2012	/s/ Ihab J. Hawatmeh
Iehab J. Hawatmeh, President, Chief Executive Officer, Director, and Principal Financial and Accounting Officer

April 16, 2012	/s/ Fadi Nora
Fadi Nora, Director

April 16, 2012	/s/ Kathryn Hollinger,
Kathryn Hollinger, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon is filed as part of this Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
CirTran Corporation

We have audited the accompanying consolidated balance sheets of CirTran Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit, has suffered losses from operations, has negative working capital and one of the consolidated subsidiaries has filed for Chapter 11 bankruptcy which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
April 16, 2012

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$173,780	$4,767
Trade accounts receivable, net of allowance for doubtful accounts of $1,023,156 and $445,253, respectively	27,585	629,830
Inventory, net of reserve of $2,271,008 and $2,065,558, respectively	465,074	542,356
Prepaid royalty	-	500,000
Prepaid deposits	-	109,874
Other	26,136	379,929
Total current assets	692,575	2,166,756

Investment in securities, at cost	300,000	300,000
Long-term receivable, net of allowance of $0 and $367,024, respectively	-	1,215,871
Property and equipment, net	172,480	335,547
Intellectual property, net	-	169,459
Other assets, net	2,010	8,267

Total assets	$1,167,065	$4,195,900

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks written in excess of bank balance	$208,193	$203,460
Accounts payable	4,079,330	3,331,092
Related party payable	705,056	420,000
Short term advances payable	3,800,263	3,827,538
Accrued liabilities	2,589,709	3,218,927
Accrued payroll and compensation expense	1,913,075	1,542,684
Accrued interest	2,054,148	1,930,355
Deferred revenue	3,485,463	1,882,191
Derivative liability	294,717	1,412,646
Convertible debenture	3,161,355	3,161,355
Refundable customer deposits	1,317,387	1,117,387
Liabilities subject to compromise (see Note 13)	1,122,154	-
Current maturities of long-term debt	906,585	850,620
Current liabilities to minority interest holders	443,696	-
Note payable to stockholders and members	151,833	409,442
Total current liabilities	26,232,964	23,307,697

Total liabilities	26,232,964	23,307,697

Stockholders' deficit
CirTran Corporation stockholders' deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares;issued and outstanding shares: 1,819,302,289 and 1,498,972,923	1,819,297	1,498,968
Additional paid-in capital	29,872,151	29,128,672
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(48,267,171)	(41,969,908)
Total CirTran Corporation stockholders' deficit	(16,592,723)	(11,359,268)
Noncontrolling interest	(8,473,176)	(7,752,529)
Total stockholders' deficit	(25,065,899)	(19,111,797)

Total liabilities and stockholders' deficit	$1,167,065	$4,195,900

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31,	2011	2010

Net sales	$3,064,438	$9,044,902
Cost of sales	(1,118,518)	(3,646,343)
Royalty expense	(2,142,765)	(2,257,582)

Gross profit (deficit)	(196,845)	3,140,977

Operating expenses
Selling, general and administrative expenses	6,246,311	5,738,682
Non-cash compensation expense	132,063	374,783
Total operating expenses	6,378,374	6,113,465

Loss from operations	(6,575,219)	(2,972,488)

Other income (expense)
Interest expense	(966,419)	(1,177,761)
Gain on sale/leaseback	507,216	81,074
Other income	76,547	85,500
Gain (loss) on settlement of debt	186,914	(81,666)
Loss on settlement of litigation	(1,305,871)	-
Impairment of intellectual properties	(142,917)	-
Gain (loss) on derivative valuation	1,176,339	(889,297)
Total other expense, net	(468,191)	(1,982,150)

Net loss	(7,043,410)	(4,954,638)

Net loss attributable to noncontrolling interest	746,147	2,336,985

Net loss attributable to CirTran	$(6,297,263)	$(2,617,653)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	1,590,409,839	1,498,972,923

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional			Non-
	Number		paid-in	Subscription	Accumulated	controlling
	of shares	Amount	capital	receivable	deficit	interest	Total

Balances at December 31, 2009	1,498,972,923	$1,498,968	$29,117,928	$(17,000)	$(39,352,255)	$(5,415,544)	$(14,167,903)

Options granted to employees, consultants and attorneys	-	-	3,986	-	-		3,986

Warrants granted to consultants and attorneys	-	-	6,758	-	-		6,758

Net loss	-	-	-	-	(2,617,653)	(2,336,985)	(4,954,638)

Balances at December 31, 2010	1,498,972,923	$1,498,968	$29,128,672	$(17,000)	$(41,969,908)	$(7,752,529)	$(19,111,797)

Capital contributions	-	-	-	-	-	25,500	25,500

Options granted to consultants	-	-	56,014	-	-	-	56,014

Shares issued in settlement of debt	280,329,366	280,329	723,465	-	-	-	1,003,794

Exercise of stock options by consultants	40,000,000	40,000	(36,000)	-	-	-	4,000

Net loss	-	-	-	-	(6,297,263)	(746,147)	(7,043,410)
Balances at December 31, 2011	1,819,302,289	$1,819,297	$29,872,151	$(17,000)	$(48,267,171)	$(8,473,176)	$(25,065,899)

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2011	2010

Cash flows from operating activities
Net loss	$(7,043,410)	$(4,954,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189,609	653,615
Accretion expense	36,065	233,560
Provision for doubtful accounts	-	204,653
Provision for obsolete inventory	-	20,100
Gain on assignment of intangibles	-	205,462
Loss on disposal of PP&E	529	-
Gain on sale - leaseback	(507,216)	(81,074)
Impairment of long-term receivable	-	367,024
Non-cash compensation expense	46,053	374,783
Gain on settlement of debt	(186,914)	81,666
Issuance of warrants for settlement	58,410	-
Loss on impairment of intellectual properties	142,917	-
Options issued for services	27,601	6,758
Change in valuation of derivative	(1,176,339)	889,297
Assignment of receivable for settlement	1,305,871	-
Changes in assets and liabilities:
Trade accounts receivable	602,245	(361,536)
Inventories	77,282	311,194
Prepaid expenses and other current assets	616,131	(43,326)
Other current assets	353,793	-
Accounts payable	780,647	283,501
Related party payable	285,056	420,000
Accrued liabilities	2,468,283	2,525,043
Deferred revenue	1,603,272	(393,776)
Customer deposits	-	(1,430,546)

Net cash (used) in operating activities	(320,115)	(688,240)

Cash flows from financing activities
Payments on notes payable to related party	-	(48,571)
Principal payments on long-term debt	-	(54,169)
Checks written in excess of bank balance	4,733	(13,901)
Contributions by noncontrolling interest	25,500	-
Proceeds from short-term advances	1,128,190	1,895,410
Payments on short-term advances	(669,295)	(1,094,350)

Net cash provided by financing activities	489,128	684,419

Net increase (decrease) in cash and cash equivalents	169,013	(3,821)

Cash and cash equivalents at beginning of year	4,767	8,588

Cash and cash equivalents at end of year	$173,780	$4,767

 The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$382,431	$74,686
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Accounts payable settled on behalf of the
Company for issuance of short term advances	363,880	-
Issuances of stock options in settlement of accounts payable	28,414	-
Debt and accrued liabilities converted to equity	1,003,794	-
Net assets assumed in consolidation of PlayBev	-	8,650,962
Debt settled in exchange for intangible assets	-	2,600,747
Debt settled on behalf of company for issuance of short term advances	-	114,139
Non-cash exercise of options for prepaid expenses	40,000	-
Payment of short-term advances through issuance of note payable	30,000	-

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

General - CirTran Corporation manufactures, markets, and distributes internationally an energy drink under a license, now in dispute, with Playboy Enterprises, Inc., or Playboy, and in the U.S., it provides a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs (original equipment manufacturers) in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries.  CirTran’s services include pre-manufacturing, manufacturing, and post-manufacturing services.  CirTran’s goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of CirTran Corporation and its wholly owned subsidiaries: CirTran Beverage Corp., CirTran Products Corp., CirTran Online Corp., CirTran Media Corp., CirTran Corporation (Utah), CirTran - Asia, Inc., and Racore Network, Inc.

The consolidated financial statements also include the accounts of After Bev Group LLC ("AfterBev"), a majority controlled entity, and Play Beverages LLC ("PlayBev"), a consolidated variable interest entity. PlayBev holds a license agreement to manufacture and distribute energy drinks and water under the Playboy name. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition - Revenue is recognized when products are shipped, title passes to the customer or independent sales representative at the time of shipment, the price is fixed and determinable and collectability of revenue is reasonably assured. Returns for defective items are either repaired and sent back to the customer or returned for credit or replacement product. Historically, expenses associated with returns have not been significant and have been recognized as incurred.

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

Revenue on refundable customer deposits is applied to customer sales in accordance with the distribution agreement, unless the customer is in default with the terms of the distribution agreement and the deposit is forfeited. The Company recognizes revenue on refundable deposits in the event the customer defaults on the terms of the distribution contract.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company through, its consolidated subsidiary PlayBev, has a product license agreement with Playboy to manufacture, market and distribute energy drinks and water. The yearly costs of the license agreement were recorded as a prepaid asset during 2010 and were amortized on a straight-line basis over the life of the term. During 2011, the cost of the license agreement has been recorded as incurred. The Company entered into a Manufacturing, Marketing and Distribution Agreement with PlayBev whereby the Company is the vendor of record in providing initial development, promotional, marketing, and distribution services.

Cash and Cash Equivalents - The Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. Deposits are made to the Company in connection with distribution agreements. The deposits are either refundable or applied to invoices based on either annual minimum sales requirements and/or actual sales shipments, as detailed in the individual distribution agreement.

Accounts Receivable - Accounts receivable are carried at the original invoice amount, less an estimate made for doubtful accounts based on a review of outstanding amounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivable, and changes in payment histories. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Bad debt expense for the years ended December 31, 2011 and 2010 was $1,396,885 and $281,867 respectively.

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

When there is evidence that the inventory's value is less than original cost, the inventory is reduced to market value. The Company determines market value on current resale amounts and whether technological obsolescence exists. The Company has agreements with most of its manufacturing customers that require the customers to purchase inventory items related to their contracts in the event that the contracts are cancelled.

Pre-production Design and Development Costs - The Company incurs certain costs associated with the design and development of molds and dies for its contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. The Company holds title to all molds and dies used in the manufacture of its various products. The Company held $2,010 in deposits at December 31, 2011 and 2010, respectively. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at December 31, 2011 and 2010, was $100,761 and $234,279, respectively.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Securities - The cost of the Company's cost-method investment consist of an investment in a private digital multi-media technology company that totaled $300,000 at December 31, 2011. As the Company owned less than 20% of the company’s stock as of December 31, 2011 and no significant influence or control exists, the investment is accounted for using the cost method. The Company evaluated the investment for impairment. No impairment was noted as of December 31, 2011.

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

Depreciation expense for the years ended December 31, 2011 and 2010 was $163,067, and $209,159, respectively.

Patents - Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patent costs are amortized over the estimated useful life of the patent.

Impairment of Long-Lived Assets -The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. The Company recorded an expense for impairment of long-lived assets of $142,917 and $0, respectively during the years ended December 31, 2011 and 2010.

Long-lived asset costs are amortized over the estimated useful life of the asset, which is typically five to seven years. Amortization expense was $26,542, and $444,456 for the years ended December 31, 2011 and 2010, respectively.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using a Multi-nomial Lattis model as of December 31, 2011 and used the Black-Scholes model prior to that. The change in valuation models is considered a change in accounting estimate and as such there are no prior period effects to the financial statements. The fair values of the derivative instruments are measured each quarter. The Company recorded a gain of $1,176,339 on derivative valuation for the year ended December 31, 2011, and a loss of $889,297 for the year ended December 31, 2010.

Advertising Costs - The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2011 and 2010 were $0 and $12,285, respectively and are included as a component of selling, general and administrative expenses.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation - The Company has outstanding stock options to directors and employees, which are described more fully in Note 21. The Company accounts for its stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period).

Stock-based employee compensation incurred for the years ended December 31, 2011 and 2010, was $132,063 and $374,783, respectively. During the year ended December 31, 2011 and 2010, the Company did not grant options to purchase shares of common stock to employees due to the unavailability of issuable stock. The Company accrued an expense of $46,053 during 2011 for employee options relating to the employment contracts of these employees.

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

Concentrations of Risk - Financial instruments that potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells principally to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, which generally have been within management's expectations. At December 31, 2011 and 2010, this allowance was $1,023,156 and $455,253, respectively.

During the year ended December 31, 2011, sales to four customers of the beverage distribution segment accounted for 24%, 16%, 16% and 11% of net sales..

During the year ended December 31, 2010, sales to two customers of the beverage distribution segment accounted for 16% and 11% of net sales.

During 2006, PlayBev,entered into an exclusive licensing agreement with Playboy, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and "Rabbit Head" logo symbol. In May 2007, PlayBev entered into an exclusive agreement with the Company to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world. The exclusive arrangement with Playboy creates a concentration of supply risk. The Company will not be able to market its products under the Playboy brand without the licensing agreement and would be at risk to lose significant marketability of its products. In March 2012, Playboy and PlayBev extended the licensing agreement through July 31, 2012 to allow PlayBev and Playboy to negotiate a potential new licensing agreement.

Fair Value of Financial Instruments - The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes payable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value.

Loss Contingencies – The Company is subject to various legal and administrative proceedings, asserted and potential claims, and potential asset impairments (loss contingencies) that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss has been incurred. The outcomes of legal and administrative proceedings and claims, and the estimation asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. At least quarterly, the Company reviews the status of each significant matter, and the Company  may revise its estimates. These revisions could have a material impact on the Company’s results of operations and financial position.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 4,245,301,050 and 2,580,789,574 in potentially issuable common shares at December 31, 2011 and 2010, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Short-term Advances – The Company has short-term advances with various individuals. These advances are due upon demand, carry no interest and are not collateralized. These advances are classified as short-term liabilities.

Recent Accounting Pronouncements -In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this pronouncement for its fiscal year beginning January 1, 2012. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

NOTE 3 – REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $7,043,410 and $4,954,638 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company had an accumulated deficit of $48,267,171 and $41,969,908, respectively. In addition, the Company used, rather than provided, cash in its operations in the amounts of $320,115 and $688,240 for the years ended December 31, 2011 and 2010, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue energy drink distribution, its principal source of revenue, is subject to interruption or termination because of PlayBev’s ongoing Chapter 11 reorganization proceedings and disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks. Playboy sought in PlayBev’s Chapter 11 reorganization proceedings to terminate PlayBev’s license to market Playboy-licensed energy drinks, but in March 2012, extended the licensing agreement through July 31, 2012, to allow PlayBev and Playboy to negotiate a potential new licensing agreement..  The Company cannot assure that Playboy’s current willingness to discuss a possible settlement rather than aggressively pursue a judicial determination will continue.  If the Playboy licensing dispute is not resolved satisfactorily through a negotiated settlement or litigation in such proceeding, PlayBev would be required to terminate its beverage distribution activities, which are currently the source of the Company’s principal revenues.  Such termination may require the Company to cease its activities and seek protection from creditors.

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

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company provides product marketing services to the direct response and retail markets for both proprietary and non-proprietary products. This segment provides campaign management and marketing services for the Direct Response, Retail and Beverage Distribution markets. The Company intends to continue to provide marketing and media services to support its own product efforts, and offer to customers marketing service in channels involving television, radio, print media, and the internet.

With respect to electronics assembly and manufacturing, the Company intends to serve these industries, although it anticipates that its focus will shift more to providing services on a subcontract basis.

NOTE 4 - VARIABLE INTEREST ENTITY

Consolidation of PlayBev - During the year ended December 31, 2007 the Company, through AfterBev a 51% voting and 4% economic interest consolidated subsidiary, purchased a 50% ownership in PlayBev for $750,000. As condition of the purchase, AfterBev was to develop an acceptable operating plan for PlayBev, procure a credit facility with a third party at prevailing market rates sufficient to fund PlayBev's working capital needs, and provide a third- party vendor to develop, manufacture, and distribute the energy drink product. Upon satisfactory completion of these events, AfterBev was granted an additional 1% ownership interest in PlayBev bringing its total investment to 51%. Certain participating rights held by the minority interest holders of PlayBev prevented it being consolidated with the Company under the majority ownership accounting guidance. The Company was selected to develop, manufacture, and distribute the energy drinks as well as provide the credit facility to support the working capital needs of PlayBev.

Effective January 1, 2010, the Company adopted the new provisions under Generally Accepted Accounting Principles ("GAAP"), ASC 810-10, "Consolidation of Variable Interest Entities" which caused it to reevaluate its involvement with PlayBev. The Company determined that it was the primary beneficiary of PlayBev and that the assets, liabilities and operations of PlayBev should be consolidated into its financial statements beginning January 1, 2010. This assessment was made based on the following factors:

•	The nature of the credit facility has changed dramatically since it was established.

•
The credit facility originally was to be used to develop and market the energy drinks. Even though the product has been developed, significant costs are continually being added. PlayBev still has no operations of its own and the Company is providing all or a majority of the operating activity of PlayBev. These costs are being pushed through the credit facility.

•	The Company has continually made the royalty payment owed to Playboy on behalf of PlayBev.

•	The credit facility was originally limited to a $2.0 million balance and the intent was for it to be a revolving line of credit. Currently the balance owed under the credit facility is $10,013,223.

•
PlayBev has not established that it can generate cash to pay for its own operations. Instead royalty payments owed to PlayBev by the Company are offset by the large amount owed to CirTran under the credit facility.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the accompanying financial statements are the following assets and liabilities of PlayBev as of December 31, 2011, and December 31, 2010:

		Prepetition		Postpetition
		Liabilities		Liabilities

	December 31, 2011	December 31, 2011		December 31, 2011	December 31, 2010

Other Assets	$1,681				$361
Prepaid Royalty	-				500,000
Total Assets	$1,681				$500,361

Accrued Interest	$417,174	$319,954	(a)	$97,220	$266,129
Royalty Payable	644,759	552,200	(a)	92,559	552,150
Notes Payable to Shareholders	250,000	250,000	(a)	-	250,000
Total Liabilities	$1,311,933	$1,122,154		$189,779	$1,068,279

(a)
These balances include pre-petition liabilities subject to compromise (See Notes 6 and 16). The Company also has intercompany receivables and payables of $10,013,223 that have been eliminated in consolidation.

The liabilities above include royalties payable under a license agreement with LIB-MP on beverage sales.

 NOTE 5 – INVENTORY

Inventory consists of the following:

	December 31,	December 31,
	2011	2010
Raw Materials	$2,076,066	$1,730,086
Work in Process	157,534	139,947
Finished Goods	502,482	737,881
Allowance / Reserve	(2,271,008)	(2,065,558)
Totals	$465,074	$542,356

During 2011 and 2010, write downs of $205,450 and $20,100, respectively, were recorded to reduce items considered obsolete or slow moving to their market value.

NOTE 6 - PREPAID ROYALTY

In 2010, the Company prepaid royalties to Playboy Enterprises through its subsidiary PlayBev. During 2011, royalty expense related to Playboy Enterprises was $2,000,000. In 2011, expenses were recorded as incurred. As of December 31, 2011, the remaining balance in prepaid royalties was $0.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company then agreed to lease back the property from the buyer, an individual who later became one of the Company's directors for a period.. The term of the lease was for 10 years, with an option to extend the lease for up to three additional five-year terms. The monthly lease payment was $10,000. The Company also recorded a gain on the sale of the property of $810,736, which is being deferred over the life of the lease. The Company recognized $81,074 of the deferral during the year ended December 31, 2010. During the year ended December 31, 2011 the lease was terminated and the remaining deferred gain of $507,216 was recognized in other income.

NOTE 8 - ADVANCE BEAUTY SOLUTIONS RECEIVABLE

In June 2006, the Company and Advanced Beauty Solutions ("ABS") signed an agreement to settle certain disputed claims the Company had against ABS. Pursuant to the settlement of ABS's bankruptcy proceedings and the terms of the agreement, the Company obtained an allowed claim against ABS in the amount of $2,350,000. Of this amount, $750,000 was credited to the purchase of substantially all of ABS's assets under the terms of a separate asset purchase agreement (see below). Pursuant to the settlement, the Company was allowed to participate as a general unsecured creditor of ABS in the remaining amount of $1,600,000. ABS also had a $2,100,000 general unsecured claim of certain insiders of ABS. Both of these claims are subject to the prior payment of certain other secured, priority, and non-insider claims in the amount of $1,507,011. The settlement also resolved a related dispute with Inventory Capital Group ("ICG"), in which ICG assigned $65,000 of its secured claim against ABS to the Company.

Pursuant to the terms of the asset purchase agreement, in 2006 the Company acquired substantially all of ABS's assets in exchange for a cash payment of $1,125,000, a reduction by $750,000 in the amount owing to the Company, and the obligation to pay to ABS a royalty equal to $3.00 per True Ceramic Pro ("TCP") flat iron unit sold by the Company.

The minimum royalty amount the Company would have to pay was $435,000. The balance of the obligation as of December 31, 2011 and 2010 was $0. During 2010, the Company executed an assignment of copyrights, thereby assigning the Company's copyrights, trademark, and infomercial received in the settlement back to ABS (see Note 10) as a reduction of its recorded liabilities of $1,582,895. Subsequently, the Company filed a motion to declare judgment fully satisfied or alternatively to recoup mutual debts, requesting that the court determine that the Company's assignment of the copyrights and related intangibles resulted in full satisfaction of the ABS judgment. The Company assigned and transferred these intangibles without reservation or exclusion, making ABS the owner of these assets. The realization of the total $1,582,895 long-term receivable due the Company from the ABS estate depends on the Company selling approximately one million TCP units in the future and gradually offsetting the Company's proportionate share of the resultant royalty obligation against the receivable. The Company recognized an allowance expense of $367,024 on the receivable as of December 31, 2010, due to uncertainty of the timing of sales and cash collections related to this receivable. The net balance of the receivable as of December 31, 2010, was $1,215,871.

Subsequent to the year ended December 31, 2011 the Company entered into a forbearance agreement with ABS on March 1, 2012.  As part of the agreement the Company agreed to, among other things, a settlement amount that is to be reduced by any distribution to which the Company was entitled as a creditor of ABS.

The Company followed the guidance in ASC 855-10-25 in determining this to be a recognized subsequent event and therefore recorded a loss on settlement in the amount of $1,305,871 as of December 31, 2011. The recorded loss on settlement consisted of $1,215,871 as a result of the assignment of the ABS receivable and $90,000 for the minimum payment due under the ABS Forbearance agreement.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

			Estimated
			Service Lives
	2011	2010	in Years
Production equipment	$4,025,924	$4,025,924	5-10
Leasehold improvements	997,714	997,714	7-10
Office equipment	220,762	223,940	5-10
Other	53,209	53,209	3-7
Total property and equipment	5,297,609	5,300,787

Less accumulated depreciation	(5,125,129)	(4,965,240)

Property and equipment, net	$172,480	$335,547

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

As of December 31, 2011, the Company reviewed its other intangibles for impairment and determined that the carrying value of the assets was not recoverable and recorded an expense for impairment of intellectual properties of $142,917.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intellectual property and estimated service lives consist of the following:

			Estimated
	December 31,	December 31,	Service Lives
	2011	2010	in Years
Infomercial development costs	$54,946	$54,946	7
Patents	38,056	38,056	7
ABS Infomerical	-	-	5
Trademark	-	-	7
Copyright	-	-	7
Website Development Costs	150,000	150,000	5
Total intellectual property	$243,002	$243,002

Less accumulated amortization	(100,085)	(73,543)

Less loss on impairment	(142,917)	-

Intellectual property, net	$-	$169,459

NOTE 11 - RELATED PARTY TRANSACTIONS

Global Marketing Alliance

The Company entered into an agreement with Global Marketing Alliance ("GMA") and hired GMA's owner as the Vice President of CTO of one of the Company's subsidiaries. Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company's CTO products. In return, the Company provides bookkeeping and management consulting services to GMA and pays GMA a fee equal to 5% of CTO's online net sales. In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations. The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs. During 2011, the Company temporarily suspended its activities under this agreement to focus solely on the distribution and marketing of energy drinks. No revenues were recognized during 2011. The Company recognized revenues from GMA-related products and services in the amount $1,095,086 for the year ended December 31, 2010.

Transactions involving Officers, Directors, and Stockholders

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora's efforts. As of December 31, 2011 the Company owed $52,403 under this arrangement. During the year ended December 31, 2011, Mr. Nora loaned the Company a total of $1,064,830, through cash contributed and expenses paid on the Company’s behalf. Mr. Nora received cash payments totaling $172,000 from the Company during the year ended December 31, 2011 in payment of Company expenses paid by Mr. Nora on a personal credit card. As of December 31, 2011, the Company still owed Mr. Nora $1,299,829 in the form of unsecured advances. These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by Mr. Nora on these loans. In addition, the Company owed Mr. Nora $1,208,756 in accrued liabilities as of December 31, 2011 for selling, general and administrative expenses that were paid for by Mr. Nora on a personal credit card.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has agreed to issue 2,400,000 options each year to Mr. Nora as compensation for services provided as a director of the Company.  The terms of the director agreement requires the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the year ended December 31, 2011, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $4,747, using the following assumptions: estimated 5-year term, estimated volatility of 167.47 and a discount rate of 2.02% (see also Note 12).

In addition, on July 14, 2009, the Company entered into a Stock Purchase Agreement with Mr. Nora to sell to Mr. Nora 75,000,000 shares of common stock of the Company at a purchase price of $0.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by the director to the Company.  Mr. Nora and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances and agreed that the shares would be issued once the Company has sufficient shares to do so. At the August 11, 2011, annual meeting, the stockholders approved increasing the Company’s authorized shares to 4,500,000,000. Thereafter, the 75,000,000 shares were issued in conversion of $225,000 of the amount payable to Mr. Nora.

In 2007, the Company issued a 10% promissory note to a family member of the Company president in exchange for $300,000. The note was due on demand after May 2008. During the years ended December 31, 2011 and 2010, the Company repaid principal and interest totaling $15,040 and $71,013, respectively. At December 31, 2011, the principal amount owing on the note was $151,833. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. During 2011, the Company made no payments towards the outstanding notes. The principal balance owing on the promissory notes as of December 31, 2011, totaled $72,465

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes. The Company President and a Director of the Company signed personally for the notes. Since the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60 day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. At December 31, 2011, the Company showed the balance of $681,912 as part of short-term advances payable on the balance sheet. As of December 31, 2011, all four notes were in default and are accruing interest at the default rate of 36% per year.

The Company has agreed to issue 6,000,000 options each year to the Company President as compensation for services provided as an officer of the Company.  The terms of the employment agreement requires the Company to grant to the Company President options to purchase 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the year ended December 31, 2011, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh.  The fair market value of the options was $11,868, using the following assumptions: estimated 5-year term, estimated volatility of 167.47 and a discount rate of 2.02% (see also Note 12).

As of December 31, 2011, the Company owed the Company president a total of $179,102 in unsecured advances, and 24,000,000 stock options with an aggregated value at time of grant of $148,695. The advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by the Company’s president on these loans.

On July 14, 2009, the Company entered into a Stock Purchase Agreement with Iehab Hawatmeh, the president of the Company, to sell to him 50,000,000 shares of common stock of the Company at a purchase price of $0.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by Mr. Hawatmah to the Company.  Mr. Hawatmeh and the Company acknowledged in the purchase agreement that the Company did not have sufficient shares to satisfy the issuances and agreed that the shares would be issued once the Company has sufficient shares to do so.  At the August 11, 2011, annual meeting, the stockholders approved increasing the Company’s authorized shares to 4,500,000,000. Thereafter, the 50,000,000 shares were issued in conversion of $150,000 of the amount payable to Mr. Hawatmeh.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 5, 2010, the Company entered into a Separation Agreement with Shaher Hawatmeh, the former Chief Operating Officer.  As of the date of the Separation Agreement, Shaher Hawatmeh’s employment with the Company was terminated and he no longer had any further employment obligations with the Company.  In consideration of his execution of the Separation Agreement, the Company agreed to pay Shaher Hawatmeh’s “separation pay” of $210,000 in 26 biweekly payments.  The Company recorded $96,923 and $113,077 of compensation expense for the years ended December 31, 2011 and 2010, under the terms of the Separation Agreement, respectively.  On April 2, 2010, the Company made the first payment to Shaher Hawatmeh.  Additional terms of the Separation Agreement included the issuance and delivery to Shaher Hawatmeh of 10,000,000 shares of the Company’s common stock within a reasonable time following authorization by the Company’s shareholders of sufficient shares to cover such issuance.  The grant date fair value of the shares aggregated to $50,000 as of March 5, 2010, based on the $0.005 per share value as of the effective date of the Separation Agreement. At the August 11, 2011, annual meeting, the stockholders approved increasing the Company’s authorized shares to 4,500,000,000. Thereafter, the 10,000,000 shares were issued to Mr. Hawatmeh.

Sublease

In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”) entered into certain agreements (collectively, the “Katana Agreements”) to reduce the Company’s costs.  The Katana Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s Premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease was for two months with automatic renewal periods of one month each.  The base rent under the Sublease was $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.  Under the Katana Agreements, the Company continues to have rights to operate as a contract manufacturer in the future in the US and offshore.  The income from the sublease to Katana for the year ended December 31, 2011, was $57,000 and was recognized as other income.  On June 30, 2011, the Company’s lease agreement was terminated for the Company's existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah. On July 1, 2011, Katana signed a new lease agreement with the building’s owner and the Company has agreed to pay Katana $5,000 per month for the use of office space and utilities.

NOTE 12 - ACCRUED LIABILITIES

Related-party expenses consist of reimbursable business expenses that were paid for by Mr. Nora, a director of the Company and manager of PlayBev, a consolidated variable-interest entity.

Accrued tax liabilities consist of delinquent payroll taxes, interest and penalties owed by the Company to the Internal Revenue Service (“IRS”) and other tax entities (see note 19).

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued liabilities consist of the following:

	December 31,	December 31,
	2011	2010
Tax liabilities	1,103,044	1,029,449
Related party expenses	1,208,756	981,046
Deferred gain on sale leaseback	-	507,216
Royalty expense	92,559	552,150
Other accrued expenses	185,350	149,066
Totals	$2,589,709	$3,218,927

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

PlayBev Petition for Relief under Chapter 11 - On, August 12, 2011, Play Beverages, LLC (“PlayBev”), a consolidated entity of the Company, filed petitions under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah.  Under Chapter 11, certain claims against PlayBev in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while PlayBev continues business operations as Debtor-in-possession (see also Note 4).  These claims are included in the December 31, 2011, balance sheet and are considered liabilities subject to compromise.  Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims against PlayBev (secured claims) are stayed, although the holders of such claims have the right to move the court for relief from the stay. PlayBev is now a debtor-in-possession and intends to propose and confirm a plan of reorganization in the case.

PlayBev continues to negotiate with its creditors and is formulating a plan of reorganization.  PlayBev also continues to negotiate with Playboy Enterprises International, Inc. regarding a new license agreement  Recently, PlayBev entered into a stipulation with Playboy to suspend all litigation between the parties while they explore the possibility of a mutually beneficial settlement of their disputes.

Registration Rights Agreements - In connection with the Company’s issuance of convertible debentures to YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. (“YA Global”), the Company granted to YA Global certain registration rights, pursuant to which the Company agreed to file a registration statement to register the resale of shares of the Company’s common stock issuable upon conversion of the debentures.  The Company agreed to keep the registration statement effective until all of the shares issuable upon conversion of the debenture have been sold.  The Company has not accrued a liability for potential losses.

Previously, YA Global has agreed to extensions of the filing deadlines inherent in the terms of the convertible debentures mentioned above.  On January 24, 2011, the Company and YA Global entered into a forbearance agreement related to the convertible debentures issued by the Company to YA or its predecessor entities.

YA Global Forbearance Agreements - On June 25, 2010, YA Global filed a lawsuit against the Company asserting claims for breach of contract, breaches of the uniform commercial code, and replevin.  YA Global sought a judgment in the amount of $4,193,380, plus interest and attorneys fees, as well as a writ of replevin to compel the Company to turn over equipment and other property that YA Global claims was pledged as collateral to secure obligations owing to YA Global.

On January 24, 2011, the Company entered into a forbearance agreement with YA Global, including a confession of judgment in its favor.  On February 23, 2011, the court entered judgment based on the confession of judgment against the Company in the principal amount of $3,161,354, plus interest of $825,858.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 22, 2011, YA Global filed a motion in the ABS lawsuit (discussed below) seeking an order clarifying its position with respect to ABS and staying enforcement of that court’s order that the Company pay approximately $35,000 in legal fees to ABS.  In its motion, YA Global notified the Company that it intended to conduct a secured party’s public auction of all of the Company’s assets.  YA Global also informed the Company that it had defaulted under the January 2011 Forbearance Agreement and declared that all of the Company’s obligations to YA Global were immediately due and owing.  Further, YA Global stated that it intended to commence action to collect on the Company’s obligations and instructed it to assemble its assets.

At a hearing held on August 3, 2011, in the ABS reorganization proceeding on YA Global’s motion to stay enforcement, YA Global noted that the date of the proposed secured party’s public auction was August 30, 2011.  At the same time, YA Global notified the Company that the proposed sale of assets would be held on August 30, 2011.

At the hearing in the ABS matter, the Bankruptcy Court denied YA Global’s motion to stay the payment of attorneys’ fees by the Company.  Subsequently, the parties to the January 2011 settlement with YA Global entered into an agreement whereby YA Global agreed to cancel the proposed asset sale without waiver.

On September 30, 2011, YA Global directed the Company to assemble the collateral in order to enable it to take possession on or before October 6, 2011.  Following negotiations with YA Global, the Company confirmed its indebtedness to YA Global and arranged for it to take possession of collateral on October 17, 2011, on which date, all accounts receivable, collections, and other proceeds and products of the collateral would be held in trust by the Company for YA Global and immediately forwarded to it.  Before the Company was required to surrender possession of the collateral, it initiated negotiations to obtain YA Global’s forbearance from collection.

On March 22, 2012, the Company entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the “2012 YA Forbearance Agreement”) in which it ratified its previous obligations under the debentures and agreed to pay the debentures under the following payment plan: $25,000 at signing the 2012 YA Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of September and October 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014 (the “Termination Date”). In addition to the above minimum payments to YA Global, the Company is required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not to exceed $50,000 in March 2012 and $25,00 per month in April through September 2012.

The Company continues to have the right, subject to the consent of YA Global, to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares being equal to the lowest closing bid price of the Company’s common stock during the 20 trading days prior to the payment date.  The amount applied as a payment on the note and accrued interest will be adjusted to the value of the actual proceeds from the sale of the stock by YA Global, less costs associated with the sale.

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of the Company’s common stock, until the earlier of the Company’s default under the 2012 YA Forbearance Agreement or the Termination Date.

Delinquent payroll taxes, interest and penalties- In November 2004, the IRS accepted the Company's Amended Offer in Compromise (the "Offer") to settle delinquent payroll taxes, interest and penalties. The acceptance of the Offer required the Company to pay $500,000. Additionally, the Offer required the Company to remain current in its payment of taxes for five years, and not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes on future profits in an amount equal to the taxes waived by the Offer of $1,455,767. The Company has defaulted on the original agreement and is currently working with the IRS to pay the 2009 tax liabilities. The Company is also not current on its payroll taxes as of April 13, 2012 and is working with the IRS to pay these liabilities.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is in disagreement with its former legal counsel over charges incurred and the amount due to this provider for billed services, charges and interest expense. The Company is currently working with this provider to settle the outstanding balance. If the Company is not able to settle the outstanding balance it is possible that it may need to accrue an additional $267,000 in addition to the balance accrued as of December 31, 2011.

Employment Agreements

On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company’s President. The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000. The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date. The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board. The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5%of the Company's earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year. During 2011 and 2010, the Company incurred $11,868 and $42,581, respectively of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

Pursuant to the employment agreement, Mr. Hawatmeh's employment may be terminated for cause, or upon death or disability, in which event the Company is required to pay Mr. Hawatmeh any unpaid base salary and unpaid earned bonuses. In the event that Mr. Hawatmeh is terminated without cause, the Company is required to pay to Mr. Hawatmeh (i) within 30 days following such termination, any benefit, incentive or equity plan, program or practice (the "Accrued Obligations") paid when the bonus would have been paid Employee if employed; (ii) within 30 days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 month's annual base salary, (iii) bonus(es) owing under the employment agreement for the two-year period after the date of termination (net of an bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within 12 months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 month's annual base salary; provided that if Mr. Hawatmeh is terminated without cause in contemplation of, or within one year, after a change in control, then two times such annual base salary and bonus payment amounts.

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora. The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel and repairs. The Company has accrued $672,000 in compensation, which is included in related-party payables as of December 31, 2011.

The Company has active employment contracts with several of its employees that require payment of non-cash compensation in a fixed number of shares. During the year ended December 31, 2011 and 2010, the Company did not grant options to purchase shares of common stock to employees due to the unavailability of issuable stock. The Company accrued an expense of $46,053 during 2011 for employee options relating to the employment contracts of these employees.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advanced Beauty Solutions, LLC - In connection with prior litigation with Advanced Beauty Solutions, or ABS, it claimed nonperformance by the Company and filed an adversary proceeding in its bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.  On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against the Company in the amount of $1,811,667, plus interest.  On September 11, 2009, the Bankruptcy Court denied the Company’s motion to set aside the judgment.

On September 8, 2010, the Company executed an Assignment of Copyrights, thereby assigning Copyright Registration No. TX-6-064-955, Copyright Registration No. TX-6-064-956, and Copyright to the True Ceramic Pro - Live Ops (TCPS) infomercial and related master tapes (collectively the “Copyrights”) to ABS, without reservation or exclusion, making ABS the owner of the Copyrights.

On February 23, 2011, the Company filed a Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts, requesting that the court determine that its assignment of the Copyrights resulted in full satisfaction of the ABS judgment.  On March 3, 2011, ABS brought a Motion for Order to Show Cause re Civil Contempt alleging that the Company had failed to make payments on ABS’s judgment in violation of the court’s orders.  At the hearing on April 6, 2011, the court denied the motion to declare the judgment fully satisfied and granted ABS’s motion, but did not hold the Company in civil contempt.  The court also set a hearing on the ABS motion for the order to show cause for July 8, 2011, regarding the Company’s compliance with collection orders, which the parties stipulated should be postponed until August 3, 2011.  The parties attended mediation on July 11, 2011, but no formal settlement resulted.  At the hearing in August, the court found that a basis existed to hold the Company in contempt and set an evidentiary hearing for October 6, 2011, to determine whether to issue a contempt citation.  The Company appealed the denial of the motion to declare judgment satisfied.

On March 22, 2012 the Company and ABS entered into a formal forbearance agreement, dated as of March 1, 2012 (the “ABS Forbearance Agreement”), whereby ABS agreed to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of the definitive ABS Forbearance Agreement and satisfaction of applicable conditions precedent.  The ABS Forbearance Agreement calls for the Company to pay $7,500 per month for 46 consecutive months (except for a payment of $15,000 in December 2012), commencing in March 2012, with the unpaid balance, as finally determined as provided below, due and payable in January 2016.  No interest on the principal would accrue unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Forbearance Agreement.  In addition, the Company stipulated to an additional judgment for attorney’s fees incurred in negotiating the ABS Forbearance Agreement and entering into the related definitive agreements and in related post-judgment collection efforts.  The obligation to pay $1,835,000 under the ABS Forbearance Agreement would be secured by an encumbrance on all of the Company’s assets, subject to a prior lien and encumbrance in favor of YA Global.

The principal amount of $1,835,000 due under the ABS Forbearance Agreement would be reduced by the greater of the amount of credit granted in the bankruptcy proceedings for the value of the intellectual property the Company previously conveyed to ABS and the amount received by ABS from the sale of such intellectual property to a third party during the term of the ABS Forbearance Agreement, plus the amount of any distribution to which the Company is entitled as a creditor of ABS, provided, however, that in no event would the amount due under the ABS Forbearance Agreement be reduced below $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement.  ABS entered into a subordination agreement subordinating the obligation under the ABS Forbearance Agreement in favor of the obligations and first-priority security interest of YA Global.  The Company conveyed to ABS the trademarks and intellectual property previously conveyed by ABS to the Company.

The Company’s appeal of the approximately $1.8 million judgment has been remanded in the ABS bankruptcy proceedings to conclusively determine the amount of credit due the Company for the conveyance of the intellectual property.  Except for the determination of the fair market value of the intellectual property and any enforcement or collection proceedings that may be required under the ABS Forbearance Agreement, all litigation and disputes between ABS and its affiliates, on the one hand, and the Company and its affiliates, on the other hand, would be dismissed, including the pending order to show cause regarding contempt against the Company, its subsidiaries, and its President.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has assigned to ABS its creditor claim against the estate of ABS, to the extent of the balance due under the ABS Forbearance Agreement.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Forbearance Agreement will be paid to the Company. Pending the determination of the amount of the credit due for the value of the intellectual property conveyed, the Company accrued a balance of $90,000 for the minimum required payment under the ABS Forbearance Agreement. It is reasonably possible that this estimate may change in the near future based on the events of the ABS settlement.

NOTE 14 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2011 and 2010:

	2011	2010

Settlement note, ten monthly payments, no interest, in default.	$59,120	$59,769

Promisory note to a stockholder, 10% stated interest rate, unsecured, interest due quarterly, due on demand to related party.	151,833	159,442

Promisory note to an investor, 10% stated interest rate, face value discounted and to be accreted over the life of the note. Due on demand, in default.	700,000	663,935

Promisory note to a member of AfterBev, 10% stated interest, interest payable quarterly. Due on demand, in default.	75,000	75,000

Promisory notes to 3 investors, 12% stated interest,5% borrowing fee, due on demand to related party, in default.	72,465	51,916

Promisory note to a members of Playbev, 10% stated interest, interest payable quarterly, unsecured. Due on demand, in default.	250,000	250,000

Total	1,308,418	1,260,062

Less current maturities	(1,308,418)	(1,260,062)

Long-term portion of notes payable	$-	$-

In September 2011, the Company issued an 18%, 45-day, $30,000 promissory note to an investor. The principal balance included a $5,000 borrowing fee. The entire balance was paid back prior to December 31, 2011.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONVERTIBLE DEBENTURES

Convertible Debentures consisted of the following as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010

Convertible debenture, 12% stated interest rate, secured by all of the Company’s assets, Due on December 31, 2011.	$620,137	$620,137

Convertible debenture, 12% stated interest rate, secured by all of the Company’s assets, Due on December 31, 2011.	1,500,000	1,500,000

Convertible debenture, 12% stated interest rate, secured by all of the Company’s assets, Due on December 31, 2011.	1,041,218	1,041,218

	3,161,355	3,161,355

Less current maturities	(3,161,355)	(3,161,355)

Long-term portion of convertible debentures	$-	$-

The convertible debentures and accrued interest are convertible into shares of the Company’s common stock at the lowest bid price for the 20 trading days prior to conversion ($0.001 as of December 31, 2011). As of December 31, 2010, the Company was in default on the all three convertible debentures. On January 24, 2011, the Company entered into an Amended and Restated Forbearance Agreement that requires the Company to make payments according to the agreement. The Company subsequently defaulted under the terms of the agreement and the debenture holders are seeking their rights as secured creditors. See Note 13 regarding the actions taken by the holder of the convertible debentures in connection with the Company’s noncompliance with the Amended and Restated Forbearance Agreement.

As of December 31, 2011, and 2010, the Company had accrued interest owed on the convertible debentures in the amount of $856,546 and $958,458, respectively. The Company recorded interest expense of $373,089 and $379,362 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company paid $475,000 of accrued interest on the debentures.  As of December 31, 2011 and 2010 the debentures were convertible into 4,017,901,050 and 2,191,389,574 shares of the Company’s common stock, respectively.

The Company determined that certain conversion features of the convertible debentures and accrued interest fell under derivative accounting treatment. As of December, 2011 and 2010, the fair value of the conversion feature for the convertible debt and associated warrants was determined to be $294,717 and $1,412,646, respectively.

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

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$294,717	$-	$294,717

Liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$1,412,646	$-	$1,412,646

As further described in Note 2, the fair value of the derivative liability as of December 31, 2011 was determined using the Multi-nomial Lattis model as of December 31, 2011 and the Black-Scholes option pricing model as of December 31, 2010.

The Company valued the conversion features and warrants in their convertible notes using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

NOTE 17 - LEASES

On May 4, 2007, the Company entered into a ten-year lease agreement for the Company's existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah. Monthly payments are $10,000, adjusted annually in accordance with the Consumer Price Index. The workspace includes 10,000 square feet of office space to support administration, sales, and engineering staff. The 30,000 square feet of manufacturing space includes a secured inventory area, shipping and receiving areas, and manufacturing and assembly space (see Note 7). On March 5, 2010, the Company entered into a Sublease Agreement with, Katana Electronics, LLC, a Utah limited liability company ("Katana"). Katana is owned by Shaher Hawatmeh, former employee and a related party. Pursuant to the terms of the Sublease, the Company will sublease a certain portion of the premises to Katana consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease is for two months with automatic renewal periods of one month each, subject to land lord authorization. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.

On June 30, 2011, the Company’s lease agreement was terminated for the Company's existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah. On July 1, 2011, Katana signed a new lease agreement with the building’s owner and the Company has agreed to pay Katana $5,000 per month for the use of office space and utilities.

The building leases provide for payment of property taxes, insurance, and maintenance costs by the Company. Rental expense for operating leases totaled $97,860 and $79,655 for the years ended December 31, 2011 and 2010, respectively.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2008, the Company signed a two-year lease with automatic renewal periods of one month each, subject to land lord authorization on a 1,150 square-foot facility in Bentonville, Arkansas, in close proximity to Wal-Mart's world headquarters. Lease payments during the two-year lease term have been $715 per month. This office was used for sales and promotions. During 2011 this lease was terminated and this office was closed.

NOTE 18 - ROYALTY OBLIGATION TO ABS CREDITORS

Under the June 2006 agreement with ABS, which is a part of ABS's bankruptcy proceedings, the Company has an obligation to pay a royalty equal to $3.00 per TCP flat iron unit sold by the Company. The maximum amount of royalties the Company must pay is $4,135,000. Regardless of sales, however, the Company agreed to pay at least $435,000 by June 2008, (see Note 8). The Company is in default on this agreement. Under the terms of the bankruptcy court-approved agreement, royalties are to be paid to various ABS creditors in a specified order and in specified amounts. Only after the Company pays the total $435,000 to other creditors can it then begin to share pro rata in part of the royalties owed by offsetting amounts owed to reduce its long-term receivable (see Note 8). In September 2010, the Company assigned and transferred the assets received from the bankruptcy court without reservation or exclusion back to the court in satisfaction of the remaining debt. As of December 31, 2010 the Company has made a total of $331,388 in payments on the long-term note payable and wrote off the remaining balance of $103,612 as a result of the Company assigning the related assets to the court in satisfaction of the remaining debt.

NOTE 19 - INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2011 and 2010, were as follows:

	2011	2010
Deferred income tax assets:
Capital loss carryforward	$170,645	$170,645
Loss on sale of assets	725,876	947,179
Loss from subdivisions not consolidated for tax purposes	991,688	755,256
Inventory reserve	847,086	770,453
Bad debt reserve	972,057	302,979
Vacation reserve	23,781	23,666
Stock based compensation	189,054	-
Net operating loss carryforward	11,790,805	9,183,719
Depreciation	90,976	93,158
Intellectual property	78,420	37,066
Derivative liability	109,929	526,917

Total deferred income tax assets	15,990,317	12,811,038
Valuation allowance	(15,990,317)	(12,811,038)

Net deferred income tax asset	$-	$-

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has sustained net operating losses in both periods presented in the accompanying consolidated statements of operations. No deferred tax asset or income tax benefits are reflected in the financial statements for net deductible temporary differences or net operating loss carryforwards, because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero, and consequently there is no income tax provision or benefit presented for the years ended December 31, 2011 and 2010.

As of December 31, 2011, the Company had net operating loss carryforwards for tax reporting purposes of approximately $31.3 million. These net operating loss carryforwards, if unused, begin to expire in 2020. Utilization of approximately $1.2 million of the total net operating loss is dependent on the future profitable operation of Racore Network, Inc., a wholly-owned subsidiary, under the separate return limitation rules and restrictions on utilizing net operating loss carryforwards after a change in ownership. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed in Note 13.

The Company’s federal income tax returns for 2008 – 2011 are open tax years.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2011 and 2010:

	2011	2010
Benefit at statuatory rate (34%)	$(2,358,388)	$(1,684,577)
Non-deductible expenses	87,600	63,636
Change in valuation allowance	3,179,279	2,776,807
State tax benefit, net of federal tax benefit	(228,902)	(163,503)
Return to provision	(679,589)	(992,363)

Net benefit from income taxes	$-	$-

NOTE 20 - STOCKHOLDERS' DEFICIT

Common Stock Issuances – During the year ended December 31, 2011 the Company issued 96,329,366 shares of common stock for settlement of $179,494 in accrued liabilities, 184,000,000 shares for settlement of $824,300 in debt and short-term advances and 40,000,000 shares of common stock for the exercise of stock options valued at $56,014, with $32,413 in cash proceeds applied as payment on accrued and future consulting expense, and additional noncash compensation expense of $27,601.

During the year ended December 31, 2010, the Company did not issue shares of common stock.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of December 31, 2011, options to purchase a total of 38,000,000 shares of common stock had been issued and outstanding from the 2006 Stock Option Plan, out of which a maximum of 50,000,000 can be issued. As of December 31, 2011, options and share purchase rights to acquire a total of 56,600,000 shares of common stock had been issued and outstanding from the 2008 Stock Option Plan, also, out of which a maximum of 60,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the years ended December 31, 2011 and 2010, the Company did not grant options to purchase shares of common stock to employees.

During 2011, the Company issued to consultants five year options to purchase 40,000,000 shares of common stock, exercisable at $0.0001. These shares were exercised during the year. The fair market value of the options aggregated $56,014, using the following assumptions: five- year term, volatility of between 284.98% and 363.49% and a discount rate of between 1.00% and 2.00%.

During 2010, the Company accrued for 49,200,000 employee options relating to the employment contract of the Company president, directors and officers. The fair market value of the options accrued aggregated $370,797, using the following assumptions: five- year term, volatility of between 132.01% and 148.71% and a discount rate of between 1.72% and 3.28%..

During 2011, the Company accrued for 22,400,000 employee options relating to the employment contract of the Company president, directors and officers. The fair market value of the options accrued aggregated $46,053, using the following assumptions: five-year term, volatility of between 167.47% and 174.19% and a discount rate of between 1.55% and 2.02%.

A summary of the stock option activity under the Plans as of December 31, 2011, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2009	53,160,000	$0.0140	2.48	$-
Granted	-	$0.0000
Exercised	-	$0.0000
Expired	(12,360,000)	$0.0130
Outstanding at December 31, 2010	40,800,000	$0.0150	1.45	$-
Granted	40,000,000	$0.0001
Exercised	(40,000,000)	$0.0001
Expired	(3,000,000)	$0.0330
Outstanding at December 31, 2011	37,800,000	$0.0130	0.51	$-

Exercisable at December 31, 2011	37,800,000	$0.0130	0.51	$-

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expense for options that vested in 2011 and 2010 was $27,601 and $3,986, respectively. As of December 31, 2011 the Company had no unrecognized compensation costs related to options outstanding that have not yet vested at year-end that would be recognized in subsequent periods. The aggregate intrinsic value was based on a closing price of $0.001, $0.021, and $0.008 as of December 31, 2011, 2010 and 2009, respectively.

Warrants - In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company's common stock. The initial expiration date of the warrants was August 23, 2009. As part of the Forbearance Agreement (see Note 13), the life of the warrants was extended one year to August 23, 2010. The warrants had an exercise price of $0.06 per share, and vested immediately On January, 24, 2011, as part of the Forbearance Agreement, a warrant to purchase 25,000,000 shares of common stock was issued to YA Global. The warrant had an exercise price of $0.02 per share and vested immediately.

In connection with the private placement with ANAHOP, the Company issued five-year warrants to purchase 30,000,000 shares of common stock at prices ranging from $0.15 to $0.50. All of these warrants were subject to adjustment in the event of a stock split. Accordingly, as a result of the 1:1.20 forward stock split that occurred in 2007, there are warrants outstanding to purchase a total of 36,000,000 shares of common stock in connection with these transactions. The exercise price per share of each of the aforementioned warrants was likewise affected by the stock split, in that each price was reduced by 20%. These warrants expired during the year ended December 31, 2011.

The Corporation currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so. Accordingly, the warrants are subject to derivative accounting treatment, and are included in the derivative liability related to the convertible debentures (see Notes 15 and 16).

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
December 31, 2011
Sales to external customers	$-	$120,517	$-	$2,943,921	$3,064,438
Segment income (loss)	(1,005,066)	(666,274)	(196,140)	(5,175,930)	(7,043,410)
Segment assets	380,759	290,090	-	496,216	1,167,065
Depreciation and amortization	26,030	141,991	21,588	-	189,609

December 31, 2010
Sales to external customers	$170,444	$66,880	$1,095,086	$7,712,492	$9,044,902
Segment income (loss)	(3,214,109)	(75,290)	(413,154)	(1,252,085)	(4,954,638)
Segment assets	1,724,896	800,314	347,643	1,323,047	4,195,900
Depreciation and amortization	372,840	257,410	23,365	-	653,615

NOTE 23 - GEOGRAPHIC INFORMATION

The Company currently maintains $240,497 of capitalized tooling costs in China. All other revenue-producing assets are located in the United States of America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's net sales and assets by geographic area are as follows:

	Revenues		Revenue-producing assets
	2011	2010	2011	2010
United States of America	$772,816	$2,061,893	$68,860	$95,050
Canada	172,260	-	-	-
China	-	-	103,620	240,497
Eastern Europe	329,600	1,468,400	-	-
Russia	-	964,800	-	-
West Africa	-	1,476,003	-	-
South America	1,042,539	-	-	-
Western Europe	747,223	-	-	-
Other	-	3,073,806	-	-
	$3,064,438	$9,044,902	$172,480	$335,547

NOTE 24 - SUBSEQUENT EVENTS

2012 Forbearance Agreement

On March 22, 2012, the Company, and YA Global Investments (formerly known as Cornell Capital Partners, LP) ("YA") finalized a forbearance agreement and related agreements, which related to certain financing arrangements and agreements between the Company and YA and its predecessors (see Note 13).

ABS Litigation
On March 22, 2012 the Company, and ABS entered into a formal forbearance agreement, dated as of March 1, 2012 (the “ABS Forbearance Agreement”), whereby ABS agreed to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of the definitive ABS Forbearance Agreement and satisfaction of applicable conditions precedent.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has assigned to ABS its creditor claim against the estate of ABS, to the extent of the balance due under the ABS Forbearance Agreement.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Forbearance Agreement will be paid to the Company (see Note 8).

Stock Option Issuance
In February, 2012, we issued to consultants five year options to purchase 20,000,000 shares of common stock, exercisable at $0.0001. These shares were immediately exercised.

Promissory Note
In February 2012, the Company issued an 18%, sixty-day, $30,000 promissory note to an investor. The principal balance included a $5,000 borrowing fee.