Form 10-K/A
period 2011-12-31
CIRTRAN CORP
filed 2012-04-30
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

This amendment effects a technical correction to Item 9A.

The other purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on April 16, 2012, is to set forth the information required by Items 10, 11, 12, 13, and 14 of Part III because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the previous filings.  This amendment amends and restates in its entirety Items 10, 11, 12, 13, and 14 of Part III.  Except as expressly set forth herein, this amendment does not reflect events occurring after the dates of the original filing or modify or update any other disclosures contained therein in any way other than as required to reflect the amendments discussed above.  The references contained in the original filing to incorporation by reference of our definitive proxy statement are hereby deleted.

TABLE OF CONTENTS

Item		Page
	Part II
9A	Controls and Procedures	3

	Part III
10	Directors, Executive Officers and Corporate Governance	6
11	Executive Compensation	8
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
13	Certain Relationships and Related Transactions, and Director Independence	12
14	Principal Accounting Fees and Services	15

	Part IV
15	Exhibits, Financial Statement Schedules	16
--	Signatures	21

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2011, because of certain deficiencies involving internal controls constituted material weaknesses, as discussed below.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2011, the following items that were previously reported as material control weaknesses were relieved:

•
Financial Reporting Process - We previously did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles.  Specifically, we initially failed to appropriately account for and disclose the effects of the consolidation of Play Beverages, LLC, as a variable interest entity, impairment of long-lived assets, and proper accounting for embedded derivative liabilities.  However, management believes that these issues have been addressed and appropriately reflected within this annual report and the included consolidated financial statements.

•
Inventory - We previously failed to maintain effective internal controls over the tracking of inventory and adjusting its corresponding cost to reflect lower of cost or market.  However, management believes that this issue has been addressed and appropriately reflected within this annual report and the included consolidated financial statements.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance respecting financial statement preparation and presentation.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Because we are a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title	Tenure

Iehab Hawatmeh	45	President, Chief Executive Officer, Chief Financial Officer, Chairman	July 2000 to date
Fadi Nora	51	Director	February 2007 to date
Kathryn Hollinger	61	Director, Controller	August 2011 to date

Iehab J. Hawatmeh

Iehab J. Hawatmeh founded our predecessor company in 1993 and has been our Chairman, President, and Chief Executive Officer since July 2000.  Mr. Hawatmeh oversees all daily operations, including our technical and sales functions.  Mr. Hawatmeh is currently functioning in a dual role as Chief Financial Officer.  Prior to his involvement with our company, Mr. Hawatmeh was the Processing Engineering Manager for Tandy Corporation, Salt Lake City, Utah overseeing that company’s contract manufacturing printed circuit board assembly division.  In addition, he was responsible for developing and implementing Tandy’s facility Quality Control and Processing Plan model.  Mr. Hawatmeh received an MBA from University of Phoenix and a BS in Electrical and Computer Engineering from Brigham Young University.  The board has reviewed Mr. Hawatmeh’s business background and service with our Company in connection with his qualification to sit as a member of our board.  Based on his years of service as our executive officer, his background in the electronics assembly industry, and his engineering, financial, and corporate strategic planning background, the board has concluded that Mr. Hawatmeh is qualified to serve as a member of our board.

Fadi Nora

Fadi Nora is a self-employed investment consultant.  He was formerly a director of ANAHOP, Inc., a private financing company in, Anaheim, California, and was a consultant for us and for several other projects and investment opportunities, including NFE Records, Tustin, California, and Focus Media Group, Tustin, California.  He has been a member of our Board since February 2007.  Prior to his affiliation with ANAHOP, Mr. Nora worked with Prudential Insurance services and its affiliated securities brokerage firm, Pru-Bach, as District Sales Manager, San Dimas, California.  Mr. Nora received a BS in Business Administration from St. Joseph University, Beirut, Lebanon, in 1982, and an MBA – Master’s of Management from Azusa Pacific University School of Business in 1997 in California.  He also received a certification in financial planning from the University of California at Los Angeles.  The board has reviewed Mr. Nora’s background in the private financing brokerage industries in connection with his qualification to sit as a member of our board.  Based on Mr. Nora’s prior work as a business consultant and his experience with investment opportunities, capital-raising transactions, and financial planning, the board has concluded that Mr. Nora is qualified to serve as a member of our board.

Kathryn Hollinger

Kathryn Hollinger has been with CirTran for 11 years as our controller.  She has been involved with the day-to-day accounting and finance issues throughout her term with us.  Ms. Hollinger studied mathematics and accounting at Northridge University (now Cal. State University Northridge) in California. Based on her years of service as our controller, her background in accounting, and finance, the board has concluded that Ms. Hollinger is qualified to serve as a member of our board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors, and greater than 10% stockholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based upon a review of these forms that were furnished to us, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, we believe that all reports that were required to be filed by these individuals and persons under Section 16(a) were filed on time in fiscal year 2011.

Committees of the Board of Directors

Our board of directors does not have separately designated audit, compensation, or nomination committees.  Our entire board acts in these capacities.  We do not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, none of our directors is independent.

Board Leadership Structure

Mr. Hawatmeh currently holds the positions of chief executive officer, president, and chairman of our board.  At this time, our board believes that combining the chairman and chief executive officer roles is most effective for our leadership and governance.  Having one person as chairman and chief executive officer provides unified leadership and direction and strengthens the ability of our chief executive officer to develop and implement strategic initiatives and respond efficiently in various situations.  Nevertheless, we continue to review the merits of separating these offices and will make such changes as our board determines to be in our best interests.

Board Role in Risk Oversight

While risk management is primarily the responsibility of our management team, our board of directors is responsible for overall supervision of our risk management efforts as they relate to the key business risks facing the organization.  Management identifies, assesses, and manages the risks most critical to our operations and routinely advises the board on those matters.  Those areas of material risk can include operational, financial, legal and regulatory, human capital, informational technology and security, and strategic and reputational risks.  Our board’s role in risk oversight of our Company is consistent with our leadership structure, with senior management having responsibility for assessing and managing our risk exposure and our board providing oversight as necessary in connection with those efforts.

Our board also hears from third-party advisers in order to maintain oversight of risks that could affect us, including our outside accountants, counsel, and others.  These advisers are consulted on a periodic basis and as particular issues arise in order to provide our board with the benefit of independent expert advice and insights on specific risk-related matters.

At its regularly scheduled meetings, our board also receives management updates on our business, including operational issues, financial results, and business outlook and strategy.

Our board also discusses with management our compliance with legal and regulatory requirements, our policies respecting risk assessment and management of risks that may affect us, and our system of disclosure control and system of controls over financial reporting.

We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing us and that our board leadership structure supports this approach.

Code of Ethics

We expect that all of our directors, officers, and employees will maintain a high level of integrity in their dealings with us and on our behalf and will act in our best interests.  We have adopted a Code of Business Conduct and Ethics that provides principles of conduct and ethics for our directors, officers, and employees.  This Code of Ethics is available on our website at www.cirtran.com under “Investor Relations--Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

2011 Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Iehab J. Hawatmeh(2)	2011	465,000	31,629	--	11,868	--	--	24,543(3)	533,039
President, Chief Executive Officer	2010	465,000	194,035	--	42,581	--	--	28,773(4)	730,389

(1)
The amount is the fair value of the option awards on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Top 718.  See notes 1 and 21 to our consolidated financial statements.

(2)
Mr. Hawatmeh did not receive cash payments for his salary or bonus during the 2010 and 2011 fiscal years.  His salary and bonus expense have been accrued.  Of the amount reported for 2011, $345,000 was accrued by us and $120,000 was accrued by our variable interest subsidiary, Play Beverages, LLC.

(3)	Includes $12,000 for car allowance and $12,543 for medical insurance premiums.
(4)	Includes $12,000 for car allowance and $16,773 for medical insurance premiums.

Employment Agreements — Change in Control

On August 1, 2009, we entered into an Employment Agreement with Iehab Hawatmeh, our President, which amends and restates in their entirety the Employment Agreement between us and Mr. Hawatmeh dated July 1, 2004, and the Amendment to Employment Agreement dated January 4, 2007.  The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000.  The Employment Agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of our stock each year, with the exercise price of the options being the market price of our common stock as of the grant date.  The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board.  The Employment Agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns, and allowances of all beverage products of our Company and our affiliates for the most recent fiscal year.

Pursuant to the Employment Agreement, Mr. Hawatmeh’s employment may be terminated for cause, or upon death or disability, in which event we are required to pay him any unpaid base salary and unpaid earned bonuses.  In the event that Mr. Hawatmeh is terminated without cause, we are required to pay to him: (i) within 30 days following such termination, any benefit, incentive, or equity plan, program, or practice (the “Accrued Obligations”) paid when such would have been paid to him if employed; (ii) within 30 days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months’ annual base salary; (iii) bonuses owing under the Employment Agreement for the two-year period after the date of termination (net of any bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within 12 months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months’ annual base salary; provided that if Mr. Hawatmeh is terminated without cause in contemplation of, or within one year, after a change in control, then two times such annual base salary and bonus payment amounts.

Under our Forbearance Agreement with our principal secured lender, YA Global Investments, L.P., all amounts payable to Mr. Hawatmeh and our other Named Executive Officers in excess of an aggregate of $120,000 per year is accrued and will not be paid until the obligation due YA Global is paid.

On March 5, 2010, we entered into a Separation Agreement with Shaher Hawatmeh.  As of the date of the Separation Agreement, Mr. Hawatmeh’s employment with us terminated and he no longer has any further employment obligations with us.  In consideration of his execution of this Separation Agreement, we agreed to pay separation pay of $210,000 in 26 biweekly payments, beginning March 19, 2010.  Additional terms of the separation agreement include payment of all amounts necessary to cover health and medical premiums on behalf of Mr. Hawatmeh, his spouse, and dependents through April 20, 2010, all outstanding car allowances and expense ($750) due and owing as of February 28, 2010, satisfaction and payment by us (with a complete release of Mr. Hawatmeh) of all outstanding amounts due and owing on our corporate American Express Card (issued in the name of Shaher Hawatmeh), and the issuance and delivery to him of 10,000,000 shares of our common stock within a reasonable time following authorization by our stockholders of sufficient shares to cover such issuance.  We have complied with all terms of the separation agreement.

On May 1, 2009, Play Beverages, LLC, a newly consolidated entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora.  The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on behalf of Play Beverages, a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs.  We have accrued $672,000 and $420,000 in compensation, which is included in related-party payables as of December 31, 2011 and 2010, respectively.

Outstanding Equity Awards at 2011 Year-End

The following table summarizes information regarding options and other equity awards exercised and the awards owned by the Named Executive Officers that have vested as of December 31, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Iehab J. Hawatmeh	6,000,000	--	--	0.013	01/18/12	--	--	--	--
	6,000,000	--	--	0.012	11/21/12	--	--	--	--

Director Compensation

The table below summarizes the compensation we paid to our directors for the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)

Iehab J. Hawatmeh(2)	--	--	--	--	--	--	--
Fadi Nora(3)	20,000	--	4,747	--	--	6,578	31,325
Kathryn Hollinger(4)	5,000	--	5,703	--	--	--	10,703

(1)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal year ended December 31, 2011, in accordance with accounting principles.  Assumptions used in the calculation of these amounts are included in Note 21 to our audited financial statements for the year ended December 31, 2011.

(2)
Iehab Hawatmeh also served as our chief executive officer during 2011.  He received compensation for his services as an executive officer, set forth above in the Summary Compensation Table.  He did not receive any additional compensation for his services as director of our board.

(3)	Fadi Nora’s compensation was accrued, but not paid.
(4)
Kathryn Hollinger also served as our Controller during 2011. She received compensation for her services as a Controller. She did not receive any additional compensation for her services as director of our board in addition to the compensation that has been disclosed in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 30, 2012, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 1,829,302,289 shares of common stock outstanding.  Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
Iehab J. Hawatmeh	Common stock	102,633,761	5.6%
4125 South 6000 West	Options(1)	6,000,000	0.3%
West Valley City, Utah 84128

Directors:
Iehab J. Hawatmeh	--SEE ABOVE--

Fadi Nora	Common stock(2)	75,476,100	4.2%
	Options(3)	2,400,000	0.1%

Kathryn Hollinger	Common stock	13,333,333	0.7%
	Options(4)	--	--

All Executive Officers and Directors as a Group (3 persons):	Common Stock	191,443,194	10.5%
	Total	199,843,194	10.9%
_______________
(1)
Excludes options to purchase up to 24,000,000 shares that have been accrued for services provided during 2008, 2009, 2010, and 2011.  These options can be exercised any time upon issuance at exercise prices ranging between $0.002 and $0.016 per share.

(2)	Includes 2,599,500 shares beneficially owned by Mr. Nora’s spouse. Includes 12,000,000 shares received from Mrs. Sawabini, on behalf of her husband Mr. Fakhouri.
(3)
Excludes options to purchase up to 9,600,000 shares that have been accrued for services provided during 2008, 2009, 2010, and 2011.  These options can be exercised any time upon issuance at exercise prices ranging between $0.002 and $0.016 per share.

(4)	Excludes options to purchase up to 2,000,000 shares that have been accrued for services provided 2011. These options can be exercised any time upon issuance at an exercise price of $0.0021 per share.

The persons named in the above table have sole or shared voting and dispositive power respecting all shares beneficially owned, subject to community property laws where applicable.  Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security.  Each director, officer, or 5% or more stockholder, as the case may be, has furnished us information respecting beneficial ownership.  Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on the information each of them has given to us, have sole or shared investment and voting power respecting their shares, except where community property laws may apply.

Equity Compensation Plan

The following table sets forth information regarding our equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under our stock plans at December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	37,800,000	$0.013	20,400,000
Equity compensation plans not approved by security holders	--	--	--
Total	37,800,000	$0.013	20,400,000

All of these options are vested, have a weighted-average exercise price of $0.013, and expire between January 2012 and January 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Global Marketing Alliance

We entered into an agreement with Global Marketing Alliance (“GMA”) and hired GMA’s owner as the Vice President of CirTran Online Corp., one of our subsidiaries.  Under the terms of the agreement, we outsource to GMA the online marketing and sales activities associated with CirTran Online products.  In return, we provide bookkeeping and management consulting services to GMA and pay GMA a fee equal to 5% of CirTran Online’s online net sales.  In addition, GMA assigned to is all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and we also assumed the related contractual performance obligations.  We recognize the revenue collected under the GMA contracts and remit back to GMA a management fee approximating its actual costs.  During 2011, we temporarily suspended our activities under this agreement to focus solely on the distribution and marketing of energy drinks.  No revenues were recognized during 2011.  We recognized revenues from GMA-related products and services in the amount $1,095,086 for the year ended December 31, 2010.

Transactions Involving Officers, Directors, and Stockholders

In 2007, we appointed Fadi Nora to our board of directors.  In addition to compensation we normally pay to non-employee members of our board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by us directly through Mr. Nora’s efforts.  As of December 31, 2011, we owed $52,403 under this arrangement.  During the year ended December 31, 2011, Mr. Nora loaned us a total of $1,064,830 through cash contributed and expenses paid on our behalf.  Mr. Nora received cash payments totaling $172,000 from us during the year ended December 31, 2011, in payment of our expenses paid by Mr. Nora on a personal credit card.  As of December 31, 2011, we still owed Mr. Nora $1,299,829 in the form of unsecured advances.  These advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee.  The borrowing fees were waived by Mr. Nora on these loans.  In addition, we owed Mr. Nora $1,208,756 in accrued liabilities as of December 31, 2011, for selling, general, and administrative expenses that were paid for by Mr. Nora on a personal credit card.

We have agreed to issue 2,400,000 options each year to Mr. Nora as compensation for services provided as our director.  The terms of the director agreement requires us to grant to Mr. Nora options to purchase 2,400,000 shares of our stock each year, with the exercise price of the options being the market price of our common stock as of the grant date.  During the year ended December 31, 2011, we accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $4,747, using the following assumptions: estimated five-year term, estimated volatility of 167.47, and a discount rate of 2.02%.

In addition, on July 14, 2009, we entered into a Stock Purchase Agreement with Mr. Nora to sell to him 75,000,000 shares of our common stock at a purchase price of $0.003 per share, for a total of $225,000, payable through the conversion of outstanding loans made by him to us.  Mr. Nora acknowledged in the purchase agreement that we did not have sufficient shares to satisfy the issuances and agreed that the shares would be issued once we had sufficient shares to do so.  At the August 11, 2011, annual meeting, our stockholders approved increasing our authorized shares to 4,500,000,000.  Thereafter, the 75,000,000 shares were issued in conversion of $225,000 of the amount payable to Mr. Nora.

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000.  The note was due on demand after May 2008.  During the years ended December 31, 2011 and 2010, we repaid principal and interest totaling $15,040 and $71,013, respectively.  At December 31, 2011, the principal amount owing on the note was $151,833.  On March 31, 2008, we issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum.  During 2011, we made no payments towards the outstanding notes.  The principal balance owing on the promissory notes as of December 31, 2011, totaled $72,465.

On April 2, 2009, Iehab Hawatmeh, our president, and Fadi Nora, our director, borrowed from a third party a total of $890,000 in the form of four short-term promissory notes, which they personally guaranteed.  Since the loans were used to pay our obligations, we have assumed full responsibility for the notes.  Two of the notes were for a term of 60 days, with a 60-day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days.  Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes.  At December 31, 2011, we showed the balance of $681,912 as part of short-term advances payable on the balance sheet.  As of December 31, 2011, all four notes were in default and are accruing interest at the default rate of 36% per year.

We have agreed to issue 6,000,000 options each year to Iehab Hawatmeh, our president, as compensation for services provided as our officer.  The terms of his employment agreement require us to grant to him options to purchase 6,000,000 shares of our common stock each year, with the exercise price to equal the market price of our common stock as of the grant date.  During the year ended December 31, 2011, we accrued for 6,000,000 stock options relating to this employee agreement.  The fair market value of the options was $11,868, using the following assumptions: estimated five-year term, estimated volatility of 167.47, and a discount rate of 2.02%.

As of December 31, 2011, we owed Iehab Hawatmeh, our president, a total of $179,102 in unsecured advances and 24,000,000 stock options with an aggregated value at time of grant of $148,695.  The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee, which was waived by Mr. Hawatmeh on these loans.

On July 14, 2009, we entered into a Stock Purchase Agreement with Iehab Hawatmeh, our president, to sell to him 50,000,000 shares of our common stock at a purchase price of $0.003 per share, for a total amount of $150,000, payable through the conversion of outstanding loans made by him to us.  Mr. Hawatmeh acknowledged in the purchase agreement that we did not have sufficient shares to satisfy the issuances and agreed that the shares would be issued once we had sufficient shares to do so.  At the August 11, 2011, annual meeting, the stockholders approved increasing our authorized shares to 4,500,000,000.  Thereafter, the 50,000,000 shares were issued in conversion of $150,000 of the amount payable to Mr. Hawatmeh.

On March 5, 2010, we entered into a Separation Agreement with Shaher Hawatmeh, our former chief operating officer.  As of the date of the Separation Agreement, Shaher Hawatmeh’s employment with us was terminated and he no longer had any further employment obligations with us.  In consideration of his execution of the Separation Agreement, we agreed to pay Shaher Hawatmeh’s “separation pay” of $210,000 in 26 biweekly payments.  We recorded $96,923 and $113,077 of compensation expense for the years ended December 31, 2011 and 2010, under the terms of the Separation Agreement, respectively.  All amounts due under this agreement had been paid as of December 31, 2011.  Additional terms of the Separation Agreement included the issuance and delivery to Shaher Hawatmeh of 10,000,000 shares of our common stock within a reasonable time following authorization by our shareholders of sufficient shares to cover such issuance.  The grant date fair value of the shares aggregated $50,000 as of March 5, 2010, based on the $0.005 per share value as of the effective date of the Separation Agreement.  At the August 11, 2011, annual meeting, our stockholders approved increasing our authorized shares to 4,500,000,000.  Thereafter, the 10,000,000 shares were issued to Mr. Hawatmeh.

On January 24, 2011, we entered into a forbearance agreement with YA Global, including a confession of judgment in its favor.  In connection with that forbearance agreement, Iehab Hawatmeh, our president, agreed to guarantee such indebtedness on the occurrence of any triggering event, namely breach by Mr. Hawatmeh of his guaranty or the occurrence, while Mr. Hawatmeh is president, of fraud, intentional misrepresentation, or willful misconduct in any loan document or SEC filing, filing a voluntary receivership, the sale of our assets other than in the ordinary course of business, the payment of unbudgeted expenses, unauthorized payments to affiliates, and certain other matters.  Such guarantee was secured by a pledge of one-half of his equity interest in Play Beverages, LLC.  Mr. Hawatmeh continued his guaranty in connection with the March 22, 2012, forbearance agreement with YA Global, dated as of March 1, 2012 (the “2012 YA Forbearance Agreement”), in which we ratified our previous obligations under the debentures and agreed to pay the debentures under the following payment plan: $25,000 at signing the 2012 YA Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of September and October 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014.  In addition to the above minimum payments to YA Global, we are required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation, and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not to exceed $50,000 in March 2012 and $25,000 per month in April through September 2012.

Sublease

In an effort to operate more efficiently and focus resources on higher margin areas of our business, on March 5, 2010, we and Katana Electronics, LLC, a Utah limited liability company (“Katana”) entered into certain agreements (collectively, the “Katana Agreements”) to reduce our costs.  The Katana Agreements include an assignment and assumption agreement, an equipment lease, and a sublease agreement relating to our property.  Pursuant to the terms of the sublease, we agreed to sublease a certain portion of our premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the sublease was for two months with automatic renewal periods of one month each.  The base rent under the sublease was $8,500 per month.  The sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.  Under the Katana Agreements, we continue to have rights to operate as a contract manufacturer in the future in the U.S. and offshore.  The income from the sublease to Katana for the year ended December 31, 2011, was $57,000 and was recognized as other income.  On June 30, 2011, our lease agreement was terminated for our existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah.  On July 1, 2011, Katana signed a new lease agreement with the building’s owner and we have agreed orally to pay Katana $5,000 per month for use of office space and utilities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees for Fiscal Years 2011 and 2010

The aggregate fees billed to us by Hansen Barnett & Maxwell, P.C., our independent registered public accounting firm and auditor, for the fiscal years ended December 31, 2011 and 2010, are as follows:

	December 31, 2011	December 31, 2010

Audit Fees(1)	$156,838	$122,082

Audit-Related Fees	--	--

Tax Fees(2)	10,393	8,250

All Other Fees	--	--
Total Fees	$167,231	$130,332
_______________
(1)
Audit fees consist of the audit of our annual financial statements included in our Annual Report on Form 10-K for our 2011 and 2010 fiscal years and Annual Report to Stockholders, review of interim financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees consist of fees for tax consultation and tax compliance services.

Policy on Preapproval of Audit and Permissible Non-Audit Services

Our board preapproves any engagement of Hansen Barnett & Maxwell, P.C., and has the ultimate authority and responsibility to select, evaluate, and when appropriate, replace our independent registered public accountants and nominate an independent registered public accounting firm for stockholder approval.  While ratification of the selection of the independent registered public accounting firm by the stockholders is not required and is not binding upon our board, in the event of a negative vote on such ratification, our board might choose to reconsider its selection.

Prior to the performance of any services, our board approves all audit and non-audit services to be provided by our independent registered public accountant and the fees to be paid therefor.  Although the Sarbanes-Oxley Act of 2002 permits the audit committee of the board to preapprove some types or categories of services to be provided by the independent registered public accountants, because we do not currently have an audit committee, it is the current practice of our board to specifically approve all services provided by the independent registered public accountants in advance, rather than to preapprove any type of service.  Our board of directors, acting in the absence of a designated audit committee, has considered whether the provision of non-audit services is compatible with maintaining the independence of Hansen Barnett & Maxwell, P.C., and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed July 17, 2000.
3.2	Amended and Restated Bylaws	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011.
3.3	Articles of Amendment to Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011.
Item 10.	Material Contracts
10.1	Securities Purchase Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.2	Form of 5% Convertible Debenture, due December 31, 2007, issued by CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.3	Investor Registration Rights Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.

Exhibit Number	Title of Document	Location

10.4	Security Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.5	Escrow Agreement between CirTran Corporation, Highgate House Funds, Ltd., and David Gonzalez dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.6	Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of June 15, 2006.	Incorporated by reference from our Registration Statement on Form SB-2/A (No. 333-128549) filed June 21, 2006
10.6	Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of June 15, 2006.	Incorporated by reference from our Registration Statement on Form SB-2/A (No. 333-128549) filed June 21, 2006
10.8	Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of May 24, 2006	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.9	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.10	Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.11	Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.12	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.13	Asset Purchase Agreement, dated as of June 6, 2006, by and between Advanced Beauty Solutions, LLC, and CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed June 13, 2006.
10.14	Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of June 30, 2006	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.

Exhibit Number	Title of Document	Location

10.15	Warrant for 20,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.16	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.17	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.18	Warrant for 23,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.19	Lockdown Agreement by and between CirTran Corporation and Cornell Capital Partners, LP, dated as of July 20, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed July 27, 2006.
10.20	Lockdown Agreement by and among CirTran Corporation and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of July 20, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed July 27, 2006.
10.21	Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of August 10, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed August 10, 2006.
10.22	Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of August 10, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed August 10, 2006.
10.23	Amended Lock Down Agreement by and among the Company and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of November 15, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.
10.24	Amended Lock Down Agreement by and between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.
10.25	Amendment to Debenture and Registration Rights Agreement between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.

Exhibit Number	Title of Document	Location

10.26	Amendment Number 2 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007	Incorporated by reference from our Current Report on Form 8-K filed January 19, 2007.
10.27	Amendment Number 4 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007	Incorporated by reference from our Current Report on Form 8-K filed January 19, 2007.
10.29	Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC, dated April 16, 2007	Incorporated by reference from our Current Report on Form 8-K filed April 20, 2007.
10.30	Triple Net Lease between CirTran Corporation and Don L. Buehner, dated as of May 4, 2007	Incorporated by reference from our Current Report on Form 8-K filed May 10, 2007.
10.31	Commercial Real Estate Purchase Contract between Don L. Buehner and PFE Properties, L.L.C., dated as of May 4, 2007	Incorporated by reference from our Current Report on Form 8-K filed May 10, 2007.
10.32	Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of May 25, 2007	Incorporated by reference from our Current Report on Form 8-K filed June 1, 2007.
10.33	Amendment Number 3 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P.	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.
10.34	Amendment Number 6 to Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P.	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.
10.35	Agreement between and among CirTran Corporation, YA Global Investments, L.P., and Highgate House Funds, LTD	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.
10.36	Promissory Note	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.
10.37	Form of Warrant	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.
10.38	Subscription Agreement between the Company and Haya Enterprises, LLC	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.

Exhibit Number	Title of Document	Location

10.39	Amended and Restated Forbearance Agreement, with exhibits, including form of Warrant	Incorporated by reference from our Current Report on Form 8-K filed January 28, 2011.
10.40	Forbearance Agreement, including exhibits, with YA Global Investments, L.P. dated as of March 1 2012, and entered into on March 22, 2012	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2012.
10.41	Forbearance Agreement, including exhibits, with Advanced Beauty Solutions, LLC, dated as of March 1, 2012, and entered into on March 22, 2012	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2012.
10.42	Employment Agreement with Iehab Hawatmeh dated August 1, 2009	This filing.

Item 21.	Subsidiaries of the Registrant
21.01	Schedule of subsidiaries	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2010, filed April 11, 2011
Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.
Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2011, filed April 16, 2012.
Item 101.	Interactive Data
101	Interactive Data files	Previously included with our Annual Report on Form 10-K for the year ended December 31, 2011, filed April 16, 2012.

_______________
*
The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.  Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CirTran Corporation

Date: April 30, 2012	By:	/s/ Iehab J. Hawatmeh
Iehab J. Hawatmeh
President
Principal Executive Officer