Form 10-Q
period 2012-03-31
CIRTRAN CORP
filed 2012-05-21
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 15, 2012, issuer had 1,894,302,289 outstanding shares of common stock, par value $0.001.

CIRTRAN CORPORATION
FORM 10-Q

For the Quarterly Period Ended March 31, 2012

INDEX

		Page

	PART I – FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4	Controls and Procedures	23
	PART II – OTHER INFORMATION
Item 6	Exhibits	23

Signatures		24

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$24,992	$173,780
Trade accounts receivable, net of allowance for doubtful accounts of $935,111 and $1,023,156, respectively	57,899	27,585
Inventory, net of reserve of $2,270,430 and $2,271,008 , respectively	278,482	465,074
Prepaid deposits	39,028	-
Other	49,818	26,136
Total current assets	450,219	692,575

Investment in securities, at cost	300,000	300,000
Long-term receivable, net of allowance of $1,582,895	-	-
Property and equipment, net	144,972	172,480
Other assets, net	10,822	2,010

Total assets	$906,013	$1,167,065

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks written in excess of bank balance	$90,063	$208,193
Accounts payable	4,590,306	4,079,330
Related party payable	771,174	705,056
Short term advances payable	3,702,263	3,800,263
Accrued payroll and compensation expense	2,173,920	2,589,709
Accrued liabilities	2,609,445	1,913,075
Accrued interest	2,309,807	2,054,148
Deferred revenue	3,416,698	3,485,463
Derivative liability	428,322	294,717
Convertible debenture	3,161,355	3,161,355
Refundable customer deposits	1,317,387	1,317,387
Liabilities subject to compromise	1,122,154	1,122,154
Current maturities of long-term debt	936,585	906,585
Current liabilities to minority interest holders	458,696	443,696
Note payable to stockholders and members	151,833	151,833
Total current liabilities	27,240,008	26,232,964

Total liabilities	27,240,008	26,232,964

Stockholders' deficit
CirTran Corporation stockholders' deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares; issued and outstanding shares: 1,839,302,289 and 1,819,302,289	1,839,302	1,819,302
Additional paid-in capital	29,872,151	29,872,151
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(49,401,302)	(48,267,176)
Total CirTran Corporation stockholders' deficit	(17,706,849)	(16,592,723)
Noncontrolling interest	(8,627,146)	(8,473,176)
Total stockholders' deficit	(26,333,995)	(25,065,899)

Total liabilities and stockholders' deficit	$906,013	$1,167,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31,	2012	2011

Net sales	$618,700	$1,395,200
Cost of sales	(238,150)	(195,287)
Royalty expense	(521,004)	(544,065)

Gross profit (loss)	(140,454)	655,848

Operating expenses
Selling, general and administrative expenses	738,479	1,072,148
Non-cash compensation expense	19,897	98,759
Total operating expenses	758,376	1,170,907

Loss from operations	(898,830)	(515,059)

Other income (expense)
Interest expense	(255,661)	(271,790)
Gain on sale/leaseback	-	20,268
Other income	-	28,500
Loss on derivative valuation	(133,605)	(7,871,711)
Total other expense, net	(389,266)	(8,094,733)

Net loss	(1,288,096)	(8,609,792)

Net loss attributable to noncontrolling interest	153,970	575,836

Net loss attributable to CirTran	$(1,134,126)	$(8,033,956)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted-average common shares outstanding	1,827,524,511	1,498,972,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2012	2011

Cash flows from operating activities
Net loss	$(1,288,096)	$(8,609,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,509	56,428
Accretion expense	-	35,865
Gain on sale - leaseback	-	(20,268)
Non-cash compensation expense	19,897	40,349
Issuance of warrants for settlement	-	58,410
Change in valuation of derivative	133,605	7,871,711
Loan fees	5,000	-
Changes in assets and liabilities:
Trade accounts receivable	(30,314)	(329,430)
Inventories	186,593	(267,586)
Prepaid deposits	(39,028)	430,464
Other current assets	(32,494)	(91,822)
Accounts payable	530,976	(189,398)
Related party payable	66,118	63,000
Accrued liabilities	516,341	425,133
Deferred revenue	(68,765)	491,593

Net cash provided (used) in operating activities	27,342	(35,343)

Cash flows from financing activities
Proceeds from notes payable	25,000	-
Checks written in excess of bank balance	(118,130)	33,803
Proceeds from noncontrolling interest loans	15,000	-
Proceeds from short-term advances	1,000	387,290
Payments on short-term advances	(99,000)	(384,688)

Net cash provided (used) by financing activities	(176,130)	36,405

Net increase (decrease) in cash and cash equivalents	(148,788)	1,062

Cash and cash equivalents at beginning of year	173,780	4,767

Cash and cash equivalents at end of year	$24,992	$5,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -CONTINUED

For the Three Months Ended March 31,	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$202,718

Noncash investing and financing activities:

Accounts payable settled on behalf of the Company for issuance of short term advances	$-	$117,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries.  These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC” or “Commission”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2012.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company had a net loss of $1,288,096 and of $8,609,792 for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, the Company had an accumulated deficit of $49,401,302.  In addition, the Company provided cash from operations in the amount of $27,342 and used cash in operations in the amount of $35,343 during the three months ended March 31, 2012 and 2011, respectively. The Company also had a negative working capital balance of $26,789,789 as of March 31, 2012, and $25,540,389 as of December 31, 2011.  These conditions raise substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue energy drink distribution, its principal source of revenue, is subject to interruption or termination because of PlayBev’s ongoing Chapter 11 reorganization proceedings and disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks. Playboy sought in PlayBev’s Chapter 11 reorganization proceedings to terminate PlayBev’s license to market Playboy-licensed energy drinks, but in March 2012, extended the licensing agreement through July 31, 2012, to allow PlayBev and Playboy to negotiate a potential new licensing agreement.  The Company cannot assure that Playboy’s current willingness to discuss a possible settlement rather than aggressively pursue a judicial determination will continue.  If the Playboy licensing dispute is not resolved satisfactorily through a negotiated settlement or litigation in such proceeding, PlayBev would be required to terminate its beverage distribution activities, which are currently the source of the Company’s principal revenues.  Such termination may require the Company to cease its activities and seek protection from creditors.

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

The Company feels that its beverage business segment has the potential to have a substantial impact on its overall business. The Company plans to focus on the beverage business and the contract manufacturing business. For the beverage business, the Company plans to sell existing products and develop new products under the license agreement with Playboy to a globally expanding market. With regard to contract manufacturing, the Company goal is to provide customers with manufacturing solutions for both new and more mature products, as well as across product generations.

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

NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and consisted of the following:

	March 31,	December 31,
	2012	2011
Raw Materials	$1,798,498	$2,076,066
Work in Process	289,919	157,534
Finished Goods	460,495	502,482
Allowance / Reserve	(2,270,430)	(2,271,008)
Totals	$278,482	$465,074

NOTE 4 – RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders

In 2007, the Company appointed Fadi Nora to its Board of Directors.  In addition to compensation the Company normally pays to nonemployee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora’s efforts.  As of March 31, 2012, the Company owed $54,453 under this arrangement.  During the three months ended March 31, 2012, Mr. Nora received cash payments totaling $99,000 in payment of unsecured advances.  As of March 31, 2012, the Company still owed Mr. Nora $1,200,829 in the form of unsecured advances.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by Mr. Nora on these loans.  In addition, the Company owed Mr. Nora $1,138,756 in accrued liabilities as of March 31, 2012, for selling, general, and administrative expenses that were paid for by Mr. Nora on a personal credit card.

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a director of the company.  The terms of the director agreement requires the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the three months ended March 31, 2012, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $2,341, using the following assumptions: 2.5-year term, estimated volatility of 200.04% and a discount rate of 0.34% (see also Note 10).

In 2007, the Company issued a 10% promissory note to a family member of the Company president in exchange for $300,000.  The note was due on demand after May 2008.  During the three months ended March 31, 2012, the Company made no payments towards the outstanding note.  At March 31, 2012, the principal amount owing on the note was $151,833.  On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a five percent borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum.  During the three months ended March 31, 2012, the Company made no payments towards the outstanding notes.  The principal balance owing on the promissory notes as of March 31, 2012, totaled $72,465.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes.  The Company President and the Director of the Company signed personally for the notes.  Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes.  Two of the notes were for a term of 60 days, with a 60 day grace period; a third note was for a term of 90 days, and a fourth note was for 24 days.  Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes.  At March 31, 2012, the Company showed the balance of $681,912 as part of short-term advances payable on the balance sheet.  As of March 31, 2012, all four notes were in default and are accruing interest at the default rate of 36% per year.

The Company has agreed to issue 6,000,000 options each year to the Company President as compensation for services provided as an officer of the Company.  The terms of the employment agreement requires the Company to grant to the Company President options to purchase 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the three months ended March 31, 2012, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh.  The fair market value of the options was $5,852, using the following assumptions: estimated 2.5-year term, estimated volatility of 200.04% and a discount rate of 0.34% (see also Note 10).

As of March 31, 2012, the Company owed the Company president a total of $180,102 in short-term advances payable, and $154,537 in accrued options.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by the Company’s president on these loans.

On March 5, 2010, the Company entered into a Separation Agreement (“Agreement”) with Shaher Hawatmeh.  As of the date of the Agreement, Shaher Hawatmeh’s employment with the Company was terminated and he no longer had any further employment obligations with the Company. The Company recorded $0 and $40,385 of compensation expense for the three months ended March 31, 2012 and 2011, under the terms of the settlement agreement, respectively.

Sublease

In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”) entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs.  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s Premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease is for two (2) months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions and termination rights.  Under Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the US and offshore.  The income from the sublease to Katana for the three months ended March 31, 2011 was $28,500 and was recognized as other income.  On July 1, 2011, Katana had assumed the full lease payment and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities. The Company recorded a rent expense of $15,000 for the three months ended March 31, 2012.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims - Various vendors and service providers have notified the Company that they believe they have claims against the Company totaling approximately $2,250,000.  The Company has determined the probability of realizing any loss on these claims is remote.  The Company is currently in the process of negotiating the dismissal of these claims.

PlayBev Petition for Relief under Chapter 11 - On, August 12, 2011, Play Beverages, LLC, (“PlayBev”), a consolidated entity of the Company, filed petitions under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah.  Under Chapter 11, certain claims against PlayBev in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while PlayBev continues business operations as Debtor-in-possession.  These claims are included in the March 31, 2012 balance sheet and are considered liabilities subject to compromise.  Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims against PlayBev (secured claims) are stayed, although the holders of such claims have the right to move the court for relief from the stay. PlayBev is now a debtor-in-possession and intends to propose and confirm a plan of reorganization in the case.

PlayBev continues to negotiate with its creditors and is formulating a plan of reorganization.  PlayBev also continues to negotiate with Playboy Enterprises International, Inc. regarding a new license agreement.  Recently, PlayBev entered into a stipulation with Playboy to suspend all litigation between the parties while they explore the possibility of a mutually beneficial settlement of their disputes.

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

On January 24, 2011, the Company entered into a forbearance agreement with YA Global, including a confession of judgment in its favor.  On February 23, 2011, the court entered judgment based on the confession of judgment against the Company in the principal amount of $3,161,355, plus interest of $825,858.

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

During the three months ended March 31, 2012, the Company paid $50,000 towards the required payments. As of the date of this filing it had made the required payment through the month of April.

Delinquent payroll taxes, interest and penalties- In November 2004, the IRS accepted the Company's Amended Offer in Compromise (the "Offer") to settle delinquent payroll taxes, interest and penalties. The acceptance of the Offer required the Company to pay $500,000. Additionally, the Offer required the Company to remain current in its payment of taxes for five years, and not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes on future profits in an amount equal to the taxes waived by the Offer of $1,455,767. The Company has defaulted on the original agreement and is currently working with the IRS to pay the 2009 tax liabilities. The Company is also not current on its payroll taxes as of May 21, 2012 and is working with the IRS to pay these liabilities.

The Company is in disagreement with its former legal counsel over charges incurred and the amount due to this provider for billed services, charges and interest expense. The Company is currently working with this provider to settle the outstanding balance. If the Company is not able to settle the outstanding balance it is possible that it may need to accrue an additional $267,000 in addition to the balance accrued as of March 31, 2012.

Employment Agreements - On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company’s President. The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000. The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date. The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board. The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company's earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year. During the three months ended March 31, 2012 and 2011, the Company incurred $5,852 and $11,868, respectively of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

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

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora. The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel and repairs. The Company has accrued $735,000 in compensation, which is included in related-party payables as of March 31, 2012.

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

During the three months ended March 31, 2012, the Company paid $32,500 towards the required payments. As of the date of this filing it had made the required payment through the month of April.

NOTE 6 - NOTES PAYABLE

In February 2012, the Company issued an 18%, sixty-day, $30,000 promissory note to an investor. The principal balance included a $5,000 borrowing fee. The promissory note, including the borrowing fee, was outstanding as of March 31, 2012.

NOTE 7 - FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet.  The Company measures these instruments at their estimated fair value, and recognizes changes in their estimated fair value in results of operations during the period of change.  The Company has estimated the fair value of the embedded derivatives for convertible debentures and associated warrants using a Multi-nomial Lattis model as of March 31, 2012 and December 31, 2011 and used the Black-Scholes model prior to that. The Company has estimated the fair value of the embedded derivatives for warrants associated with debentures that do not have a convertible feature using the Black-Scholes Model as of March 31, 2012 and December 31, 2011. The fair values of the derivative instruments are measured each quarter. As of March 31, 2012, and December 31, 2011, the fair market value of the derivatives aggregated $428,322 and $294,717, respectively.

NOTE 8 - FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one -- Quoted market prices in active markets for identical assets or liabilities;

•	Level two -- Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three -- Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2012, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$428,322	$-	$428,322

Liabilities measured at fair value on a recurring basis at December 31, 2011, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$294,717	$-	$294,717

NOTE 9 - STOCKHOLDERS’ DEFICIT

CirTran stockholders’ deficit increased by $1,134,126 as a result of the net loss attributable to CirTran for the three months ended March 31, 2012.  Noncontrolling interest in consolidated subsidiaries increased stockholders’ deficit by $153,970 for the three months ended March 31, 2012, due to the operating losses of the noncontrolling subsidiary.

During the three months ended March 31, 2012 the Company issued 20,000,000 shares of common stock for the exercise of stock options valued at $18,000, recorded as a reduction to accounts payable due. The fair market value and the intrinsic value of the options aggregated $18,000, using the following assumptions: 1-month term, estimated volatility of 167.01% and a discount rate of 0.07%.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of March 31, 2012, options to purchase a total of 42,400,000 shares of common stock had been issued from the 2006 Stock Option Plan, out of which a maximum of 50,000,000 can be issued.  As of March 31, 2012, options and share purchase rights to acquire a total of 56,600,000 shares of common stock had been issued from the 2008 Stock Option Plan, also, out of which a maximum of 60,000,000 can be issued.  The Company’s Board of Directors administers the plans and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, nonqualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

During the three months ended March 31, 2012 the Company issued 20,000,000 shares of common stock for the exercise of stock options valued at $18,000, recorded as a reduction to accounts payable due. The fair market value and the intrinsic value of the options aggregated $18,000, using the following assumptions: 1-month term, estimated volatility of 167.01% and a discount rate of 0.07%.

Options and Assumptions

Employee Options - During the three months ended March 31, 2012 and 2011, the Company did not grant options to purchase shares of common stock to employees.

During the three months ended March 31, 2012, the Company accrued for 20,400,000 employee options relating to the employment contract of the Company president, directors, and officers.  The fair market value of the options accrued aggregated $19,897, using the following assumptions: 2.5-year term, estimated volatility of 200.04% and a discount rate of 0.34%.

A summary of the stock option activity under the Plans as of March 31, 2012, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2011	37,800,000	$0.0130	0.51	$-
Granted	20,000,000	$0.0001
Exercised	(20,000,000)	$0.0001
Expired	(15,600,000)	$0.0133
Outstanding at March 31, 2012	22,200,000	$0.0130	0.59	$-

Exercisable at March 31, 2012	22,200,000	$0.0130	0.59	$-

As of March 31, 2012 and December 31, 2011, the company had a total of 104,000,000 and 83,600,000 options not issued but accrued.

Warrants - On January, 24, 2011, as part of the Forbearance Agreement, a warrant to purchase 25,000,000 shares of common stock was issued to YA Global. The warrant had an exercise price of $0.02 per share and vested immediately.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company evaluates performance of each segment based on earnings or loss from operations.  Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Three Months Ended March 31, 2012
Sales to external customers	$-	$31,084	$-	$587,616	$618,700
Segment income (loss)	(254,674)	1,923	(15)	(1,035,330)	(1,288,096)
Segment assets	380,021	148,887	-	377,105	906,013
Depreciation and amortization	5,165	22,344	-	-	27,509

Three Months Ended March 31, 2011
Sales to external customers	$-	$53,941	$-	$1,341,259	$1,395,200
Segment income (loss)	(8,232,716)	(522)	(5,788)	(370,766)	(8,609,792)
Segment assets	1,728,782	727,148	348,169	1,594,809	4,398,908
Depreciation and amortization	8,735	42,178	5,515	-	56,428

NOTE 12 - GEOGRAPHIC INFORMATION

The Company currently maintains $81,276 of capitalized tooling costs in China.  All other revenue-producing assets are located in the United States of America.  Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

NOTE 13 - SUBSEQUENT EVENTS

On April 12, 2012, the Company entered into an agreement with an employee of the Company to issue 55,000,000 shares of the Company’s common stock at a purchase price of $0.001 per share, for a total of $55,000, as compensation for services provided by the employee to the Company.

These financial statements considered subsequent events through May 21, 2012, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Beverage Distribution (95% and 96% of total revenue during three months ended March 31, 2012 and 2011, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.

Contract Manufacturing (5% and 4% of total revenue during the three months ended March 31, 2012 and 2011, respectively)

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets.

Marketing and Media (no revenues during the three months ended March 31, 2012 and 2011, respectively)

CirTran Online sells products via the Internet and provides services and support to Internet retailers.

CirTran Media provides end-to-end services to the direct-response and entertainment industries.

Electronics Assembly (no revenues during the three months ended March 31, 2012 and 2011, respectively)

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

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011.

Sales and Cost of Sales

Net sales decreased to $618,700 for the three months ended March 31, 2012, as compared to $1,395,200 for the three months ended March 31, 2011. The decrease is primarily attributable to issues related to PlayBev’s bankruptcy case and the uncertainty created by Playboy in relation to the interference with our beverage distributors and defense against numerous lawsuits.  Additionally, disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks decreased revenues.

Cost of sales, including royalty expense, as a percentage of sales, increased to 122.7% from 53.0% for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  Consequently, the gross profit (loss) margin decreased to (22.7)% from 47%, for the three months ended March 31, 2012 and 2011, respectively.  The decrease in gross profit margin is attributable to a decrease in revenues from royalty agreements which have an overall lower cost.

The following charts present comparisons of sales, cost of sales and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media and Beverage Distribution during the three months ended March 31, 2012 and 2011.

Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Electronics Assembly	2012	$-	$-	$-	$-
	2011	-	-	-	-
Contract Manufacturing	2012	31,084	-	-	31,084
	2011	53,941	331	-	53,610
Marketing / Media	2012	-	-	-	-
	2011	-	-	-	-
Beverage Distribution	2012	587,616	238,150	521,004	(171,538)
	2011	1,341,259	194,956	544,065	602,238

Selling, General, and Administrative Expenses

During the three months ended March 31, 2012, selling, general, and administrative expenses decreased $333,669, as compared to the same period during 2011.  The decrease in selling, general, and administrative expenses was driven primarily by a decrease in marketing expenses of $71,628, a decrease of travel expenses of $97,544, and a decrease in accounting, legal and payroll expenses of $108,386.

Noncash Compensation Expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $19,897 for the three months ended March 31, 2012, as compared to $98,759 for the three months ended March 31, 2011, as a result of the employee stock options accrued for per the respective employment agreements.

Other Income and Expense

Interest expense recorded in the Condensed Consolidated Statements of Operations combines both accretion expense and interest expense.  The combined interest expense for three months ended March 31, 2012, was $255,661 as compared to $271,790 for the three months ended March 31, 2011, a decrease of 5.9%. The decrease in the combined interest expense was driven by the reduction in accretion expense recorded for the three months ended March 31, 2012.

We recorded a loss of $133,605 on our derivative valuation for the three months ending March 31, 2012, as compared to a loss of $7,871,711 recorded for the three months ended March 31, 2011.  The swing in the derivative valuation is primarily the result of the change in estimating the fair value of convertible debentures and associated warrants from using the Black Scholes model to a Multinomial Lattis model, together with the varying market values of our common stock.

As a result of these factors, our overall net loss decreased to $1,288,096 for the three months ended March 31, 2012, as compared to a net loss of $8,609,792 for the three months ended March 31, 2011.  The net loss attributable to the Company was $1,134,126 for the three months ended March 31, 2012, and a net loss of $153,970 was attributable to a noncontrolling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues.  Our accumulated deficit was $49,401,302 at March 31, 2012, and $48,267,176 at December 31, 2011.  Net loss for the three months ended March 31, 2012, was $1,288,096 as compared to $8,609,792 for the three months ended March 31, 2011.  Our current liabilities exceeded our current assets by $26,789,789 as of March 31, 2012, and by $25,540,389 as of December 31, 2011.

Cash

The amount of cash used in operating activities during the three months ended March 31, 2012 decreased by $62,685, driven primarily by reduced expenses compared to the three months ended March 31, 2011.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $30,314 during the three months ended March 31, 2012.  We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.  The company eliminates the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a Variable Interest Entity (“VIE”).

Accounts Payable and Accrued Liabilities

During the three months ended March 31, 2012, accounts payable, accrued liabilities, advances payable, interest payable and short-term debt increased by $1,030,334 to a combined balance of $16,615,611 as of March 31, 2012.  The increase includes an increase of $551,240 in accrued liabilities, a decrease of $98,000 in short-term debt, and an increase of $577,094 in accounts payable.  The increase in accounts payable activity is a result of continued PlayBev-related services performed during the year for beverage development, distribution, marketing, and legal services.  At March 31, 2012, we owed $3,702,263 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

Liquidity and Financing Arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations.  We had an accumulated deficit of $49,401,302 along with a total stockholders’ deficit of $17,706,849 at March 31, 2012.  We have provided cash from our operations for the three months ended March 31, 2012 of $27,342. During the three months ended March 31, 2011 we used $35,343 in cash in operations.  During the three months ended March 31, 2012, our monthly operating costs and interest expense averaged approximately $340,000 per month.

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

On March 22, 2012, we entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the “2012 YA Forbearance Agreement”) in which we ratified our previous obligations under the debentures and agreed to pay the debentures, $25,000 at signing the 2012 YA Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014 (the “Termination Date”). In addition to the above minimum payments to YA Global, we are required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not exceed $50,000 in March 2012 and $25,000 per month in April 2012 and thereafter, until the balance is paid.

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

We have entered into a Manufacturing, Marketing and Distribution Agreement with PlayBev, a consolidated variable interest entity, whereby we are the vendor of record in providing initial development, promotional, marketing, and distribution services marketing and distribution services.  Accordingly, all amounts billed to PlayBev in connection with the development and marketing of its new energy drink have been eliminated in consolidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012.  Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2012, due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, had not been remediated as of March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	This filing.

Item 101	Interactive Data File
101 INS	XBRL Instance Document*	Attached
101 SCH	XBRL Schema Document*	Attached
101 CAL	XBRL Calculation Linkbase Document*	Attached
101 DEF	XBRL Definition Linkbase Document*	Attached
101 LAB	XBRL Labels Linkbase Document*	Attached
101 PRE	XBRL Presentation Linkbase Document*	Attached
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

CIRTRAN CORPORATION
(Registrant)

Date: May 21, 2012	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)