Form 10-Q
period 2012-06-30
CIRTRAN CORP
filed 2012-11-21
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Yes	☐	No	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 19, 2012, issuer had 1,921,502,289 outstanding shares of common stock, par value $0.001.

CIRTRAN CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ -	$ 173,780
Trade accounts receivable, net of allowance for doubtful
accounts of $935,111 and $1,023,156, respectively	155,817	27,585
Inventory, net of reserve of $2,270,430 and $2,271,008 , respectively	291,715	465,074
Other	6,529	26,136
Total current assets	454,061	692,575

Investment in securities, at cost	300,000	300,000
Long-term receivable, net of allowance of $1,582,895	-	-
Property and equipment, net	122,635	172,480
Other assets, net	21,269	2,010

Total assets	$ 897,965	$ 1,167,065

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks written in excess of bank balance	$ 50,042	$ 208,193
Accounts payable	4,540,417	4,079,330
Related party payable	771,174	705,056
Short term advances payable	3,860,163	3,800,263
Accrued payroll and compensation expense	2,297,319	1,913,075
Accrued liabilities	2,445,637	2,589,709
Accrued interest	2,478,296	2,054,148
Deferred revenue	4,460,501	3,485,463
Derivative liability	461,248	294,717
Convertible debenture	3,161,355	3,161,355
Refundable customer deposits	506,754	1,317,387
Liabilities subject to compromise	1,122,154	1,122,154
Current maturities of long-term debt	936,585	906,585
Current liabilities to minority interest holders	619,786	443,696
Note payable to stockholders and members	151,833	151,833
Total current liabilities	27,863,264	26,232,964

Total liabilities	27,863,264	26,232,964

Stockholders' deficit
CirTran Corporation stockholders' deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares;
issued and outstanding shares: 1,921,502,289 and 1,819,302,289	1,921,502	1,819,297
Additional paid-in capital	29,864,129	29,872,151
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(49,990,814)	(48,267,171)
Total CirTran Corporation stockholders' deficit	(18,222,183)	(16,592,723)
Non-controlling interest	(8,743,116)	(8,473,176)
Total stockholders' deficit	(26,965,299)	(25,065,899)

Total liabilities and stockholders' deficit	$ 897,965	$ 1,167,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,

	2012	2011	2012	2011

Net sales	$ 315,755	$ 685,625	$ 934,455	$ 2,080,825
Cost of sales	(8,814)	(133,130)	(246,964)	(328,417)
Royalty Expense	(5,011)	(534,296)	(526,015)	(1,078,361)

Gross profit	301,930	18,199	161,476	674,047

Operating expenses
Selling, general and administrative expenses	672,868	1,175,606	1,411,347	2,247,754
Non-cash compensation expense	19,183	5,703	39,080	104,462
Total operating expenses	692,051	1,181,309	1,450,427	2,352,216

Loss from operations	(390,121)	(1,163,110)	(1,288,951)	(1,678,169)

Other income (expense)
Interest expense	(282,441)	(232,722)	(538,102)	(504,512)
Gain on sale/leaseback	-	20,269	-	40,537
Other income	-	28,500	-	57,000
Gain on settlement of litigation / debt	-	45,187	-	45,187
Gain (loss) on derivative valuation	(32,925)	6,005,885	(166,530)	(1,865,826)
Total other income (expense), net	(315,366)	5,867,119	(704,632)	(2,227,614)

Net income (loss)	(705,487)	4,704,009	(1,993,583)	(3,905,783)

Net loss attributable to non-controlling interest	115,970	559,097	269,940	1,134,933

Net income (loss) attributable to CirTran	$ (589,517)	$ 5,263,106	$ (1,723,643)	$ (2,770,850)

Basic and diluted loss per common share	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)
Basic and diluted weighted-average
common shares outstanding	1,881,061,840	1,498,972,923	1,863,764,859	1,498,972,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2012	2011

Cash flows from operating activities
Net loss	$ (1,993,583)	$ (3,905,783)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	49,845	108,765
Accretion expense	-	35,865
Gain on sale - leaseback	-	(40,537)
Non-cash compensation expense	-	46,053
Issuance of warrants for settlement	39,183	58,410
Change in valuation of derivative	166,531	1,865,826
Current liabilities to non-controlling interest holders	181,090	-
Changes in assets and liabilities:
Trade accounts receivable	(128,233)	(364,470)
Inventories	173,359	(250,037)
Prepaid expenses and other current assets	19,607	527,994
Other assets	(19,259)	-
Accounts payable	516,087	(239,482)
Related party payable	66,118	126,000
Accrued liabilities	(46,314)	808,322
Deferred revenue	975,038	698,029

Net cash used in operating activities	(531)	(525,045)

Cash flows from financing activities
Proceeds from notes payable	25,000	-
Checks written in excess of bank balance	(158,149)	53,359
Proceeds from short-term advances	206,700	916,190
Payment on accrued interest	(100,000)	-
Payments on short-term advances	(146,800)	(447,364)

Net cash provided by (used in) financing activities	(173,249)	522,185

Net increase (decrease) in cash and cash equivalents	(173,780)	(2,860)

Cash and cash equivalents at beginning of period	173,780	4,767

Cash and cash equivalents at end of period	$ -	$ 1,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -CONTINUED

For the Six Months Ended June 30,	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 100,000	$ 499,934

Noncash investing and financing activities:
Accounts payable settled on behalf of the company	$ -	$ 119,960
Common stock issued in exchange for forgiveness of
related party payable	$ 55,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the “Company”).  These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2012.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  The Company had a net loss of $1,993,583 and $3,905,783 for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, the Company had an accumulated deficit of $49,990,814.  In addition, the Company used cash in operations in the amounts of $531 and $525,045 during the six months ended June 30, 2012 and 2011, respectively.  The Company also had a negative working capital balance of $27,409,203 as of June 30, 2012, and $25,662,248 as of December 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has limited assets, has incurred continual losses, has negative cash flows from operations, and has limited revenue-generating activities.  Its activities have been limited for the past several years and it is dependent upon financing to continue operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue energy drink distribution, its principal source of revenue, is subject to interruption or termination because of the ongoing Chapter 11 reorganization proceedings of Play Beverages, LLC (“PlayBev”), a consolidated variable interest entity and a debtor-in-possession in such proceedings.  PlayBev entered into a 2006 license agreement with Playboy Enterprises International, Inc., (“Playboy”) to market a Playboy-branded nonalcoholic energy drink.  Among other things, Playboy has stated its position that PlayBev’s 2006 license agreement has expired.  PlayBev disputes Playboy’s position and has filed the litigation described below to protect its rights and business interests and disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks.  Playboy sought in PlayBev’s Chapter 11 reorganization proceedings to terminate PlayBev’s license to market Playboy-licensed energy drinks, but in March 2012 extended the licensing agreement through July 31, 2012, to allow PlayBev and Playboy to negotiate a potential new licensing agreement.  The Company cannot assure that Playboy’s current willingness to discuss a possible settlement rather than aggressively pursue a judicial determination will continue.  If the Playboy licensing dispute is not resolved satisfactorily through a negotiated settlement or litigation in such proceeding, PlayBev would be required to terminate its beverage distribution activities, which are currently the source of the Company’s principal revenues.  Such termination may require the Company to cease its activities and seek protection from creditors.

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

The Company feels that its beverage business segment has the potential to have a substantial impact on its overall business.  The Company plans to focus on the beverage business and the contract manufacturing business.  For the beverage business, the Company plans to sell existing products and develop new products under the license agreement with Playboy to a globally expanding market.  With regard to contract manufacturing, the Company’s goal is to provide customers with manufacturing solutions for both new and more mature products, as well as across product generations.

The Company provides product marketing services to the direct response and retail markets for both proprietary and nonproprietary products.  This segment provides campaign management and marketing services for the beverage distribution, direct response, and retail markets.  The Company intends to continue to provide marketing and media services to support its own product efforts and offer to customers marketing service in channels involving television, radio, print media, and the internet.  The Company intends to serve the electronics assembly and manufacturing industries, although it anticipates that its focus will shift more to providing services on a subcontract basis.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and consisted of the following:

Inventory Summary
	June 30,	December 31,
	2012	2011
Raw Materials	$ 1,798,498	$ 2,076,066
Work in Process	314,252	157,534
Finished Goods	449,395	502,482
Allowance / Reserve	(2,270,430)	(2,271,008)
Totals	$ 291,715	$ 465,074

NOTE 4 – RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders - In 2007, the Company appointed Fadi Nora to its Board of Directors.  In addition to compensation the Company normally pays to nonemployee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora’s efforts.  As of June 30, 2012, the Company owed $0 under this arrangement.  During the six months ended June 30, 2012, Mr. Nora advanced the company cash totaling $50,000.  During the six months ended June 30, 2012, Mr. Nora received cash payments totaling $124,000 in payment of unsecured advances.  As of June 30, 2012, the Company still owed Mr. Nora $1,225,829 in the form of unsecured advances.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by Mr. Nora on these loans.  In addition, the Company owed Mr. Nora $1,036,734 in accrued liabilities as of June 30, 2012, for selling, general, and administrative expenses that were paid to third parties by Mr. Nora on behalf of the Company.

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a Director of the Company.  The terms of the Director agreement requires the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the six months ended June 30, 2012, the Company accrued for 2,400,000 stock options relating to the Director agreement with Mr. Nora.  The fair market value of the options was $2,341, using the following assumptions: 2.5-year term, estimated volatility of 200.04%, and a discount rate of 0.34% (see also Note 10).

In 2007, the Company issued a 10% promissory note to a family member of the Company president in exchange for $300,000.  The note was due on demand after May 2008.  During the six months ended June 30, 2012, the Company made no payments towards the outstanding note.  At June 30, 2012, the principal amount owing on the note was $151,833.  On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, the Company received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum.  During the six months ended June 30, 2012, the Company made no payments towards the outstanding notes.  The principal balance owing on the promissory notes as of June 30, 2012, totaled $72,465.

On April 2, 2009, the Company president and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes.  The Company president and the Director of the Company signed personally for the notes.  Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes.  Two of the notes were for a term of 60 days, with a 60-day grace period; a third note was for a term of 90 days, and a fourth note was for 24 days.  Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes.  At June 30, 2012, the Company showed the balance of $681,912 as part of short-term advances payable on the balance sheet.  As of June 30, 2012, all four notes were in default and are accruing interest at the default rate of 36% per year.

The Company has agreed to issue 6,000,000 options each year to the Company president as compensation for services provided as an officer of the Company.  The terms of the employment agreement require the Company to grant to the Company president options to purchase 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the six months ended June 30, 2012, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh.  The fair market value of the options was $5,852, using the following assumptions: estimated 2.5-year term, estimated volatility of 200.04%, and a discount rate of 0.34% (see also Note 10).

As of June 30, 2012, the Company owed the Company president a total of $163,002 in short-term advances payable and $154,537 in accrued options.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by the Company’s president on these loans.

Sublease - In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”) entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs.  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease was for two months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights.  Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore.  The income from the sublease to Katana for the six months ended June 30, 2011, was $57,000 and was recognized as other income.  On July 1, 2011, Katana had assumed the full lease payment and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities.  The Company had no sublease income for the six months ended June 30, 2012.  The Company recorded a rent expense of $30,000 for the six months ended June 30, 2012.

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

PlayBev Petition for Relief under Chapter 11 - The Company’s ability to continue energy drink distribution, its principal source of revenue, through PlayBev, a consolidated variable interest entity, under a 2006 license agreement with Playboy, is subject to possible interruption because of disputes between PlayBev and Playboy.  Among other things, Playboy has stated its position that PlayBev’s 2006 license agreement has expired.  PlayBev disputes Playboy’s position and has filed the litigation described below to protect its rights and business interests.

As described in previous filings, in August 2012, PlayBev entered into two interdependent and contingent agreements with Playboy.  Subject to confirmation of PlayBev’s Chapter 11 plan of reorganization, certain payments to Playboy, and other conditions precedent, the proposed transaction would have resulted in both: (a) a settlement of all claims by and between PlayBev and Playboy; and (b) a new license agreement in favor of the anticipated reorganized debtor under PlayBev’s proposed plan.  PlayBev did not deposit into escrow by the agreed deadline the initial payment required to be paid to Playboy upon the effective date of PlayBev’s proposed plan.  Further, PlayBev did not obtain confirmation of its proposed plan, and the agreements between PlayBev and Playboy were not approved by the bankruptcy court.  As such, Playboy has declared the new, contingent license agreement to be void and without effect.  Similarly, the conditions precedent to the effectiveness of PlayBev’s settlement with Playboy did not occur.  Accordingly, the proposed, contingent license and settlement agreements are ineffective and without any legal force or effect.

As part of its efforts to develop a new plan of reorganization, PlayBev has proposed to Playboy modified terms for a proposed new license to market Playboy-branded energy drinks, but no substantive discussions are underway.  Meanwhile, motions to dismiss or convert PlayBev’s reorganization case to a liquidation are scheduled to be heard in late November 2012.

In October 2012, the Company and PlayBev jointly filed a lawsuit in Chicago, Illinois, alleging various breaches by Playboy and others of the previous product license agreement and interference with the plaintiffs’ established distributorship network and seeking compensatory and punitive damages, an injunction against termination of the previous product license and continuing interference, and other equitable and ancillary relief.  Playboy and the other defendants have not responded to the lawsuit.  If the Playboy licensing dispute is not resolved satisfactorily to the Company through a negotiated settlement or litigation, PlayBev may be required to terminate its beverage distribution activities, which are currently the source of the Company’s principal revenues.  Such termination may require the Company to cease its activities and seek protection from creditors.

Registration Rights Agreements - In connection with the Company’s issuance of convertible debentures to YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. (“YA Global”), the Company granted to YA Global certain registration rights, pursuant to which the Company agreed to file a registration statements to register the resale of shares of the Company’s common stock issuable upon conversion of the debentures.  The Company agreed to keep the registration statement effective until all of the shares issuable upon conversion of the debenture have been sold.  The Company has not accrued a liability for potential losses.

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

During the six months ended September 30, 2012, the Company paid $100,000 towards the required payments.  As of the date of this filing it had made the required payments for the subsequent months.

Delinquent Payroll Taxes, Interest, and Penalties - In November 2004, the IRS accepted the Company’s Amended Offer in Compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties.  The acceptance of the Offer required the Company to pay $500,000.  Additionally, the Offer required the Company to remain current in its payment of taxes for five years and not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes on future profits in an amount equal to the taxes waived by the Offer of $1,455,767.  The Company has defaulted on the original agreement and is currently working with the IRS to pay the 2009 tax liabilities.  The Company is also not current on its payroll taxes as of November 19, 2012, and is working with the IRS to pay these liabilities.

The Company is in a disagreement with its former legal counsel over charges incurred and the amount due to this provider for billed services, charges, and interest expense.  The Company is currently working with this provider to settle the outstanding balance.  If the Company is not able to settle the outstanding balance, it is possible that it may need to accrue an additional $267,000 in addition to the balance accrued as of June 30, 2012.

Employment Agreements - On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company’s president.  The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000.  The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board.  The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company’s earnings before interest, taxes, depreciation, and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances, of all beverage products of the Company and its affiliates for the most recent fiscal year.  During the six months ended June 30, 2012 and 2011, the Company incurred $39,080 and $11,868, respectively of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

Pursuant to the employment agreement, Mr. Hawatmeh's employment may be terminated for cause or upon death or disability, in which event the Company is required to pay Mr. Hawatmeh any unpaid base salary and unpaid earned bonuses.  In the event that Mr. Hawatmeh is terminated without cause, the Company is required to pay to Mr. Hawatmeh: (i) within 30 days following such termination, any benefit, incentive, or equity plan, program, or practice (the “Accrued Obligations”) paid when the bonus would have been paid to him if employed; (ii) within 30 days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months of his annual base salary; (iii) bonus(es) owing under the employment agreement for the two-year period after the date of termination (net of an bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within 12 months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months of annual base salary; provided that if Mr. Hawatmeh is terminated without cause in contemplation of, or within one year, after a change in control, then two times such annual base salary and bonus payment amounts.

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora.  The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, and a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs.  The Company has accrued $798,000 in compensation, which is included in related-party payables as of June 30, 2012.

Advanced Beauty Solutions, LLC - In connection with prior litigation with Advanced Beauty Solutions (“ABS”), it claimed nonperformance by the Company and filed an adversary proceeding in its bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.  On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against the Company in the amount of $1,811,667, plus interest.  On September 11, 2009, the Bankruptcy Court denied the Company’s motion to set aside the judgment.

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

During the six months ended June 30, 2012, the Company paid $47,500 towards the required payments.  As of the date of this filing it had made the required payment for the month of April.

NOTE 6 - NOTES PAYABLE

In February 2012, the Company issued an 18%, 60-day, $30,000 promissory note to an investor.  The principal balance included a $5,000 borrowing fee.  The promissory note was outstanding as of June 30, 2012.

NOTE 7 - FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet.  The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.  The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Multi-nomial Lattis model as of June 30, 2012, and December 31, 2011, and used the Black-Scholes model prior to that.  The fair values of the derivative instruments are measured each quarter.  As of June 30, 2012, and December 31, 2011, the fair market value of the derivatives aggregated $461,248 and $294,717, respectively.

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

Liabilities measured at fair value on a recurring basis at June 30, 2012, are summarized as follows:

June 30, 2011

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$ -	$ 461,248	$ -	$ 461,248

Liabilities measured at fair value on a recurring basis at December 31, 2011, are summarized as follows:

December 31, 2011

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$ -	$ 294,717	$ -	$ 294,717

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company’s stockholders’ deficit increased by $1,899,401 as a result of the net loss attributable to CirTran Corporation for the six months ended June 30, 2012.  Non-controlling interest in consolidated subsidiaries increased stockholders’ deficit by $269,940 for the six months ended June 30, 2012, due to the operating losses of the non-controlling subsidiary.

During the six months ended June 30, 2012, the Company issued 47,200,000 shares of common stock for the exercise of stock options valued at $39,187.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of June 30, 2012, options to purchase a total of 121,800,000 shares of common stock had been issued from the 2012 Stock Option Plan, out of which a maximum of 403,000,000 can be issued.  The Company’s Board of Directors administers the plans and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, nonqualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the six months ended June 30, 2012 and 2011, the Company did not grant options to purchase shares of common stock to employees.

During the six months ended June 30, 2012, the Company accrued for 18,600,000 employee options relating to the employment contract of the Company president, directors, and officers.  The fair market value of the options accrued aggregated $1,400, using the following assumptions: 5-year term, estimated volatility of 457.98%, and a discount rate of 0.68%.

A summary of the stock option activity under the Plans as of June 30, 2012, and changes during the three months then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Outstanding at December 31, 2011	37,800,000	$ 0.0130	0.51	$ -
Granted	47,200,000	$ 0.0015
Exercised	(47,200,000)	$ 0.0043
Expired	(19,200,000)	$ 0.0512
Outstanding at June 30, 2012	18,600,000	$ 0.0013	0.53	$ -

Exercisable at June 30, 2012	18,600,000	$ 0.0013	0.53	$ -

As of June 30, 2012 and December 31, 2011, the Company had a total of 106,000,000 and 83,600,000 options not issued but accrued.

Warrants - On January 24, 2011, as part of the Forbearance Agreement, a warrant to purchase 25,000,000 shares of common stock was issued to YA Global.  The warrant had an exercise price of $0.02 per share and vested immediately.

The Company currently has an insufficient number of authorized shares to enable warrant holders to fully exercise their warrants, assuming all warrants holders desired to do so.  Accordingly, the warrants are subject to derivative accounting treatment and are included in the derivative liability related to the convertible debentures (see Note 8).

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company evaluates performance of each segment based on earnings or loss from operations.  Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Three Months Ended June 30, 2012
Sales to external customers	$ -	$ 24,541	$ -	$ 291,214	$ 315,755
Segment income (loss)	(47,857)	(16,656)	15	(640,989)	(705,487)
Segment assets	-	-	-	-	-
Depreciation and amortization	5,156	17,180	-	-	22,336

Three Months Ended June 30, 2011
Sales to external customers	$ -	$ 23,407	$ -	$ 662,218	$ 685,625
Segment income (loss)	5,674,748	(24,996)	(92,772)	(852,971)	4,704,009
Segment assets	1,756,790	837,102	96,518	1,480,919	4,171,329
Depreciation and amortization	6,258	43,448	2,631	-	52,337

Six Months Ended June 30, 2012
Sales to external customers	$ -	$ 55,625	$ -	$ 878,830	$ 934,455
Segment income (loss)	(302,531)	(14,733)	-	(1,676,319)	(1,993,583)
Segment assets	-	-	-	-	-
Depreciation and amortization	10,321	39,524	-	-	49,845

Six Months Ended June 30, 2011
Sales to external customers	$ -	$ 77,348	$ -	$ 2,003,477	$ 2,080,825
Segment income (loss)	(2,557,968)	(25,518)	(98,560)	(1,223,737)	(3,905,783)
Segment assets	1,756,790	836,559	96,518	1,480,919	4,170,786
Depreciation and amortization	14,993	85,626	8,146	-	108,765

NOTE 12 - GEOGRAPHIC INFORMATION

The Company currently maintains $81,276 of capitalized tooling costs in China.  All other revenue-producing assets are located in the United States of America.  Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

NOTE 13 - SUBSEQUENT EVENTS

On August 23, 2012, the Company issued 25,000,000 options to purchase one share of common stock to a third party for services performed with an exercise price of $0.0001 per share, vesting immediately and expiring on September 13, 2012.  The Company will recognize a corresponding expense of approximately $20,035 during the period ended September 30, 2012.  These options were exercised during August 2012 and the Company correspondingly issued 25,000,000 common shares.

These financial statements considered subsequent events through November 19, 2012, the date the financial statements were available to be issued.

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

Beverage Distribution (94% and 96% of total revenue during six months ended June 30, 2012 and 2011, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.

Contract Manufacturing (6% and 4% of total revenue during the six months ended June 30, 2012 and 2011, respectively)

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets.

Marketing and Media (no revenues during the six months ended June 30, 2012 and 2011, respectively)

CirTran Online sells products via the Internet and provides services and support to Internet retailers.

CirTran Media provides end-to-end services to the direct-response and entertainment industries.

Electronics Assembly (no revenues during the six months ended June 30, 2012 and 2011, respectively)

CirTran Corporation (“CirTran USA”) provides low-volume electronics assembly activities consisting primarily of placing and attaching electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs.  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements.  The fact that some of these risk factors may be the same or similar to our past reports filed with the SEC means only that the risks are present in multiple periods.  We believe that many of the risks are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported.  The fact that certain risks are common in the industry does not lessen their significance.  The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in such forward-looking statements.  We expressly disclaim any obligation or intention to update any forward-looking statement.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Sales and Cost of Sales

Net sales decreased to $315,755 for the three months ended June 30, 2012, as compared to $685,625 for the three months ended June 30, 2011.  Net sales decreased to $934,455 for the six months ended June 30, 2012, as compared to $2,080,825 for the six months ended June 30, 2011.  The decrease is primarily attributable to issues related to PlayBev’s bankruptcy case, the uncertainty created by Playboy in relation to the interference with our beverage distributors, and our defense against numerous lawsuits.  Additionally, disputes with distributors and their uncertainty respecting the status of the PlayBev license to market Playboy-licensed energy drinks decreased revenues.

Cost of sales, including royalty expense, as a percentage of sales, decreased to 4% from 97% for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, respectively, and increased to 83% from 68% for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, respectively.  Consequently, the gross profit margin increased to 96% from 3% for the three months ended June 30, 2012 and 2011, respectively, and decreased to 17% from 32%, for the six months ended June 30, 2012 and 2011, respectively.  The decrease in gross profit margin is attributable to a decrease in revenues from royalty agreements which have an overall lower cost.

The following charts present comparisons of sales, cost of sales, and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media, and Beverage Distribution during the six months ended June 30, 2012 and 2011:

Six months Ended June 30:
Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2012	$878,830	$246,763	$526,015	$106,052
	2011	3,101,683	1,244,688	1,079,967	777,028
Contract Manufacturing	2012	55,625	201	-	55,424
	2011	77,348	734	-	76,614
Electronics Assembly	2012	-	-	-	-
	2011	-	-	-	-
Marketing / Media	2012	-	-	-	-
	2011	-	-	-	-

Three months Ended June 30:
Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2012	$291,214	$8,613	$5,011	$277,590
	2011	662,218	132,727	534,296	(4,805)
Contract Manufacturing	2012	24,541	201	-	24,340
	2011	23,407	403	-	23,004
Electronics Assembly	2012	-	-	-	-
	2011	-	-	-	-

Marketing / Media	2012	-	-	-	-
	2011	-	-	-	-

Selling, General, and Administrative Expenses

During the three and six months ended June 30, 2012 and 2011, selling, general, and administrative expenses decreased $502,738 and $836,407, respectively, as compared to the same periods during the respective prior years.  The decrease in selling, general, and administrative expenses was driven primarily by a decrease during the first six months of 2012 of in marketing expenses of $203,361, a decrease of salaries expenses of $72,260, a decrease in media promotions expenses of $160,506, and a decrease of travel and entertainment expenses of $124,899.

Noncash Compensation Expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $19,183 for the three months ended June 30, 2012, as compared to $5,703 for the three months ended June 30, 2011, and $39,080 for the six months ended June 30, 2012, as compared to $104,462 for the six months ended June 30, 2011, as a result of the employee stock options accrued for per the respective employment agreements.

Other Income and Expense

Interest expense recorded in the Condensed Consolidated Statements of Operations combines both accretion expense and interest expense.  The combined interest expense for three months ended June 30, 2012, was $282,441, as compared to $232,722 for the three months ended June 30, 2011, an increase of 21.4%.  The combined interest expense for the six months ended June 30, 2012, was $538,102, as compared to $504,512 for the six months ended June 30, 2011.  The increase in the combined interest expense was driven by the reduction in accretion expense recorded for the six months ended June 30, 2012.

We recorded a loss of $32,925 on our derivative valuation for the three months ending June 30, 2012, as compared to a gain of $6,005,885 recorded for the three months ended June 30, 2011. We recorded a loss of $166,530 on our derivative valuation for the six months ended June 30, 2012, as compared to a loss of $1,865,826 recorded for the six months ended June 30, 2011.  The swing in the derivative valuation is primarily the result of the change in estimating the fair value of convertible debentures and associated warrants from using the Black Scholes model to a Multi-nomial Lattis model, together with the varying market values of our common stock.

As a result of these factors, our overall results of operations decreased to a loss of $705,487 for the three months ended June 30, 2012, as compared to net income of $4,704,009 for the three months ended June 30, 2011.  The net loss attributable to us was $589,517 for the three months ended June 30, 2012, and a net loss of $115,970 was attributable to a non-controlling equity interest in PlayBev.  Net loss decreased to $1,993,583 for the six months ended June 30, 2012, as compared to a net loss of $3,905,783 for the six months ended June 30, 2011. The net loss attributable to us was $1,723,643 for the six months ended June 30, 2012, and a net loss of $269,940 was attributable to a non-controlling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues.  Our accumulated deficit was $49,990,814 at June 30, 2012, and $48,267,171 at December 31, 2011.  Net loss for the six months ended June 30, 2012, was $1,993,583, as compared to $3,905,783 for the six months ended June 30, 2011.  Our current liabilities exceeded our current assets by $27,409,203 as of June 30, 2012, and by $25,540,389 as of December 31, 2011.

Cash

The amount of cash used in operating activities during the six months ended June 30, 2012, decreased by $524,514, driven primarily by reduced expenses.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $128,233 during the six months ended June 30, 2012.  We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.  We eliminated the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a variable interest entity.

Accounts Payable and Accrued Liabilities

During the six months ended June 30, 2012, accounts payable, accrued liabilities, advances payable, interest payable, and short-term debt increased by $1,251,425 to a combined balance of $16,393,006 as of June 30, 2012.  The increase includes an increase of $764,320 in accrued liabilities, $59,900 increase in short-term debt, and $516,087 increase in accounts payable.  The increase in accounts payable activity is a result of continued PlayBev-related services performed during the year for beverage development, distribution, marketing, and legal services.  At June 30, 2012, we owed $3,860,163 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

Liquidity and Financing Arrangements

We have a history of substantial losses from operations, as well as a history of using rather than providing cash in operations.  We had an accumulated deficit of $49,990,814 along with a total stockholders’ deficit of $26,965,299 at June 30, 2012.  We have used cash from our operations for the six months ended June 30, 2012, of $531.  During the six months ended June 30, 2011, we used $525,045 in cash in operations.  During the six months ended June 30, 2012, our monthly operating costs and interest expense averaged approximately $129,000 per month.

In conjunction with our efforts to improve our results of operations we are also actively seeking infusions of capital from investors and sources to repay our existing convertible debentures.  In our current financial condition, it is unlikely that we will be able to obtain additional debt financing.  Even if we did acquire additional debt, we would be required to devote additional cash flow to servicing the debt and securing the debt with assets.  Accordingly, we are looking to obtain equity financing to meet our anticipated capital needs.  There can be no assurances that we will be successful in obtaining such capital.  If we issue additional shares for debt and/or equity, this will dilute the value of our common stock and existing shareholders’ positions.

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

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of our common stock until the earlier of our default under the 2011 YA Agreement or the Termination Date.

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

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of our common stock until the earlier of our default under the 2012 YA Forbearance Agreement or the Termination Date.

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

We have entered into a Manufacturing, Marketing and Distribution Agreement with PlayBev, a consolidated variable interest entity, whereby we are the vendor of record in providing initial development, promotional, marketing and distribution services marketing, and distribution services.  Accordingly, all amounts billed to PlayBev in connection with the development and marketing of its new energy drink have been eliminated in consolidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012.  Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at June 30, 2012, due to the fact that the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, had not been remediated as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In re Play Beverages, LLC,  United States Bankruptcy Court for the District of Utah, Case No. 11-26046, and related matters - PlayBev, our consolidated variable interest entity, is a debtor-in-possession in the above-referenced proceedings.  PlayBev entered into a 2006 license agreement with Playboy Enterprises International, Inc. (“Playboy”), to market a Playboy-branded non-alcoholic energy drink.  Among other things, Playboy has stated its position that PlayBev’s 2006 license agreement has expired.  PlayBev disputes Playboy’s position and has filed the litigation described below to protect its rights and business interests.

As described in previous filings, in August 2012, PlayBev entered into two interdependent and contingent agreements with Playboy.  Subject to confirmation of PlayBev’s Chapter 11 plan of reorganization, certain payments to Playboy, and other conditions precedent, the proposed transaction would have resulted in both: (a) a settlement of all claims by and between PlayBev and Playboy; and (b) a new license agreement in favor of the anticipated reorganized debtor under PlayBev’s proposed plan.  PlayBev did not deposit into escrow by the agreed deadline the initial payment required to be paid to Playboy upon the effective date of PlayBev’s proposed plan.  Further, PlayBev did not obtain confirmation of its proposed plan and the agreements between PlayBev and Playboy were not approved by the bankruptcy court.  As such, Playboy has declared the new, contingent license agreement to be void and without effect.  Similarly, the conditions precedent to the effectiveness of PlayBev’s settlement with Playboy did not occur.  Accordingly, the proposed, contingent settlement and license agreements are ineffective and without any legal force or effect.

As part of its efforts to develop a new plan of reorganization, PlayBev has proposed to Playboy modified terms for a proposed new license to market Playboy-branded energy drinks, but no substantive discussions are underway.  Meanwhile, motions to dismiss or convert PlayBev’s reorganization case to a liquidation are scheduled to be heard in late November 2012.  As noted above, the foregoing led to our filing of the litigation described below.

Play Beverages, LLC, et al. v. Playboy Enterprises, Inc., et al. - In October 2012, our wholly owned subsidiary, CirTran Beverage Corp., and PlayBev joined in filing a lawsuit in Cook County, Illinois, captioned, Play Beverages, LLC, and CirTran Beverage Corp. v. Playboy Enterprises, Inc., et al., Case No. 2012L012181.  In their amended complaint, the plaintiffs allege that Playboy breached, and that all defendants conspired to breach and aided and abetted Playboy’s breach, of the previous product license agreement and interfered with the plaintiffs’ established distributorship network.  The plaintiffs seek compensatory and punitive damages, an injunction against termination of the previous product license and continuing interference, and other equitable and ancillary relief.  Playboy and the other defendants have not responded to the lawsuit.

If the Playboy licensing dispute is not resolved satisfactorily to us through a negotiated settlement or litigation, PlayBev may be required to terminate its beverage distribution activities, which are currently the source of our principal revenues.  Such termination may require us to cease our activities and seek protection from creditors.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	This filing.

Item 101	Interactive Data File
101	Interactive Data File	This filing.

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

CIRTRAN CORPORATION
(Registrant)

Date: November 20, 2012	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)