Form 10-Q
period 2012-09-30
CIRTRAN CORP
filed 2012-11-30
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 19, 2012, issuer had 1,946,502,289 outstanding shares of common stock, par value $0.001.

CIRTRAN CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 39,497	$ 173,780
Trade accounts receivable, net of allowance for doubtful
accounts of $935,111 and $1,023,156, respectively	499,745	27,585
Inventory, net of reserve of $2,359,154 and $2,271,008 , respectively	228,617	465,074
Other	26,804	26,136
Total current assets	794,663	692,575

Investment in securities, at cost	300,000	300,000
Long-term receivable, net of allowance of $1,582,895	-	-
Property and equipment, net	104,255	172,480
Other assets, net	23,214	2,010

Total assets	$ 1,222,132	$ 1,167,065

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks written in excess of bank balance	$ 26,098	$ 208,193
Accounts payable	4,687,257	4,079,330
Related-party payable	867,656	705,056
Short-term advances payable	3,803,963	3,800,263
Accrued liabilities	2,430,027	2,589,709
Accrued payroll and compensation expense	2,527,121	1,913,075
Accrued interest	2,692,645	2,054,148
Deferred revenue	4,691,167	3,485,463
Derivative liability	426,900	294,717
Convertible debenture	3,161,355	3,161,355
Refundable customer deposits	506,754	1,317,387
Liabilities subject to compromise	1,122,154	1,122,154
Current maturities of long-term debt	936,585	906,585
Current liabilities to non-controlling interest holders	614,362	443,696
Note payable to stockholders and members	151,833	151,833
Total current liabilities	28,645,877	26,232,964

Total liabilities	28,645,877	26,232,964

Stockholders' deficit
CirTran Corporation stockholders' deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares;
issued and outstanding shares: 1,946,502,289 and 1,819,302,289	1,946,502	1,819,297
Additional paid-in capital	29,927,562	29,872,151
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(50,314,609)	(48,267,171)
Total CirTran Corporation and subsidiaries stockholders' deficit	(18,457,545)	(16,592,723)
Non-controlling interest	(8,966,200)	(8,473,176)
Total stockholders' deficit	(27,423,745)	(25,065,899)

Total liabilities and stockholders' deficit	$ 1,222,132	$ 1,167,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,

	2012	2011	2012	2011

Net sales	$ 653,127	$ 832,772	$ 1,587,582	$ 2,913,597
Cost of sales	(68,226)	(193,278)	(315,190)	(521,695)
Royalty Expense	(39,594)	(522,316)	(565,609)	(1,600,677)

Gross profit	545,307	117,178	706,783	791,225

Operating expenses
Selling, general and administrative expenses	873,490	1,877,930	2,284,837	4,125,684
Non-cash compensation expense	16,331	26,001	55,411	130,463
Total operating expenses	889,821	1,903,931	2,340,248	4,256,147

Loss from operations	(344,514)	(1,786,753)	(1,633,465)	(3,464,922)

Other income (expense)
Interest expense	(344,517)	(233,165)	(882,619)	(737,677)
Gain on sale/leaseback	$ -	20,268	-	60,805
Other income	108,864	-	108,864	57,000
Gain on settlement of litigation / debt	(1,060)	26,400	(1,060)	71,587
Gain (loss) on derivative valuation	34,348	1,047,330	(132,182)	(818,496)
Total other income (expense), net	(202,365)	860,833	(906,997)	(1,366,781)

Net loss	(546,879)	(925,920)	(2,540,462)	(4,831,703)

Net loss attributable to non-controlling interest	$ 222,685	626,589	492,625	1,761,522

Net loss attributable to CirTran Corporation and subsidiaries	$ (324,194)	$ (299,331)	$ (2,047,837)	$ (3,070,181)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and diluted weighted-average
common shares outstanding	1,925,060,683	1,551,787,200	1,878,402,289	1,516,446,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2012	2011

Cash flows from operating activities
Net loss	$ (2,540,462)	$ (4,831,703)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	68,225	152,082
Accretion expense	-	36,065
Gain on sale - leaseback	-	(60,805)
Non-cash compensation expense	127,616	46,053
Issuance of warrants for settlement	-	58,410
Change in valuation of derivative	132,183	818,496
Current liabilities to non-controlling interest holders	170,666	-
Gain on settlement of debt	-	(26,400)
Options issued to attorneys for services	-	26,001
Expenses paid by third-party on behalf of the company	5,000	-
Changes in assets and liabilities:
Trade accounts receivable	(472,160)	141,232
Inventories	236,457	(58,131)
Prepaid expenses and other current assets	(668)	491,809
Other assets	(21,204)	-
Accounts payable	662,927	313,807
Related party payable	162,600	194,250
Accrued liabilities	(159,682)	1,224,147
Accrued payroll and compensation	614,046	-
Current portion of refundable customer deposits	(810,633)	-
Accrued interest	803,497	-
Deferred revenue	1,205,704	694,375

Net cash provided by (used in) operating activities	184,112	(780,312)

Cash flows from financing activities
Proceeds from notes payable	25,000	-
Checks written in excess of bank balance	(182,095)	77,132
Proceeds from short-term advances	234,350	1,028,190
Payment on accrued interest	(165,000)	-
Contributions by noncontrolling interest	-	150,000
Payments on short-term advances	(230,650)	(477,564)

Net cash provided by (used in) financing activities	(318,395)	777,758

Net increase (decrease) in cash and cash equivalents	(134,283)	(2,554)

Cash and cash equivalents at beginning of period	173,780	4,767

Cash and cash equivalents at end of period	$ 39,497	$ 2,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -CONTINUED

For the Nine Months Ended September 30,	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 170,000	$ 350,772

Noncash investing and financing activities:
Accounts payable settled on behalf of the company	-	119,960
Common stock issued in exchange for forgiveness of
related party payable	55,000	-
Debt and accrued liabilities converted to equity	-	1,003,794
Non-cash exercise of options for prepaid expenses	-	20,000
Payment of short-term advances through issuance of note payable	-	30,000
Account receivable written off	88,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the “Company”).  These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2012.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  The Company had a net loss of $2,540,462 and of $4,831,703 for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Company had an accumulated deficit of $50,314,609.  In addition, the Company provided cash from operations in the amount of $184,112 and used cash in operations in the amount of $780,312 during the nine months ended September 30, 2012 and 2011, respectively.  The Company also had a negative working capital balance of $27,851,214 as of September 30, 2012, and $25,540,389 as of December 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and consisted of the following:

Inventory Summary
	September 30,	December 31,
	2012	2011
Raw Materials	$ 1,690,439	$ 2,076,066
Work in Process	425,105	157,534
Finished Goods	472,227	502,482
Allowance / Reserve	(2,359,154)	(2,271,008)
Totals	$ 228,617	$ 465,074

NOTE 4 – RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders - In 2007, the Company appointed Fadi Nora to its Board of Directors.  In addition to compensation the Company normally pays to nonemployee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora’s efforts.  As of September 30, 2012, the Company owed $0 under this arrangement.  During the nine months ended September 30, 2012, Mr. Nora advanced the Company cash totaling $50,000.  During the nine months ended September 30, 2012, Mr. Nora received cash payments totaling $174,000 in payment of unsecured advances.  As of September 30, 2012, the Company still owed Mr. Nora $1,175,829 in the form of unsecured advances.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by Mr. Nora on these loans.  In addition, the Company owed Mr. Nora $883,719 in accrued liabilities as of September 30, 2012, for selling, general, and administrative expenses that were paid to third parties by Mr. Nora on behalf of the Company.

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a Director of the Company.  The terms of the director agreement require the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the nine months ended September 30, 2012, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $2,341, using the following assumptions: 2.5-year term, estimated volatility of 200.04%, and a discount rate of 0.34% (see also Note 10).

In 2007, the Company issued a 10% promissory note to a family member of the Company President in exchange for $300,000.  The note was due on demand after May 2008.  During the nine months ended September 30, 2012, the Company made no payments towards the outstanding note.  At September 30, 2012, the principal amount owing on the note was $151,833.  On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, the Company received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum.  During the nine months ended September 30, 2012, the Company made no payments towards the outstanding notes.  The principal balance owing on the promissory notes as of September 30, 2012, totaled $72,465.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes.  The Company President and the Director of the Company signed personally for the notes.  Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes.  Two of the notes were for a term of 60 days, with a 60-day grace period; a third note was for a term of 90 days; and a fourth note was for 24 days.  Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes.  At September 30, 2012, the Company showed the balance of $3,783,163 as part of short-term advances payable on the balance sheet.  As of September 30, 2012, all four notes were in default and are accruing interest at the default rate of 36% per year.

The Company has agreed to issue 6,000,000 options each year to the Company President as compensation for services provided as an officer of the Company.  The terms of the employment agreement require the Company to grant to the Company President options to purchase 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the nine months ended September 30, 2012, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh.  The fair market value of the options was $5,852, using the following assumptions: estimated 2.5-year term, estimated volatility of 200.04%, and a discount rate of 0.34% (see also Note 10).

As of September 30, 2012, the Company owed the Company President a total of $190,002 in short-term advances payable and 30,000,000 stock options with an aggregated fair value at time of grant of $154,537.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by the Company’s President on these loans.

Sublease - In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”), entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs.  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease was for two months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights.  Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore.  The income from the Sublease to Katana for the nine months ended September 30, 2011, was $57,000 and was recognized as other income.  On July 1, 2011, Katana had assumed the full lease payment, and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities.  The Company had no Sublease income for the nine months ended September 30, 2012.  The Company recorded a rent expense of $45,000 for the nine months ended September 30, 2012.

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

As described in previous filings, in August 2012, PlayBev entered into two interdependent and contingent agreements with Playboy.  Subject to confirmation of PlayBev’s Chapter 11 plan of reorganization, certain payments to Playboy, and other conditions precedent, the proposed transaction would have resulted in both: (a) a settlement of all claims by and between PlayBev and Playboy; and (b) a new license agreement in favor of the anticipated reorganized debtor under PlayBev’s proposed plan.  PlayBev did not deposit into escrow by the agreed deadline the initial payment required to be paid to Playboy upon the effective date of PlayBev’s proposed plan.  Further, PlayBev did not obtain confirmation of its proposed plan, and the agreements between PlayBev and Playboy were not approved by the bankruptcy court.  As such, Playboy has declared the new, contingent license agreement to be void and without effect.  Similarly, the conditions precedent to the effectiveness of PlayBev’s settlement with Playboy did not occur.  Accordingly, the proposed, contingent license and settlement agreements are ineffective and without any legal force or effect.  Further, the foregoing resulted in the termination of the contingent agreements under which the Company and Playboy agreed to settle all claims between them in consideration of the issuance of approximately 5.5 million of the 20 million shares of the reorganized debtor to be outstanding after implementation of PlayBev’s plan and the Company agreed to transfer all of its energy drink related assets to the reorganized debtor in consideration of its assumption of certain deposits and advances to energy drink distributors and the payment to the Company of a percentage of the revenues from the reorganized debtor’s ongoing energy drink distribution business.

As part of its efforts to develop a new plan of reorganization, PlayBev has proposed to Playboy modified terms for a proposed new license to market Playboy-branded energy drinks, but no substantive discussions are underway.  Meanwhile, motions to dismiss or convert PlayBev’s reorganization case to a liquidation are scheduled to be heard in early December 2012.

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

YA Global Forbearance Agreements - On September 25, 2010, YA Global filed a lawsuit against the Company asserting claims for breach of contract, breaches of the uniform commercial code, and replevin.  YA Global sought a judgment in the amount of $4,193,380, plus interest and attorneys fees, as well as a writ of replevin to compel the Company to turn over equipment and other property that YA Global claims was pledged as collateral to secure obligations owing to YA Global.

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

On March 22, 2012, the Company entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the “2012 YA Forbearance Agreement”), in which it ratified its previous obligations under the debentures and agreed to pay the debentures under the following payment plan: $25,000 at signing the 2012 YA Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014 (the “Extended Termination Date”).  In addition to the above minimum payments to YA Global, the Company is required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not to exceed $50,000 in March 2012 and $25,000 per month in April through September 2012.

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

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of the Company’s common stock, until the earlier of the Company’s default under the 2012 YA Forbearance Agreement or the Extended Termination Date.

During the nine months ended September 30, 2012, the Company paid $100,000 towards the required payments.  It has made all payments under the 2012 YA Forbearance Agreement as of the date of this filing.

Delinquent Payroll Taxes, Interest, and Penalties - In November 2004, the IRS accepted the Company’s Amended Offer in Compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties.  The acceptance of the Offer required the Company to pay $500,000.  Additionally, the Offer required the Company to remain current in its payment of taxes for five years and not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes on future profits in an amount equal to the taxes waived by the Offer of $1,455,767.  The Company has defaulted on the original agreement and is currently working with the IRS to pay the 2009 tax liabilities.  The Company is also not current on its payroll taxes as of November 30, 2012, and is working with the IRS to pay these liabilities.

Disputed Account Payable - The Company disputes the amount due to its former legal counsel for billed services, charges, and interest expense.  The Company is currently working with this provider to settle the outstanding balance.  If the Company is not able to settle the outstanding balance, it is possible that it may need to accrue an additional $267,000 in addition to the balance accrued as of September 30, 2012.

Employment Agreements - On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company’s President.  The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000.  The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  The employment agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board.  The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company’s earnings before interest, taxes, depreciation, and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances, of all beverage products of the Company and its affiliates for the most recent fiscal year.  During the nine months ended September 30, 2012 and 2011, the Company incurred $5,852 and $11,868, respectively, of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

Pursuant to the employment agreement, Mr. Hawatmeh’s employment may be terminated for cause or upon death or disability, in which event, the Company is required to pay Mr. Hawatmeh any unpaid base salary and unpaid earned bonuses.  In the event that Mr. Hawatmeh is terminated without cause, the Company is required to pay to Mr. Hawatmeh: (i) within 30 days following such termination, any benefit, incentive, or equity plan, program, or practice (the “Accrued Obligations”) paid when the bonus would have been paid Mr. Hawatmeh if employed; (ii) within 30 days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months of  annual base salary; (iii) bonus(es) owing under the employment agreement for the two-year period after the date of termination (net of an bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within 12 months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months of annual base salary; provided that if Mr. Hawatmeh is terminated without cause in contemplation of, or within one year, after a change in control, then two times such annual base salary and bonus payment amounts.

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora.  The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, and a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs.  The Company has accrued $867,656 in compensation, which is included in related-party payables as of September 30, 2012.

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

On March 22, 2012, the Company and ABS entered into a formal forbearance agreement, dated as of March 1, 2012 (the “ABS Forbearance Agreement”), whereby ABS agreed to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of the definitive ABS Forbearance Agreement and satisfaction of applicable conditions precedent.  The ABS Forbearance Agreement calls for the Company to pay $7,500 per month for 46 consecutive months (except for a payment of $15,000 in December 2012), commencing in March 2012, with the unpaid balance, as finally determined as provided below, due and payable in January 2016.  No interest on the principal would accrue unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Forbearance Agreement.  In addition, the Company stipulated to an additional judgment for attorney’s fees incurred in negotiating the ABS Forbearance Agreement and entering into the related definitive agreements and in related post-judgment collection efforts.  The obligation to pay $1,835,000 under the ABS Forbearance Agreement would be secured by an encumbrance on all of the Company’s assets, subject to a prior lien and encumbrance in favor of YA Global.

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

During the nine months ended September 30, 2012, the Company paid $150,000 towards the required payments.  The Company has paid all amounts due as of the date of this filing.

NOTE 6 - NOTES PAYABLE

In February 2012, the Company issued an 18%, 90-day, $30,000 promissory note to an investor.  The principal balance included a $5,000 borrowing fee.  The promissory note was outstanding as of September 30, 2012.

NOTE 7 - FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet.  The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.  The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Multi-nomial Lattis model as of September 30, 2012, and December 31, 2011, and used the Black-Scholes model prior to that.  The fair values of the derivative instruments are measured each quarter.  As of September 30, 2012, and December 31, 2011, the fair market value of the derivatives aggregated $426,900 and $2,289,552, respectively.

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

Liabilities measured at fair value on a recurring basis at September 30, 2012, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$ -	$ 426,900	$ -	$ 426,900

Liabilities measured at fair value on a recurring basis at December 31, 2011, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$ -	$ 294,717	$ -	$ 294,717

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company’s stockholders’ deficit increased by $2,580,928 as a result of the net loss attributable to CirTran Corporation for the nine months ended September 30, 2012.  Noncontrolling interest in consolidated subsidiaries increased stockholders’ deficit by $492,625 for the nine months ended September 30, 2012, due to the operating losses of the non-controlling subsidiary.

During the nine months ended September 30, 2012, the Company issued 72,200,000 shares of common stock for the exercise of stock options valued at $55,411.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period.  Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable.  The Company had 4,226,101,050 and 4,245,301,050 in potentially issuable common shares at September 30, 2012, and December 31, 2011, respectively.  These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Option Plans - As of September 30, 2012, options to purchase a total of 146,800,000 shares of common stock had been issued from the 2012 Stock Option Plan, out of which a maximum of 403,000,000 can be issued.  The Company’s Board of Directors administers the plans and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, nonqualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the nine months ended September 30, 2012 and 2011, the Company did not grant options to purchase shares of common stock to employees.

During the nine months ended September 30, 2012, the Company accrued for 22,400,000 employee options relating to the employment contract of the Company’s President, Directors, and officers.  The fair market value of the options accrued aggregated $390,695, using the following assumptions: 5-year term, estimated volatility of 200.04%, and a discount rate of 0.34%.

During the nine months ended September 30, 2012, the Company issued to consultants five-year options to purchase 72,200,000 shares of common stock, exercisable at $0.0001.  These shares were exercised during the nine-month period.  The fair market value of the options aggregated $55,411, using the following assumptions: five- year term, volatility of between 167.01% and 419.61%, and a discount rate of between 0.04% and 0.10%.

A summary of the stock option activity under the Plans as of September 30, 2012, and changes during the nine months then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Outstanding at December 31, 2011	37,800,000	$ 0.0130	0.51	$ -
Granted	47,200,000	$ 0.0001
Exercised	(47,200,000)	$ 0.0001
Expired	(19,200,000)	$ 0.0140
Outstanding at September 30, 2012	18,600,000	$ 0.0123	0.19	$ -

Exercisable at September 30, 2012	18,600,000	$ 0.0123	0.19	$ -

As of September 30, 2012, and December 31, 2011, the Company had a total of 106,000,000 and 83,600,000 options not issued but accrued.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company evaluates performance of each segment based on earnings or loss from operations.  Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Three Months Ended September 30, 2012
Sales to external customers	$ -	$ 49,177	$ -	$ 603,950	653,127
Segment income (loss)	(132,229)	29,370	-	(444,020)	(546,879)
Segment assets	352,022	75,653	-	794,457	1,222,132
Depreciation and amortization	4,857	13,523	-	-	18,380

Three Months Ended September 30, 2011
Sales to external customers	$ -	$ 8,694	$ -	$ 824,078	$ 832,772
Segment income (loss)	711,578	(41,543)	(5,604)	(1,590,351)	(925,920)
Segment assets	1,763,569	816,059	91,071	797,655	3,468,354
Depreciation and amortization	5,298	30,094	7,925	-	43,317

Nine Months Ended September 30, 2012
Sales to external customers	$ -	$ 104,802	$ -	$ 1,482,780	$ 1,587,582
Segment income (loss)	(434,760)	14,637	-	(2,120,339)	(2,540,462)
Segment assets	352,022	75,653	-	794,457	1,222,132
Depreciation and amortization	15,178	53,047	-	-	68,225

Nine Months Ended September 30, 2011
Sales to external customers	$ -	$ 86,042	$ -	$ 2,827,555	$ 2,913,597
Segment income (loss)	(1,846,390)	(67,061)	(104,164)	(2,814,088)	(4,831,703)
Segment assets	1,763,569	816,059	91,071	797,655	3,468,354
Depreciation and amortization	20,291	115,720	16,071	-	152,082

NOTE 12 - GEOGRAPHIC INFORMATION

The Company currently maintains $81,276 of capitalized tooling costs in China.  All other revenue-producing assets are located in the United States of America.  Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

NOTE 13 - SUBSEQUENT EVENTS

These financial statements considered subsequent events through November 27, 2012, the date the financial statements were available to be issued.

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

Beverage Distribution (94% and 97% of total revenue during nine months ended September 30, 2012 and 2011, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.

Contract Manufacturing (6% and 3% of total revenue during the nine months ended September 30, 2012 and 2011, respectively)

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets.

Marketing and Media (no revenues during the nine months ended September 30, 2012 and 2011, respectively)

CirTran Online sells products via the Internet and provides services and support to Internet retailers.

CirTran Media provides end-to-end services to the direct-response and entertainment industries.

Electronics Assembly (no revenues during the nine months ended September 30, 2012 and 2011, respectively)

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Sales and Cost of Sales

Net sales decreased to $653,127 for the three months ended September 30, 2012, as compared to $832,772 for the three months ended September 30, 2011.  Net sales decreased to $1,587,582 for the nine months ended September 30, 2012, as compared to $2,913,597 for the nine months ended September 30, 2011.  The decrease is primarily attributable to issues related to PlayBev’s bankruptcy case and the uncertainty created by Playboy in relation to the interference with our beverage distributors and defense against numerous lawsuits.  Additionally, disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks decreased revenues.

Cost of sales, including royalty expense, as a percentage of sales, decreased to 17% from 86% for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, respectively, and decreased to 55% from 73% for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, respectively.  Consequently, the gross profit margin increased to 83% from 14%, for the three months ended September 30, 2012 and 2011, respectively and decreased to 45% from 27%, for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in gross profit margin is attributable to a decrease in revenues from royalty agreements that have an overall lower cost.

The following charts present comparisons of sales, cost of sales, and gross profits generated by our four operating segments, i.e., Contract Manufacturing, Electronics Assembly, Marketing and Media, and Beverage Distribution during the nine months ended September 30, 2012 and 2011:

Nine months Ended September 30:
Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2012	$ 1,482,780	$ 314,712	$ 565,609	$ 602,459
	2011	2,827,555	520,559	1,600,677	706,319
Contract Manufacturing	2012	104,802	478	-	104,324
	2011	86,042	1,136	-	84,906
Electronics Assembly	2012	-	-	-	-
	2011	-	-	-	-
Marketing / Media	2012	-	-	-	-
	2011	-	-	-	-

Three months Ended September 30:
Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2012	$ 603,950	$ 67,949	$ 39,594	$ 496,407
	2011	824,078	192,876	522,316	108,886
Contract Manufacturing	2012	49,177	277	-	48,900
	2011	8,694	402	-	8,292
Electronics Assembly	2012	-	-	-	-
	2011	-	-	-	-
Marketing / Media	2012	-	-	-	-
	2011	-	-	-	-

Selling, General, and Administrative Expenses

During the nine months ended September 30, 2012, selling, general, and administrative expenses decreased $1,840,847 for the nine months ended September 30, 2012, as compared to the same period during 2011.  The decrease in selling, general, and administrative expenses was driven primarily by a decrease in legal fees of $288,430, a decrease of salaries expenses of $91,777, a decrease in media promotions expenses of $163,229, a decrease of travel and entertainment expenses of $94,089, and a decrease in bad debt expense of $819,047.

Noncash Compensation Expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $16,331 for the three months ended September 30, 2012, as compared to $26,001 for the three months ended September 30, 2011, and $55,411 for the nine months ended September 30, 2012, as compared to $130,463 for the nine months ended September 30, 2011, as a result of the employee stock options accrued for per the respective employment agreements.

Other Income and Expense

Interest expense recorded in the Condensed Consolidated Statements of Operations combines both accretion expense and interest expense.  The combined interest expense for the three months ended September 30, 2012, was $344,517, as compared to $233,165 for the three months ended September 30, 2011, an increase of 48% and a combined interest expense for the nine months ended September 30, 2012, was $882,619, as compared to $737,677 for the nine months ended September 30, 2011.  The increase in the combined interest expense was driven by the reduction in accretion expense recorded for the nine months ended September 30, 2012.

We recorded a gain of $34,348 on our derivative valuation for the three months ended September 30, 2012, as compared to a gain of $1,047,330 recorded for the three months ended September 30, 2011.  We recorded a loss of $132,182 on our derivative valuation for the nine months ended September 30, 2012, as compared to a loss of $818,496 recorded for the nine months ended September 30, 2011.  The swing in the derivative valuation is primarily the result of the change in estimating the fair value of convertible debentures and associated warrants from using the Black-Scholes model to a Multi-nomial Lattis model, together with the varying market values of our common stock.

As a result of these factors, our overall net loss decreased to $546,879 for the three months ended September 30, 2012, as compared to net loss of $925,920 for the three months ended September 30, 2011.  The net loss attributable to us was $324,194 for the three months ended September 30, 2012, and a net loss of $222,685 was attributable to a noncontrolling equity interest in PlayBev.  Net loss decreased to $2,540,462 for the nine months ended September 30, 2012, as compared to a net loss of $4,831,703 for the nine months ended September 30, 2011.  The net loss attributable to us was $2,047,837 for the nine months ended September 30, 2012, and a net loss of $492,625 was attributable to a non-controlling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues.  Our accumulated deficit was $50,314,609 at September 30, 2012, and $48,267,171 at December 31, 2011.  Net loss for the nine months ended September 30, 2012, was $2,540,462, as compared to $4,831,703 for the nine months ended September 30, 2011.  Our current liabilities exceeded our current assets by $27,851,214 as of September 30, 2012, and by $25,540,389 as of December 31, 2011.

Cash

The amount of cash used in operating activities during the nine months ended September 30, 2012, decreased by $184,112, driven primarily by reduced expenses.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $472,160 during the nine months ended September 30, 2012.  We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.  We eliminate the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a Variable Interest Entity (“VIE”).

Accounts Payable and Accrued Liabilities

During the nine months ended September 30, 2012, accounts payable, accrued liabilities, advances payable, interest payable, and short-term debt increased by $1,867,497 to a combined balance of $17,008,669 as of September 30, 2012.  The increase includes a decrease of $159,682 in accrued liabilities, an $803,497 increase in interest payable, an increase of $614,046 in accrued payroll and compensation, and a $662,927 increase in accounts payable.  The increase in accounts payable activity is a result of continued PlayBev-related services performed during the year for beverage development, distribution, marketing, and legal services.  At September 30, 2012, we owed $3,783,163 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

Liquidity and Financing Arrangements

We have a history of substantial losses from operations, as well of history of using rather than providing cash in operations, notwithstanding the fact that operations provided net cash of $184,112 during the nine months ended September 30, 2012.  We had an accumulated deficit of $50,314,609 along with a total stockholders’ deficit of $18,457,545 at September 30, 2012.  During the nine months ended September 30, 2011, we used $780,312 in cash in operations.  During the nine months ended September 30, 2012, our monthly operating costs and interest expense averaged approximately $129,000 per month.

In conjunction with our efforts to improve our results of operations, we are also actively seeking infusions of capital from investors and are seeking sources to repay our existing convertible debentures.  In our current financial condition and with ongoing activities substantially dependent on the outcome of the PlayBev reorganization, it is unlikely that we will be able to obtain additional debt financing.  Even if we did acquire additional debt, we would be required to devote additional cash flow to servicing the debt and securing the debt with assets.  Accordingly, we are looking to obtain equity financing to meet our anticipated capital needs.  We cannot assure that we will be successful in obtaining such capital.  If we issue additional shares for debt and/or equity, this will dilute the value of our common stock and existing shareholders’ positions.

We cannot assure that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short or the long term.  If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.  These conditions raise substantial doubt about our ability to continue as a going concern.

Convertible Debentures

2011 YA Forbearance Agreement

As of December 31, 2010, we had outstanding convertible debentures issued during previous periods to YA Global with an aggregate outstanding balance of $3,161,355, including accrued interest of $991,329, that were then in default.  In January 2011, we and YA Global entered into a forbearance agreement and related agreements (the “2011 YA Forbearance Agreement”).

In the 2011 YA Forbearance Agreement, we ratified our previous obligations under the debentures; provided the guaranty of our president, Iehab Hawatmeh, secured by one-half of his interest in PlayBev; provided a confession of judgment in litigation by YA Global against Katana, to which we had transferred certain collateral pledged to YA Global; and issued a new warrant to purchase to purchase 25,000,000 shares of our common stock at an exercise price of $0.02 per share, expiring December 2015.

Additionally, we agreed to pay the debentures, $225,000 at signing the 2011 YA Forbearance Agreement ($75,000 to be applied to transaction costs), $75,000 per month for February through April 2011, $200,000 per month for May through December 2011, and the balance on December 31, 2011 (the “2011 Termination Date”).

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

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of our common stock, until the earlier of our default under the 2011 YA Agreement or the 2011 Termination Date.

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

On March 22, 2012, we entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the “2012 YA Forbearance Agreement”), in which we ratified our previous obligations under the debentures and agreed to pay the debentures, $25,000 at signing the 2012 YA Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014 (the “Extended Termination Date”).  In addition to the above minimum payments to YA Global, we are required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not to exceed $50,000 in March 2012 and $25,00 per month in April 2012 and thereafter, until the balance is paid.

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

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of our common stock, until the earlier of our default under the 2012 YA Forbearance Agreement or the Extended Termination Date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012.  Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at September 30, 2012, due to the fact that the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, had not been remediated as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described in previous filings, in August 2012, PlayBev entered into two interdependent and contingent agreements with Playboy.  Subject to confirmation of PlayBev’s Chapter 11 plan of reorganization, certain payments to Playboy, and other conditions precedent, the proposed transaction would have resulted in both: (a) a settlement of all claims by and between PlayBev and Playboy; and (b) a new license agreement in favor of the anticipated reorganized debtor under PlayBev’s proposed plan.  PlayBev did not deposit into escrow by the agreed deadline the initial payment required to be paid to Playboy upon the effective date of PlayBev’s proposed plan.  Further, PlayBev did not obtain confirmation of its proposed plan and the agreements between PlayBev and Playboy were not approved by the bankruptcy court.  As such, Playboy has declared the new, contingent license agreement to be void and without effect.  Similarly, the conditions precedent to the effectiveness of PlayBev’s settlement with Playboy did not occur.  Accordingly, the proposed, contingent settlement and license agreements are ineffective and without any legal force or effect.  Further, the foregoing resulted in the termination of the contingent agreements under which we and Playboy agreed to settle all claims between us in consideration of the issuance of approximately 5.5 million of the 20 million shares of the reorganized debtor to be outstanding after implementation of PlayBev’s plan and we agreed to transfer all of our energy drink related assets to the reorganized debtor in consideration of its assumption of certain deposits and advances to energy drink distributors and the payment to us of a percentage of the revenues from the reorganized debtor’s ongoing energy drink distribution business.

As part of its efforts to develop a new plan of reorganization, PlayBev has proposed to Playboy modified terms for a proposed new license to market Playboy-branded energy drinks, but no substantive discussions are underway.  Meanwhile, motions to dismiss or convert PlayBev’s reorganization case to a liquidation are scheduled to be heard in early December 2012.  As noted above, the foregoing led to our filing of the litigation described below.

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

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.43	Asset Purchase Agreement dated August 20, 2012, among CirTran Beverage Corp., Play Beverages, LLC, and PB Energy Corporation (exhibits attached as Exhibits 10.44 and 10.45)	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012

10.44	Revenue Sharing Agreement dated August 20, 2012, between CirTran Beverage Corp., and PB Energy Corporation—Exhibit A to Asset Purchase Agreement, Exhibit 10.43	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012

10.45	Form of Satisfaction and Release between CirTran Beverage Corp. and certain creditors—Exhibit B to Asset Purchase Agreement, Exhibit 10.43	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012

10.46	Settlement Agreement dated August 20, 2012, among Play Beverages, LLC, CirTran Beverage Corp., and CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	This filing.

Item 101	Interactive Data File
101	Interactive Data File	This filing

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

CIRTRAN CORPORATION
(Registrant)

Date: November 30, 2012	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)