Form 10-K
period 2012-12-31
CIRTRAN CORP
filed 2013-04-16
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2012, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $1,539,747.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 15, 2013, issuer had 3,106,415,910 shares of issued and outstanding common stock, par value $0.001.

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

•         Our ability to continue energy drink distribution, our only source of revenue, is subject to interruption or termination because of disputes respecting the status of the Play Beverages, LLC, license to market Playboy-licensed energy drinks.

•         All of our assets are encumbered to secure the payment of an aggregate of $5.7 million in indebtedness that requires substantial monthly payments, and our default could result in the loss of all of our assets.

•         We are parties to numerous lawsuits that require significant management attention and funds for attorney’s fees and that subject us to risk of damages.

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

PART I

ITEM 1.  BUSINESS

INTRODUCTION AND OVERVIEW

We manufacture, market, and distribute internationally an energy drink under a license, now in dispute, with Playboy Enterprises, Inc., or Playboy, though our subsidiary, CirTran Beverage Corporation. CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.  Playboy asserts that the license is no longer valid and that PlayBev is no longer authorized to market the Playboy branded energy drink, which is now being litigated. See Item 3. Legal Proceedings.

During 2012, our activities continued to be significantly restrained by the necessity to devote priority to efforts to obtaining the forbearance of our principal secured and judgment creditors, seeking to resolve disputes respecting the PlayBev license to market Playboy-licensed energy drinks, defending the numerous lawsuits to which we are a party, and obtaining additional capital.  Disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks impaired our ability to establish new distributors, damaged some of our relationships with existing distributors, and depressed revenues significantly. On December 6, 2012, the bankruptcy proceeding of PlayBev was dismissed, freeing PlayBev and, in turn, us to pursue our beverage distribution business without court supervision. However, the validity of the license from Playboy under which we conduct these activities remains in dispute.  See Item 3. Legal Proceedings.

In the United States, we provide a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs (original equipment manufacturers) in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries.  Our services include pre-manufacturing, manufacturing, and post-manufacturing services.  Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing.  We are engaged in the following business segments.

Beverage Distribution (98% and 96% of total revenue during 2012 and 2011, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we entered into with PlayBev, our consolidated variable interest entity that holds the Playboy license.

Contract Manufacturing (2% and 4% of total revenue during 2012 and 2011, respectively)

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran - Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets.  For the year ended December 31, 2012, we recognized approximately $77,000 of royalty revenue.

Prior to 2012, we also conducted activities in the marketing and media and electronics assembly operating segments, which may be reactivated.  See “Other Business Segments” below.

All of our activities during the year, as in previous years, were adversely affected by our severe shortages of working capital and cash.

References to “us,” “we,” and “our” and correlative terms refer to CirTran Corporation and the subsidiaries and divisions through which we conduct our activities.

PRINCIPAL PRODUCTS AND SERVICES

Beverage Distribution

In May 2007, we incorporated CirTran Beverage to arrange for the manufacture, marketing, and distribution of Playboy-licensed energy drinks, flavored water beverages, and related merchandise through various distribution channels.  We also entered into an agreement with PlayBev, the licensee under a product licensing agreement with Playboy to market, manufacture, and distribute energy drinks and beverages under its brand name.  Under the terms of the PlayBev agreement, we are to provide the initial development and promotional services to PlayBev, which will collect from us a royalty based on product sales and manufacturing costs once licensed product distribution commences.  As part of our efforts to finance the initial development and marketing of the Playboy energy drink, we and other investors formed After Bev Group LLC, a majority owned subsidiary organized in California.  Effective January 1, 2010, PlayBev was required to be consolidated into our financial statements as a variable interest entity.

Regular and sugar-free versions of the Playboy energy drink, in 8.4 and 16 ounce cans, have been developed.  We currently have sales and distribution networks in 65 countries throughout Europe, Africa, Australia, the Pacific, and the Middle East, although we have been hampered in our efforts to expand our sales and distribution networks because of PlayBev’s bankruptcy proceeding, which was dismissed in December 2012, Our expansion efforts continue to be adversely affected by pending litigation against Playboy about the validity of our license to distribute a Playboy-branded nonalcoholic beverage.  We will continue to try to expand our sales and distribution network and to overcome or resolve impediments attributable to the ongoing Playboy litigation.  Energy drink sales and royalties in 2012 and 2011 accounted for 98% and 96% of total sales, respectively.

 Our revenues by geographic area are as follows:

	Revenues
	2012	2011
South America	$ 908,334	$ 1,042,539
India	774,772	-
Middle East	513,429
Africa	494,418
Eastern Europe	399,204	329,600
United States of America	341,685	772,816
China	291,667	-
Western Europe	243,049	747,223
Canada	96,843	172,260
Other	197,016	-
	$ 4,260,417	$ 3,064,438

As discussed in detail in Item 3. Legal Proceedings, on December 6, 2012, the bankruptcy court dismissed the PlayBev bankruptcy case that had been initiated by creditors that filed an involuntary bankruptcy petition against PlayBev in April 2011.  Shortly after filing, the bankruptcy proceeding was converted into a Chapter 11 reorganization proceeding, with PlayBev acting as debtor-in-possession.  Playboy initially sought to terminate its product license agreement with PlayBev, but thereafter stipulated to suspend further proceedings pending the exploration of settlement.  PlayBev reached a settlement with Playboy that would have provided for a new license, conditioned on bankruptcy court approval of PlayBev’s reorganization plan, PlayBev’s payment of $2.0 million to Playboy, and other provisions, but PlayBev was unable to obtain the funding needed to pay Playboy the initial amount or otherwise implement the reorganization plan, so the plan was abandoned and the settlement agreement and the new Playboy license did not become effective.

In an effort to obtain a court determination that the Playboy license to PlayBev to market a Playboy-branded nonalcoholic energy drink remained in force, we, in collaboration with PlayBev, filed a lawsuit in Cook County, Illinois, against Playboy and others alleging that Playboy breached, and that all defendants conspired to breach and aided and abetted Playboy’s breach, of the previous product license agreement and interfered with the plaintiffs’ established distributorship network.  The plaintiffs seek compensatory and punitive damages, an injunction against termination of the previous product license and continuing interference, and other equitable and ancillary relief.  Our complaint has survived an initial motion of the defendants to dismiss and is now proceeding.  See Item 3. Legal Proceedings.

If the Playboy licensing dispute is not resolved satisfactorily to us through a negotiated settlement or the recently filed litigation, PlayBev would be required to terminate its beverage distribution activities, which are currently the principal source of our revenues. Such termination may require us to cease our activities and seek protection from creditors.

The Playboy energy drink and other products we are developing are part of a growing market segment of the beverage industry known as the “new age” or alternative beverage industry.  This beverage category includes noncarbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, single-serve still water (flavored, unflavored, and enhanced), sodas that are considered natural, sparkling juices, and flavored sparkling beverages.

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

Depending on the outcome of the PlayBev disputes with Playboy as discussed above, as we continue to market our Playboy energy drink and introduce other products, we will compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of which also distribute other beverage brands.  Our energy drink products compete with all nonalcoholic beverages.  Most of the competing products are marketed by companies with substantially greater financial resources than we have.  We also compete with regional beverage producers and “private label” soft drink suppliers.  We believe that our leading energy drink competitors are Red Bull and Monster.

Contract Marketing

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

We have developed markets for several fitness and exercise products, household and kitchen products and appliances, and health and beauty aids that are manufactured in China.  Sales of these products comprised approximately 2% and 4% of revenues reported in 2012 and 2011, respectively.  We anticipate that offshore contract manufacturing will play an increased role moving forward as resources will become available to us.

SALES AND MARKETING

Beverage Distribution

We continue to pursue beverage and ancillary product business development opportunities.

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

In 2012, 26% of our net sales were derived from new customers, whereas during 2011, 13.4% of our net sales were sourced from new customers.  The increase in new customer sales was caused by opening new national and international beverage sales marketing territories.

We have beverage contracts that require minimum quantity purchase orders over periods terminating between 2013 and 2023.  If the full minimum quantity orders are purchased under these current agreements, they would generate sizeable revenues to us.  The majority of these international distribution contracts are based on minimum orders they are required to purchase during the term of the contract to maintain their rights to sell the Playboy energy drink.  Revenue under these contracts is not recognized until ordered products have been shipped.  There is no assurance, except for the upfront deposits, that the parties to these agreements will meet their obligations for the minimum quantity or any level of purchases required under their respective agreements.

Contract Manufacturing

In our contract manufacturing segment, we are working aggressively to market existing products through current sales channels.  We also seek new paths to deliver products and services directly to end users, as well as motivate our distributors, partners, and other third-party sales mechanisms.  We continue to simplify and improve the sales, order, and delivery process.  We are also pursuing strategic relationships with retail distribution firms to engage with us in a reciprocal relationship whereby they would act as our retail distribution arm and we would act as their manufacturing arm, with both parties giving the other priority and first opportunity to work on the other’s products.

Our expansion into manufacturing in China has allowed us to increase our manufacturing capacity and output with minimal capital investment required.  By using various subcontractors, we leverage our upfront payments for inventories and tooling to control costs and receive benefits from economics of scale in Asian manufacturing facilities.  These expenses can be upwards of $100,000 per product.  Typically, and depending on the contract, we will prepay some factories anywhere from 10% to 50% of the purchase orders for materials.  In exchange for theses financial commitments, we receive dedicated manufacturing responsiveness and eliminate the costly expense associated with capitalizing completely proprietary facilities.  In addition, we have expanded our manufacturing capabilities for our beverage division outside the United States to accommodate customers located in Europe.  In 2010, we contracted with a manufacturer in Budapest, Hungary, and in early 2011, in India, to accommodate its distributor in those areas.

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

We believe that factors affecting our ability to compete successfully in the beverage industry include taste and flavor of products, strong recognition of the Playboy brand and related branded product advertising, industry and consumer promotions, attractive and different packaging, and pricing.  We also compete for distributors.  Most of our distributors also sell products marketed by our competitors, and we will compete for the attention of these distributors to endeavor to sell our products ahead of those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets.  These and other competitive pressures in the energy beverage category could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse affect on our business and results.

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

Contract Manufacturing

We believe that the primary basis of competition in our targeted markets is comprised of manufacturing technology, quality, responsiveness, the provision of value-added services, and price.  To remain competitive, we must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete favorably on the basis of price.

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

EMPLOYEES

As of April 15, 2013, we employed a total staff of three full-time employees in our Utah headquarters: two in administrative and clerical positions and one in project management.  In addition, we engage six other professional consultants to provide contract services in the United States in accounting, information technology and quality control and 20 others to provide promotional services.  We believe that our relationship with our employees is good.

OTHER BUSINESS SEGMENTS

Prior to 2012, we also conducted activities in the following business segments through subsidiaries that did not have material business activities during 2012:

Marketing and Media

CirTran Online can sell products via the Internet and provide services and support to Internet retailers.

CirTran Media can provide end-to-end services to the direct-response and entertainment industries.

Electronics Assembly

CirTran Corporation can provide low-volume electronics assembly activities, consisting primarily of placing and attaching electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Although we currently devote our primary managerial and technical resources and limited funding to our nonalcoholic beverage distribution business, we may reactivate one or more of these segments if we have management and financial resources available to do so, which may occur if our rights to distribute a Playboy-branded energy drink are terminated or if additional resources become available.

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

AVAILABLE INFORMATION

Federal securities laws require us to file information with the Securities and Exchange Commission (“SEC”) concerning our business and operations.  Accordingly, we file annual, quarterly, and interim reports and other information with the SEC.  You can inspect and copy this information at the public reference facility maintained by the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Room 1024, and Washington, D.C. 20549.  You can get additional information about the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a web site (http://www.sec.gov) at which you can read or download our reports and other information.

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

We may be deemed to be insolvent.  We are unable to meet all of our obligations as they accrue, and the aggregate amount of our liabilities may exceed the value of our assets.  Creditors may have the right to initiate involuntary bankruptcy proceedings against us in which they would seek our liquidation.  We cannot assure that we would be successful in avoiding liquidation by converting such liquidation proceedings to a Chapter 11 reorganization, which would permit us to develop and propose for creditor approval a reorganization plan that would enable us to proceed.  Even if we were to be able to propose a reorganization plan, any such reorganization plan would likely require that we obtain new post-petition funding, which may be unavailable.  Further, in the event of bankruptcy, our secured creditors that have encumbrances on all of our assets would likely execute and take all of our assets, which may leave nothing for other creditors or our shareholders.

The auditors’ report for our most recent fiscal year, like previous years, contains an explanatory paragraph about our ability to continue as a going concern.

We had a net loss of $1.8 million during 2012 and an accumulated deficit of $48.5 million as of December 31, 2012.  In addition, during 2012 we used cash of approximately $232,000 in our operations.  We have borrowed funds in the form of short-term advances, notes, and convertible debentures with an aggregate outstanding principal and interest balance of $8.8 million as of December 31, 2012.  We had a negative working capital balance of $26.5 million as of December 31, 2012.  The report of our auditors on our consolidated financial statements for the years ended December 31, 2012 and 2011, contains an explanatory paragraph about our ability to continue as a going concern.

Our ability to continue energy drink distribution, our principal source of revenue, is subject to interruption or termination because of disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks.

Playboy has sought to terminate PlayBev’s license to market Playboy-licensed energy drinks and has fought vigorously to obtain a judicial determination that the current license has been breached and is no longer in effect.  We cannot assure that Playboy’s current aggressive pursuit of such a judicial determination in our pending Illinois litigation will not continue.  See Item 3. Legal Proceedings.  If the Playboy licensing dispute is not resolved satisfactorily through a negotiated settlement or litigation in such proceeding, we would be required to terminate its beverage distribution activities, which are currently the source of our only revenue.  Such termination may require us to cease our activities and seek protection from creditors.

All of our assets are encumbered to secure the payment of an aggregate of $5.7 million in indebtedness that requires substantial monthly payments, and our default could result in the loss of all of our assets.

We have encumbered all of our assets to secure the payment of approximately $3.9 million in indebtedness due YA Global Investments, L.P., or YA Global, which requires payments of $100,000 per month through the balance of 2013.  We also have to meet certain financial and operating covenants in order to avoid default under our obligation to YA Global.

We have placed a second encumbrance on all of our assets, subject to the priority encumbrance of YA Global, to secure the payment of approximately $1.8 million in indebtedness due to Advanced Beauty Solutions, LLC, or ABS, which requires monthly payments of $7,500 through 2013, with the balance due in January 2016.

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

Whether or not the Playboy licensing dispute being litigated in the pending Illinois proceeding reaches a negotiated settlement or results in a favorable verdict, we will require substantial additional funds to implement our marketing plan and pursue expansion of our beverage distribution business segment.  The extent of our future capital requirements will depend on many factors, including the financial requirements under a Playboy licensing arrangement; marketing plans; the growth of contract manufacturing; establishment of strategic alliances, joint ventures, or other collaborative arrangements; and other factors not within our control.  We anticipate that we will seek required funds from external sources.  However, our precarious financial condition, limited revenues, substantial secured indebtedness, continuing lawsuits, and uncertainties respecting the status of the PlayBev license to market Playboy-licensed energy drinks will make it difficult for us to obtain such capital.

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

We have authorized 4,500,000,000 shares of common stock, of which about 3.1 billion shares of common stock are issued and outstanding as of the date of April 15, 2013.  Our board of directors has the authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares.  Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the shares of common stock.

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

The SEC has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC.  These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction.  These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock.  These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On July 1, 2011, we entered into a month-to-month sub-lease agreement for our existing 40,000 square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah.  Monthly payments are $5,000.  The Premises include 10,000 square feet of office space to support administration, sales, and engineering staff and 30,000 square feet of manufacturing space, which includes a secured inventory area, shipping and receiving areas, and manufacturing and assembly space.

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

Our appeal of the approximately $1.8 million judgment that had been remanded in the ABS bankruptcy proceedings to conclusively determine the amount of credit due us for the conveyance of the intellectual property has been dismissed.  All litigation and disputes between ABS and its affiliates, on the one hand, and us and our affiliates, on the other hand, has been dismissed, including the pending order to show cause regarding contempt against us, our subsidiaries, and Iehab Hawatmeh.

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

On March 22, 2012, we entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the “2012 YA Forbearance Agreement”) in which we ratified our previous obligations under the debentures and agreed to pay the debentures, $25,000 at signing the 2012 YA Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014 (the “Termination Date”). In addition to the above minimum payments to YA Global, we are required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not to exceed $50,000 in March 2012 and $25,000 per month in April 2012 and thereafter, until the balance is paid. As of December 31, 2012, the balance due YA Global was $3,161,355 in principal plus $856,546 in accrued interest.

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

2013 Ratification Agreement

On February 22, 2013, we entered into a Ratification Agreement with YA Global.  Under this Ratification Agreement, we ratified the obligations under three existing Convertible Debentures dated May 26, 2005, December 30, 2005, and August 23, 2006, and agreed to amend, restate, and consolidate the obligations evidenced thereby into a Consolidated Debenture.

The Ratification Agreement also provides for a new payment schedule under the Consolidated Debenture that replaces the payment schedule that had been agreed to in a March 1, 2012, Forbearance Agreement among the parties.  Under the Ratification Agreement payment schedule, we are required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of our required monthly cash payment shall be reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the Consolidated Debenture.  Any amount credited against the debenture obligation in excess of $100,000 per month shall be credited against the amounts due in the next succeeding month.

In re Play Beverages, LLC,  United States Bankruptcy Court for the District of Utah, Case No. 11-26046, and related matters.

On April 26, 2011, three alleged creditors, LIB-MP Beverage, LLC, George Denney, and Warner K. Depuy, filed an involuntary Chapter 7 petition against Play Beverages, LLC, a consolidated entity of our subsidiary (“PlayBev”), seeking its liquidation.  Thereafter, management decided that reorganizing PlayBev as a debtor-in-possession under Chapter 11, of Title 11, of the United States Bankruptcy Code, was in the best interests of PlayBev and its creditors and equity holders.  Accordingly, on August 12, 2011, PlayBev consented to the entry of an order for relief in the pending involuntary bankruptcy case and immediately exercised its right under Section 706(a) of the Bankruptcy Code to convert the case to a voluntary Chapter 11 reorganization case.  That same day, the court entered an Order for Relief under Chapter 11 based on PlayBev’s elections, and PlayBev became a debtor-in-possession and thereafter worked to resolve the claims of creditors and to resolve disputes about its nonalcoholic beverage distribution license with Playboy.

Playboy initially sought to terminate its product license agreement with PlayBev, but thereafter stipulated to suspend further proceedings pending the exploration of settlement.  PlayBev reached a settlement with Playboy that would have provided for a new license, conditioned on bankruptcy court approval of PlayBev’s reorganization plan, PlayBev’s payment of $2.0 million to Playboy, and other provisions, but PlayBev was unable to obtain the funding needed to pay Playboy the initial amount or otherwise implement the reorganization plan, so the plan was abandoned and the settlement agreement and the new Playboy license did not become effective.

On December 6, 2012, the bankruptcy court dismissed PlayBev’s bankruptcy case based on the evidence, PlayBev’s stipulation, and the U.S. Trustee’s recommendation.  The order followed a two-day evidentiary hearing on a motion of the unsecured creditors, led by the three alleged creditors that had filed the initial involuntary Chapter 7 petition against PlayBev in April 2011, to again have the case converted to a liquidation.  CirTran participated in the hearing and requested that the case be dismissed.  All other pending motions and proceedings were similarly dismissed, and the automatic stay is no longer in effect.  PlayBev is precluded from refiling for bankruptcy court protection for 180 days after the dismissal.

In its findings accompanying the dismissal order, the court observed that a principal of one of the petitioning creditors had signed the exclusive manufacturing, marketing, and distribution agreement that established the business relationship between CirTran Beverage Corp. and PlayBev for the distribution of the Playboy-branded energy drink that resulted in PlayBev’s large obligation due CirTran Beverage Corp.  The court further noted that there was no evidence that our chief executive officer, Iehab Hawatmeh, had engaged in any self-dealing where a liquidation trustee might be helpful in recovering assets for the benefit of the bankruptcy estate or that the creditors would be treated unfairly outside of bankruptcy as the petitioning creditors claimed.

We intend to continue to manufacture, market, and distribute the Playboy-branded, nonalcoholic energy drink under the Playboy license, which we and PlayBev assert still remains in effect that and the manufacturing, marketing, and distribution agreement between CirTran Beverage Corp. and PlayBev continues in effect.

Play Beverages, LLC, and CirTran Beverage Corp. v. Playboy Enterprises, Inc., et al.,  Cook County, Illinois, Case No. 2012L012181.

In October 2012, our wholly owned subsidiary, CirTran Beverage Corp., and PlayBev joined in filing a lawsuit alleging that Playboy breached, and that all defendants conspired to breach and aided and abetted Playboy’s breach, of the previous product license agreement and interfered with the plaintiffs’ established distributorship network.  The plaintiffs seek compensatory and punitive damages, an injunction against termination of the previous product license and continuing interference, and other equitable and ancillary relief.  Our complaint has survived an initial motion of the defendants to dismiss and is now proceeding.

Play Beverages, LLC, After Bev Group, LLC, CirTran Beverage Corporation, CirTran Corporation, Iehab Hawatmeh, and Fadi Nora v. Warner K Depuy, et al.,  Third District Court, Salt Lake City, Utah, case no. 100907700.

The plaintiffs allege tortuous interference with contractual relations, breaches of fiduciary duty, and fraud and negligent misrepresentations and seek a declaratory judgment determining the rights of the parties, damages to be determined at trial, costs, and attorney’s fees.  A default certificate was filed by the plaintiffs for the failure of the defendants to respond and then withdrawn, and there have been no further proceedings.  In April 2013, we entered into a Settlement Agreement and Mutual Release with the plaintiffs in the Utah action.  Under the recent settlement and release agreement, the parties exchanged mutual general releases without the payment by any party of any amounts to any other.  Accordingly, the plaintiffs were relieved of about $1.4 million in amounts due LIB-MP without any payment.

General Distributors, Inc. v. Iehab Hawatmeh and CirTran Beverage Corp. d/b/a Play Beverages LLC d/b/a Playboy Beverages, in the Circuit Court of the State of Oregon, for the County of Clackamas, Case No. CV 10110087.

On November 8, 2010, General Distributors, Inc., filed a complaint asserting claims for breach of contract, liability under the Uniform Commercial Code, quasi contract - unjust enrichment, goods sold and delivered, account stated, and attorneys’ fees and seeking judgment in the amount of $49,999, plus interest and attorneys fees.  We and the other defendants have answered the complaint and denied liability.  Because of the effect of the automatic stay in connection with the In Re Play Beverages, LLC bankruptcy matter (discussed above), the litigation in this matter was stayed until dismissal of the PlayBev bankruptcy in December 2012.  There has been no subsequent action in this matter.  We do not consider it necessary to accrue a liability for the potential liability.

Playtime Distributing of Oklahoma LLC v. CirTran Corporation, CirTran Beverage Corporation, and Play Beverages LLC, in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2010-1058.

On December 30, 2010, Playtime Distributing of Oklahoma LLC filed suit asserting claims for breach of a distribution agreement, bad faith breach of a distribution agreement, rescission of the distribution agreement, accounting, breach of an independent sales agreement, bad faith breach of an independent sales agreement, and punitive damages and seeking judgment in an unspecified amount in excess of $75,000, plus interest and attorneys fees.  We and the other defendants have answered and denied liability.  Because of the effect of the automatic stay in connection with the In Re Play Beverages, LLC bankruptcy matter (discussed above), the litigation in this matter was stayed during those proceedings. There has been no further action since the dismissal of the PlayBev bankruptcy and the lifting of the automatic stay in December 2012. We do not consider it necessary to accrue a liability for the potential liability.

Various Creditor Claims

USS Cal Builders, Inc. v. CirTran Beverage Corp., Iehab Hawatmeh, and Fadi Nora, in the Superior Court of the State of California, County of Orange, Case No. 00425093.  On November 16, 2010, USS Cal Builders, Inc., filed a complaint asserting various claims and seeking damages of at least $100,000, plus interest, costs, and attorneys’ fees. A default judgment for $133,897 was entered against defendants on the amended complaint in late 2011.

RDS Touring and Promotions, Inc. v. CirTran Beverage Corp., CirTran Corp., and CirTran Media Corp., in the Superior Court of the State of California, County of Los Angeles, Case No. BC454112.  On January 31, 2011, RDS Touring and Promotions, Inc., filed a complaint asserting claims for breach of settlement agreement, fraud in the inducement, and fraud and deceit (false promise).  Following a motion filed by us, plaintiffs amended their complaint including only the contract claim.  We have answered the amended complaint.  Our California counsel withdrew from representing us and a default judgment was taken, which the plaintiffs are now seeking to collect in Utah.

American Express Travel Related Services Company, Inc. v. CirTran Corporation d/b/a Diverse Media Group and Iehab Hawatmeh, in the Third District Court, State of Utah, Salt Lake County.  In this action, American Express asserts a claim for $108,029 in principal and $24,269 in interest due on a credit card account.  We have answered denying liability and intend to defend the claims and discovery is now proceeding.  These amounts have been accrued in full as a liability.

Ayad Jaber, Ramzy Fakhoury, Haya Enterprises, LLC v. CirTran Beverage Corporation, Play Beverages LLC, Iehab Hawatmeh, and Fadi Nora, in the Superior Court of the State of California, County of Orange, Case No. 0443807.  On January 24, 2011, plaintiffs filed a complaint asserting claims based on alleged breaches of various written and oral promises and seeking damages of $700,000 in principal from us, plus $1,219,520 in principal from all defendants, $200,000 from Fadi Nora, and other unspecified amounts.  On April 20, 2011, the court entered default judgments against Fadi Nora, Play Beverages, LLC, and us.  The default judgments were set aside pursuant to a stipulation and the court granted defendants leave to file an answer, cross complaint, and a motion to recuse opposing counsel.  Plaintiffs opposed the cross complaint.  In August 2012, we entered into a settlement agreement and release in this matter in which we agreed that PlayBev would issue to the plaintiffs $2.1 in equity in PlayBev at the same price at which equity is issued in the reorganization of PlayBev under the PlayBev bankruptcy proceeding, which was then still pending.  The status of this settlement agreement in view of the subsequent dismissal of the PlayBev bankruptcy proceeding has not been determined.

Globe Express Services, v. CirTran Beverage Corp., Third District Court, Salt Lake County, Case No. 110914239.  In June 2011, we were sued by plaintiff, which seeks approximately $58,000 for services rendered.  We did not file a responsive pleading and after December 31, 2011, settled this matter for $15,000, payable in monthly installments of $5,000. The full $15,000 was paid when due.

Alix Technologies v. CirTran d/b/a CirTran Beverage Corp, Third District Court, West Jordan, Case No. 110407015.  Plaintiff filed suit in May 2011 claiming that CirTran Beverage had failed to pay for goods, services, or merchandise provided by plaintiff.  A default judgment for $5,712 was entered, which has been satisfied.

Other Matters

United Medical Devices, LLC, v. PlaySafe, LLC, Iehab Hawatmeh, and Fadi Nora, Superior Court of the State of California, in and for the County of Los Angeles, West District, Case No. SC113081 (“UMD #1”), and PlaySafe, LLC and Play Beverages, LLC, v. United Medical Devices, LLC, United Licensing Group, Jimmy Esebag, Patrick Bertranou, and Does 1 through 50, inclusive,  Superior Court of the State of California, in and for the County of Los Angeles, West District, Case No. SC113149 (“UMD #2”).  In May 2011, Plaintiffs PlaySafe, LLC (“PlaySafe”) and Play Beverages, LLC (“PlayBev”), brought suit against United Medical Devices (“UMD”), United Licensing Group (“ULG”), Jimmy Esebag, and Patrick Bertranou in Utah, alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with contract, fraud, and negligent misrepresentation, and seeking damages and punitive damages.  That case was dismissed for lack of personal jurisdiction over defendants.  Subsequently, in June 2011, UMD sued PlaySafe, Iehab Hawatmeh, and Fadi Nora, alleging breach of contract, fraudulent misrepresentation, promissory fraud, and fraudulent concealment.  Also in June 2011, PlaySafe and PlayBev sued UMD, ULG, Esebag, and Bertranou alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with contract, tortious interference with prospective business relationship, fraud/deceit, negligent misrepresentation, and misappropriation of trade secrets.  In UMD #1, defendants PlaySafe, and Messrs. Hawatmeh and Nora filed demurrers on all claims except the breach of contract claims.  In UMD #2, plaintiffs PlaySafe and PlayBev filed a motion seeking a temporary restraining order requiring defendants to provide products and to cease contacting plaintiffs’ distributor contacts, but it was not granted.  UMD #2 has been consolidated into UMD #1 for further proceedings.  We are pursuing this litigation, now in trial, vigorously.

Redi FZE v. CirTran Beverage Corp, in the Third District Court, Salt Lake County, State of Utah, Civil No. 110915101.  In a complaint filed in June 2011, Redi asserted claims for breach of contract, fraud, and negligent misrepresentations.  CirTran Beverage Corp. filed a counterclaim against Redi FZE and its principal, Paul Levin, for breach of contract, breach of the covenant of good faith and fair dealing, and a third-party claim for tortious interference against Paul Levin.  On November 21, 2011, the court granted an injunction against Redi FZE, enjoining it from manufacturing, marketing, or distributing any nonalcoholic beverages identified by the trademarked Playboy, PlayBev, and Play Beverages names or the Playboy rabbit head design in the United Kingdom, France, or the Netherlands through June 13, 2013.  During 2012, counsel for Redi FZE withdrew and no new counsel appeared.  On November 21, 2011, we obtained a $1.2 million default judgment against Redi FZE.  We were able to serve Paul Levin in early 2013, but his responsive pleading is not yet due.

____________________________________

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

	Low	High
2013:
Second Quarter (through April 16, 2013).........................................	$0.0013	$0.0017
First Quarter.....................................................................................	0.0014	0.0018

2012:
Fourth Quarter.................................................................................	0.0007	0.0009
Third Quarter...................................................................................	0.0006	0.0008
Second Quarter................................................................................	0.0007	0.0008
First Quarter.....................................................................................	0.0009	0.0010

2011:
Fourth Quarter.................................................................................	0.0006	0.0020
Third Quarter...................................................................................	0.0011	0.0029
Second Quarter................................................................................	0.0022	0.0059
First Quarter.....................................................................................	0.0015	0.0063

As of April 16, 2013, we had approximately 3,000 shareholders.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We manufacture, market, and distribute internationally an energy drink under a license, now in dispute, with Playboy Enterprises, Inc., or Playboy, though our subsidiary, CirTran Beverage Corporation.  CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.  Playboy asserts that the license is no longer valid and that PlayBev is no longer authorized to market the Playboy-branded energy drink, which is now being litigated.  See Item 3. Legal Proceedings.

During 2012, our activities continued to be significantly restrained by the necessity to devote priority to efforts to obtaining the forbearance of our principal secured and judgment creditors, seeking to resolve disputes respecting the PlayBev license to market Playboy-licensed energy drinks, defending the numerous lawsuits to which we are a party, and obtaining additional capital.  Disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks impaired our ability to establish new distributors, damaged our relationships with existing distributors, and depressed revenues, significantly. On December 6, 2012, the bankruptcy proceeding of PlayBev was dismissed, freeing PlayBev and, in turn, us to pursue our beverage distribution business without court supervision.  However, the validity of the license from Playboy under which we conduct these activities remains in dispute.  See Item 3. Legal Proceedings.

In the United States, we provide a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs (original equipment manufacturers) in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries.  Our services include pre-manufacturing, manufacturing, and post-manufacturing services.  Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing.  We are engaged in the following business segments.

Beverage Distribution (98% and 96% of total revenue during 2012 and 2011, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we entered into with PlayBev, our consolidated variable interest entity that holds the Playboy license.

Contract Manufacturing (2% and 4% of total revenue during 2012 and 2011, respectively)

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran - Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets.  For the year ended December 31, 2011, we recognized approximately $77,000 of royalty revenue.

We had only nominal revenues of $1,432 from electronics assembly in 2012.  Prior to 2012, we also conducted activities in the marketing and media operating segment, which may be reactivated.  See “Other Business Segments.”

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2012 and 2011

Sales and Cost of Sales

Net sales for the year ended December 31, 2012, totaled $4,260,417, as compared to $3,064,438 for the year ended December 31, 2011. The increase is primarily attributable to our ability to manage the disruption we experienced in 2011 with the unexpected bankruptcy proceedings initiated against PlayBev, the continuing uncertainty created by Playboy in relation to the interference with our beverage distributors, and defending against numerous lawsuits.  Disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks resulted in lower revenues in 2011 that we struggled to improve in 2012.  Net sales in the contract manufacturing segment fell $39,156 in the year ended December 31, 2012, as compared to the same period in 2011.  Beverage distribution revenue increased to $4,177,624 for the year ended December 31, 2012, as compared to $2,943,921 for the year ended December 31, 2011.  The increase was driven by new product sales and royalty revenues, as well as recognition of deferred revenue. During the year ended December 31, 2012 and 2011, the Company recognized approximately $2,296,000 and $0 in revenue from prepayments under contracts that were in default and/or were terminated due to non-performance.

Cost of sales, as a percentage of sales, decreased to 9% for the year ended December 31, 2012, as compared to 36% for the prior year ended December 31, 2011.  Consequently, the gross profit margin increased to 77% from -6%, respectively, for the same period.  The increase in gross profit margin is attributable to an increase in revenues from royalty agreements which have an overall lower cost, a large portion of which is revenue from prepayments under contracts that were in default and/or were terminated due to non-performance. These revenues had no significant associated cost of sales.

The following chart presents comparisons of sales, cost of sales, royalty expense, and gross profit or loss margin generated by our four operating segments, i.e., beverage distribution, contract manufacturing, marketing and media, and electronics assembly during 2012 and 2011:

Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin

Beverage Distribution	2012	4,177,624	375,757	614,721	3,187,146
	2011	2,943,921	677,204	2,142,765	123,952

Contract Manufacturing	2012	81,361	-	-	81,361
	2011	120,517	441,314	-	(320,797)

Electronics Assembly	2012	$ 1,432	$ -	$ -	$ 1,432
	2011	-	-	-	-

Selling, General and Administrative Expenses

During the year ended December 31, 2012, selling, general, and administrative expenses decreased by 42% as compared to the year ended December 31, 2011.  The decrease of $2,639,639 in selling, general, and administrative expenses was driven primarily by a decrease in bad debt expense of $1,396,885, a decrease in depreciation and amortization of $103,163, a decrease in administrative salaries of $148,816, tax and interest of $157,045, a decrease in promotional and travel expense of approximately $309,000, and varied other expenses related to promotional and development activities.

Noncash Compensation Expense

Noncash compensation expense, resulting from the obligation to grant options to employees and outside consultants to purchase common stock, decreased to $39,080 during the year ended December 31, 2012, compared to $132,063 during the year ended December 31, 2011.  No stock options were granted to employees during the year ended December 31, 2012 or 2011.  The decrease in noncash compensation expense relates to the vesting of previously granted options and the measurement of stock options required to be granted per their employment contracts.

Other Income and Expense

Interest expense for the year ended December 31, 2012, was $1,141,171, as compared to $966,419 for the year ended December 31, 2011, an increase of 18%.  The interest expense recorded in the consolidated statements of operations combines both accretion expense and interest expense.  The increase in interest expense was driven by an increase in accrued royalty liabilities and other accrued liabilities on which balances interest is due.

We recorded a loss of $534,373 due to the valuation of our derivative liability on the convertible debenture for the year ended December 31, 2012, as compared to a gain of $1,176,339 recorded for the year ending December 31, 2011.  The unfavorable swing in the derivative valuation is primarily the result of factors relating to the differing debt levels of the underlying convertible securities, together with the varying market values of our common stock.

We recorded a gain on the settlement of debt of $154,850 for the year ended December 31, 2012. This gain on settlement related to settlement and conversion of short-term advances payable for common stock and current maturities of long-term debt for current liabilities to non-controlling interest holders.

As a result of these factors, our overall net loss decreased to $1,787,643 for the year ended December 31, 2012, as compared to a net loss of $7,043,410 for the year ended December 31, 2011, of which $1,539,619 and $746,147 was attributable to our non-controlling equity interest in PlayBev, during the years ended December 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have had a history of losses from operations, as our expenses have been greater than our revenues.  Our accumulated deficit was $48,514,796 at December 31, 2012, and $48,267,171 at December 31, 2011.  Net loss before non-controlling interest for the year ended December 31, 2012, was $1,787,643, as compared to $7,043,410 for the year ended December 31, 2011.  Our current liabilities exceeded our current assets by $26,458,490 as of December 31, 2012, and by $25,540,389 as of December 31, 2011.  For the year ended December 31, 2012, we experienced positive cash flows from operating activities of $231,565, compared to negative cash flows of $320,115 for the prior year.

Cash

The amount of cash provided by operating activities during the year ended December 31, 2012, increased by $551,680, as compared to the year ended December 31, 2011, driven primarily by the decrease of inventories and an increase in accounts payable and accrued expenses.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased to $162,468 during the year ended December 31, 2012. The allowance for doubtful accounts decreased by $191,063 during the year ended December 31, 2012. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.

Accounts Payable, Accrued Liabilities, and Short-Term Debt

During the year ended December 31, 2012, accounts payable, accrued liabilities, advances payable, interest payable and short-term debt increased by $3,172,972 to a combined balance of $18,758,249 as of December 31, 2012.  The increase includes an increase of $905,802 in accrued liabilities, $711,318 decrease in short-term debt, and $852,384 increase in accounts payable.  The increase in accounts payable activity is a result of continued PlayBev-related services performed during the year for beverage development, distribution, marketing, and legal services.  At December 31, 2012, we owed $3,088,945 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

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

            2013 Ratification Agreement

On February 22, 2013, we entered into a Ratification Agreement with YA Global.  Under this Ratification Agreement, we ratified the obligations under three existing Convertible Debentures dated May 26, 2005, December 30, 2005, and August 23, 2006, and agreed to amend, restate, and consolidate the obligations evidenced thereby into a Consolidated Debenture.

The Ratification Agreement also provides for a new payment schedule under the Consolidated Debenture that replaces the payment schedule that had been agreed to in a March 1, 2012, Forbearance Agreement among the parties.  Under the Ratification Agreement payment schedule, we are required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of our required monthly cash payment shall be reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the Consolidated Debenture.  Any amount credited against the debenture obligation in excess of $100,000 per month shall be credited against the amounts due in the next succeeding month.

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

Our appeal of the approximately $1.8 million judgment that had been remanded in the ABS bankruptcy proceedings to conclusively determine the amount of credit due us for the conveyance of the intellectual property has been dismissed.  All litigation and disputes between ABS and its affiliates, on the one hand, and us and our affiliates, on the other hand, has been dismissed, including the pending order to show cause regarding contempt against us, our subsidiaries, and Iehab Hawatmeh.

We have assigned to ABS our creditor claim against the estate of ABS, to the extent of the balance due under the ABS Forbearance Agreement.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Forbearance Agreement will be paid to us.

Liquidity and Financing Arrangements

We have a history of substantial losses from operations as well as using, rather than providing, cash in operations.  We had an accumulated deficit of $48,514,796, along with a total stockholders’ deficit of $16,538,470, at December 31, 2012.  During 2012, we have provided, rather than used, cash in our operations of $231,565, compared to cash used in operations of $320,115 in the prior year. During 2012, we have used, rather than provided, cash used in financing activities of $397,462, compared to cash provided in financing activities of $489,128 in the prior year. During the year ended December 31, 2012, our monthly operating costs and interest expense averaged approximately $399,000 per month.

As a result of the recent execution of the 2013 Ratification Agreement with YA Global and the ABS Forbearance Agreement, we have fixed payments due on these secured obligations in 2013 aggregating $107,500 per month, less the amount YA Global converts to common stock.  We are dependent on ongoing revenue from the distribution of Playboy-licensed energy drinks, and ongoing dispute respecting the status of the PlayBev license to market Playboy-licensed energy drinks makes it uncertain whether we will be able to continue those activities.  We cannot assure that our efforts to resolve those disputes will enable us to continue our energy drink distribution segment or that, if resolved, the terms would be favorable to us.  In any event, we will likely need to fund increased energy drink distribution activities from external sources, either directly or through PlayBev, and we cannot assure that we will be able to obtain such funding. If we are able to facilitate obtaining new funding for PlayBev, such funding would likely not be available to us to meet our general company needs.

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

We signed an Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC, or GMA, a related party, whereby revenues and all associated performance obligations under GMA’s web-hosting and training contracts were assigned to us.  Accordingly, this revenue is recognized in our financial statements when it is collected, along with our CirTran Online revenue.

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

Financial Instruments with Derivative Features - We do not hold or issue derivative instruments for trading purposes.  However, we have financial instruments that are considered derivatives or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet.  We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives using the Multi-nomial Lattis model. The fair value of the derivative instruments is measured each quarter, with the change recorded in earnings.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, on September 18, 2012 the Company dismissed Hansen, Barnett & Maxwell, P.C., as our independent registered public accounting firm and on the same date engaged Sadler Gibbs and Associates, LLC Certified Public Accountants, as our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2012, because of certain deficiencies involving internal controls constituted material weaknesses, as discussed below.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

As of December 31, 2012, management identified the following material weaknesses:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            The information from our definitive proxy statement for our 2013 annual meeting of stockholders under the captions “Corporate Governance,” “Proposal 1. Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

            The information from our definitive proxy statement for our 2013 annual meeting of stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The information from our definitive proxy statement for our 2013 annual meeting of stockholders under the captions “Principal Stockholders” and “Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

            The information from our definitive proxy statement for our 2013 annual meeting of stockholders under the captions “Certain Relationships and Related-Party Transactions” and “Director Independence” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information from our definitive proxy statement for our 2012 annual meeting of stockholders under the caption “Relationship with Independent Auditors” is incorporated herein by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed July 17, 2000.
3.2	Amended and Restated Bylaws	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011.
3.3	Articles of Amendment to Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011.
Item 10.	Material Contracts
10.1	Securities Purchase Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.2	Form of 5% Convertible Debenture, due December 31, 2007, issued by CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.3	Investor Registration Rights Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.4	Security Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.5	Escrow Agreement between CirTran Corporation, Highgate House Funds, Ltd., and David Gonzalez dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.6	Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of June 15, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (No. 333-128549) filed June 21, 2006.
10.7	Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of June 15, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (No. 333-128549) filed June 21, 2006.
10.8	Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of May 24, 2006	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.9	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.10	Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.11	Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.12	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.13	Asset Purchase Agreement, dated as of June 6, 2006, by and between Advanced Beauty Solutions, LLC, and CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed June 13, 2006.
10.14	Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of June 30, 2006	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.15	Warrant for 20,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.16	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.17	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.18	Warrant for 23,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.19	Lockdown Agreement by and between CirTran Corporation and Cornell Capital Partners, LP, dated as of July 20, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed July 27, 2006.
10.20	Lockdown Agreement by and among CirTran Corporation and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of July 20, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed July 27, 2006.
10.21	Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of August 10, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed August 10, 2006.
10.22	Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of August 10, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed August 10, 2006.
10.23	Amended Lock Down Agreement by and among the Company and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of November 15, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.
10.24	Amended Lock Down Agreement by and between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.
10.25	Amendment to Debenture and Registration Rights Agreement between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.
10.26	Amendment Number 2 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007	Incorporated by reference from our Current Report on Form 8-K filed January 19, 2007.
10.27	Amendment Number 4 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007	Incorporated by reference from our Current Report on Form 8-K filed January 19, 2007.
10.28	Amendment to Employment Agreement for Iehab Hawatmeh, dated January 1, 2007	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006, filed April 17, 2007.
10.29	Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC, dated April 16, 2007	Incorporated by reference from our Current Report on Form 8-K filed April 20, 2007.
10.30	Triple Net Lease between CirTran Corporation and Don L. Buehner, dated as of May 4, 2007	Incorporated by reference from our Current Report on Form 8-K filed May 10, 2007.
10.31	Commercial Real Estate Purchase Contract between Don L. Buehner and PFE Properties, L.L.C., dated as of May 4, 2007	Incorporated by reference from our Current Report on Form 8-K filed May 10, 2007.
10.32	Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of May 25, 2007	Incorporated by reference from our Current Report on Form 8-K filed June 1, 2007.
10.33	Amendment Number 3 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P.	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.
10.34	Amendment Number 6 to Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P.	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.
10.35	Agreement between and among CirTran Corporation, YA Global Investments, L.P., and Highgate House Funds, LTD	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.
10.36	Promissory Note	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.
10.37	Form of Warrant	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.
10.38	Subscription Agreement between the Company and Haya Enterprises, LLC	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.
10.39	Amended and Restated Forbearance Agreement, with exhibits, including form of Warrant	Incorporated by reference from our Current Report on Form 8-K filed January 28, 2011.
10.40	Forbearance Agreement, including exhibits, with YA Global Investments, L.P. dated as of March 1 2012, and entered into on March 22, 2012	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2012.
10.41	Forbearance Agreement, including exhibits, with Advanced Beauty Solutions, LLC, dated as of March 1, 2012, and entered into on March 22, 2012	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2012.
10.42	Employment Agreement with Iehab Hawatmeh dated August 1, 2009	Incorporated by reference from our Annual Report on Form 10-K/A (Amendment No. 1) filed April 30, 2012.
10.43	Asset Purchase Agreement dated August 20, 2012, among CirTran Beverage Corp., Play Beverages, LLC, and PB Energy Corporation (exhibits attached as Exhibits 10.44 and 10.45)	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012.
10.44	Revenue Sharing Agreement dated August 20, 2012, between CirTran Beverage Corp., and PB Energy Corporation—Exhibit A to Asset Purchase Agreement, Exhibit 10.43	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012.
10.45	Form of Satisfaction and Release between CirTran Beverage Corp. and certain creditors—Exhibit B to Asset Purchase Agreement, Exhibit 10.43	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012.
10.46	Settlement Agreement dated August 20, 2012, among Play Beverages, LLC, CirTran Beverage Corp., and CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012.
10.47	Ratification Agreement with YA Global Investments, L.P., dated February 22, 2013	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2013.
10.48	Amended, Restated, and Consolidated Secured Convertible Debenture payable to YA Global Investments, L.P., with an original issuance date as of December 31, 2007	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2013.
10.49	CirTran Corporation 2012 Incentive Plan	Incorporated by reference from our Registration Statement on Form S-8 filed June 1, 2012.

Item 21.	Subsidiaries of the Registrant
21.01	Schedule of subsidiaries	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2010, filed April 11, 2011.
Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.
Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
Item 101.	Interactive Data
101	Interactive Data files	This filing.

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

CirTran Corporation

Date: April 16, 2013	By:
Iehab J. Hawatmeh
President
Principal Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 16, 2013
Iehab J. Hawatmeh, President, Chief Executive Officer, Director, and Principal Financial and Accounting Officer

April 16, 2013
Fadi Nora, Director

April 16, 2013
Kathryn Hollinger, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon is filed as part of this Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4

Consolidated Statements of Operations for the Years Ended
December 31, 2012 and 2011	F-5

Consolidated Statement of Stockholders' Deficit for the
Years Ended December 31, 2011 and 2012	F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2012 and 2011	F-7

Notes to Consolidated Financial Statements	F-9

                                                                                                   F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CirTran Corporation and subsidiaries

We have audited the accompanying balance sheet of CirTran Corporation and subsidiaries as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and subsidiaries as of December 31, 2012 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated losses of $48,514,796 as of December 31, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

CirTran Corporation

We have audited the accompanying consolidated balance sheet of CirTran Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements, as of and for the year ended December 31, 2011 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit, has suffered losses from operations, has negative working capital and one of the consolidated subsidiaries has filed for Chapter 11 bankruptcy which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

April 16, 2012

CIRTRAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,		December 31,
	2012		2011

ASSETS
Current assets
Cash and cash equivalents	$7,883		$173,780
Trade accounts receivable, net of allowance for doubtful
accounts of $832,093 and $1,023,156, respectively	162,468		27,585
Inventory, net of reserve of $2,256,399 and $2,271,008 , respectively	98,343		465,074
Other	7,866		26,136
Total current assets	276,560		692,575

Investment in securities, at cost	300,000		300,000
Long-term receivable, net of allowance of $1,582,895	-		-
Property and equipment, net	86,034		172,480
Other assets, net	224,488		2,010

Total assets	$887,082		$1,167,065

LIABILITIES AND STOCKHOLDERS' DEFICIT		-

Current liabilities
Checks written in excess of bank balance	$17,118		$208,193
Accounts payable	4,681,114		4,079,330
Related-party payable	955,656		705,056
Short-term advances payable	3,088,945		3,800,263
Accrued liabilities	2,445,167		2,589,709
Accrued payroll and compensation expense	2,599,533		1,913,075
Accrued interest	2,417,834		2,054,148
Deferred revenue	2,984,119		3,485,463
Derivative liability	829,090		294,717
Convertible debenture	3,132,855		3,161,355
Refundable customer deposits	200,201		1,317,387
Liabilities subject to compromise	-		1,122,154
Current maturities of long-term debt	236,585		906,585
Current liabilities to non-controlling interest holders	2,570,000		443,696
Note payable to stockholders and members	576,833		151,833
Total current liabilities	26,735,050		26,232,964

Total liabilities	26,735,050		26,232,964

Stockholders' deficit
CirTran Corporation stockholders' deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares;
issued and outstanding shares: 2,541,502,289 and 1,819,302,289	2,541,502		1,819,297
Additional paid-in capital	29,451,824		29,872,151
Subscription receivable	(17,000)		(17,000)
Accumulated deficit	(48,514,796)		(48,267,171)
Total CirTran Corporation and subsidiaries stockholders' deficit	(16,538,470)		(16,592,723)
Non-controlling interest	(9,309,498)		(8,473,176)
Total stockholders' deficit	(25,847,968)		(25,065,899)

Total liabilities and stockholders' deficit	$887,082		$1,167,065

The accompanying notes are an integral part of these consolidated financial statements.
F-4

CIRTRAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31,	2012	2011

Net sales	$4,260,417	$3,064,438
Cost of sales	(375,757)	(1,118,518)
Royalty Expense	(614,721)	(2,142,765)

Gross profit	3,269,939	(196,845)

Operating expenses
Selling, general and administrative expenses	3,606,672	6,246,311
Non-cash compensation expense	39,080	132,063
Total operating expenses	3,645,752	6,378,374

Loss from operations	(375,813)	(6,575,219)

Other income (expense)
Interest expense	(1,141,171)	(966,419)
Gain on sale/leaseback	-	507,216
Other income	108,864	76,547
Loss on settlement of litigation	-	(1,305,871)
Gain on settlement of litigation / debt	154,850	186,914
Impairment of intellectual properties	-	(142,917)
Gain (loss) on derivative valuation	(534,373)	1,176,339
Total other income (expense), net	(1,411,830)	(468,191)

Net loss	(1,787,643)	(7,043,410)

Net loss attributable to non-controlling interest	$1,540,018	746,147

Net loss attributable to CirTran Corporation and subsidiaries	$(247,625)	$(6,297,263)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted-average
common shares outstanding	1,925,943,819	1,590,409,839

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional			Non-
	Number		paid-in	Subscription	Accumulated	controlling
	of shares	Amount	capital	receivable	deficit	interest	Total

Balances at December 31, 2010	1,498,972,923	$1,498,968	$29,128,672	$(17,000)	$(41,969,908)	$(7,752,529)	$(19,111,797)

Capital contributions	-	-	-	-	-	25,500	25,500

Options granted to consultants	-	-	56,014	-	-	-	56,014

Shares issued in settlement of debt	280,329,366	280,329	723,465	-	-	-	1,003,794

Exercise of stock options by consultants	40,000,000	40,000	(36,000)	-	-	-	4,000

Net loss	-	-	-	-	(6,297,263)	(746,147)	(7,043,410)
Balances at December 31, 2011	1,819,302,289	$1,819,297	$29,872,151	$(17,000)	$(48,267,171)	$(8,473,176)	$(25,065,899)

Capital contributions	-	-	-	-	-	703,696	703,696

Options granted to consultants	-	-	61,153	-	-	-	61,153

Shares issued in settlement of debt	650,000,000	650,005	(416,500)	-	-	-	233,505

Exercise of stock options by consultants	72,200,000	72,200	(64,980)	-	-	-	7,220

Net loss	-	-	-	-	(247,625)	(1,540,018)	(1,787,643)
Balances at December 31, 2012	2,541,502,289	$2,541,502	$29,451,824	$(17,000)	$(48,514,796)	$(9,309,498)	$(25,847,968)

The accompanying notes are an integral part of these consolidated financial statements
F-6

CIRTRAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2012	2011

Cash flows from operating activities
Net loss	$(1,787,643)	$(7,043,410)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	86,446	189,609
Accretion expense	-	36,065
Loss on disposal of PP&E	-	529
Gain on sale - leaseback	-	(507,216)
Non-cash compensation expense	61,153	46,053
Gain on settlement of debt	154,850	(186,914)
Issuance of warrants for settlement	-	58,410
Loss on impairment of intellectual properties	-	142,917
Options issued for services	-	27,601
Change in valuation of derivative	534,374	(1,176,339)
Assignment of receivable for settlement	-	1,305,871
Current liabilities to non-controlling interest holders	-	-
Expenses paid by third-party on behalf of the company	735,000	-
Changes in assets and liabilities:
Trade accounts receivable	(134,883)	602,245
Inventories	366,731	77,282
Prepaid expenses and other current assets	18,270	616,131
Other assets	(222,479)	353,793
Accounts payable	656,784	780,647
Related party payable	250,600	285,056
Accrued liabilities	1,130,891	2,468,283
Current portion of refundable customer deposits	(1,117,186)	-
Deferred revenue	(501,343)	1,603,272

Net cash provided by (used in) operating activities	231,565	(320,115)

Cash flows from financing activities
Proceeds from notes payable	200,000	-
Checks written in excess of bank balance	(191,075)	4,733
Contributions by noncontrolling interest	-	25,500
Proceeds from short-term advances	108,419	1,128,190
Payment on accrued interest	(197,158)	-
Stock issued in exercise of options	7,220	-
Payments on short-term advances	(324,868)	(669,295)

Net cash used in (provided by) financing activities	(397,462)	489,128

Net decrease (increase) in cash and cash equivalents	(165,897)	169,013

Cash and cash equivalents at beginning of period	173,780	4,767

Cash and cash equivalents at end of period	$7,883	$173,780

The accompanying notes are an integral part of these consolidated financial statements.
F-7

CIRTRAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$197,158	$382,431

Noncash investing and financing activities:
Conversion of liabilities to shareholders for non-controlling interest	$703,696	$-
Accounts payable settled on behalf of the company
for issuance of short term advances	$-	$363,880
Issuances of stock options in settlement of accounts	$-	$28,414
Debt and accrued liabilitities converted to equity	$650,000	$1,003,794
Non-cash exercise of options for prepaid expenses	$-	$40,000
Payment of short-term advances through issuance of note payable	$-	$30,000
Debt and accrued liabilities converted to current liabilities
to non-controlling interest holders	$2,100,000	$-
Inventory written off	$14,609	$-
Accounts receivable written off	$191,063	$-

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

Royalty income is included as part of sales. The Company recognizes royalty revenue as it is earned. The customer distribution agreements generally specify minimum royalty fees due to the Company during the contract period. The Company recognizes royalty income on a straight-line basis over the term of the distribution agreement when based on management's analysis of sales history, the customer is not expected to meet the minimum required sales projections for the contract period. Deferred revenue on royalty income for the years ended December 31, 2012 and 2011 was $2,984,119 and $3,485,463, respectively.

Revenue on refundable customer deposits is applied to customer sales in accordance with the distribution agreement, unless the customer is in default with the terms of the distribution agreement and the deposit is forfeited. The Company recognizes revenue on refundable deposits in the event the customer defaults on the terms of the distribution contract. The balance of refundable customer deposits for the years ended December 31, 2012 and 2011 was $200,201 and $1,317,387, respectively.

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

Accounts Receivable - Accounts receivable are carried at the original invoice amount, less an estimate made for doubtful accounts based on a review of outstanding amounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivable, and changes in payment histories. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Bad debt expense for the years ended December 31, 2012 and 2011 was $0 and $1,396,885, respectively.

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

Pre-production Design and Development Costs - The Company incurs certain costs associated with the design and development of molds and dies for its contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. The Company holds title to all molds and dies used in the manufacture of its various products. The Company held $0 and $2,010 in deposits at December 31, 2012 and 2011, respectively. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at December 31, 2012 and 2011, was $36,847 and $100,761, respectively.

Investment in Securities - The cost of the Company's cost-method investment consist of an investment in a private digital multi-media technology company that totaled $300,000 at December 31, 2012. As the Company owned less than 20% of the company’s stock as of December 31, 2012 and no significant influence or control exists, the investment is accounted for using the cost method. The Company evaluated the investment for impairment. No impairment was noted as of December 31, 2012.

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

Depreciation expense for the years ended December 31, 2012 and 2011 was $86,446, and $163,067, respectively.

Amortization expense for the years ended December 31, 2012 and 2011 was $0, and $26,542, respectively.

Patents - Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized. Patent costs are amortized over the estimated useful life of the patent.

Impairment of Long-Lived Assets -The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. The Company recorded an expense for impairment of long-lived assets of $0 and $142,917, respectively during the years ended December 31, 2012 and 2011.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes. However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting. Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives using a Multi-nomial Lattis model. The fair values of the derivative instruments are measured each quarter. The Company recorded a loss of $534,374 on derivative valuation for the year ended December 31, 2012, and a gain of $1,176,339 for the year ended December 31, 2011.

Advertising Costs - The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2012 and 2011 were $650 and $0, respectively and are included as a component of selling, general and administrative expenses.

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

Stock-based employee compensation incurred for the years ended December 31, 2012 and 2011, was $19,891 and $132,063, respectively.

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

Concentrations of Risk - Financial instruments that potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells principally to recurring customers, wherein the customer's ability to pay has previously been evaluated. The Company generally does not require collateral. Allowances are maintained for potential credit losses, which generally have been within management's expectations. At December 31, 2012 and 2011, this allowance was $832,093 and $1,023,156, respectively.

During the year ended December 31, 2012, sales to one customer of the beverage distribution segment accounted for 11% of net sales.

During the year ended December 31, 2011, sales to four customers of the beverage distribution segment accounted for 24%, 16%, 16%, and 11% of net sales.

During 2006, PlayBev entered into an exclusive licensing agreement with Playboy, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and "Rabbit Head" logo symbol. In May 2007, PlayBev entered into an exclusive agreement with the Company to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world. The exclusive arrangement with Playboy creates a concentration of supply risk. The Company will not be able to market its products under the Playboy brand without the licensing agreement and would be at risk to lose significant marketability of its products. In March 2012, Playboy and PlayBev extended the licensing agreement through July 31, 2012 to allow PlayBev and Playboy to negotiate a potential new licensing agreement. The Company’s ability to continue energy drink distribution, its principal source of revenue, is subject to interruption or termination because of PlayBev’s ongoing disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks (see Note 3).

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

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 4,401,029,000 and 4,245,301,050 in potentially issuable common shares at December 31, 2012 and 2011, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Short-term Advances – The Company has short-term advances with various individuals. These advances are due upon demand, carry no interest and are not collateralized. These advances are classified as short-term liabilities.

Recent Accounting Pronouncements - From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption, therefore they have not been discussed here.

NOTE 3 – REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $1,787,643 and $7,043,410 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had an accumulated deficit of $48,514,796 and $48,267,171, respectively. During the year ended December 31, 2012, the Company provided, rather than used, cash in its operations in the amounts of $231,565. However, the Company has a history of using cash in operations. During the year ended December 31, 2011 the Company used cash in operations of $320,115. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue energy drink distribution, its principal source of revenue, is subject to interruption or termination because of PlayBev’s ongoing disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks.  The Company is continuing its suit against Playboy in Illinois in an effort to enjoin Playboy’s termination of the license so the Company will be able to continue its beverage distribution segment.  If the Playboy licensing dispute is not resolved satisfactorily through a negotiated settlement or litigation in such proceeding, PlayBev would be required to terminate its beverage distribution activities, which are currently the source of the Company’s principal revenues.  Such termination may require the Company to cease its activities and seek protection from creditors.

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

NOTE 4 - VARIABLE INTEREST ENTITY

Consolidation of PlayBev - During the year ended December 31, 2007 the Company, through AfterBev a 51% voting and 4% economic interest consolidated subsidiary, purchased a 50% ownership in PlayBev for $750,000. As condition of the purchase, AfterBev was to develop an acceptable operating plan for PlayBev, procure a credit facility with a third party at prevailing market rates sufficient to fund PlayBev's working capital needs, and provide a third-party vendor to develop, manufacture, and distribute the energy drink product. Upon satisfactory completion of these events, AfterBev was granted an additional 1% ownership interest in PlayBev bringing its total investment to 51%. Certain participating rights held by the minority interest holders of PlayBev prevented it being consolidated with the Company under the majority ownership accounting guidance. The Company was selected to develop, manufacture, and distribute the energy drinks as well as provide the credit facility to support the working capital needs of PlayBev.

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

•         The credit facility was originally limited to a $2.0 million balance and the intent was for it to be a revolving line of credit. Currently the balance owed under the credit facility is $8,022,124.

•         PlayBev has not established that it can generate cash to pay for its own operations. Instead royalty payments owed to PlayBev by the Company are offset by the large amount owed to CirTran under the credit facility.

Included in the accompanying financial statements are the following assets and liabilities of PlayBev as of December 31, 2012, and December 31, 2011:

	December 31, 2012	December 31, 2011

Other Assets	$361	$1,681
Prepaid Expenses	224,128	-
Total Assets	$224,489	$1,681

Accrued Interest	$593,418	$417,174
Accrued Liabilities	$197,345
Royalty Payable	734,143	644,759
Current Liabilities	2,570,000	-
Notes Payable to Shareholders	250,000	250,000
Total Liabilities	$4,344,906	$1,311,933

The liabilities above include royalties payable under a license agreement with LIB-MP on beverage sales.

 NOTE 5 – INVENTORY

Inventory consists of the following:

	December 31,	December 31,
	2012	2011
Raw Materials	$1,691,500	$2,076,066
Work in Process	221,225	157,534
Finished Goods	442,017	502,482
Allowance / Reserve	(2,256,399)	(2,271,008)
Totals	98,343	$465,074

During 2012 and 2011, write downs of $14,609 and $205,450, respectively, were recorded to reduce items considered obsolete or slow moving to their market value.

NOTE 6 - PREPAID ROYALTY

During 2012, royalty expense related to Playboy Enterprises was $500,000. In 2012, expenses were recorded as incurred. As of December 31, 2012, and 2011, the remaining balance in prepaid royalties was $0 and $0, respectively.

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

The Company then agreed to lease back the property from the buyer, an individual who later became one of the Company's directors for a period.  The term of the lease was for 10 years, with an option to extend the lease for up to three additional five-year terms.  The monthly lease payment was $10,000.  The Company also recorded a gain on the sale of the property of $810,736, which is being deferred over the life of the lease. During the year ended December 31, 2011, the lease was terminated and the remaining deferred gain of $507,216 was recognized in other income. (see also Note 11).

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

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the asset purchase agreement, in 2006 the Company acquired substantially all of ABS's assets in exchange for a cash payment of $1,125,000, a reduction by $750,000 in the amount owing to the Company, and the obligation to pay to ABS a royalty equal to $3.00 per True Ceramic Pro ("TCP") flat iron unit sold by the Company.

The minimum royalty amount the Company would have to pay was $435,000. The balance of the obligation as of December 31, 2012 and 2011 was $0. During 2010, the Company executed an assignment of copyrights, thereby assigning the Company's copyrights, trademark, and infomercial received in the settlement back to ABS (see Note 10) as a reduction of its recorded liabilities of $1,582,895. Subsequently, the Company filed a motion to declare judgment fully satisfied or alternatively to recoup mutual debts, requesting that the court determine that the Company's assignment of the copyrights and related intangibles resulted in full satisfaction of the ABS judgment. The Company assigned and transferred these intangibles without reservation or exclusion, making ABS the owner of these assets. The realization of the total $1,582,895 long-term receivable due the Company from the ABS estate depends on the Company selling approximately one million TCP units in the future and gradually offsetting the Company's proportionate share of the resultant royalty obligation against the receivable. The Company recognized an allowance expense of $367,024 on the receivable as of December 31, 2010, due to uncertainty of the timing of sales and cash collections related to this receivable. The net balance of the receivable as of December 31, 2012, was $0.

The Company entered into a forbearance agreement with ABS on March 1, 2012.  As part of the agreement the Company agreed to, among other things, a settlement amount that is to be reduced by any distribution to which the Company was entitled as a creditor of ABS. Under the ABS Forbearance Agreement the minimum amount due ABS is $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement. The Company accrued $90,000 as of December 31, 2011 and made payments of $45,000. The royalty accrual as of December 31, 2012 was $45,000.

 NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

			Estimated
			Service Lives
	2012	2011	in Years
Production equipment	$4,025,924	$4,025,924	5-10
Leasehold improvements	997,714	997,714	7-10
Office equipment	220,762	220,762	5-10
Other	53,209	53,209	3-7
Total property and equipment	5,297,609	5,297,609

Less accumulated depreciation	(5,211,575)	(5,125,129)

Property and equipment, net	$86,034	$172,480

NOTE 10 - INTELLECTUAL PROPERTY

As of December 31, 2011, the Company reviewed its other intangibles for impairment and determined that the carrying value of the assets was not recoverable and recorded an expense for impairment of intellectual properties of $142,917.  Amortization expense was $0 and $26,543 for each of the years ended December 31, 2012 and 2011, respectively.

 NOTE 11 - RELATED PARTY TRANSACTIONS

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Global Marketing Alliance

The Company entered into an agreement with Global Marketing Alliance ("GMA") and hired GMA's owner as the Vice President of CirTran Online Corp., or CTO, one of the Company's subsidiaries.  Under the terms of the agreement, the Company outsources to GMA the online marketing and sales activities associated with the Company's CTO products. In return, the Company provides bookkeeping and management consulting services to GMA and pays GMA a fee equal to 5% of CTO's online net sales. In addition, GMA assigned to the Company all of its web-hosting and training contracts effective as of January 1, 2007, along with the revenue earned thereon, and the Company also assumed the related contractual performance obligations. The Company recognizes the revenue collected under the GMA contracts, and remits back to GMA a management fee approximating their actual costs. During 2011, the Company temporarily suspended its activities under this agreement to focus solely on the distribution and marketing of energy drinks. No revenues were recognized during 2012 and 2011.

Transactions involving Officers, Directors, and Stockholders

In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to non-employee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora's efforts. As of December 31, 2012 and 2011 the Company owed $60,321 and $52,403, respectively under this arrangement. During the year ended December 31, 2012 and 2011, Mr. Nora loaned the Company a total of $1,090,829 and $1,064,830, respectively, through cash contributed and expenses paid on the Company’s behalf. Mr. Nora received cash payments totaling $239,500 and $172,000 from the Company to pay his personal credit card for expenses paid in behalf of the Company during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company still owed Mr. Nora $1,040,829 and $1,299,829 in the form of unsecured advances, respectively. These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by Mr. Nora on these loans. In addition, the Company owed Mr. Nora $448,719 and $1,208,756 in accrued liabilities as of December 31, 2012 and 2011, respectively, for selling, general and administrative expenses that were paid for by Mr. Nora on a personal credit card.

The Company has agreed to issue 2,400,000 options each year to Mr. Nora as compensation for services provided as a director of the Company.  The terms of the director agreement requires the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the year ended December 31, 2012, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $2,341, using the following assumptions: estimated 5-year term, estimated volatility of 200.04 and a discount rate of 0.34% (see also Note 12). During the year ended December 31, 2011, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora. The fair market value of the options was $4,747, using the following assumptions: estimated 5-year term, estimated volatility of 167.47 and a discount rate of 2.02% (see also Note 12).

In 2007, the Company issued a 10% promissory note to a family member of the Company president in exchange for $300,000. The note was due on demand after May 2008. During the years ended December 31, 2012 and 2011, the Company repaid principal and interest totaling $18,270 and $15,040, respectively. At December 31, 2012 and 2011, the principal amount owing on the note was $151,833 and $151,833, respectively. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member's note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. During 2012 and 2011, the Company made no payments towards the outstanding notes. The principal balance owing on the promissory notes as of December 31, 2012 and 2011, totaled $72,465 and $72,465, respectively.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes. The Company President and a Director of the Company signed personally for the notes. Since the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60 day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. During 2012, a note balance of $411,912 was converted from a short term advance to a current liability in PlayBev, a non-controlling interest entity, with the intent to convert the liability to membership interest. As of December 31, 2012 and 2011, the Company showed the balance of $270,000 and $681,912, respectively,  as part of short-term advances payable on the balance sheet. As of December 31, 2012, two of the three remaining notes were in default and are accruing interest at the default rate of 36% per year.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has agreed to issue 6,000,000 options each year to the Company President as compensation for services provided as an officer of the Company.  The terms of the employment agreement requires the Company to grant to the Company President options to purchase 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date. During the year ended December 31, 2011, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh. The fair market value of the options was $11,868, using the following assumptions: estimated 5-year term, estimated volatility of 167.47 and a discount rate of 2.02% (see also Note 12).  During the years ended December 31, 2012, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh.  The fair market value of the options was $5,852, using the following assumptions: estimated 5-year term, estimated volatility of 200.04 and a discount rate of 0.34% (see also Note 12).

As of December 31, 2012 and 2011, the Company owed the Company president a total of $115,558 and $179,102 in unsecured advances, and 30,000,000 and 24,000,000 in stock options with an aggregated value at time of grant of $154,547 and $148,695, respectively. The advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by the Company’s president on these loans.

Sublease

In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”), entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs. The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property. Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease was for two months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights. Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore. On July 1, 2011, Katana had assumed the full lease payment, and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities. The Company had no Sublease income for the year ended December 31, 2012. The Company recorded a rent expense of $60,000 for the year ended December 31, 2012.

NOTE 12 – OTHER ACCRUED LIABILITIES

Related-party expenses consist of reimbursable business expenses that were paid for by Mr. Nora, a director of the Company and manager of PlayBev, a consolidated variable-interest entity.

Accrued tax liabilities consist of delinquent payroll taxes, interest and penalties owed by the Company to the Internal Revenue Service (“IRS”) and other tax entities (see note 19).

Accrued liabilities consist of the following:

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2012	2011
Tax liabilities	871,357	1,103,044
Related party expenses	448,719	1,208,756
Royalty expense	734,143	92,559
Other accrued expenses	390,948	185,350
Totals	$2,445,167	$2,589,709

Stock options expenses consist of accrued employee stock option expenses. These stock options have been granted but were not issued due to the limited number of authorized and available shares.

Accrued payroll and compensation liabilities consist of the following:

	December 31,	December 31,
	2012	2011
Administrative payroll expenses	1,677,086	945,188
Stock option expenses	438,308	511,097
Commisions expenses	245,451	173,305
Bonus expenses	138,688	176,858
Director fees	100,000	75,000
Other accrued compensation expenses	-	31,627
Totals	$2,599,533	$1,913,075

The Company has short-term advances with various individuals. These advances are due upon demand, carry no interest and are not collateralized. The Company received $138,500 in short term advances during the year and made $324,336 in cash payment on short-term advances and $27,158 was paid in interest. In December 2012, two related parties elected to convert short-term debt in the amount of $90,000 of liabilities into 300,000,000 shares of the Company’s common stock at a price of $.0003 per share. In December 2012, an unrelated party elected to convert short-term debt in the amount of $30,000 of liabilities into 100,000,000 shares of the Company’s common stock at a price of $.0003 per share. In August 2012, two unrelated parties elected to convert short-term debt in the amount of $1,193,620 in short-term debt, $700,000 in notes payable, and $338,669 in accrued interest into $2,100,000 of current liabilities in Playbev, a non-controlling entity with the intend to convert the liability to membership interest at a future date. A gain of $132,289 was recognized on the conversion.

In October 2012, an unrelated party elected to consolidate $411,912 in short-term debt and $480,667 in accrued interest in a new short-term note of $1,200,000. A loss of $307,411 was recognized on this transaction.

Short-term advances and related interest consist of the following:

	December 31,	December 31,
	2012	2011
Short-term advances payable	$3,088,945	$3,800,263
Accrued interest on short-term advances payable	683,651	299,388
Totals	$3,772,596	$4,099,651

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PlayBev Petition for Relief under Chapter 11 - On, August 12, 2011, Play Beverages, LLC (“PlayBev”), a consolidated entity of the Company, filed petitions under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah.  Under Chapter 11, certain claims against PlayBev in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while PlayBev continues business operations as Debtor-in-possession (see also Note 4).  These claims are included in the December 31, 2011, balance sheet and are considered liabilities subject to compromise.  Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims against PlayBev (secured claims) were stayed, although the holders of such claims had the right to move the court for relief from the stay. PlayBev continued as a debtor-in-possession and thereafter worked to resolve the claims of creditors and to resolve disputes about its nonalcoholic beverage distribution license with Playboy.

Playboy initially sought to terminate its product license agreement with PlayBev, but thereafter stipulated to suspend further proceedings pending the exploration of settlement.  PlayBev reached a settlement with Playboy that would have provided for a new license, conditioned on bankruptcy court approval of PlayBev’s reorganization plan, PlayBev’s payment of $2.0 million to Playboy, and other provisions, but PlayBev was unable to obtain the funding needed to pay Playboy the initial amount or otherwise implement the reorganization plan, so the plan was abandoned and the settlement agreement and the new Playboy license did not become effective.

On December 6, 2012, the bankruptcy court dismissed PlayBev’s bankruptcy case and all other pending motions and proceedings, and the automatic stay terminated.  PlayBev is precluded from filing for bankruptcy court protection for 180 days after the dismissal.

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

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 22, 2013, the Company entered into a Ratification Agreement with YA Global.  Under this Ratification Agreement, the Company ratified the obligations under three existing Convertible Debentures dated May 26, 2005, December 30, 2005, and August 23, 2006, and agreed to amend, restate, and consolidate the obligations evidenced thereby into a Consolidated Debenture.

The Ratification Agreement also provides for a new payment schedule under the Consolidated Debenture that replaces the payment schedule that had been agreed to in a March 1, 2012, Forbearance Agreement among the parties.  Under the Ratification Agreement payment schedule, the Company is required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of the Company’s required monthly cash payment shall be reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the Consolidated Debenture.  Any amount credited against the debenture obligation in excess of $100,000 per month shall be credited against the amounts due in the next succeeding month.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is in disagreement with its former legal counsel over charges incurred and the amount due to this provider for billed services, charges and interest expense. The Company is vigorously working with this provider to settle the outstanding balance. Management assesses the likelihood to be remote that it will not be able to settle the balance at or below the currently accrued balance.

Employment Agreements

On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company’s President. The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000. The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date. The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board. The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company's earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year. During 2012 and 2011, the Company incurred $5,328 and $11,868, respectively of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.  The Company has accrued $763,100 and $1,241,983 in compensation for the Company’s President, which is included in accrued payroll and compensation expense as of December 31, 2012 and 2011, respectively.

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

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora. The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel and repairs. The Company has accrued $924,000 and $672,000 in compensation, which is included in related-party payables as of December 31, 2012 and 2011, respectively.

In addition to the employment agreement with the Company’s President above, the Company has active employment contracts with several of its employees that require payment of non-cash compensation in a fixed number of shares. During the year ended December 31, 2012 and 2011, the Company did not grant options to purchase shares of common stock to employees. The Company accrued an expense of $14,563 and $46,053 during 2012 and 2011, respectively, for employee options relating to the employment contracts of these employees.

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

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has assigned to ABS its creditor claim against the estate of ABS, to the extent of the balance due under the ABS Forbearance Agreement.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Forbearance Agreement will be paid to the Company. Pending the determination of the amount of the credit due for the value of the intellectual property conveyed, the Company accrued a balance of $90,000 for the minimum required payment under the ABS Forbearance Agreement. It is reasonably possible that this estimate may change in the near future based on the events of the ABS settlement. During 2012, the Company made payments to ABS in the amount of $45,000. The accrued royalty expense accrued was $90,000 and $45,000 as of December 31, 2012 and 2011, respectively.

NOTE 14 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2012 and 2011:

	2012	2011

Settlement note, ten monthly payments, no interest, in default.	$59,120	$59,120

Promisory note to a stockholder, 10% stated interest rate, unsecured,
interest due quarterly, due on demand to related party.	151,833	151,833

Promisory note to an investor, 10% stated interest rate, face value
discounted and to be accreted over the life of the note. Due on demand.	-	700,000

Promisory note to a member of AfterBev, 10% stated interest,
interest payable quarterly. Due on demand, in default.	75,000	75,000

Promisory notes to 3 investors, 12% stated interest,
5% borrowing fee, due on demand to related party, in default.	72,465	72,465

Promisory note to a members of Playbev, 10%
stated interest, interest payable quarterly, unsecured. Due on demand, in default.	250,000	250,000

Promisory note to a investor, 10%
stated interest, interest payable quarterly, unsecured. Due on demand.	175,000	-

Promisory note to an investor, 18%
stated interest, interest payable quarterly, unsecured. Due on demand, in default.	30,000	-

Total	813,418	1,308,418

Less current maturities	(813,418)	(1,308,418)

Long-term portion of notes payable	$-	$-

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2012, the Company issued a 10%, 5-year, $175,000 promissory note to an investor. The promissory note was outstanding as of December 31, 2012.

In February 2012, the Company issued an 18%, 90-day, $30,000 promissory note to an investor. The principal balance included a $5,000 borrowing fee. The promissory note was outstanding as of December 31, 2012.

As of December 31, 2012, and 2011, the Company had accrued interest owed on the notes payable in the amount of $508,322 and $612,854, respectively. The Company recorded interest expense of $244,137 and $109,227 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company paid $10,000 of accrued interest on the notes.

In 2012, an investor elected to convert $700,000 in notes payable, $45,000 in short term advances and $338,669 in accrued interest expenses in CirTran for current liabilities in PlayBev, a non-controlling entity with the intend to convert the liability to membership interest at a future date.

NOTE 15 - CONVERTIBLE DEBENTURES

Convertible Debentures consisted of the following as of December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011

Convertible debenture, 12% stated interest rate, secured
by all of the Company’s assets, Due on January 31, 2013.	$591,637	$620,137

Convertible debenture, 12% stated interest rate, secured
by all of the Company’s assets, Due on January 31, 2013.	1,500,000	1,500,000

Convertible debenture, 12% stated interest rate, secured
by all of the Company’s assets, Due on January 31, 2013.	1,041,218	1,041,218

	3,132,855	3,161,355

Less current maturities	(3,132,855)	(3,161,355)

Long-term portion of convertible debentures	$-	$-

The convertible debentures and accrued interest are convertible into shares of the Company’s common stock at the lowest bid price for the 20 trading days prior to conversion ($0.0003 as of December 31, 2012). As of December 31, 2010, the Company was in default on the all three convertible debentures. On January 24, 2011, the Company entered into an Amended and Restated Forbearance Agreement that requires the Company to make payments according to the agreement. The Company subsequently defaulted under the terms of the agreement and the debenture holders are seeking their rights as secured creditors. See Note 13 regarding the actions taken by the holder of the convertible debentures in connection with the Company’s noncompliance with the Amended and Restated Forbearance Agreement.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, and 2011, the Company had accrued interest owed on the convertible debentures in the amount of $1,076,574 and $856,546, respectively. The Company recorded interest expense of $380,027 and $373,089 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company paid $160,000 of accrued interest on the debentures.  As of December 31, 2012 and 2011 the debentures were convertible into 4,209,429,000 and 4,017,901,050 shares of the Company’s common stock, respectively.

The Company determined that certain conversion features of the convertible debentures and accrued interest fell under derivative accounting treatment. As of December, 2012 and 2011, the fair value of the conversion feature for the convertible debt and associated warrants was determined to be $829,191 and $294,717, respectively.

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

Liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$829,090	$-	$829,090

Liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$294,717	$-	$294,717

As further described in Note 2, the fair value of the derivative liability as of December 31, 2012 and 2011.

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

NOTE 17 – LEASES

In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”), entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs. The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property. Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease was for two months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights. Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore. On July 1, 2011, Katana had assumed the full lease payment, and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities. The Company had no Sublease income for the year ended December 31, 2012. The Company recorded a rent expense of $60,000 and $97,860 for the years ended December 31, 2012 and 2011, respectively.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - ROYALTY OBLIGATION TO ABS CREDITORS

The Company has assigned to ABS its creditor claim against the estate of ABS, to the extent of the balance due under the ABS Forbearance Agreement.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Forbearance Agreement will be paid to the Company. The Company entered into a forbearance agreement with ABS on March 1, 2012.  As part of the agreement the Company agreed to, among other things, a settlement amount that is to be reduced by any distribution to which the Company was entitled as a creditor of ABS. Under the ABS Forbearance Agreement the minimum amount due ABS is $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement. The Company accrued $90,000 as of December 31, 2011 and made payments of $45,000. The royalty accrual as of December 31, 2012 was $45,000.

NOTE 19 - INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred tax assets and liabilities at December 31, 2012 and 2011, were as follows:

	2012	2011
Deferred income tax assets:
Capital loss carryforward	$170,645	$170,645
Loss on sale of assets	725,876	725,876
Loss from subdivisions not consolidated
for tax purposes	1,562,959	991,688
Inventory reserve	841,637	847,086
Bad debt reserve	900,790	972,057
Vacation reserve	17,312	23,781
Stock based compensation	203,630	189,054
Net operating loss carryforward	11,713,571	11,790,805
Depreciation	87,316	90,976
Intellectual property	60,544	78,420
Derivative liability	309,251	109,929

Total deferred income tax assets	16,593,531	15,990,317
Valuation allowance	(16,593,531)	(15,990,317)

Net deferred income tax asset	$-	$-

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has sustained net operating losses in both periods presented in the accompanying consolidated statements of operations. No deferred tax asset or income tax benefits are reflected in the financial statements for net deductible temporary differences or net operating loss carryforwards, because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero, and consequently there is no income tax provision or benefit presented for the years ended December 31, 2012 and 2011.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2012, 2011, 2010, and 2009.

As of December 31, 2011, the Company had net operating loss carryforwards for tax reporting purposes of approximately $30 million. These net operating loss carryforwards, if unused, begin to expire in 2020. Utilization of approximately $1.2 million of the total net operating loss is dependent on the future profitable operation of Racore Network, Inc., a wholly-owned subsidiary, under the separate return limitation rules and restrictions on utilizing net operating loss carryforwards after a change in ownership. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed in Note 13.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2012 and 2011:

	2012	2011
Benefit at statuatory rate (34%)	$(607,798)	$(2,358,388)
Non-deductible expenses	63,575	87,600
Change in valuation allowance	677,572	3,179,279
State tax benefit, net of federal tax benefit	(58,992)	(228,902)
Return to provision	(74,357)	(679,589)

Net benefit from income taxes	$-	$-

NOTE 20 - STOCKHOLDERS' DEFICIT

Common Stock Issuances – During the year ended December 31, 2012 the Company issued 55,000,000 shares of common stock for settlement of $55,000 in accounts payables, 495,000,000 shares for settlement of $148,500 in debt and short-term advances, 100,000,000 shares for accrued compensation valued at $30,000, and 72,200,000 shares of common stock for the exercise of stock options with an exercise price of $0.0001.

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

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - STOCK OPTIONS AND WARRANTS

Stock Incentive Plans - As of December 31, 2012, options to purchase a total of 182,200,000 shares of common stock had been issued and outstanding from the 2012 Stock Option Plan, out of which a maximum of 403,000,000 can be issued. The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, non-qualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the years ended December 31, 2012 and 2011, the Company did not grant options to purchase shares of common stock to employees.

During 2011, the Company issued to consultants five year options to purchase 40,000,000 shares of common stock, exercisable at $0.0001. These shares were exercised during the year. The fair market value of the options aggregated $56,014, using the following assumptions: five- year term, volatility of between 284.98% and 363.49% and a discount rate of between 1.00% and 2.00%.

During 2012, the Company issued to consultants five year options to purchase 72,200,000 shares of common stock, exercisable at $0.0001. These shares were exercised during the year with an exercise price of $0.001.

During 2011, the Company accrued for 22,400,000 employee options relating to the employment contract of the Company president, directors and officers. The fair market value of the options accrued aggregated $46,053, using the following assumptions: five-year term, volatility of between 167.47% and 174.19% and a discount rate of between 1.55% and 2.02%.

During 2012, the Company accrued for 22,400,000 employee options relating to the employment contract of the Company president, directors and officers. The fair market value of the options accrued aggregated $390,695, using the following assumptions: five-year term, volatility of 200.04% and a discount rate of between 0.34%.

A summary of the stock option activity under the Plans as of December 31, 2012, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Outstanding at December 31, 2010	40,800,000	$0.0150	1.45	$-
Granted	40,000,000	$0.0001
Exercised	(40,000,000)	$0.0001
Expired	(3,000,000)	$0.0330
Outstanding at December 31, 2011	37,800,000	$0.0130	0.51	$-
Granted	72,200,000	$0.0001
Exercised	(72,200,000)	$0.0001
Expired	(34,200,000)	$0.0140
Outstanding at December 31, 2012	3,600,000	$0.0123	0.013	$-

Exercisable at December 31, 2012	3,600,000	$0.0123	0.013	$-

F-22

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expense for options that vested in 2012 and 2011 was $61,153 and $27,601, respectively. As of December 31, 2012 the Company had no unrecognized compensation costs related to options outstanding that have not yet vested at year-end that would be recognized in subsequent periods. The aggregate intrinsic value was based on a closing price of $0.0024, $0.001, and $0.021 as of December 31, 2012, 2011 and 2010, respectively.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Year ended December 31, 2012
Sales to external customers	$1,432	$81,361	$-	$4,177,624	$4,260,417
Segment income (loss)	(782,661)	63,109	8,412	(1,076,503)	(1,787,643)
Segment assets	429,988	53,342	-	403,752	887,082
Depreciation and amortization	19,876	66,570	-	-	86,446

Year ended December 31, 2011
Sales to external customers	$-	$120,517	$-	$2,943,921	$3,064,438
Segment income (loss)	(1,005,066)	(666,274)	(196,140)	(5,175,930)	(7,043,410)
Segment assets	380,759	290,090	-	496,216	1,167,065
Depreciation and amortization	26,030	141,991	21,588	-	189,609

NOTE 23 - GEOGRAPHIC INFORMATION

The Company currently maintains $37,050 of capitalized tooling costs in China. All other revenue-producing assets are located in the United States of America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products. The Company's revenue recognized and assets by geographic area are as follows:

F-23

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Revenues		Revenue-producing assets
	2012	2011	2012	2011
South America	$908,334	$1,042,539	$-	$-
India	774,772	-	-	-
Middle East	513,429
Africa	494,418
Eastern Europe	399,204	329,600	-	-
United States of America	341,685	772,816	48,984	68,860
China	291,667	-	37,050	103,620
Western Europe	243,049	747,223	-	-
Canada	96,843	172,260	-	-
Other	197,016	-	-	-
	$4,260,417	$3,064,438	$86,034	$172,480

NOTE 24 - SUBSEQUENT EVENTS

Conversion of Notes Payables

In January 2013, YA Global Investments (formerly known as Cornell Capital Partners, LP) elected to convert debt on two occasions in the amount of $25,536 and $100,000 of their convertible debt into 125,536,000 shares of the Company’s common stock at a price of $.001 per share.

In January 2013, an unrelated party elected to convert debt in the amount of $25,000 into 25,000,000 shares of the Company’s common stock at a price of $.009 per share.

In February 2013, three unrelated parties elected to convert debt in the amount of $35,000, $25,000, and $25,000 into 85,000,000 shares of the Company’s common stock at prices ranging from $.0013 to $.0018 per share.

In February 2013, an unrelated party was issued 4,000,000 shares of the Company’s stock for $20,800 in debt that was settled during the year ended December 31, 2010 at a price of $0.0063 per share.

In March 2013, an unrelated party elected to convert debt in the amount of $25,000 into 25,000,000 shares of the Company’s common stock at a price of $.015 per share.

In March 2013, YA Global Investments (formerly known as Cornell Capital Partners, LP) elected to convert debt on three occasions in the amount of $100,000, $67,200, and $95,100 of their convertible debt into 219,377,621 shares of the Company’s common stock at prices ranging from $.0011 to $.0013 per share.

Conversion of Payables

In January 2013, an unrelated party elected to convert debt in the amount of $28,000 of their payables into 7,000,000 shares of the Company’s common stock at a price of $.004 per share. The Company also agreed to prepay for services with the same unrelated party with the issuance of 13,000,000 common shares at a strike price of $.0017 on the date of issuance in the amount of $22,100.

In January 2013, an employee elected to convert debt in the amount of $29,000 of liabilities into 29,000,000 shares of the Company’s common stock at a price of $.001 per share.

In February 2013, an unrelated party elected to convert debt in the amount of $20,800 for services into 25,000,000 shares of the Company’s common stock at a price of $.0063 per share.

F-24

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement

In January 2013, the Company entered into a Stock Purchase Agreement with an unrelated party for 32,000,000 shares of common stock of the Company at a purchase price of $0.001 per share, for a total amount of $32,000.

In April 2013, the Company entered into a Settlement Agreement and Mutual Release with LIB-MP.  Under the settlement and release agreement, the parties exchanged mutual general releases without the payment by any party of any amounts to any other.  Accordingly, the Company was relieved of about $1.4 million in amounts due LIB-MP without any payment.

2013 Ratification Agreement

In February 2013, the Company YA Global entered into a ratification agreement, which related to certain financing arrangements and agreements between the Company and YA and its predecessors (see Note 13).

The ratification agreement also provides for a new payment schedule under the consolidated debenture that replaces the payment schedule that had been agreed to in a March 1, 2012, Forbearance Agreement among the parties.  Under the ratification agreement payment schedule, we are required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of our required monthly cash payment shall be reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the consolidated debenture.  Any amount credited against the debenture obligation in excess of $100,000 per month shall be credited against the amounts due in the next succeeding month.