Form 10-K/A
period 2012-12-31
CIRTRAN CORP
filed 2013-04-30
CIK 813716

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 16, 2013, is to set forth the information required by Items 10, 11, 12, 13, and 14 of Part III because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the previous filings.  This amendment amends and restates in its entirety Items 10, 11, 12, 13, and 14 of Part III.  Except as expressly set forth herein, this amendment does not reflect events occurring after the date of the original filing or modify or update any other disclosures contained therein in any way other than as required to reflect the amendments discussed above.  The references contained in the original filing to incorporation by reference of our definitive proxy statement are hereby deleted.

Table of Contents

Item

		Page

Part III

10	Directors, Executive Officers and Corporate Governance	3
11	Executive Compensation	5
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
13	Certain Relationships and Related Transactions, and Director Independence	9
14	Principal Accounting Fees and Services	11

	Part IV
15	Exhibits, Financial Statement Schedules	12
--	Signatures	13

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title	Tenure

Iehab Hawatmeh	46	President, Chief Executive Officer, Chief Financial Officer, Chairman	July 2000 to date
Fadi Nora	52	Director	February 2007 to date
Kathryn Hollinger	62	Director, Controller	August 2011 to date

Iehab J. Hawatmeh

Iehab J. Hawatmeh founded our predecessor company in 1993 and has been our Chairman, President, and Chief Executive Officer since July 2000.  Mr. Hawatmeh oversees all daily operations, including our technical and sales functions.  Mr. Hawatmeh is currently functioning in a dual role as Chief Financial Officer.  Prior to his involvement with our company, Mr. Hawatmeh was the Processing Engineering Manager for Tandy Corporation, Salt Lake City, Utah, overseeing that company’s contract manufacturing printed circuit board assembly division.  In addition, he was responsible for developing and implementing Tandy’s facility Quality Control and Processing Plan model.  Mr. Hawatmeh received an MBA from University of Phoenix and a BS in Electrical and Computer Engineering from Brigham Young University.  The board has reviewed Mr. Hawatmeh’s business background and service with our Company in connection with his qualification to sit as a member of our board.  Based on his years of service as our executive officer, his background in the electronics assembly industry, and his engineering, financial, and corporate strategic planning background, the board has concluded that Mr. Hawatmeh is qualified to serve as a member of our board.

Fadi Nora

Fadi Nora is a self-employed investment consultant.  He was formerly a director of ANAHOP, Inc., a private financing company in Anaheim, California, and was a consultant for us and for several other projects and investment opportunities, including NFE Records, Tustin, California, and Focus Media Group, Tustin, California.  He has been a member of our Board since February 2007.  Prior to his affiliation with ANAHOP, Mr. Nora worked with Prudential Insurance services and its affiliated securities brokerage firm, Pru-Bach, as District Sales Manager, San Dimas, California.  Mr. Nora received a BS in Business Administration from St. Joseph University, Beirut, Lebanon, in 1982, and an MBA – Master’s of Management from Azusa Pacific University School of Business in 1997 in California.  He also received a certification in financial planning from the University of California at Los Angeles.  The board has reviewed Mr. Nora’s background in the private financing brokerage industries in connection with his qualification to sit as a member of our board.  Based on Mr. Nora’s prior work as a business consultant and his experience with investment opportunities, capital-raising transactions, and financial planning, the board has concluded that Mr. Nora is qualified to serve as a member of our board.

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

Based upon a review of these forms that were furnished to us, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, we believe that all reports that were required to be filed by these individuals and persons under Section 16(a) were filed on time in fiscal year 2012, except that Kathryn Hollinger failed to report 4 transactions on Form 4, Iehab Hawatmeh failed to report 5 transactions on Form 4, and Fadi Nora failed to report 5 transactions on Form 4.

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

ITEM 11. EXECUTIVE COMPENSATION

2012 Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our other highest compensated executive officers earning more than $100,000 during the last fiscal year (“Named Executive Officer”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Iehab J. Hawatmeh(2)	2012	465,000	66,376	--	5,852	--	--	26,078(3)	563,306
President, Chief Executive Officer	2011	465,000	31,629	--	11,868	--	--	24,543(4)	533,039

(1)   The amount is the fair value of the option awards on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Top 718.  See notes 1 and 21 to our consolidated financial statements.

(2)   Mr. Hawatmeh did not receive cash payments for his salary or bonus during the 2011 and 2012 fiscal years.  His salary and bonus expense have been accrued.  Of the amounts reported for 2011 and 2012, $345,000 was accrued by us and $120,000 was accrued by our variable interest subsidiary, Play Beverages, LLC, respectively.

(3)   Includes $12,000 for car allowance and $14,078 for medical insurance premiums.

(4)   Includes $12,000 for car allowance and $12,543 for medical insurance premiums.

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

Under our Forbearance Agreement with our principal secured lender, YA Global Investments, L.P., all cash amounts payable to Mr. Hawatmeh in excess of an aggregate of $120,000 per year is accrued and will not be paid until the obligation due YA Global is paid.

On May 1, 2009, Play Beverages, LLC, a newly consolidated entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora.  The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on behalf of Play Beverages, and a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs.  Balances owing under these agreements amount to approximately $942,000 and $672,000 in compensation, which is included in related-party payables as of December 31, 2012 and 2011, respectively.

Outstanding Equity Awards at 2012 Year-End

The following table summarizes information regarding unexercised options, stock that has not vested, and equity incentive plan awards owned by the Named Executive Officer as of December 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Iehab J. Hawatmeh	--	6,000,000	--	0.0160	01/01/13	--	--	--	--
Iehab J. Hawatmeh	--	6,000,000	--	0.0020	01/01/14	--	--	--	--
Iehab J. Hawatmeh	--	6,000,000	--	0.0078	01/01/15	--	--	--	--
Iehab J. Hawatmeh	--	6,000,000	--	0.0021	01/01/16	--	--	--	--
Iehab J. Hawatmeh	--	6,000,000	--	0.0010	01/02/19	--	--	--	--

(1)   During the years ended December 31, 2012, 2011, 2010, 2009, and 2008, we did not issue stock options to the named executive officer due to the limited number of available shares under the employee incentive plan.  These options have been earned by our named executive officer and we have accrued the stock option expense in the respective periods.  These stock options can be issued upon the discretion of the board of directors based upon the number of available shares of the 2012 Stock Option Plan.

Director Compensation

The table below summarizes the compensation we paid to our directors for the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Iehab J. Hawatmeh(2)	--	--	--	--	--	--	--
Fadi Nora(3)	20,000	--	2,341	--	--	7,918	30,259
Kathryn Hollinger(4)	5,000	--	1,349	--	--	--	6,349

(1)   The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal year ended December 31, 2012, in accordance with accounting principles.  Assumptions used in the calculation of these amounts are included in Note 21 to our audited financial statements for the year ended December 31, 2012.

(2)   Iehab Hawatmeh also served as our chief executive officer during 2012.  He received compensation for his services as an executive officer, as set forth above in the Summary Compensation Table.  He did not receive any additional compensation for his services as director of our board.

(3)   Fadi Nora’s compensation was accrued, but not paid.

(4)   Kathryn Hollinger also served as our Controller during 2012.  She received compensation for her services as a Controller.  She did not receive any additional compensation for her services as director of our board in addition to the compensation that has been disclosed in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 15, 2013, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 3,106,415,910 shares of common stock outstanding.  Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
Iehab J. Hawatmeh	Common stock	301,533,877	9.74%
4125 South 6000 West	Options(1)	--
West Valley City, Utah 84128

Directors:
Iehab J. Hawatmeh	--SEE ABOVE--

Fadi Nora	Common stock	225,476,100	7.2%
	Options(2)	--

Kathryn Hollinger	Common stock	39,335,853	1.3%
	Options(3)	--

All Executive Officers and Directors as a Group (3 persons):	Common Stock	566,345,830	18.8%
	Total	566,345,830	18.8%

_______________

(1)   Excludes options to purchase up to 30,000,000 shares that have been accrued for services provided during 2008, 2009, 2010, 2011, and 2012.  These options can be exercised any time upon issuance at exercise prices ranging between $0.001 and $0.016 per share.

(2)   Excludes options to purchase up to 12,000,000 shares that have been accrued for services provided during 2008, 2009, 2010, 2011, and 2012.  These options can be exercised any time upon issuance at exercise prices ranging between $0.001 and $0.016 per share.

(3)   Excludes options to purchase up to 4,000,000 shares that have been accrued for services provided during 2011 and 2012.  These options can be exercised any time upon issuance at an exercise prices ranging from $0.0007 and $0.0021 per share.

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

Equity Compensation Plan

The following table sets forth information regarding our equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under our stock plans at December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	3,600,000	$0.0123	275,800,000
Total	3,600,000		275,800,000

All of these options are vested, have a weighted-average exercise price of $0.0123, and expired January 10, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Transactions Involving Officers, Directors, and Stockholders

In 2007, we appointed Fadi Nora to our board of directors.  In addition to compensation we normally pay to non-employee members of our board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by us directly through Mr. Nora’s efforts.  As of December 31, 2012 and 2011, we owed $60,321 and $52,403 under this arrangement.  Mr. Nora has loaned us various amounts through cash contributed and expenses paid on our behalf.  During the years ended December 31, 2012 and 2011 Mr. Nora received cash payments totaling $239,500 and $172,000 from us to pay his personal credit card for expenses paid on our behalf.  As of December 31, 2012 and 2011, we still owed Mr. Nora $1,040,829 and $1,299,829 in the form of unsecured advances, respectively.  These advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee.  The borrowing fees were waived by Mr. Nora on these loans.  In addition, we owed Mr. Nora $448,719 and $1,208,756 in accrued liabilities as of December 31, 2012 and 2011, for selling, general, and administrative expenses that were paid for by Mr. Nora on a personal credit card.

We have agreed to issue 2,400,000 options each year to Mr. Nora as compensation for services provided as our director.  The terms of the director agreement requires us to grant to Mr. Nora options to purchase 2,400,000 shares of our stock each year, with the exercise price of the options being the market price of our common stock as of the grant date.  During the year ended December 31, 2012, we accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $2,341, using the following assumptions: estimated five-year term, estimated volatility of 200.04, and a discount rate of 0.34%.  During the year ended December 31, 2011, we accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $4,747, using the following assumptions: estimated five-year term, estimated volatility of 167.47, and a discount rate of 2.02%.

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000.  The note was due on demand after May 2008.  During the years ended December 31, 2012 and 2011, we accrued interest expense of $18,270 and $15,040, respectively.  At December 31, 2012 and 2011, the principal amount owing on the note was $151,833 and $151,833, respectively.  On March 31, 2008, we issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing between 10% and 12% per annum.  During 2012 and 2011, we made no payments towards the outstanding notes.  The principal balance owing on the promissory notes as of December 31, 2012 and 2011, totaled $72,465 and $72,465, respectively.  At December 31, 2012 and 2011, the accrued interest on the notes was $31,530 and $23,704, respectively.

On April 2, 2009, Iehab Hawatmeh, our president, and Fadi Nora, our director, borrowed from a third party a total of $890,000 in the form of four short-term promissory notes, which they personally guaranteed.  Since the loans were used to pay our obligations, we have assumed full responsibility for the notes.  Two of the notes were for a term of 60 days, with a 60-day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days.  Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes.  During 2012, two of the notes with a combined balance of $411,912 were converted from short-term advances to a notes payable on CirTran’s books, with the intent to convert the liability to membership interest in Play Beverages, LLC, a consolidated variable interest entity. As of December 31, 2012 and 2011, we showed the balances of $270,000 and $681,912, respectively, as part of short-term advances payable on the balance sheet.  As of December 31, 2012, the two remaining notes were in default and are accruing interest at the default rate of 36% per year.

We have agreed to issue 6,000,000 options each year to Iehab Hawatmeh, our president, as compensation for services provided as our officer.  The terms of his employment agreement require us to grant to him options to purchase 6,000,000 shares of our common stock each year, with the exercise price to equal the market price of our common stock as of the grant date.  During the years ended December 31, 2012, we accrued for 6,000,000 stock options relating to this employee agreement.  The fair market value of the options was $5,852, using the following assumptions: estimated five-year term, estimated volatility of 200.04, and a discount rate of 0.34%.  During the year ended December 31, 2011, we accrued for 6,000,000 stock options relating to this employee agreement.  The fair market value of the options was $11,868, using the following assumptions: estimated five-year term, estimated volatility of 167.47, and a discount rate of 2.02%.

As of December 31, 2012 and 2011, we owed Iehab Hawatmeh, our president, a total of $115,558 and $179,102, respectively, in unsecured advances and 30,000,000 and 24,000,000 stock options with an aggregated value at time of grant of $154,547 and $148,695, respectively.  The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee, which was waived by Mr. Hawatmeh on these loans.

On January 24, 2011, we entered into a forbearance agreement with YA Global, including a confession of judgment in its favor.  In connection with that forbearance agreement, Iehab Hawatmeh, our president, agreed to guarantee such indebtedness on the occurrence of any triggering event, namely breach by Mr. Hawatmeh of his guaranty or the occurrence, while Mr. Hawatmeh is president, of fraud, intentional misrepresentation, or willful misconduct in any loan document or SEC filing, filing a voluntary receivership, the sale of our assets other than in the ordinary course of business, the payment of unbudgeted expenses, unauthorized payments to affiliates, and certain other matters.  Such guarantee was secured by a pledge of one-half of his equity interest in Play Beverages, LLC.  Mr. Hawatmeh continued his guaranty in connection with the March 22, 2012, forbearance agreement with YA Global, dated as of March 1, 2012, in which we ratified our previous obligations under the debentures and agreed to pay the debentures under a payment plan.  In addition to the above minimum payments to YA Global, we were required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation, and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided  that such excess cash flow payments did not exceed $50,000 in March 2012 and $25,000 per month in April through September 2012.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees for Fiscal Years 2012 and 2011

The aggregate fees billed to us by Hansen Barnett & Maxwell, P.C., our independent registered public accounting firm and auditor for the fiscal year 2011, and Sadler Gibb & Associates, LLC, our independent registered public accounting firm and auditor for the fiscal year 2012, for the fiscal years ended December 31, 2012 and 2011, are as follows:

	December 31, 2012	December 31, 2011

Audit Fees(1)	$99,729	$156,838

Audit-Related Fees	--	--

Tax Fees(2)	1,062	10,393

All Other Fees	--	--
Total Fees	$100,791	$167,231

_______________

(1)   Audit fees consist of the audit of our annual financial statements included in our Annual Report on Form 10-K for our 2012 and 2011 fiscal years and review of interim financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed July 17, 2000.
3.2	Amended and Restated Bylaws	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011.
3.3	Articles of Amendment to Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011.
Item 10.	Material Contracts
10.1	Securities Purchase Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.2	Form of 5% Convertible Debenture, due December 31, 2007, issued by CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.3	Investor Registration Rights Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.4	Security Agreement between CirTran Corporation and Highgate House Funds, Ltd., dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.5	Escrow Agreement between CirTran Corporation, Highgate House Funds, Ltd., and David Gonzalez dated as of May 26, 2005	Incorporated by reference from our Current Report on Form 8-K filed June 3, 2005.
10.6	Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of June 15, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (No. 333-128549) filed June 21, 2006.
10.7	Amendment No. 1 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of June 15, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (No. 333-128549) filed June 21, 2006.
10.8	Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of May 24, 2006	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.9	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.10	Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.11	Warrant for 5,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.12	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed May 30, 2006.
10.13	Asset Purchase Agreement, dated as of June 6, 2006, by and between Advanced Beauty Solutions, LLC, and CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed June 13, 2006.
10.14	Securities Purchase Agreement between CirTran Corporation and ANAHOP, Inc., dated as of June 30, 2006	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.15	Warrant for 20,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.16	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.15, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.17	Warrant for 10,000,000 shares of CirTran Common Stock, exercisable at $0.25, issued to Fadi Nora	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.18	Warrant for 23,000,000 shares of CirTran Common Stock, exercisable at $0.50, issued to Albert Hagar	Incorporated by reference from our Current Report on Form 8-K filed July 6, 2006.
10.19	Lockdown Agreement by and between CirTran Corporation and Cornell Capital Partners, LP, dated as of July 20, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed July 27, 2006.
10.20	Lockdown Agreement by and among CirTran Corporation and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of July 20, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed July 27, 2006.
10.21	Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Highgate House Funds, Ltd., dated as of August 10, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed August 10, 2006.
10.22	Amendment No. 2 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated as of August 10, 2006	Incorporated by reference from our Registration Statement on Form SB-2/A (File No. 333-128549) filed August 10, 2006.
10.23	Amended Lock Down Agreement by and among the Company and ANAHOP, Inc., Albert Hagar, and Fadi Nora, dated as of November 15, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.
10.24	Amended Lock Down Agreement by and between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.
10.25	Amendment to Debenture and Registration Rights Agreement between the Company and Cornell Capital Partners, L.P., dated as of October 30, 2006	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 20, 2006.
10.26	Amendment Number 2 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007	Incorporated by reference from our Current Report on Form 8-K filed January 19, 2007.
10.27	Amendment Number 4 to Investor Registration Rights Agreement, between CirTran Corporation and Cornell Capital Partners, LP, dated January 12, 2007	Incorporated by reference from our Current Report on Form 8-K filed January 19, 2007.
10.28	Amendment to Employment Agreement for Iehab Hawatmeh, dated January 1, 2007	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006, filed April 17, 2007.
10.29	Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC, dated April 16, 2007	Incorporated by reference from our Current Report on Form 8-K filed April 20, 2007.
10.30	Triple Net Lease between CirTran Corporation and Don L. Buehner, dated as of May 4, 2007	Incorporated by reference from our Current Report on Form 8-K filed May 10, 2007.
10.31	Commercial Real Estate Purchase Contract between Don L. Buehner and PFE Properties, L.L.C., dated as of May 4, 2007	Incorporated by reference from our Current Report on Form 8-K filed May 10, 2007.
10.32	Exclusive Manufacturing, Marketing, and Distribution Agreement, dated as of May 25, 2007	Incorporated by reference from our Current Report on Form 8-K filed June 1, 2007.
10.33	Amendment Number 3 to Amended and Restated Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P.	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.
10.34	Amendment Number 6 to Investor Registration Rights Agreement, between CirTran Corporation and YA Global Investments, L.P.	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.
10.35	Agreement between and among CirTran Corporation, YA Global Investments, L.P., and Highgate House Funds, LTD	Incorporated by reference from our Current Report on Form 8-K filed February 12, 2008.
10.36	Promissory Note	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.
10.37	Form of Warrant	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.
10.38	Subscription Agreement between the Company and Haya Enterprises, LLC	Incorporated by reference from our Current Report on Form 8-K filed March 5, 2008.
10.39	Amended and Restated Forbearance Agreement, with exhibits, including form of Warrant	Incorporated by reference from our Current Report on Form 8-K filed January 28, 2011.
10.40	Forbearance Agreement, including exhibits, with YA Global Investments, L.P. dated as of March 1 2012, and entered into on March 22, 2012	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2012.
10.41	Forbearance Agreement, including exhibits, with Advanced Beauty Solutions, LLC, dated as of March 1, 2012, and entered into on March 22, 2012	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2012.
10.42	Employment Agreement with Iehab Hawatmeh dated August 1, 2009	Incorporated by reference from our Annual Report on Form 10-K/A (Amendment No. 1) filed April 30, 2012.
10.43	Asset Purchase Agreement dated August 20, 2012, among CirTran Beverage Corp., Play Beverages, LLC, and PB Energy Corporation (exhibits attached as Exhibits 10.44 and 10.45)	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012.
10.44	Revenue Sharing Agreement dated August 20, 2012, between CirTran Beverage Corp., and PB Energy Corporation—Exhibit A to Asset Purchase Agreement, Exhibit 10.43	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012.
10.45	Form of Satisfaction and Release between CirTran Beverage Corp. and certain creditors—Exhibit B to Asset Purchase Agreement, Exhibit 10.43	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012.
10.46	Settlement Agreement dated August 20, 2012, among Play Beverages, LLC, CirTran Beverage Corp., and CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed September 10, 2012.
10.47	Ratification Agreement with YA Global Investments, L.P., dated February 22, 2013	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2013.
10.48	Amended, Restated, and Consolidated Secured Convertible Debenture payable to YA Global Investments, L.P., with an original issuance date as of December 31, 2007	Incorporated by reference from our Current Report on Form 8-K filed March 27, 2013.
10.49	CirTran Corporation 2012 Incentive Plan	Incorporated by reference from our Registration Statement on Form S-8 filed June 1, 2012.

Item 21.	Subsidiaries of the Registrant
21.01	Schedule of subsidiaries	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2010, filed April 11, 2011.
Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.
Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 16, 2013.
Item 101.	Interactive Data
101	Interactive Data files	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2012, filed April 16, 2013.

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

CirTran Corporation

Date: April 30, 2013	By:	/s/Iehab Hawatmeh
Iehab J. Hawatmeh
President
Principal Executive Officer