Form 10-Q
period 2013-03-31
CIRTRAN CORP
filed 2013-05-20
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 20, 2013, issuer had 3,240,165,910 outstanding shares of common stock, par value $0.001.

CIRTRAN CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,721	$7,883
Trade accounts receivable, net of allowance for doubtful
accounts of $832,093 and $832,093, respectively	83,285	162,468
Inventory, net of reserve of $2,256,223 and $2,256,399 , respectively	9,860	98,343
Other	81,115	7,866
Total current assets	184,981	276,560

Investment in securities, at cost	300,000	300,000
Long-term receivable, net of allowance of $1,582,895	-	-
Property and equipment, net	70,896	86,034
Other assets, net	109,774	224,488

Total assets	$665,651	$887,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks written in excess of bank balance	$8,925	$17,118
Accounts payable	4,629,852	4,681,114
Related-party payable	1,017,368	955,656
Short-term advances payable	3,146,912	3,088,945
Accrued liabilities	2,454,257	2,445,167
Accrued payroll and compensation expense	2,698,604	2,599,533
Accrued interest	2,313,669	2,417,834
Deferred revenue	2,593,750	2,984,119
Derivative liability	458,475	829,090
Convertible debenture	3,007,228	3,132,855
Refundable customer deposits	200,000	200,201
Current maturities of long-term debt	281,585	236,585
Current liabilities to non-controlling interest holders	2,683,134	2,570,000
Note payable to stockholders and members	401,833	576,833
Total current liabilities	25,895,592	26,735,050

Total liabilities	25,895,592	26,735,050

Stockholders' deficit
CirTran Corporation stockholders' deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares;
issued and outstanding shares: 3,156,415,910 and 2,541,502,289	3,156,416	2,541,502
Additional paid-in capital	29,887,417	29,451,824
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(48,620,372)	(48,514,796)
Total CirTran Corporation and subsidiaries stockholders' deficit	(15,593,539)	(16,538,470)
Non-controlling interest	(9,636,402)	(9,309,498)
Total stockholders' deficit	(25,229,941)	(25,847,968)

Total liabilities and stockholders' deficit	$665,651	$887,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,

	2013	2012

Net sales	$868,152	$618,700
Cost of sales	(234,515)	(238,150)
Royalty Expense	(37,494)	(521,004)

Gross profit	596,143	(140,454)

Operating expenses
Selling, general and administrative expenses	833,452	738,479
Non-cash compensation expense	29,872	19,897
Total operating expenses	863,324	758,376

Loss from operations	(267,181)	(898,830)

Other income (expense)
Interest expense	(209,495)	(255,661)
Gain on settlement of debt	38,352	-
Gain on derivative valuation	5,844	(133,605)
Total other expense, net	(165,299)	(389,266)

Net loss	(432,480)	(1,288,096)

Net loss attributable to non-controlling interest	326,904	153,970

Net loss attributable to CirTran Corporation and subsidiaries	$(105,576)	$(1,134,126)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted-average
common shares outstanding	2,864,128,141	1,827,524,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2013	2012

Cash flows from operating activities
Net loss	$(432,480)	$(1,288,096)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	15,138	27,509
Inventory reserves	(176)	-
Non-cash compensation expense	-	19,897
Gain on derivative valuation	5,844	133,605
Gain on settlement of debt	38,352	-
Loan fees	-	5,000
Changes in assets and liabilities:
Trade accounts receivable	79,183	(30,314)
Inventory	88,659	186,593
Other current assets	(73,249)	(32,494)
Other assets	114,714	(39,028)
Accounts payable	(51,262)	530,976
Related-party payable	61,712	66,118
Accrued liabilities	56,059	516,341
Accrued payroll and compensation expense	149,071	-
Refundable customer deposits	(201)	-
Accrued interest	184,986	-
Deferred revenue	(390,369)	(68,765)
Net cash provided by (used in) operating activities	(154,019)	27,342

Cash flows from financing activities
Proceeds from notes payable	-	25,000
Checks written in excess of bank balance	(8,194)	(118,130)
Proceeds from non-controlling interest	113,134	15,000
Proceeds from short-term advances	117,365	1,000
Payments on convertible debenture accrued interest	(26,854)	-
Payments on short-term advances	(38,599)	(99,000)
Net cash provided by (used in) financing activities	156,852	(176,130)

Net increase (decrease) in cash and cash equivalents	2,833	(148,788)
Cash and cash equivalents at beginning of period	7,883	173,780

Cash and cash equivalents at end of period	$10,716	$24,992

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,851	$-

Noncash investing and financing activities:
Debt and accrued liabilities converted to equity	$1,050,508	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the “Company”).  These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2013.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company had a net loss of $432,480 and of $1,288,096 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, the Company had an accumulated deficit of $48,620,372.  In addition, the Company used cash in operations in the amount of $154,019 during the three months ended March 31, 2013 and provided cash from operations in the amount of $27,342 during the three months ended March 31, 2012.  The Company also had a negative working capital balance of $25,710,611 as of March 31, 2013, and $26,458,490 as of December 31, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue energy drink distribution, its principal source of revenue, is subject to interruption or termination because of ongoing disputes respecting the status of the Play Beverages, LLC, or PlayBev license to market Playboy-licensed energy drinks. The Company is continuing its suit against Playboy Enterprises, Inc., or Playboy in Illinois in an effort to enjoin Playboy’s termination of the license so the Company will be able to continue its beverage distribution segment. If the Playboy licensing dispute is not resolved satisfactorily through a negotiated settlement or litigation in such proceeding, PlayBev would be required to terminate its beverage distribution activities, which are currently the source of the Company’s principal revenues. Such termination may require the Company to cease its activities and seek protection from creditors.

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

The Company believes that its beverage business segment has the potential to have a substantial impact on its overall business.  The Company plans to focus on the beverage business and the contract manufacturing business.  For the beverage business, the Company plans to sell existing products and develop new products under the license agreement with Playboy to a globally expanding market.  With regard to contract manufacturing, the Company’s goal is to provide customers with manufacturing solutions for both new and more mature products, as well as across product generations.

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

NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and consisted of the following:

	March 31,	December 31,
	2013	2012
Raw Materials	$1,675,341	$1,691,500
Work in Process	148,573	221,225
Finished Goods	442,169	442,017
Allowance / Reserve	(2,256,223)	(2,256,399)
Totals	$9,860	$98,343

NOTE 4 – RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders - In 2007, the Company appointed Fadi Nora to its Board of Directors.  In addition to compensation the Company normally pays to nonemployee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora’s efforts.  As of March 31, 2013, the Company owed $64,916 under this arrangement.  As of March 31, 2013, the Company owed Mr. Nora $1,040,829 in the form of unsecured advances.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by Mr. Nora on these loans.  In addition, the Company owed Mr. Nora $366,635 in accrued liabilities as of March 31, 2013, for selling, general, and administrative expenses that were paid for by Mr. Nora on a personal credit card.

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a Director of the Company.  The terms of the director agreement require the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the three months ended March 31, 2013, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $4,069, using the following assumptions: 7.0-year term, estimated volatility of 224.82%, and a discount rate of 0.0% (see also Note 10).

In 2007, the Company issued a 10% promissory note to a family member of the Company President in exchange for $300,000.  The note was due on demand after May 2008.  During the three months ended March 31, 2013, the Company made no payments towards the outstanding note.  At March 31, 2013, the principal amount owing on the note was $151,833.  On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, the Company received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum.  During the three months ended March 31, 2013, the Company made no payments towards the outstanding notes.  The principal balance owing on the promissory notes as of March 31, 2013, totaled $72,465.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes.  The Company President and the Director of the Company signed personally for the notes.  Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes.  Two of the notes were for a term of 60 days, with a 60-day grace period; a third note was for a term of 90 days; and a fourth note was for 24 days.  Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes.  At March 31, 2013, these notes comprise a portion of short-term advances payable of $3,146,911.  As of March 31, 2013, all four notes were in default and are accruing interest at the default rate of 36% per year.

The Company has agreed to issue 6,000,000 options each year to the Company President as compensation for services provided as an officer of the Company.  The terms of the employment agreement require the Company to grant to the Company President options to purchase 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the three months ended March 31, 2013, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh.  The fair market value of the options was $10,171, using the following assumptions: estimated 7.0-year term, estimated volatility of 224.82%, and a discount rate of 0.0% (see also Note 10).

As of March 31, 2013, the Company owed the Company President a total of $179,773 in short-term advances payable and 30,000,000 stock options with an aggregated fair value at time of grant of $154,537.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by the Company’s President on these loans.

Sublease - In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”), entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs.  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease was for two months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights.  Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore.  On July 1, 2011, Katana had assumed the full lease payment, and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities.  The Company recorded a rent expense of $15,000 and $15,000 for the three months ended March 31, 2013 and 2012, respectively.

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

On March 22, 2012, the Company entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the “2012 YA Global Forbearance Agreement”), in which it ratified its previous obligations under the debentures and agreed to pay the debentures under the following payment plan: $25,000 at signing the 2012 YA Global Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014 (the “Extended Termination Date”).  In addition to the above minimum payments to YA Global, the Company is required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not to exceed $50,000 in March 2012 and $25,000 per month in April through September 2012.

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

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of the Company’s common stock, until the earlier of the Company’s default under the 2012 YA Global Forbearance Agreement or the Extended Termination Date.

On February 22, 2013, the Company entered into a Ratification Agreement with YA Global (the “2013 Ratification Agreement”).  Under the 2013 Ratification Agreement, the
Company ratified the obligations under three existing Convertible Debentures dated May 26, 2005, December 30, 2005, and August 23, 2006, and agreed to amend, restate, and consolidate the obligations evidenced thereby into a Consolidated Debenture.

The 2013 Ratification Agreement also provides for a new payment schedule under the Consolidated Debenture that replaces the payment schedule that had been agreed to in a March 1, 2012, Forbearance Agreement among the parties.  Under the 2013 Ratification Agreement payment schedule, the Company is required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of the Company’s required monthly cash payment shall be reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the Consolidated Debenture.  Any amount credited against the debenture obligation in excess of $100,000 per month shall be credited against the amounts due in the next succeeding month.

During the three months ended March 31, 2013, the Company issued common stock valued at $387,836 towards the required payments.

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

Disputed Account Payable - The Company is in disagreement with its former legal counsel over charges incurred and the amount due to this provider for billed services, charges and interest expense. The Company is vigorously working with this provider to settle the outstanding balance. Management assesses the likelihood to be remote that it will not be able to settle the balance at or below the currently accrued balance.

Employment Agreements - On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company’s President.  The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000.  The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  The employment agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board.  The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company’s earnings before interest, taxes, depreciation, and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances, of all beverage products of the Company and its affiliates for the most recent fiscal year.  During the three months ended March 31, 2013 and 2012, the Company incurred $10,171 and $5,582, respectively, of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

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

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora.  The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, and a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs.  The Company has accrued $1,008,150 in compensation, which is included in related-party payables as of March 31, 2013.

Advanced Beauty Solutions, LLC - In connection with prior litigation with Advanced Beauty Solutions, or ABS, ABS claimed nonperformance by the Company and filed an adversary proceeding in its bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.  On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against the Company in the amount of $1,811,667, plus interest.  On September 11, 2009, the Bankruptcy Court denied the Company’s motion to set aside the judgment.

On September 8, 2010, the Company executed an Assignment of Copyrights, thereby assigning Copyright Registration No. TX-6-064-955, Copyright Registration No. TX-6-064-956, and Copyright to the True Ceramic Pro - Live Ops (TCPS) infomercial and related master tapes (collectively the “Copyrights”) to ABS, without reservation or exclusion, making ABS the owner of the Copyrights.

On February 23, 2011, the Company filed a Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts, requesting that the court determine that its assignment of the Copyrights resulted in full satisfaction of the ABS judgment.  On March 3, 2011, ABS brought a Motion for Order to Show Cause re Civil Contempt alleging that the Company had failed to make payments on ABS’s judgment in violation of the court’s orders.  At the hearing on April 6, 2011, the court denied the motion to declare the judgment fully satisfied and granted ABS’s motion, but did not hold the Company in civil contempt.  The court also set a hearing on the ABS Motion for the Order to Show Cause for July 8, 2011, regarding the Company’s compliance with collection orders, which the parties stipulated should be postponed until August 3, 2011.  The parties attended mediation on July 11, 2011, but no formal settlement resulted.  At the hearing in August, the court found that a basis existed to hold the Company in contempt and set an evidentiary hearing for October 6, 2011, to determine whether to issue a contempt citation.  The Company appealed the denial of its motion to declare judgment satisfied.

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

The Company entered into a forbearance agreement with ABS on March 1, 2012.  As part of that agreement, among other things, the Company agreed to a settlement amount that is to be reduced by any distribution to which the Company was entitled as a creditor of ABS. Under the ABS Forbearance Agreement the minimum amount due ABS is $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement. The Company accrued $90,000 as of December 31, 2011 and made payments of $45,000. The royalty accrual as of March 31, 2013 was $45,000.

NOTE 6 - NOTES PAYABLE

In February 2012, the Company issued an 18% interest, 90-day, $30,000 promissory note to an investor.  The principal balance included a $5,000 borrowing fee.  The promissory note along with accrued interest was converted to 32,000,000 shares of stock in January 2013.  There was no outstanding balance as of March 31, 2013.

NOTE 7 - FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet.  The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.  The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2013, and December 31, 2012, and used the Black-Scholes model prior to that.  The fair values of the derivative instruments are measured each quarter.  As of March 31, 2013, and December 31, 2012, the fair market value of the derivatives aggregated $458,475 and $829,090, respectively.

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

Liabilities measured at fair value on a recurring basis at March 31, 2013, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$458,475	$-	$458,475

Liabilities measured at fair value on a recurring basis at December 31, 2012, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$829,090	$-	$829,090

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company’s stockholders’ deficit increased by $105,576 as a result of the net loss attributable to CirTran Corporation for the three months ended March 31, 2013.  Noncontrolling interest in consolidated subsidiaries increased stockholders’ deficit by $326,904 for the three months ended March 31, 2013, due to the operating losses of the non-controlling subsidiary.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period.  Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable.  The Company had 4,313,029,000 and 4,401,029,000 in potentially issuable common shares at March 31, 2013, and December 31, 2012, respectively.  These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were antidilutive.

NOTE 10 – CAPITAL STOCK

In January 2013, YA Global Investments (formerly known as Cornell Capital Partners, LP) elected to convert debt on two occasions in the amount of $25,536 and $100,000 of their convertible debt into 125,536,000 shares of the Company’s common stock at a price of $0.001 per share.

In January 2013, three unrelated parties elected to convert debt in the amount of $32,000, $20,000, $30,000, $29,000 and $35,000 into 146,000,000 shares of the Company’s common stock at prices ranging from $0.0009 to $0.001 per share.

In January through March 2013, a related party elected to convert debt in the amount of $25,000, $25,000, $25,000 and $25,000 into 100,000,000 shares of the Company’s common stock at a price of $0.001 per share.

In January 2013, an unrelated party elected to convert debt in the amount of $28,000 and $22,100 into 20,000,000 shares of the Company’s common stock at prices ranging from $0.0017 to $0.0020 per share.

In February 2013, an unrelated party was issued 4,000,000 shares of the Company’s stock for $20,800 in debt that was settled during the year ended December 31, 2010 at a price of $0.0063 per share.

In March 2013, YA Global Investments (formerly known as Cornell Capital Partners, LP) elected to convert debt on three occasions in the amount of $100,000, $67,200, and $95,100 of their convertible debt into 219,377,621 shares of the Company’s common stock at prices ranging from $0.0011 to $0.0013 per share.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock Incentive Plans - As of March 31, 2013, a total of 316,200,000 shares of common stock had been issued from the 2012 Stock Incentive Plan, out of which a maximum of 403,000,000 can be issued.  The Company’s Board of Directors administers the plan and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, nonqualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the three months ended March 31, 2013 and 2012, the Company did not grant options to purchase shares of common stock to employees.

During the three months ended March 31, 2013, the Company did not issue any employee options.

A summary of the stock option activity under the plans as of March 31, 2013, and changes during the three months then ended is presented below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2012	3,600,000	$0.0123	0.013	$-
Granted	-	-
Exercised	-	-
Expired	(3,600,000)	0.0123		-
Outstanding at March 31, 2013	-	$-	-	$-

Exercisable at March 31, 2013	-	$-	-	$-

As of March 31, 2013, and December 31, 2012, the Company had a total of 104,800,000 and 88,000,000 options not issued but accrued, respectively.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company evaluates performance of each segment based on earnings or loss from operations.  Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Three Months Ended March 31, 2013
Sales to external customers	$ -	$ 31,132	$ -	$ 837,020	$ 868,152
Segment income (loss)	21,509	(12,454)	-	423,425	432,480
Segment assets	338,589	37,089	-	218,337	594,015
Depreciation and amortization	4,331	10,807	-	-	15,138

Three Months Ended March 31, 2012
Sales to external customers	$ -	$ 31,084	$ -	$ 587,616	$ 618,700
Segment income (loss)	(254,674)	1,923	(15)	(1,035,330)	(1,288,096)
Segment assets	380,021	148,887	-	377,105	906,013
Depreciation and amortization	5,165	22,344	-	-	27,509

NOTE 13 - GEOGRAPHIC INFORMATION

The Company currently maintains $81,276 of capitalized tooling costs in China.  All other revenue-producing assets are located in the United States of America.  Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

NOTE 14 - SUBSEQUENT EVENTS

In April 2013, the Company entered into a Settlement Agreement and Mutual Release with LIB-MP.  Under the settlement and release agreement, the parties exchanged mutual general releases without the payment by any party of any amounts to any other.  Accordingly, the Company was relieved of approximately $1.4 million in amounts due LIB-MP without any payment.

In April 2013, the Company issued 20,000,000 shares of common stock at $0.001 per share to settle debt to a vendor of $20,000 and 33,750,000 shares of common stock at $0.0008 per share to settle debt to a related party of $33,750.

On April 15, 2013, the Company issued 30,000,000 shares of common stock to settle an amount owed of $27,000 to a creditor for services already provided.

These financial statements considered subsequent events through May 20, 2013, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Beverage Distribution (96% and 95% of total revenue during three months ended March 31, 2013 and 2012, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.

Contract Manufacturing (4% and 5% of total revenue during the three months ended March 31, 2013 and 2012, respectively)

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets.

Marketing and Media (no revenues during the three months ended March 31, 2013 and 2012, respectively)

CirTran Online sells products via the Internet and provides services and support to Internet retailers.

CirTran Media provides end-to-end services to the direct-response and entertainment industries.

Electronics Assembly (no revenues during the three months ended March 31, 2013 and 2012, respectively)

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Sales and Cost of Sales

Net sales increased to $868,152 for the three months ended March 31, 2013, as compared to $618,700 for the three months ended March 31, 2012.  The increase is primarily attributable to our ability to manage the disruption we experienced in 2012 and into 2013 with the unexpected bankruptcy proceedings initiated against PlayBev, the continuing uncertainty created by Playboy in relation to the interference with our beverage distributors, and defending against numerous lawsuits.  Disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks resulted in lower revenues in 2011 that we struggled to improve in 2012 and into 2013.

Cost of sales, including royalty expense, as a percentage of sales, decreased to 31% from 123% for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, respectively.  Consequently, the gross profit margin increased to 69% from 23%, for the three months ended March 31, 2013 and 2012, respectively.  The increase in gross profit margin is attributable to an increase in revenues from royalty agreements that have an overall lower cost.

The following charts present comparisons of sales, cost of sales, and gross profits generated by our two operating segments, beverage distribution and contract manufacturing during the three months ended March 31, 2013 and 2012:

Three Months Ended March 31:
Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2013	$ 837,020	$ 234,414	$ 37,494	$ 565,112
	2012	587,616	238,150	521,004	(171,538)
Contract Manufacturing	2013	31,132	101	-	31,031
	2012	31,084	-	-	31,084

Selling, General, and Administrative Expenses

During the three months ended March 31, 2013, selling, general, and administrative expenses increased by $94,973 to $833,452 from $738,479 for the same period during 2012.  The increase in selling, general, and administrative expenses was driven primarily by an increase in legal fees of $139,456, a decrease of salaries expenses of $129,136, an increase in consulting expense of $78,032, a increase in manager fees of $60,000, a decrease of travel and entertainment expenses of $6,805, a decrease in sales commission expense of $34,401, a decrease in outside contract services expense of $20,919, and a increase in accounting fees of $17,972.

Noncash Compensation Expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $29,872 for the three months ended March 31, 2013, as compared to $26,001 for the three months ended March 31, 2012, as a result of the employee stock options accrued for per the respective employment agreements.

Other Income and Expense

Interest expense recorded in the Condensed Consolidated Statements of Operations combines both accretion expense and interest expense.  The combined interest expense for the three months ended March 31, 2013, was $209,495, as compared to $255,661 for the three months ended March 31, 2012, a decrease of 18%.  The decrease in the combined interest expense was driven by the reduction in accretion expense recorded for the three months ended March 31, 2013.

We recorded a gain of $5,844 on our derivative valuation for the three months ended March 31, 2013, as compared to a gain of $133,605 recorded for the three months ended March 31, 2012.  The swing in the derivative valuation is primarily the result of the change in estimating the fair value of convertible debentures and associated warrants from using the Black-Scholes model to a multinomial lattice model, together with the varying market values of our common stock.

We recorded a gain of $38,352 on our settlement of debt for the three months ended March 31, 2013.  This was a result of settling payable, accrued liabilities and debt for equity.  See Note 14 – Capital Stock in the notes to the unaudited financial statements above for more details.

As a result of these factors, our overall net loss decreased to $432,480 for the three months ended March 31, 2013, as compared to net loss of $1,288,096 for the three months ended March 31, 2012.  The net loss attributable to us was $105,576 for the three months ended March 31, 2013, and a net loss of $326,904 was attributable to a noncontrolling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues.  Our accumulated deficit was $48,620,372 at March 31, 2013, and $48,514,796 at December 31, 2012.  Our current liabilities exceeded our current assets by $25,710,611 as of March 31, 2013, and by $26,458,490 as of December 31, 2012.

Cash

The amount of cash used in operating activities during the three months ended March 31, 2013, increased by $181,361, driven primarily by deferred revenue. The amount of cash provided by financing activities during the three months ended March 31, 2013, increased by $332,982, driven primarily from conversion of debt to equity.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $79,183 during the three months ended March 31, 2013.  We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.  We eliminate the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a variable interest entity.

Accounts Payable and Accrued Liabilities

During the three months ended March 31, 2013, accounts payable, accrued liabilities, advances payable, interest payable, and short-term debt increased by $72,413 to a combined balance of $16,260,662 as of March 31, 2013.  The increase includes an increase of $9,090 in accrued liabilities, a $104,165 decrease in interest payable, an increase of $99,071 in accrued payroll and compensation, and a $51,262 decrease in accounts payable.  The increase in accounts payable activity is a result of continued PlayBev-related services performed during the year for beverage development, distribution, marketing, and legal services.  At March 31, 2013, we owed $3,146,912 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues.   We had an accumulated deficit of $48,620,372 along with a total stockholders’ deficit of $15,593,539 at March 31, 2013.  During the three months ended March 31, 2013, we used net cash of $154,109.   During the three months ended March 31, 2012, we provided $27,342 in cash in operations.  During the three months ended March 31, 2013, our monthly operating costs and interest expense averaged approximately $357,000 per month.

In conjunction with our efforts to improve our results of operations, we are also actively seeking infusions of capital from investors and are seeking sources to repay our existing convertible debentures.  In our current financial condition and with ongoing activities substantially dependent on the outcome of the Playboy litigation, it is unlikely that we will be able to obtain additional debt financing.  Even if we did acquire additional debt, we would be required to devote additional cash flow to servicing the debt and securing the debt with assets.  Accordingly, we are looking to obtain equity financing to meet our anticipated capital needs.  We cannot assure that we will be successful in obtaining such capital.  If we issue additional shares for debt and/or equity, this will dilute the value of our common stock and existing shareholders’ positions.

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

In the 2011 YA Forbearance Agreement, we ratified our previous obligations under the debentures; provided the guaranty of our president, Iehab Hawatmeh, secured by one-half of his interest in PlayBev; provided a confession of judgment in litigation by YA Global against Katana, to which we had transferred certain collateral pledged to YA Global; and issued a new warrant to purchase 25,000,000 shares of our common stock at an exercise price of $0.02 per share, expiring December 2015.

Additionally, we agreed to pay the debentures, $225,000 at signing the 2011 YA Forbearance Agreement ($75,000 to be applied to transaction costs), $75,000 per month for February through April 2011, $200,000 per month for May through December 2011, and the balance on December 31, 2011 (the “2011 Termination Date”).

We had the right, subject to the consent of YA Global, to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares being equal to 85% of the lowest closing bid price of our common stock during the 10 trading days prior to the payment date.  The amount applied as a payment on the note and accrued interest would be adjusted to the value of the actual proceeds from the sale of the stock.

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

Default and 2012 YA Global Forbearance Agreement

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

On March 22, 2012, we entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the “2012 YA Global Forbearance Agreement”), in which we ratified our previous obligations under the debentures and agreed to pay the debentures, $25,000 at signing the 2012 YA Global Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014 (the “Extended Termination Date”).  In addition to the above minimum payments to YA Global, we were required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments did not exceed $50,000 in March 2012 and $25,00 per month in April 2012 and thereafter, until the balance was paid.

We continued to have the right, subject to the consent of YA Global, to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares being equal to the lowest closing bid price of our common stock during the 20 trading days prior to the payment date.  The amount applied as a payment on the note and accrued interest would be adjusted to the value of the actual proceeds from the sale of the stock.

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of our common stock, until the earlier of our default under the 2012 YA Global Forbearance Agreement or the Extended Termination Date.

On February 22, 2013, we entered into a Ratification Agreement with YA Global (the “2013 Ratification Agreement”).  Under the 2013 Ratification Agreement, we ratified the obligations under three existing Convertible Debentures dated May 26, 2005, December 30, 2005, and August 23, 2006, and agreed to amend, restate, and consolidate the obligations evidenced thereby into a Consolidated Debenture.

The 2013 Ratification Agreement also provides for a new payment schedule under the Consolidated Debenture that replaces the payment schedule that had been agreed to in the 2012, YA Global Forbearance Agreement among the parties.  Under the 2013 Ratification Agreement payment schedule, we are required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of our required monthly cash payment shall be reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the Consolidated Debenture.  Any amount credited against the debenture obligation in excess of $100,000 per month shall be credited against the amounts due in the next succeeding month.

During the three months ended March 31, 2013, we issued common stock valued at $387,836 towards the required payments.

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

Financial Instruments with Derivative Features - We do not hold or issue derivative instruments for trading purposes. However, we have financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives using the Multinomial Lattice model. The fair value of the derivative instruments is measured each quarter, with the change recorded in earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013.  Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at March 31, 2013, due to the fact that the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, had not been remediated as of March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION
(Registrant)

Date: May 20, 2013	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)