Form 10-Q
period 2013-06-30
CIRTRAN CORP
filed 2013-08-16
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 16, 2013, issuer had 4,020,491,910 outstanding shares of common stock, par value $0.001.

CIRTRAN CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46,066	$7,883
Trade accounts receivable, net of allowance for doubtful
accounts of $832,093 and $832,093, respectively	407,772	162,468
Inventory, net of reserve of $2,255,795 and $2,256,399, respectively	52,584	98,343
Other	281,036	7,866
Total current assets	787,458	276,560

Investment in securities, at cost	300,000	300,000
Long-term receivable, net of allowance of $1,582,895	-	-
Property and equipment, net	59,036	86,034
Other assets	128,986	224,488

Total assets	$1,275,480	$887,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks written in excess of bank balance	$-	$17,118
Accounts payable	4,635,523	4,681,114
Related-party payable	1,077,914	955,656
Short-term advances payable	2,892,814	3,088,945
Accrued liabilities	1,697,485	2,445,167
Accrued payroll and compensation expense	2,823,867	2,599,533
Accrued interest	1,834,768	2,417,834
Deferred revenue	3,004,850	2,984,119
Derivative liability	360,340	829,090
Convertible debenture	2,699,228	3,132,855
Refundable customer deposits	200,000	200,201
Current maturities of long-term debt	247,835	236,585
Current liabilities to non-controlling interest holders	2,849,079	2,570,000
Note payable to stockholders and members	251,833	576,833
Total current liabilities	24,575,536	26,735,050

Total liabilities	24,575,536	26,735,050

Stockholders' deficit
CirTran Corporation stockholders' deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares;
issued and outstanding shares: 3,686,791,910 and 2,541,502,289	3,686,792	2,541,502
Additional paid-in capital	29,591,580	29,451,824
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(48,089,198)	(48,514,796)
Total CirTran Corporation and subsidiaries stockholders' deficit	(14,827,826)	(16,538,470)
Non-controlling interest	(8,472,230)	(9,309,498)
Total stockholders' deficit	(23,300,056)	(25,847,968)

Total liabilities and stockholders' deficit	$1,275,480	$887,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,

	2013	2012	2013	2012

Net sales	$1,096,691	$315,755	$1,964,843	$934,455
Cost of sales	(195,953)	(8,814)	(430,468)	(246,964)
Royalty expense	-	(5,011)	(37,494)	(526,015)

Gross profit	900,738	301,930	1,496,881	161,476

Operating expenses
Selling, general and administrative expenses	818,704	672,868	1,652,156	1,411,347
Non-cash compensation expense	1,000	19,183	30,872	39,080
Total operating expenses	819,704	692,051	1,683,028	1,450,427

Income (loss) from operations	81,034	(390,121)	(186,147)	(1,288,951)

Other income (expense)
Interest expense	(156,115)	(282,441)	(365,610)	(538,102)
Gain on settlement of debt	1,405,205	-	1,443,557	-
Gain (loss) on derivative valuation	365,222	(32,925)	371,066	(166,530)
Total other income (expense), net	1,614,312	(315,366)	1,449,013	(704,632)

Net income (loss)	1,695,346	(705,487)	1,262,866	(1,993,583)

Net loss (income) attributable to non-controlling interest	(1,164,172)	115,970	(837,268)	269,940

Net income (loss) attributable to CirTran Corporation and subsidiaries	$531,174	$(589,517)	$425,598	$(1,723,643)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)
Basic and diluted weighted-average
common shares outstanding	3,393,814,977	1,881,061,840	3,122,082,670	1,863,764,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2013	2012

Cash flows from operating activities
Net income (loss)	$1,262,866	$(1,993,583)
Adjustments to reconcile net income (loss) to net
cash provided (used) in operating activities:
Depreciation and amortization	26,998	49,845
Inventory reserves	(604)	-
Issuance of warrants and settlements	-	39,183
Change in valuation of derivative	(371,066)	166,531
Current liabilities to non-controlling interest holders	-	181,090
Gain on settlement of debt	(1,443,557)	-
Non-cash compensation expense	30,872	39,080
Changes in assets and liabilities:
Trade accounts receivable	(245,304)	(128,233)
Inventory	46,363	173,359
Other current assets	(273,170)	19,607
Other assets	95,502	(19,259)
Accounts payable	18,509	516,087
Related-party payable	122,258	66,118
Accrued liabilities	90,808	(85,394)
Accrued payroll and compensation expense	242,334	-
Refundable customer deposits	(201)	-
Accrued interest	392,609	-
Deferred revenue	20,731	975,038
Net cash provided by (used in) operating activities	15,948	(531)

Cash flows from financing activities
Proceeds from notes payable	-	25,000
Checks written in excess of bank balance	(17,118)	(158,149)
Proceeds from non-controlling interest	279,079	-
Proceeds from short-term advances	243,057	206,700
Payments on convertible debenture accrued interest	(64,395)	(100,000)
Payments on short-term advances	(418,388)	(146,800)
Net cash provided by (used in) financing activities	22,235	(173,249)

Net increase (decrease) in cash and cash equivalents	38,183	(173,780)
Cash and cash equivalents at beginning of period	7,883	173,780

Cash and cash equivalents at end of period	$46,066	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$64,395	$100,000

Noncash investing and financing activities:
Debt and accrued liabilities converted to equity	$1,204,362	$55,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the “Company”).  These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2013.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company had a net income of $1,262,866 and a net loss of $1,993,583 for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, the Company had an accumulated deficit of $48,089,198.  In addition, the Company provided cash by operations in the amount of $15,948 during the six months ended June 30, 2013, and used cash in operations in the amount of $531 during the six months ended June 30, 2012.  The Company also had a negative working capital balance of $23,788,078 as of June 30, 2013, and $26,458,490 as of December 31, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue energy drink distribution, its principal source of revenue, is subject to interruption or termination because of ongoing disputes respecting the status of the Play Beverages, LLC, or PlayBev, license to market Playboy-licensed energy drinks.  The Company is continuing its suit against Playboy Enterprises, Inc., or Playboy, in Illinois in an effort to enjoin Playboy’s termination of the license so the Company will be able to continue its beverage distribution segment.  If the Playboy licensing dispute is not resolved satisfactorily through a negotiated settlement or litigation in such proceeding, PlayBev would be required to terminate its beverage distribution activities, which are currently the principal source of the Company’s revenues.  Such termination may require the Company to cease its activities and seek protection from creditors.

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

NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and consisted of the following:

	June 30,	December 31,
	2013	2012
Raw Materials	$1,674,500	$1,691,500
Work in Process	169,391	221,225
Finished Goods	464,488	442,017
Allowance / Reserve	(2,255,795)	(2,256,399)
Totals	$52,584	$98,343

NOTE 4 – RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders - In 2007, the Company appointed Fadi Nora to its Board of Directors.  In addition to compensation the Company normally pays to nonemployee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora’s efforts.  As of June 30, 2013, the Company owed $65,967 under this arrangement.  As of June 30, 2013, the Company owed Mr. Nora $1,034,929 in the form of unsecured advances.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by Mr. Nora on these loans.  In addition, the Company owed Mr. Nora $321,982 in accrued liabilities as of June 30, 2013, for selling, general, and administrative expenses that were paid for by Mr. Nora on a personal credit card.

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a Director of the Company.  The terms of the director agreement require the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the six months ended June 30, 2013, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $4,069, using the following assumptions: 7.0-year term, estimated volatility of 224.82%, and a discount rate of 0.0% (see also Note 11).

In 2007, the Company issued a 10% promissory note to a family member of the Company President in exchange for $300,000.  The note was due on demand after May 2008.  During the six months ended June 30, 2013, the Company made no payments towards the outstanding note.  At June 30, 2013, the principal amount owing on the note was $151,833.  On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, the Company received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum.  During the six months ended June 30, 2013, the Company made no payments towards the outstanding notes.  The principal balance owing on the promissory notes as of June 30, 2013, totaled $72,465.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes.  The Company President and the Director of the Company signed personally for the notes.  Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes.  Two of the notes were for a term of 60 days, with a 60-day grace period; a third note was for a term of 90 days; and a fourth note was for 24 days.  Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes.  At June 30, 2013, two of the notes had a combined remaining balance of $270,000 and comprised a portion of short-term advances payable of $2,892,814.  As of June 30, 2013, these notes were in default and are accruing interest at the default rate of 36% per year.

The Company has agreed to issue 6,000,000 options each year to the Company President as compensation for services provided as an officer of the Company.  The terms of the employment agreement require the Company to grant to the Company President options to purchase 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the six months ended June 30, 2013, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh.  The fair market value of the options was $10,171, using the following assumptions: estimated 7.0-year term, estimated volatility of 224.82%, and a discount rate of 0.0% (see also Note 11).

As of June 30, 2013, the Company owed the Company President a total of $88,564 in short-term advances payable and 36,000,000 stock options with an aggregated fair value at time of grant of $154,537.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by the Company’s President on these loans.

Sublease - In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”), entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs.  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease was for two months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights.  Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore.  On July 1, 2011, Katana had assumed the full lease payment, and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities.  The Company recorded a rent expense of $30,000 and $15,000 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims - In the ordinary course of business, the Company and its subsidiaries are from time to time defendants in or parties to pending and threatened legal actions and proceedings.  In certain of these actions and proceedings, claims are asserted against the Company and its subsidiaries.

In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state with confidence what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss related to each pending matter may be.  Based on current knowledge, management does not believe that liabilities, if any, arising from pending litigation or regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company, but may be material to the Company's operating results for any particular reporting period.

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

Previously, YA Global agreed to extensions of the filing deadlines inherent in the terms of the convertible debentures mentioned above.  On January 24, 2011, the Company and YA Global entered into a forbearance agreement related to the convertible debentures issued by the Company to YA Global or its predecessor entities (the “2011 Forbearance Agreement”), as discussed below.

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

On January 24, 2011, the Company entered into confession of judgment in favor of YA Global.  On February 23, 2011, the court entered judgment based on the confession of judgment against the Company in the principal amount of $3,161,354, plus interest of $825,858.

On July 22, 2011, YA Global filed a motion in the Advanced Beauty Solutions, or ABS, lawsuit (discussed below) seeking an order clarifying its position with respect to ABS and staying enforcement of that court’s order that the Company pay approximately $35,000 in legal fees to ABS.  In its motion, YA Global notified the Company that it intended to conduct a secured party’s public auction of all of the Company’s assets.  YA Global also informed the Company that it had defaulted under the 2011 Forbearance Agreement and declared that all of the Company’s obligations to YA Global were immediately due and owing.  Further, YA Global stated that it intended to commence action to collect on the Company’s obligations and instructed it to assemble its assets.

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

The 2013 Ratification Agreement also provides for a new payment schedule under the Consolidated Debenture that replaces the payment schedule that had been agreed to in the 2012 YA Global Forbearance Agreement among the parties.  Under the 2013 Ratification Agreement payment schedule, the Company is required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of the Company’s required monthly cash payment shall be reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the Consolidated Debenture.  Any amount credited against the debenture obligation in excess of $100,000 per month shall be credited against the amounts due in the next succeeding month.

During the six months ended June 30, 2013, the Company issued common stock valued at $800,712, which balance includes common stock valued at $675,176 towards the required monthly payments.

Delinquent Payroll Taxes, Interest, and Penalties - In November 2004, the IRS accepted the Company’s Amended Offer in Compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties.  The acceptance of the Offer required the Company to pay $500,000.  Additionally, the Offer required the Company to remain current in its payment of taxes for five years and not claim any net operating losses for the years 2001 through 2015 or until the Company pays taxes on future profits in an amount equal to the taxes waived by the Offer of $1,455,767.  In June 2013, the Company entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes.  The installment agreement requires the Company to pay the IRS 5% of cash deposits.  The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expires on October 6, 2020.

Disputed Account Payable - The Company is in disagreement with its former legal counsel over the amount due to this provider for billed services, charges, and interest expense.  The Company is vigorously working with this provider to settle the outstanding balance.  Management assesses the likelihood to be remote that it will not be able to settle the balance at or below the currently accrued balance.

Employment Agreements - On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company’s President.  The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000.  The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  The employment agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board.  The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company’s earnings before interest, taxes, depreciation, and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances, of all beverage products of the Company and its affiliates for the most recent fiscal year.  During the six months ended June 30, 2013 and 2012, the Company incurred $10,171 and $19,183, respectively, of noncash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

Pursuant to the employment agreement, Mr. Hawatmeh’s employment may be terminated for cause or upon death or disability, in which event, the Company is required to pay Mr. Hawatmeh any unpaid base salary and unpaid earned bonuses.  In the event that Mr. Hawatmeh is terminated without cause, the Company is required to pay to Mr. Hawatmeh: (i) within 30 days following such termination, any benefit, incentive, or equity plan, program, or practice (the “Accrued Obligations”) paid when the amount would have been paid Mr. Hawatmeh if employed; (ii) within 30 days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months of  annual base salary; (iii) bonus(es) owing under the employment agreement for the two-year period after the date of termination (net of bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within 12 months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months of annual base salary; provided that if Mr. Hawatmeh is terminated without cause in contemplation of, or within one year after, a change in control, then two times such annual base salary and bonus payment amounts.

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora.  The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, and a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs.  The Company has accrued $1,073,150 in compensation, which is included in related-party payables as of June 30, 2013.

Advanced Beauty Solutions, LLC - In connection with prior litigation with ABS, ABS claimed nonperformance by the Company and filed an adversary proceeding in its bankruptcy case proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.  On March 17, 2009, the Bankruptcy Court entered judgment in favor of ABS and against the Company in the amount of $1,811,667, plus interest.  On September 11, 2009, the Bankruptcy Court denied the Company’s motion to set aside the judgment.

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

As part of ABS Forbearance Agreement, among other things, the Company agreed to a settlement amount that is to be reduced by any distribution to which the Company was entitled as a creditor of ABS.  Under the ABS Forbearance Agreement the minimum amount due ABS is $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement.  The Company accrued $90,000 as of December 31, 2012, and made payments of $70,000.  The royalty accrual as of June 30, 2013, was $20,000.

Play Beverages, LLC, et al., v. Warner K. Depuy, et al. - PlayBev alleged tortuous interference with contractual relations, breaches of fiduciary duty, and fraud and negligent misrepresentations and sought a declaratory judgment determining the rights of the parties, damages to be determined at trial, costs, and attorney’s fees.  A default certificate was filed by the plaintiffs for the failure of the defendants to respond and then withdrawn.  Under a settlement and release agreement in April 2013, the parties exchanged mutual general releases without the payment by any party of any amounts to any other.  Accordingly, PlayBev was relieved of approximately $1.4 million in amounts due LIB-MP without any payment.

NOTE 6 - NOTES PAYABLE

In February 2012, the Company issued an 18% interest, 90-day, $30,000 promissory note to an investor.  The principal balance included a $5,000 borrowing fee.  The promissory note along with accrued interest was converted to 32,000,000 shares of stock in January 2013.  There was no outstanding balance as of June 30, 2013.

NOTE 7 - FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet.  The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.  The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2013, and December 31, 2012, and used the Black-Scholes model prior to that.  The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $371,066 and $(166,530) during the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, and December 31, 2012, the fair market value of the derivatives aggregated $360,340 and $829,090, respectively.

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

Liabilities measured at fair value on a recurring basis at June 30, 2013, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$360,340	$-	$360,340

Liabilities measured at fair value on a recurring basis at December 31, 2012, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$829,090	$-	$829,090

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company’s stockholders’ deficit decreased by $425,598 as a result of the net income attributable to CirTran Corporation for the six months ended June 30, 2013.  Noncontrolling interest in consolidated subsidiaries decreased stockholders’ deficit by $837,268 for the six months ended June 30, 2013, due to the operating income of the noncontrolling subsidiary.

Income (Loss) Per Share - Basic income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period.  Diluted income (loss) per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable.  The Company had 3,601,399,910 and 4,401,029,000 in potentially issuable common shares at June 30, 2013, and December 31, 2012, respectively.  These potentially issuable common shares were excluded from the calculation of diluted income (loss) per share because the effects were antidilutive.

NOTE 10 – CAPITAL STOCK

In January through March 2013, four unrelated parties elected to convert debt in the amount of $246,000, into 246,000,000 shares of the Company’s common.

In January through May 2013, YA Global Investments (formerly known as Cornell Capital Partners, LP) and its assigns elected to convert the amounts of $538,412, $95,100, $67,200, and $100,000 of their convertible debt into 538,412,000, 86,454,545, 56,000,000, and 76,923,076 shares of the Company’s common stock, respectively.

In February 2013, the Company issued 4,000,000 shares of its common stock to an unrelated party for $20,800 in debt that was settled during the year ended December 31, 2010.

In January through June 2013, three unrelated parties elected to convert debt in the amounts of $22,100, $28,000, $60,750, $16,000, and $12,000 into 7,000,000, 13,000,000, 67,500,000, 20,000,000, and 30,000,000 shares of the Company’s common stock, respectively.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock Incentive Plans - As of June 30, 2013, a total of 446,200,000 shares of common stock had been issued from the 2012 Stock Incentive Plan, out of which a maximum of 458,000,000 can be issued.  The Company’s Board of Directors administers the plan and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, nonqualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the six months ended June 30, 2013 and 2012, the Company did not grant options to purchase shares of common stock to employees.

A summary of the stock option activity under the plans as of June 30, 2013, and changes during the six months then ended is presented below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2012	3,600,000	$0.0123	0.013	$-
Granted	-	-
Exercised	-	-
Expired	(3,600,000)	0.0123		-
Outstanding at June 30, 2013	-	$-	-	$-

Exercisable at June 30, 2013	-	$-	-	$-

As of June 30, 2013, and December 31, 2012, the Company had a total of 106,800,000 and 88,000,000 options accrued but not issued, respectively.

Warrants - On January, 24, 2011, as part of the 2011 Forbearance Agreement, a warrant to purchase 25,000,000 shares of common stock was issued to YA Global.  The warrant had an exercise price of $0.02 per share and vested immediately.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company evaluates performance of each segment based on earnings or loss from operations.  Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Three Months Ended June 30, 2013
Sales to external customers	$-	$26,080	$-	$1,070,611	$1,096,691
Segment income (loss)	276,804	26,376	(25)	527,231	830,386
Segment assets	405,365	49,346	-	820,769	1,275,480
Depreciation and amortization	4,269	7,591	-	-	11,860

Three Months Ended June 30, 2012
Sales to external customers	$-	$24,541	$-	$291,214	$315,755
Segment income (loss)	(47,857)	(16,656)	15	(640,989)	(705,487)
Segment assets	350,865	69,750	-	477,350	897,965
Depreciation and amortization	5,156	17,180	-	-	22,336

Six Months Ended June 30, 2013
Sales to external customers	$-	$57,212	$-	$1,907,631	$1,964,843
Segment income (loss)	298,313	13,922	(25)	950,656	1,262,866
Segment assets	405,365	49,346	-	820,769	1,275,480
Depreciation and amortization	8,600	18,398	-	-	26,998

Six Months Ended June 30, 2012
Sales to external customers	$-	$55,625	$-	$878,830	$934,455
Segment income (loss)	(302,531)	(14,733)	-	(1,676,319)	(1,993,583)
Segment assets	350,865	69,750	-	477,350	897,965
Depreciation and amortization	10,321	39,524	-	-	49,845

NOTE 13 - GEOGRAPHIC INFORMATION

The Company currently maintains $18,652 of capitalized tooling costs in China.  All other revenue-producing assets are located in the United States of America.  Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

NOTE 14 - SUBSEQUENT EVENTS

In July 2013, YA Global Investments (formerly known as Cornell Capital Partners, LP) and its assigns elected to convert the amounts of $25,000, $100,000, and $158,700 of their convertible debt into 283,700,000 shares of the Company’s common stock at a price of $0.001 per share.

In July 2013, an investor in PlayBev elected to convert debt in the amount of $350,000 into 53,511 Class A Units, which equals 25% of the membership interest in PlayBev.

In July 2013, two unrelated parties elected to convert debt in the amounts of $20,000, and $30,000 into 50,000,000 shares of the Company’s common stock at a price of $0.001 per share.

These financial statements considered subsequent events through August 16, 2013, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We manufacture, market, and distribute domestically and internationally an energy drink under a license, now in dispute, with Playboy Enterprises, Inc., or Playboy, and in the U.S., we provide a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs (original equipment manufacturers) in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries.  Our services include pre-manufacturing, manufacturing, and post-manufacturing services.  Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing.

We are engaged in the following business segments.

Beverage Distribution (98% and 94% of total revenue during six months ended June 30, 2013 and 2012, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.

Contract Manufacturing (2% and 6% of total revenue during the six months ended June 30, 2013 and 2012, respectively)

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2013 and 2012

Sales and Cost of Sales

Net sales increased to $1,096,691 for the three months ended June 30, 2013, as compared to $315,755 for the three months ended June 30, 2012.  Net sales increased to $1,964,843 for the six months ended June 30, 2013, as compared to $934,455 for the six months ended June 30, 2012.  The increases are primarily attributable to our ability to manage the disruption we experienced in 2012 and into 2013 with the unexpected bankruptcy proceedings initiated against PlayBev, the continuing uncertainty created by Playboy in relation to the interference with our beverage distributors, and defense against numerous lawsuits.

Cost of sales, including royalty expense, as a percentage of sales, increased to 18% from 4% for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, respectively, and decreased to 24% from 83% for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, respectively.  Consequently, the gross profit margin decreased to 82% from 96%, for the three months ended June 30, 2013 and 2012, respectively.  The decrease in gross profit margin is attributable to an increase in revenues from product sales that have an overall higher cost than revenues from royalty agreements.

The following charts present comparisons of sales, cost of sales, and gross profits generated by our two operating segments, beverage distribution and contract manufacturing, during the six months ended June 30, 2013 and 2012:

Six months Ended June 30:
Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2013	$ 1,907,631	$ 429,118	$ 37,494	$ 1,441,019
	2012	878,830	246,763	526,015	106,052
Contract Manufacturing	2013	57,212	1,350	-	55,862
	2012	55,625	201	-	55,424

Three months Ended June 30:
Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2013	$ 1,070,611	$ 194,704	$ -	$ 875,907
	2012	291,214	8,613	5,011	277,590
Contract Manufacturing	2013	26,080	1,249	-	24,831
	2012	24,541	201	-	24,340

Selling, General, and Administrative Expenses

During the six months ended June 30, 2013, selling, general, and administrative expenses increased by $240,809 to $1,652,156 from $1,411,347 for the same period during 2012.  The increase in selling, general, and administrative expenses was driven primarily by an increase in legal fees.

Noncash Compensation Expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $1,000 for the three months ended June 30, 2013, as compared to $19,183 for the three months ended June 30, 2012, and $30,872 for the six months ended June 30, 2013, as compared to $39,080 for the six months ended June 30, 2012, as a result of the employee stock options accrued for employment agreements.

Other Income and Expense

Interest expense for the three months ended June 30, 2013, was $156,115, as compared to $282,441 for the three months ended June 30, 2012, a decrease of 45%.  Interest expense for the six months ended June 30, 2013, was $365,610, as compared to $538,102 for the six months ended June 30, 2012.  The decrease in the combined interest expense was driven by the reduction in interest-bearing liabilities during the six months ended June 30, 2013, and a decrease in the interest rate on the convertible debentures.

We recorded a gain of $365,222 on our derivative valuation for the three months ending June 30, 2013, as compared to a loss of $32,925 recorded for the three months ended June 30, 2012.  We recorded a gain of $371,066 on our derivative valuation for the six months ended June 30, 2013, as compared to a loss of $166,530 recorded for the six months ended June 30, 2012.  The swing in the derivative valuation is primarily the result of the change in estimating the fair value of convertible debentures and associated warrants from using the Black-Scholes model to a multinomial lattis model, together with the varying market values of our common stock.

We recorded a gain of $1,443,557 on our settlement of debt for the six months ended June 30, 2013.  We recorded a gain of $1,405,205 on our settlement of debt for the three months ended June 30, 2013.  This was a result of settling payable, accrued liabilities and debt for equity and relief of about $1.4 million in amounts due LIB-MP.  See Notes 5 and 10, in the notes to the unaudited financial statements above for more details.

As a result of these factors, our overall net income increased to $1,695,346 for the three months ended June 30, 2013, as compared to net loss of $705,487 for the three months ended June 30, 2012.  The net income attributable to us was $531,174 for the three months ended June 30, 2013, and a net income of $1,164,172 was attributable to a noncontrolling equity interest in PlayBev.  Net income increased to $1,262,866 for the six months ended June 30, 2013, as compared to a net loss of $1,993,583 for the six months ended June 30, 2012.  The net income attributable to us was $425,598 for the six months ended June 30, 2013, and net income of $837,268 was attributable to a noncontrolling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues.  Our accumulated deficit was $48,089,198 at June 30, 2013, and $48,514,796 at December 31, 2012.  Net income for the six months ended June 30, 2013, was $1,262,866, as compared to a net loss of $1,993,583 for the six months ended June 30, 2012.  Our current liabilities exceeded our current assets by $23,788,078 as of June 30, 2013, and by $26,458,490 as of December 31, 2012.

Cash

The amount of cash provided by operating activities during the six months ended June 30, 2013, increased by $16,479, driven primarily by gains recognized on settlement of debts. The amount of cash provided by financing activities during the six months ended June 30, 2013, increased by $195,484, driven primarily by increased proceeds from non-controlling interest members and proceeds from short-term advances.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $245,304 during the six months ended June 30, 2013.  We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.  We eliminate the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a variable interest entity.

Accounts Payable and Accrued Liabilities

During the six months ended June 30, 2013, accounts payable, accrued liabilities, advances payable, interest payable, and short-term debt decreased by $1,225,878 to a combined balance of $14,962,371 as of June 30, 2013.  The decrease includes a decrease of $747,682 in accrued liabilities, a $583,066 decrease in interest payable, an increase of $224,334 in accrued payroll and compensation, a $45,591 decrease in accounts payable, and a $122,258 increase in related party payables.  The significant decrease in accrued liabilities and accrued interest is a result of settlement of various liabilities. At June 30, 2013, we owed $2,892,814, to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

Capital Requirements

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

Convertible Debentures

We had outstanding convertible debentures with an aggregate outstanding balance of $3,469,600 as of June 30, 2013, including accrued interest of $770,372.  We have entered into forbearance agreements following our previous defaults in payments in order to obtain extended payment terms. Under our most recent agreement reached with the lender in the second quarter of 2013, we are required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of our required monthly cash payments is reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock.  Any amount credited against the debenture obligation in excess of $100,000 per month is credited against the amounts due in the next succeeding month.  During the six months ended June 30, 2013, we issued common stock valued at $800,712, which balance includes common stock valued at $675,176 towards the required monthly payments.  The amount of cash required to meet our payment obligations under the debentures will depend on the lender’s decision to convert amounts to common stock, which will in turn depend on the trading market prices and volumes for our common stock, over which we have no control.

.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013.  Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at June 30, 2013, due to the fact that the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, had not been remediated as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments.

ITEM 5. OTHER INFORMATION

As of July 31, 2013, YA Global Investments, L.P., and its assigns converted an aggregate of $333,700 in amounts due under outstanding convertible debentures originally issued to YA Global’s predecessor-in-interest in 2005 and 2006, and subsequently amended, restated, and consolidated, to 333,700,000 shares of CirTran Corporation’s common stock at the conversion price set forth in the debentures.

In each of the above transactions, the convertible debentures exchanged for the common stock issued had been issued as restricted securities taken for investment with a restrictive legend to the effect that such securities were restricted.  The issuance of the original securities was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering.  The issuance of the common stock in exchange for such previously issued debt securities was effected in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act for any security exchanged by the issuer with its existing securities holders when no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

As a result of all of the foregoing transactions, as of August 16, 2013, CirTran Corporation had an aggregate of 4,020,491,910 shares issued and outstanding.

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

CIRTRAN CORPORATION
(Registrant)

Date: August 16, 2013	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)