Form 10-Q
period 2013-09-30
CIRTRAN CORP
filed 2013-11-19
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 19, 2013, issuer had 4,439,018,984 outstanding shares of common stock, par value $0.001.

CIRTRAN CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,241	$7,883
Trade accounts receivable, net of allowance for doubtful accounts of $832,093 and $832,093, respectively	306,543	162,468
Inventory, net of reserve of $2,255,644 and $2,256,399, respectively	240,914	98,343
Other	27,651	7,866
Total current assets	608,349	276,560

Investment in securities, at cost	300,000	300,000
Long-term receivable, net of allowance of $1,582,895	-	-
Property and equipment, net	47,916	86,034
Other assets	25,361	224,488

Total assets	$981,626	$887,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks written in excess of bank balance	$-	$17,118
Accounts payable	4,363,821	4,681,114
Related-party payable	1,135,784	955,656
Short-term advances payable	2,750,850	3,088,945
Accrued liabilities	1,858,139	2,445,167
Accrued payroll and compensation expense	2,935,607	2,599,533
Accrued interest	1,926,141	2,417,834
Deferred revenue	3,050,819	2,984,119
Derivative liability	251,906	829,090
Convertible debenture	2,215,528	3,132,855
Refundable customer deposits	200,000	200,201
Current maturities of long-term debt	214,085	236,585
Current liabilities to non-controlling interest holders	2,544,365	2,570,000
Note payable to stockholders and members	251,833	576,833
Total current liabilities	23,698,878	26,735,050

Total liabilities	23,698,878	26,735,050

Stockholders' deficit
CirTran Corporation stockholders' deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares;
issued and outstanding shares: 4,367,991,910 and 2,541,502,289	4,367,992	2,541,502
Additional paid-in capital	29,335,710	29,451,824
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(47,938,460)	(48,514,796)
Total CirTran Corporation and subsidiaries stockholders' deficit	(14,251,758)	(16,538,470)
Non-controlling interest	(8,465,494)	(9,309,498)
Total stockholders' deficit	(22,717,252)	(25,847,968)

Total liabilities and stockholders' deficit	$981,626	$887,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,

	2013	2012	2013	2012

Net sales	$658,361	$653,127	$2,623,204	$1,587,582
Cost of sales	(124,235)	(68,226)	(554,703)	(315,190)
Royalty expense	-	(39,594)	(37,494)	(565,609)

Gross profit	534,126	545,307	2,031,007	706,783

Operating expenses
Selling, general and administrative expenses	881,245	873,490	2,533,401	2,284,837
Non-cash compensation expense	11,000	16,331	41,872	55,411
Total operating expenses	892,245	889,821	2,575,273	2,340,248

Income (loss) from operations	(358,119)	(344,514)	(544,266)	(1,633,465)

Other income (expense)
Interest expense	(198,962)	(344,517)	(564,572)	(882,619)
Gain on settlement of debt	260,061	108,864	1,703,618	108,864
Gain (loss) on derivative valuation	104,494	34,348	475,560	(132,182)
Other income	-	(1,060)	-	(1,060)
Total other income (expense), net	165,593	(202,365)	1,614,606	(906,997)

Net income (loss)	(192,526)	(546,879)	1,070,340	(2,540,462)

Net loss (income) attributable to non-controlling interest	343,264	222,685	(494,004)	492,625

Net income (loss) attributable to CirTran Corporation and subsidiaries	$150,738	$(324,194)	$576,336	$(2,047,837)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Basic weighted-average common shares outstanding	3,996,671,346	1,925,060,683	3,436,274,192	1,878,402,289
Diluted weighted-average common shares outstanding	6,343,999,346	1,925,060,683	5,783,602,192	1,878,402,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2013	2012

Cash flows from operating activities
Net income (loss)	$1,070,340	$(2,540,462)
Adjustments to reconcile net income (loss) to net
cash provided (used) in operating activities:
Depreciation and amortization	38,118	68,225
Inventory allowance	(755)	-
Change in valuation of derivative	(475,560)	132,183
Current liabilities to non-controlling interest holders	124,365	170,666
Gain on the settlement of debt	(1,703,618)	-
Non-cash compensation expense	30,872	127,616
Expenses paid by third-party on behalf of the company	-	5,000
Changes in assets and liabilities:
Trade accounts receivable	(144,075)	(472,160)
Inventories	(141,816)	236,457
Other current assets	(19,785)	(668)
Other assets	199,128	(21,204)
Accounts payable	(287,793)	662,927
Related-party payable	180,128	162,600
Accrued liabilities	251,463	(159,682)
Accrued payroll and compensation expense	373,074	614,046
Refundable customer deposits	127,798	(810,633)
Accrued interest	535,582	803,497
Deferred revenue	66,700	1,205,704
Net cash provided by (used in) operating activities	224,166	184,112

Cash flows from financing activities
Proceeds from non-controlling interest holders	200,000	25,000
Checks written in excess of bank balance	(17,118)	(182,095)
Proceeds from short-term advances	248,058	234,350
Payments on convertible debenture accrued interest	(64,395)	(165,000)
Payments on short-term advances	(565,353)	(230,650)
Net cash provided by (used in) financing activities	(198,808)	(318,395)

Net increase (decrease) in cash and cash equivalents	25,358	(134,283)
Cash and cash equivalents at beginning of period	7,883	173,780

Cash and cash equivalents at end of period	$33,241	$39,497

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$64,395	$170,000

Noncash investing and financing activities:
Common stock issued in exchange for forgiveness of
Settlement of debt and liabilities	$1,948,381	$-
Conversion of current liabilities to non-controlling interests	$350,000	$55,000
Related party payable	$-	$55,000
Account receivable written off	$-	$88,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the “Company”).  These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2013.

NOTE 2 - REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company had a net income of $1,070,340 and a net loss of $2,540,462 for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, the Company had an accumulated deficit of $47,938,460.  In addition, the Company had cash from operations in the amount of $224,166 and 184,112 during the nine months ended September 30, 2013 and 2012, respectively.  The Company, however, had a negative working capital balance of $23,090,529 as of September 30, 2013, and $26,458,490 as of December 31, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company believes that its beverage business segment has the potential to have a substantial impact on its overall business.  The Company plans to focus on the beverage business and the contract manufacturing business.  For the beverage business, the Company plans to sell existing products to a globally expanding market and develop new products under the license agreement with Playboy.  With regard to contract manufacturing, the Company’s goal is to provide customers with manufacturing solutions for both new and more mature products, as well as across product generations.

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

NOTE 3 - INVENTORIES

Inventories are stated at the lower of average cost or market and consisted of the following:

	September 30,	December 31,
	2013	2012
Raw Materials	$1,729,054	$1,691,500
Work in Process	222,461	221,225
Finished Goods	545,043	442,017
Allowance / Reserve	(2,255,644)	(2,256,399)
Totals	$240,914	$98,343

NOTE 4 – RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders - In 2007, the Company appointed Fadi Nora to its Board of Directors.  In addition to compensation the Company normally pays to nonemployee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora’s efforts.  As of September 30, 2013, the Company owed $65,967 under this arrangement.  As of September 30, 2013, the Company owed Mr. Nora $1,034,929 in the form of unsecured advances.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by Mr. Nora on these loans.  In addition, the Company owed Mr. Nora $321,982 in accrued liabilities as of September 30, 2013, for selling, general, and administrative expenses that were paid for by Mr. Nora on a personal credit card.

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a Director of the Company.  The terms of the director agreement require the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the nine months ended September 30, 2013, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $4,069, using the following assumptions: 7.0-year term, estimated volatility of 224.82%, and a discount rate of 0.0% (see also Note 11).

In 2007, the Company issued a 10% promissory note to a family member of the Company President in exchange for $300,000.  The note was due on demand after May 2008.  During the nine months ended September 30, 2013, the Company made no payments towards the outstanding note.  At September 30, 2013, the principal amount owing on the note was $151,833.  On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member’s note was for $105,000.  Under the terms of all the notes, the Company received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum.  During the nine months ended September 30, 2013, the Company made no payments towards the outstanding notes.  The principal balance owing on the promissory notes as of September 30, 2013, totaled $72,465.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes.  The Company President and the Director of the Company signed personally for the notes.  Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes.  Two of the notes were for a term of 60 days, with a 60-day grace period; a third note was for a term of 90 days; and a fourth note was for 24 days.  Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes.  At September 30, 2013, two of the notes had a combined remaining balance of $270,000 and comprised a portion of short-term advances payable of $2,750,850.  As of September 30, 2013, these notes were in default and are accruing interest at the default rate of 36% per year.

The Company has agreed to issue 6,000,000 options each year to the Company President as compensation for services provided as an officer of the Company.  The terms of the employment agreement require the Company to grant to the Company President options to purchase 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  During the nine months ended September 30, 2013, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh.  The fair market value of the options was $10,171, using the following assumptions: estimated 7.0-year term, estimated volatility of 224.82%, and a discount rate of 0.0% (see also Note 11).

As of September 30, 2013, the Company owed the Company President a total of $88,564 in short-term advances payable and 36,000,000 stock options with an aggregated fair value at time of grant of $154,537.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by the Company’s President on these loans.

Sublease - In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”), entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs.  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property.  Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease was for two months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights.  Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore.  On July 1, 2011, Katana had assumed the full lease payment, and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities.  The Company recorded a rent expense of $30,000 and $45,000 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims - In the ordinary course of business, the Company and its subsidiaries are from time to time parties to pending and threatened legal actions and proceedings.  In certain of these actions and proceedings, claims are asserted against the Company and its subsidiaries.

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

YA Global Forbearance Agreements - On September 25, 2010, YA Global filed a lawsuit against the Company asserting claims for breach of contract, breaches of the uniform commercial code, and replevin.  YA Global sought a judgment in the amount of $4,193,380, plus interest and attorneys’ fees, as well as a writ of replevin to compel the Company to turn over equipment and other property that YA Global claims was pledged as collateral to secure obligations owing to YA Global.

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

On March 22, 2012, the Company entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the “2012 YA Global Forbearance Agreement”), in which it ratified its previous obligations under the debentures and agreed to pay the debentures under the following payment plan: $25,000 at signing the 2012 YA Global Forbearance Agreement, $25,000 per month in March through September 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of September through December 2013, and the balance in December 2014 (the “Extended Termination Date”).  In addition to the above minimum payments to YA Global, the Company is required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not exceed $50,000 in March 2012 and $25,000 per month in April through September 2012.

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

During the nine months ended September 30, 2013, the Company converted $1,948,381, of debt into 653,613,621 shares of common stock, valued at $244,763, resulting in a gain on conversion of $1,703,618.

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

Employment Agreements - On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company President.  The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000.  The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date.  The employment agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board.  The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company’s earnings before interest, taxes, depreciation, and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances, of all beverage products of the Company and its affiliates for the most recent fiscal year.  During the nine months ended September 30, 2013 and 2012, the Company incurred $10,171 and $5,852, respectively, of noncash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

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

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora.  The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, and a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs.  The Company has accrued $1,135,784 in compensation, which is included in related-party payables as of September 30, 2013.

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

As part of ABS Forbearance Agreement, among other things, the Company agreed to a settlement amount that is to be reduced by any distribution to which the Company was entitled as a creditor of ABS.  Under the ABS Forbearance Agreement the minimum amount due ABS is $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement.  The Company accrued $90,000 as of December 31, 2012, and made payments of $70,000.  The royalty accrual as of September 30, 2013, was $20,000.

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

NOTE 6 - NOTES PAYABLE

For the nine-months ended September 30, 2013, the Company received short-term advances payable of $248,058, from various private lenders.  Payments on these notes can be called at any time and yield no interest. Further, the Company made payments in the amount of $565,353 on short-term advances.

For the nine-months ended September 30, 2013, the Company received proceeds of $200,000 and had $124, 365 of expenses paid for by non-controlling interest holders.  The Company entered into  demand notes yielding and interest rate of 10% for these transactions. See Note 10 below for conversions of certain amounts of notes payable during the period.

NOTE 7 - FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet.  The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.  The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2013, and December 31, 2012.  The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $475,560 and $(132,182) during the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, and December 31, 2012, the fair market value of the derivatives aggregated $251,906 and $426,900, respectively.

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

Liabilities measured at fair value on a recurring basis at September 30, 2013, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$251,906	$-	$251,906

Liabilities measured at fair value on a recurring basis at December 31, 2012, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$829,090	$-	$829,090

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company’s stockholders’ deficit decreased by $576,336 as a result of the net income attributable to CirTran Corporation for the nine months ended September 30, 2013.  Non-controlling interest in consolidated subsidiaries decreased stockholders’ deficit by $494,004 for the nine months ended September 30, 2013, due to the operating income of the non-controlling subsidiary.

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

For the three and nine months ending September 30, 2013, the Company had 2,347,328 in potentially issuable common shares.  These potentially issuable common shares were included in the calculation of diluted income (loss) per share.

For the three and nine months ending September 30, 2012, the Company had 124,600,000 in potentially issuable common shares.  These potentially issuable common shares were excluded from the calculation of diluted income (loss) per share because the effects were antidilutive.

NOTE 10 – CAPITAL STOCK

During the nine months ending September 30, 2013, the Company issued 1,651,489, shares of common stock for conversion of convertible notes payable and liabilities to multiple non related parties for convertible notes and liabilities of $1,948,381.

During the nine months ending September 30, 2013, the Company converted $350,000 of contractual liabilities for ownership in non-controlling interests. This amount has been recorded as capital contributions to non-controlling interest as of September 30, 2013.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock Incentive Plans - As of September 30, 2013, a total of 446,200,000 shares of common stock had been issued from the 2012 Stock Incentive Plan, out of which a maximum of 458,000,000 can be issued.  The Company’s Board of Directors administers the plan and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, nonqualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the nine months ended September 30, 2013 and 2012, the Company did not grant options to purchase shares of common stock to employees.

A summary of the stock option activity under the plans as of September 30, 2013, and changes during the nine months then ended is presented below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2012	3,600,000	$0.0123	0.013	$-
Granted	-	-
Exercised	-	-
Expired	(3,600,000)	0.0123		-
Outstanding at September 30, 2013	-	$-	-	$-

Exercisable at September 30, 2013	-	$-	-	$-

As of September 30, 2013, and December 31, 2012, the Company had a total of 106,800,000 and 88,000,000 options accrued but not issued, respectively.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company evaluates performance of each segment based on earnings or loss from operations.  Selected segment information is as follows:

Three and nine months ended September 30, 2013 and 2012

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Three Months Ended September 30, 2013
Sales to external customers	$ -	$ 501	$ -	$ 657,860	$ 658,361
Segment income (loss)	95,113	(10,371)	-	(277,268)	(192,526)
Segment assets	395,365	41,346	-	544,915	981,626
Depreciation and amortization	4,123	6,997	-	-	11,120

Three Months Ended September 30, 2012
Sales to external customers	$ -	$ 49,177	$ -	$ 603,950	$ 653,127
Segment income (loss)	(132,229)	29,370	-	(444,020)	(546,879)
Segment assets	352,022	75,653	-	794,457	1,222,132
Depreciation and amortization	4,857	13,523	-	-	18,380

Nine Months Ended September 30, 2013
Sales to external customers	$ -	$ 57,713		$ 2,565,491	$ 2,623,204
Segment income (loss)	393,426	3,551	(25)	673,388	1,070,340
Segment assets	395,365	41,346		544,915	981,626
Depreciation and amortization	12,723	25,395			38,118

Nine Months Ended September 30, 2012
Sales to external customers	$ -	$ 104,802	$ -	$ 1,482,780	$ 1,587,582
Segment income (loss)	(434,760)	14,637	-	(2,120,339)	(2,540,462)
Segment assets	352,022	75,653	-	794,457	1,222,132
Depreciation and amortization	15,178	53,047	-	-	68,225

NOTE 13 - GEOGRAPHIC INFORMATION

The Company currently maintains $18,652 of capitalized tooling costs in China.  All other revenue-producing assets are located in the United States of America.  Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

NOTE 14 - SUBSEQUENT EVENTS

On October 14, 2013, the Company issued a promissory note as payment for services rendered by a third-party.  The amount owed the creditor for the services is $20,000.  Upon the execution of the agreement, the creditor agreed to return the agreement to the Company in exchange for 20,000,000 shares.  Since September 30, 2013, the Company has issued 20,000,000 shares to the creditor.

On October 14, 2013, the Company provided issued a promissory note as payment for services rendered.  The amount owed the creditor for the services is $30,000.  Upon the execution of the agreement, the creditor agreed to return the agreement to the Company in exchange for 30,000,000 shares.  Since September 30, 2013, the Company has issued 30,000,000 shares to the creditor.

On October 14, 2013, the Company issued 20,000,000 shares of unrestricted S-8 shares for service rendered by a consultant.

These financial statements considered subsequent events through November 19, 2013, the date the financial statements were available to be issued.

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

Beverage Distribution (98% and 94% of total revenue during nine months ended September 30, 2013 and 2012, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement it entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.

Contract Manufacturing (2% and 6% of total revenue during the nine months ended September 30, 2013 and 2012, respectively)

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

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2013 and 2012

Sales and Cost of Sales

Net sales increased to $658,361 for the three months ended September 30, 2013, as compared to $653,127 for the three months ended September 30, 2012.  Net sales increased to $2,623,204 for the nine months ended September 30, 2013, as compared to $1,587,582 for the nine months ended September 30, 2012.  The increases are primarily attributable to our ability to manage the disruption we experienced in 2012 and into 2013 with the unexpected bankruptcy proceedings initiated against PlayBev, the continuing uncertainty created by Playboy in relation to the interference with our beverage distributors, and defense against numerous lawsuits.

Cost of sales, including royalty expense, as a percentage of sales, decreased 100% from 6% for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, respectively, and decreased to 99% from 35% for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, respectively.  Consequently, the gross profit margin decreased to 81% from 83%, for the three months ended September 30, 2013 and 2012, and increased to 77% from 45% for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in gross profit margin is attributable to an increase in revenues from product sales that have an overall higher cost than revenues from royalty agreements.

The following charts present comparisons of sales, cost of sales, and gross profits generated by our two operating segments, beverage distribution and contract manufacturing, during the nine months ended September 30, 2013 and 2012:

Nine months Ended September 30:
Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2013	$ 2,565,491	$ 553,303	$ 37,494	$ 1,974,694
	2012	1,482,780	314,712	565,609	602,459
Contract Manufacturing	2013	57,713	1,400		56,313
	2012	104,802	478	-	104,324

Three months Ended September 30:
Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2013	$ 657,860	$ 124,185	$ -	$ 533,675
	2012	603,950	67,949	39,594	496,407
Contract Manufacturing	2013	501	50	-	451
	2012	49,177	277	-	48,900

Selling, General, and Administrative Expenses

During the nine months ended September 30, 2013, selling, general, and administrative expenses increased by $248,564 to $2,533,401 from $2,284,837 for the same period during 2012.  The increase in selling, general, and administrative expenses was driven primarily by an increase in legal fees.

Noncash Compensation Expense

Noncash compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $11,000 for the three months ended September 30, 2013, as compared to $16,331 for the three months ended September 30, 2012, and $41,872 for the nine months ended September 30, 2013, as compared to $55,411 for the nine months ended September 30, 2012, as a result of the employee stock options accrued for employment agreements.

Other Income and Expense

Interest expense for the three months ended September 30, 2013, was $198,962, compared to $344,517 for the three months ended September 30, 2012, a decrease of 42%.  Interest expense for the nine months ended September 30, 2013, was $564,572, as compared to $882,619 for the nine months ended September 30, 2012.  The decrease in the combined interest expense was driven by the reduction in interest-bearing liabilities during the nine months ended September 30, 2013, and a decrease in the interest rate on the convertible debentures.

We recorded a gain of $104,494 on our derivative valuation for the three months ending September 30, 2013, as compared to a gain of $34,348 recorded for the three months ended September 30, 2012.  We recorded a gain of $260,061 on our derivative valuation for the nine months ended September 30, 2013, as compared to a loss of $132,182 recorded for the nine months ended September 30, 2012.  The swing in the derivative valuation is primarily the result of the change in estimating the fair value of convertible debentures and associated warrants from using the Black-Scholes model to a multinomial lattice model, together with the varying market values of our common stock.

We recorded a gain of $1,703,618 on our settlement of debt for the nine months ended September 30, 2013.  We recorded a gain of $475,560 on our settlement of debt for the three months ended September 30, 2013.  This was a result of settling payable, accrued liabilities and debt for equity and relief of about $1.4 million in amounts due LIB-MP.  See Notes 5 and 10, in the notes to the unaudited financial statements above for more details.

As a result of these factors, our overall net loss decreased to $192,526 for the three months ended September 30, 2013, of which a $343,264 net profit was attributable to non-controlling interests and net income of $150,738 was attributable to our shareholders. This compares to a net loss of $546,879 for the three months ended September 30, 2012, of which a net profit of $222,685 was attributable to non-controlling interests and a net loss of $324,194 was attributable to our shareholders. Accordingly, the net profit attributable to our shareholders of $150,738 for the three months ended September 30, 2013, represents a $474,932 improvement over the same quarter a year earlier. For the nine months ended September 30, 2013, we had net income of $1,070,340, of which a loss of $494,004 was attributable to non-controlling interest and a net profit of $576,336 was attributable to our shareholders. This compares to a net loss of $2,540,462 for the nine months ended September 30, 2012, of which a net profit of $492,625 was attributable to non-controlling interest and a net loss of $2,047,837 was attributable to our shareholders. The net profits attributable to our shareholders of $576,336 for the nine months ended September 30, 2013, constitutes a $2,624,173 improvement in net income attributable to our shareholders over the same period in the preceding year.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues.  Our accumulated deficit was $47,938,460 at September 30, 2013, and $48,514,796 at December 31, 2012.  Net income attributed to us for the nine months ended September 30, 2013, was $576,336, as compared to a net loss attributed to us of $2,047,837 for the nine months ended September 30, 2012.  Our current liabilities exceeded our current assets by $23,090,529 as of September 30, 2013, and by $26,458,490 as of December 31, 2012.

Cash

The amount of cash provided by operating activities during the nine months ended September 30, 2013, increased by $40,054 over the prior year period, driven primarily by gains recognized on settlement of debts. The amount of cash used in financing activities during the nine months ended September 30, 2013, decreased by $119,587 over the prior year period, driven primarily by increased proceeds from non-controlling interest holders and short-term advances and payments on short-term advances.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $0 during the nine months ended September 30, 2013.  We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.  We eliminated the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a variable interest entity.

Accounts Payable and Accrued Liabilities

During the nine months ended September 30, 2013, accounts payable, accrued liabilities, accrued payroll and compensation expense and accrued interest decreased by $1,059,940 to a combined balance of $11,087,708 as of September 30, 2013. The decrease includes decreases of $317,293, $587,074, and $491,693 in accounts payable, accrued liabilities, and accrued interest, which more than offset a $336,074 increase in accrued payroll. The significant decreases in liabilities is due to improved operations.

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

Convertible Debentures

We had outstanding convertible debentures with an aggregate outstanding balance of $2,215,528 as of September 30, 2013, including accrued interest of $800,978.  We have entered into forbearance agreements following our previous defaults in payments in order to obtain extended payment terms. Under our most recent agreement reached with the lender in the second quarter of 2013, we are required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of our required monthly cash payments is reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock.  Any amount credited against the debenture obligation in excess of $100,000 per month is credited against the amounts due in the next succeeding month. During the nine months ended September 30, 2013, we issued common stock valued at $800,712, which includes common stock valued at $675,176 towards the required monthly payments.The amount of cash required to meet our payment obligations under the debentures will depend on the lender’s decision to convert amounts to common stock, which will in turn depend on the trading market prices and volumes for our common stock, over which we have no control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013.  Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at September 30, 2013, due to the fact that the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, had not been remediated as of September 30, 2013.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments.

ITEM 5. OTHER INFORMATION

As of July 31, 2013, YA Global Investments, L.P., and its assigns converted an aggregate of $333,700 in amounts due under outstanding convertible debentures originally issued to YA Global’s predecessor-in- interest in 2005 and 2006, and subsequently amended, restated, and consolidated, to 333,700,000 shares of our common stock at the conversion price set forth in the debentures.

In each of the above transactions, the convertible debentures exchanged for the common stock issued had been issued as restricted securities taken for investment with a restrictive legend to the effect that such securities were restricted.  The issuance of the original securities was effected in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933 as transactions not involving any public offering.  The issuance of the common stock in exchange for such previously issued debt securities was effected in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act for any security exchanged by the issuer with its existing securities holders when no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

As a result of all of the foregoing transactions, as of November 19, 2013, CirTran Corporation had an aggregate of 4,439,018,984 shares issued and outstanding.

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

CIRTRAN CORPORATION
(Registrant)

Date: November 19, 2013	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)