Form 10-K
period 2013-12-31
CIRTRAN CORP
filed 2014-05-27
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  As of June 30, 2013, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $1,248,178.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of May 27, 2014, issuer had 4,499,918,984 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements are typically identified by the use of the words "believe," "may," "could," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included in this report are made only as of the date of this report.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

•	We may be deemed to be insolvent and may face liquidation.
•	The auditors' report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.
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

•	We are parties to numerous lawsuits that require significant management attention and funds for attorneys' fees and that subject us to risk of damages.
•	We will require substantial amounts of additional capital from external sources.
•	Any substantial increase in sales will require skilled management of growth.
•	We cannot predict the impact on our activities of the current economic crises.
•	We are authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.
•	Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.
•
The factors set forth under "Management's Discussion and Analysis of Analysis of Financial Condition and Results of Operation" and other factors that are not currently known to us that may emerge from time to time.

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

PART I

ITEM 1.  BUSINESS

INTRODUCTION AND OVERVIEW

We manufacture, market, and distribute internationally an energy drink under a license, now in dispute, with Playboy Enterprises, Inc., or Playboy, through our subsidiary, CirTran Beverage Corporation.  CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.  Playboy asserts that the license is no longer valid and that PlayBev is no longer authorized to market the Playboy branded energy drink, which is now being litigated.  See Item 3. Legal Proceedings.

During 2013, our activities continued to be significantly restrained by the necessity to devote priority to efforts to obtaining the forbearance of our principal secured and judgment creditors, seeking to resolve disputes respecting the PlayBev license to market Playboy-licensed energy drinks, defending the numerous lawsuits to which we are a party, and obtaining additional capital.  Disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks impaired our ability to establish new distributors, damaged some of our relationships with existing distributors, and depressed revenues significantly.  On January 9, 2014, PlayBev's bankruptcy proceeding was dismissed, freeing PlayBev and, in turn, us to pursue our beverage distribution business without court supervision.  However, the validity of the license from Playboy, under which we conduct these activities, remains in dispute.  See Item 3. Legal Proceedings.

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

Beverage Distribution (97% and 98% of total revenue during 2013 and 2012, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we entered into with PlayBev, our consolidated variable interest entity that holds the Playboy license.

Contract Manufacturing (3% and 2% of total revenue during 2013 and 2012, respectively)

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran - Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets.  For the years ended December 31, 2013 and 2012, we recognized royalty revenue of approximately $90,000 and $77,000, respectively.

Prior to 2012, we also conducted activities in the marketing and media and electronics assembly operating segments, which may be reactivated.  See "Other Business Segments" below.

All of our activities during the year, as in previous years, were adversely affected by our severe shortages of working capital and cash.

References to "us," "we," and "our" and correlative terms refer to CirTran Corporation and the subsidiaries and divisions through which we conduct our activities.

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

Regular and sugar-free versions of the Playboy energy drink, in 8.4 and 16 ounce cans, have been developed.  We currently have sales and distribution networks in 65 countries throughout Europe, Africa, Australia, the Pacific, and the Middle East, although we have been hampered in our efforts to expand our sales and distribution networks because of PlayBev's bankruptcy proceeding, which was dismissed in December 2012.  Our expansion efforts continue to be adversely affected by pending litigation against Playboy about the validity of our license to distribute a Playboy-branded nonalcoholic beverage.  We will continue to try to expand our sales and distribution network and to overcome or resolve impediments attributable to the ongoing Playboy litigation.  Energy drink sales and royalties in 2013 and 2012 accounted for 97% and 98% of total sales, respectively.

Our revenues by geographic area are as follows:

	Revenues
	2013	2012
South America	$884,320	$908,334
India	-	774,772
Middle East	-	513,429
Africa	-	494,418
Eastern Europe	397,029	399,204
United States of America	1,658,699	341,685
China	150,000	291,667
Western Europe	-	243,049
Canada	176,782	96,843
Other	202,176	197,016
	$3,469,006	$4,260,417

In an effort to obtain a court determination that the Playboy license to PlayBev to market a Playboy-branded nonalcoholic energy drink remained in force, we, in collaboration with PlayBev, filed a lawsuit in Cook County, Illinois, against Playboy and others alleging that Playboy breached, and that all defendants conspired to breach and aided and abetted Playboy's breach, of the previous product license agreement and interfered with the plaintiffs' established distributorship network.  The plaintiffs seek compensatory and punitive damages, an injunction against termination of the previous product license and continuing interference, and other equitable and ancillary relief.  Our complaint has survived an initial motion of the defendants to dismiss and is now proceeding.  Playboy has filed a third-party complaint against us, alleging that we are the alter ego of PlayBev and, as such, should answer for any adverse judgment entered against PlayBev in the underlying trademark infringement counterclaim.  We have moved to dismiss that third-party complaint and that motion is currently pending.  See Item 3. Legal Proceedings.

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

In previous years, we found that customers increasingly required contract manufacturers to provide complete turn-key manufacturing and material handling services, rather than working on a consignment basis in which the customer supplies all materials and the contract manufacturer supplies only labor.  Turn-key contracts involve design, manufacturing and engineering support, procurement of all materials, and sophisticated in-circuit and functional testing and distribution.  The manufacturing partnership between customers and contract manufacturers involves an increased use of "just-in-time" inventory management techniques that minimize the customer's investment in component inventories, personnel, and related facilities, thereby reducing their costs.

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

We intend to pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses, and injection-molding systems by establishing complete "box-build" or "turn-key" relationships in the electronics, retail, and direct consumer markets.

We have developed markets for several fitness and exercise products, household and kitchen products and appliances, and health and beauty aids that are manufactured in China.  Sales of these products comprised approximately 3% and 2% of revenues reported in 2013 and 2012, respectively.  We anticipate that offshore contract manufacturing will play an increased role moving forward as resources will become available to us.

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

In 2013 and 2012, 26% of our net sales was derived from new customers. The increase in new customer sales was caused by opening new national and international beverage sales marketing territories.

We have beverage contracts that require minimum quantity purchase orders over periods terminating between 2014 and 2024.  If the full minimum quantity orders are purchased under these current agreements, they would generate sizeable revenues to us.  The majority of these international distribution contracts are based on minimum orders they are required to purchase during the term of the contract to maintain their rights to sell the Playboy energy drink.  Revenue under these contracts is not recognized until ordered products have been shipped.  There is no assurance, except for the upfront deposits, that the parties to these agreements will meet their obligations for the minimum quantity or any level of purchases required under their respective agreements.

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

We compete not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers, and distributors, many of which have a principal affiliation with competing companies and brands.  Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as Hansen's Energy, Diet Red, Monster Energy, Lost Energy, Joker Mad Energy, Ace Energy, Unbound Energy, Rumba energy juice, Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, 180, Extreme Energy Shot, Red Devil, Rip It, NOS, Boo Koo, Vitaminenergy, and many other brands.  We also compete with companies that are smaller or primarily local in operation.  Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.

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

EMPLOYEES

As of May 9, 2014, we employed a total staff of three full-time employees in our Utah headquarters: two in administrative and clerical positions and one in project management.  In addition, we engage six other professional consultants to provide contract services in the United States in accounting, information technology and quality control and 50 others to provide promotional services.  We believe that our relationship with our employees is good.

OTHER BUSINESS SEGMENTS

Prior to 2012, we also conducted activities in the following business segments through subsidiaries that did not have material business activities during 2013 and 2012:

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

The auditors' report for our most recent fiscal year, like previous years, contains an explanatory paragraph about our ability to continue as a going concern.

We had net income of $1.2 million during 2013 and an accumulated deficit of $47.6 million as of December 31, 2013.  In addition, during 2013 cash used in operations was approximately $268,000.  We have borrowed funds in the form of short-term advances, notes, and convertible debentures with an aggregate outstanding principal and interest balance of $7.0 million as of December 31, 2013.  We had a negative working capital balance of $22.9 million as of December 31, 2013.  The report of our auditors on our consolidated financial statements for the years ended December 31, 2013 and 2012, contains an explanatory paragraph about our ability to continue as a going concern.

Our ability to continue energy drink distribution, our principal source of revenue, is subject to interruption or termination because of disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks.

Playboy has sought to terminate PlayBev's license to market Playboy-licensed energy drinks and has fought vigorously to obtain a judicial determination that the current license has been breached and is no longer in effect.  We cannot assure that Playboy's current aggressive pursuit of such a judicial determination in our pending Illinois litigation will not continue.  See Item 3. Legal Proceedings.  If the Playboy licensing dispute is not resolved satisfactorily through a negotiated settlement or litigation in such proceeding, we would be required to terminate its beverage distribution activities, which are currently the source of our only revenue.  Such termination may require us to cease our activities and seek protection from creditors.

All of our assets are encumbered to secure the payment of an aggregate of $5.7 million in indebtedness that requires substantial monthly payments, and our default could result in the loss of all of our assets.

We have encumbered all of our assets to secure the payment of approximately $3.0 million in indebtedness due YA Global Investments, L.P., or YA Global, which requires payments of $100,000 per month through the balance of 2014.  We also have to meet certain financial and operating covenants in order to avoid default under our obligation to YA Global.

We have placed a second encumbrance on all of our assets, subject to the priority encumbrance of YA Global, to secure the payment of approximately $0.7 million in indebtedness due to Advanced Beauty Solutions, LLC, or ABS, which requires monthly payments of $7,500 through 2014, with the balance due in January 2016.

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

We are parties to numerous lawsuits that require significant management attention and funds for attorney's fees and subject us to risks of damages or other adverse judgments.

As noted in Item 3. Legal Proceedings, we are a party to numerous lawsuits, some of which remain active, requiring that we incur attorney's fees and other costs and devote management time and attention.  Litigation respecting the status of the PlayBev license to market Playboy-licensed energy drinks places the validity of that license at issue and may result in termination of that license, which is the principal source of our revenue.  Successful suits by creditors for the collection of debts may require that we pay judgment amounts, subject to the priority encumbrances in favor of secured creditors.  We may incur significant costs to pursue litigation in which we are the plaintiff without any recovery or other favorable outcome. Any judgments we may obtain against third parties may not be collectible.

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

We have issued nearly all of the shares of stock we are authorized to issue, which may limit our ability to obtain necessary financing.

We have authorized 4,500,000,000 shares of common stock, all of which has been issued as of May 22, 2014.  The Company has issued 9,100,000 shares in excess of its authorized.  Being unable to issue additional shares of common stock may limit our ability to obtain the financing we need.  It will take a vote of our stockholders to increase the number of shares we are authorized to issue, and we cannot be sure that our stockholders will vote and approve any increase.  If we are unable to increase our authorized capital, YA Global will be unable to make any conversions under the 2013 Ratification Agreement.  If we were then unable to make cash payments as necessary, we would be in default under the Ratification Agreement.  See Item 3. Legal Proceedings.

We do not have enough authorized shares available to allow the conversion and exercise of outstanding convertible debentures and options, which may subject us to liability.

We have approximately $2,390,528 in outstanding convertible debentures and outstanding options to acquire approximately 22.4 million shares of our common stock.  We do not have enough authorized shares of common stock to permit the conversion and exercise of all of those securities.  If those holders of our convertible debentures and options attempted to convert and exercise those securities, we would be unable to do so, which would subject us to liability.

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC.  These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction.  These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock.  These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

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

On September 8, 2010, we executed an Assignment of Copyrights, thereby assigning our Copyright Registration No. TX-6-064-955, Copyright Registration No. TX-6-064-956, and Copyright to the True Ceramic Pro - Live Ops (TCPS) infomercial and related master tapes (collectively the "Copyrights") to ABS, without reservation or exclusion, making ABS the owner of the Copyrights.

On February 23, 2011, we filed a Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts, requesting that the court determine that our assignment of the Copyrights resulted in full satisfaction of the ABS judgment.  On March 3, 2011, ABS brought a Motion for Order to Show Cause re Civil Contempt alleging that we had failed to make payments on ABS's judgment in violation of the court's orders.  At the hearing on April 6, 2011, the court denied our motion to declare the judgment fully satisfied and granted ABS's motion, but did not hold us in civil contempt.  The court also set a hearing on the ABS motion for the order to show cause for July 8, 2011, regarding our compliance with collection orders, which the parties stipulated should be postponed until August 3, 2011.  The parties attended mediation on July 11, 2011, but no formal settlement resulted.  At the hearing in August, the court found that a basis existed to hold us in contempt and set an evidentiary hearing for October 6, 2011, to determine whether to issue a contempt citation.  We appealed the denial of the motion to declare judgment satisfied.

On March 22, 2012, we entered into a formal forbearance agreement with ABS, dated as of March 1, 2012 (the "ABS Forbearance Agreement"), whereby ABS agreed to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of the definitive ABS Forbearance Agreement and satisfaction of applicable conditions precedent.  The ABS Forbearance Agreement calls for us to pay $7,500 per month for 46 consecutive months (except for a payment of $15,000 in December 2012), commencing in March 2012, with the unpaid balance, as finally determined as provided below, due and payable in January 2016.  No interest on the principal would accrue unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Forbearance Agreement.  In addition, we stipulated to an additional judgment for attorney's fees incurred in negotiating the ABS Forbearance Agreement and entering into the related definitive agreements and in related post-judgment collection efforts.  The obligation to pay $1,835,000 under the ABS Forbearance Agreement would be secured by an encumbrance on all of our assets, subject to the prior lien and encumbrance in favor of YA Global.

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

In May 2013, ABS sent us a notice of default under the ABS Forbearance Agreement.  Although there were some negotiations between us and ABS following the notice of default, this matter has not been resolved.

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

On July 22, 2011, YA Global filed a motion in the ABS lawsuit (discussed above) seeking an order clarifying its position with respect to ABS and staying enforcement of that court's order that we pay approximately $35,000 in legal fees to ABS.  In its motion, YA Global notified us that it intended to conduct a secured party's public auction of all of our assets.  YA Global also informed us that we had defaulted under our January 2011 Forbearance Agreement and declared that all of our obligations to YA Global were immediately due and owing.  Further, YA Global stated that it intended to commence action to collect on our obligations and instructed us to assemble the assets.

At a hearing held on August 3, 2011, in the ABS reorganization proceeding referred to above on YA Global's motion to stay enforcement, YA Global noted that the date of the proposed secured party's public auction was August 30, 2011.  At the same time, YA Global notified us that the proposed sale of assets would be held on August 30, 2011.

At the hearing in the ABS matter, the Bankruptcy Court denied YA Global's motion to stay the payment of attorneys' fees by us.  Subsequently, the parties to the January 2011 settlement with YA Global entered into an agreement whereby YA Global agreed to cancel the proposed asset sale without waiver.

On September 30, 2011, YA Global directed us to assemble the collateral in order to enable it to take possession on or before October 6, 2011.  Following negotiations with YA Global, we confirmed our indebtedness to YA Global and arranged for it to take possession of collateral on October 17, 2011, on which date, all accounts receivable, collections, and other proceeds and products of the collateral would be held in trust by us for YA Global and immediately forwarded to it.  Before we were required to surrender possession of the collateral, we initiated negotiations to obtain YA Global's forbearance from collection.

On March 22, 2012, we entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the "2012 YA Forbearance Agreement") in which we ratified our previous obligations under the debentures and agreed to pay the debentures, $25,000 at signing the 2012 YA Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014 (the "Termination Date"). In addition to the above minimum payments to YA Global, we are required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not to exceed $50,000 in March 2012 and $25,000 per month in April 2012 and thereafter, until the balance is paid. As of December 31, 2012, the balance due YA Global was $3,161,355 in principal plus $856,546 in accrued interest.

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

The Ratification Agreement also provides for a new payment schedule under the Consolidated Debenture that replaces the payment schedule that had been agreed to in a March 1, 2012, Forbearance Agreement among the parties.  Under the Ratification Agreement payment schedule, we are required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of our required monthly cash payment shall be reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender's exercise of the right to convert the outstanding balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the Consolidated Debenture.  Any amount credited against the debenture obligation in excess of $100,000 per month shall be credited against the amounts due in the next succeeding month.  Between April 2013 and April 2014, YA Global converted approximately $1.3 million of the Consolidated Debenture; however, our lack of authorized capital going forward will limit YA Global's ability to make further conversion, which may result in a default under the Ratification Agreement.

Play Beverages, LLC, and CirTran Beverage Corp. v. Playboy Enterprises, Inc., et al., Cook County, Illinois, Case No. 2012L012181.

In October 2012, our wholly owned subsidiary, CirTran Beverage Corp., and PlayBev joined in filing a lawsuit alleging that Playboy breached, and that all defendants conspired to breach and aided and abetted Playboy's breach, of the previous product license agreement and interfered with the plaintiffs' established distributorship network.  The plaintiffs seek compensatory and punitive damages, an injunction against termination of the previous product license and continuing interference, and other equitable and ancillary relief.  Our complaint has survived an initial motion of the defendants to dismiss and is now proceeding.  Playboy has filed a counterclaim alleging trademark infringement and a third-party complaint against us alleging that we are the alter ego of PlayBev, and as such, should answer for any adverse judgment entered against PlayBev in the counterclaim.

General Distributors, Inc. v. Iehab Hawatmeh and CirTran Beverage Corp. d/b/a Play Beverages LLC d/b/a Playboy Beverages, in the Circuit Court of the State of Oregon, for the County of Clackamas, Case No. CV 10110087.

On November 8, 2010, General Distributors, Inc., filed a complaint asserting claims for breach of contract, liability under the Uniform Commercial Code, quasi contract - unjust enrichment, goods sold and delivered, account stated, and attorneys' fees and seeking judgment in the amount of $49,999, plus interest and attorneys fees.  A default judgment in the amount of $93,855.60 was entered against CirTran Beverage Corp. in February 2012 and domesticated in Utah in January 2013.  The plaintiff obtained a supplemental order to conduct a debtor examination in April 2013, but did not serve that order in a timely fashion and has made no other collection efforts.

Playtime Distributing of Oklahoma LLC v. CirTran Corporation, CirTran Beverage Corporation, and Play Beverages LLC, in the District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2010-1058.

On December 30, 2010, Playtime Distributing of Oklahoma LLC filed suit asserting claims for breach of a distribution agreement, bad faith breach of a distribution agreement, rescission of the distribution agreement, accounting, breach of an independent sales agreement, bad faith breach of an independent sales agreement, and punitive damages and seeking judgment in an unspecified amount in excess of $75,000, plus interest and attorneys fees.  We and the other defendants have answered and denied liability.  Because of the effect of the automatic stay in connection with the In Re Play Beverages, LLC bankruptcy matter (discussed above), the litigation in this matter was stayed during those proceedings. In April 2013, discovery resumed and in April 2014, the court granted our attorney's motion to withdraw.  We have retained  new counsel in Oklahoma and intend to defend the lawsuit vigorously.

Noble Gate Industrial v. CirTran Beverage, et al., in the United States District Court for the District of Utah, Case No. 2:14-cv-00132-TS.

Noble Gate is a former distributor of CirTran Beverage Corp. for the Playboy energy drink.  Noble Gate has alleged that it was unable to obtain necessary approvals and distribute the Playboy energy drink in Asia as a result of the litigation between Play Beverages, CirTran Beverage Corp., and Playboy.  The complaint was filed in February 2014 seeking $500,000 in damages and/or rescission.  We filed an answer to the complaint in April 2014 and filed amended answer and counter claims in May 2014.  We intend to vigorously defend this litigation and may file counterclaims against Noble Gate for breach of the distribution agreement.

Various Creditor Claims

USS Cal Builders, Inc. v. CirTran Beverage Corp., Iehab Hawatmeh, and Fadi Nora, in the Superior Court of the State of California, County of Orange, Case No. 00425093.  On November 16, 2010, USS Cal Builders, Inc., filed a complaint asserting various claims and seeking damages of at least $100,000, plus interest, costs, and attorneys' fees. A default judgment for $133,897 was entered against defendants on the amended complaint in late 2011.

RDS Touring and Promotions, Inc. v. CirTran Beverage Corp., CirTran Corp., and CirTran Media Corp., in the Superior Court of the State of California, County of Los Angeles, Case No. BC454112.  On January 31, 2011, RDS Touring and Promotions, Inc., filed a complaint asserting claims for breach of settlement agreement, fraud in the inducement, and fraud and deceit (false promise).  Following a motion filed by us, plaintiffs amended their complaint including only the contract claim.  We have answered the amended complaint.  Our California counsel withdrew from representing us and a default judgment for $118,426 was taken against us, which the plaintiffs are now seeking to collect in Utah.

American Express Travel Related Services Company, Inc. v. CirTran Corporation d/b/a Diverse Media Group and Iehab Hawatmeh, in the Third District Court, State of Utah, Salt Lake County.  In this action, American Express asserted a claim for $108,029 in principal and $24,269 in interest due on a credit card account.  In January 2014, we obtained an order and judgment dismissing the claim.  We then filed a claim for approximately $31,000 in attorneys' fees, which was denied in April 2014.

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

Jimmy Esebag v. CirTran Corporation and Fadi Nora, Superior Court of the State of California, Los Angeles County, Case No. BC296162.  On July 15, 2010, the court entered judgment against us in the amount of $68,270 based upon our failure to make payments when due under a settlement with Mr. Esebag.  Mr. Esebag has engaged in some actions to collect on the judgment, with a judgment debtor examination of an affiliate of ours in October 2013.  These amounts have been accrued in full as a liability.

Don L. Buehner v. CirTran Corporation, Third District Court for Salt Lake Count, State of Utah, Case No. 090905567.  Judgment was entered against our Utah subsidiary in April 2009 in the amount of $125,922.75.  The plaintiff continues to engage in collection efforts.

Other Matters

Redi FZE v. CirTran Beverage Corp, in the Third District Court, Salt Lake County, State of Utah, Civil No. 110915101.  In a complaint filed in June 2011, Redi asserted claims for breach of contract, fraud, and negligent misrepresentations.  CirTran Beverage Corp. filed a counterclaim against Redi FZE and its principal, Paul Levin, for breach of contract, breach of the covenant of good faith and fair dealing, and a third-party claim for tortious interference against Paul Levin.  On November 21, 2011, the court granted an injunction against Redi FZE, enjoining it from manufacturing, marketing, or distributing any nonalcoholic beverages identified by the trademarked Playboy, PlayBev, and Play Beverages names or the Playboy rabbit head design in the United Kingdom, France, or the Netherlands through June 13, 2013.  During 2012, counsel for Redi FZE withdrew and no new counsel appeared.  On November 21, 2011, we obtained a $1.2 million default judgment against Redi FZE.  We were able to serve Paul Levin in early 2013, but his responsive pleading is not yet due.  In August 2013, we obtained a $1.4 million default judgment against Mr. Levin and are currently weighing the likelihood of success in collecting the judgment.

____________________________________

In addition to the foregoing, we are parties to ordinary routine litigation incidental to our business that, individually and in the aggregate, is not material.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Low	High
2014:
Second Quarter (through May 27, 2014)	0.0002	0.0005
First Quarter	0.0002	0.0006

2013:
Fourth Quarter	0.0002	0.0009
Third Quarter	0.0002	0.0009
Second Quarter	0.0004	0.0009
First Quarter	0.0012	0.0026

2012:
Fourth Quarter	0.0007	0.0009
Third Quarter	0.0006	0.0008
Second Quarter	0.0007	0.0008
First Quarter	0.0009	0.0010

2011:
Fourth Quarter	0.0006	0.0020
Third Quarter	0.0011	0.0029
Second Quarter	0.0022	0.0059
First Quarter	0.0015	0.0063

As of May 27, 2014, we had approximately 500 shareholders of record.

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

During 2013, our activities continued to be significantly restrained by the necessity to devote priority to efforts to obtaining the forbearance of our principal secured and judgment creditors, seeking to resolve disputes respecting the PlayBev license to market Playboy-licensed energy drinks, defending the numerous lawsuits to which we are a party, and obtaining additional capital.  Disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks impaired our ability to establish new distributors, damaged our relationships with existing distributors, and depressed revenues, significantly.  On December 6, 2012, PlayBev's bankruptcy proceeding was dismissed, freeing PlayBev and, in turn, us to pursue our beverage distribution business without court supervision.  However, the validity of the license from Playboy under which we conduct these activities remains in dispute.  See Item 3. Legal Proceedings.

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

Beverage Distribution (97% and 98% of total revenue during 2013 and 2012, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-licensed energy drinks in accordance with an agreement we entered into with PlayBev, our consolidated variable interest entity that holds the Playboy license.

Contract Manufacturing (3% and 2% of total revenue during 2013 and 2012, respectively)

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran - Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets.  For the years ended December 31, 2013 and 2012, we recognized royalty revenue of approximately $90,288 and $77,000, respectively.

We had only nominal revenues of $0 and $1,432 from electronics assembly in 2013 and 2012.  Prior to 2012, we also conducted activities in the marketing and media operating segment, which may be reactivated.  See "Other Business Segments."

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2013 and 2012

Sales and Cost of Sales

Net sales for the year ended December 31, 2013, totaled $3,469,006, as compared to $4,260,417 for the year ended December 31, 2012.  The decrease is primarily attributable to our ability to manage the disruption we experienced in 2012 and into 2013 with the unexpected bankruptcy proceedings initiated against PlayBev, the continuing uncertainty created by Playboy in relation to the interference with our beverage distributors, and our defenses against numerous lawsuits.  Net sales in the contract manufacturing segment increased $11,529 in the year ended December 31, 2013, as compared to the same period in 2012.  Beverage distribution revenue decreased to $3,375,012 for the year ended December 31, 2013, as compared to $4,177,624 for the year ended December 31, 2012.  The decrease was driven by decreases in product sales and royalty revenues, as well as recognition of deferred revenue.  During the years ended December 31, 2013, and 2012, we recognized approximately $0 and $2,296,000, respectively, in revenue from prepayments under contracts that were in default and/or were terminated due to nonperformance.

Cost of sales, as a percentage of sales, increased to 32% for the year ended December 31, 2013, as compared to 9% for the prior year ended December 31, 2012.  Consequently, the gross profit margin decreased to 67% from 77%, respectively, for the same period.  The decrease in gross profit margin is attributable to an increase in revenues from royalty agreements, which have an overall lower cost, a large portion of which is revenue from prepayments under contracts that were in default and/or were terminated due to nonperformance.  These revenues had no significant associated cost of sales.

The following chart presents comparisons of sales, cost of sales, royalty expense, and gross profit or loss margin generated by our four operating segments, i.e., beverage distribution, contract manufacturing, marketing and media, and electronics assembly during 2013 and 2012:

Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin

Beverage Distribution	2013	3,375,012	1,119,498	37,494	2,218,020
2012		4,177,354	375,757	614,721	3,186,876

Contract Manufacturing	2013	92,890	-	-	92,890
2012		81,631	-	-	81,631

Electronics Assembly	2013	$1,104	$-	$-	$1,104
2012		1,432	-	-	1,432

Selling, General and Administrative Expenses

During the year ended December 31, 2013, selling, general, and administrative expenses decreased by 9% as compared to the year ended December 31, 2012.  The decrease of $321,214 in selling, general, and administrative expenses was driven primarily by a decrease in bad debt expense and varied other expenses related to promotional and development activities.

Noncash Compensation Expense

Noncash compensation expense, resulting from the obligation to grant options to employees and outside consultants to purchase common stock, increased to $41,872 during the year ended December 31, 2013, compared to $39,080 during the year ended December 31, 2012.  No stock options were granted to employees during the years ended December 31, 2013 and 2012.  The increase in noncash compensation expense relates to the vesting of previously granted options and the measurement of stock options required to be granted per their employment contracts.

Other Income and Expense

Interest expense for the year ended December 31, 2013, was $662,120, as compared to $1,141,171 for the year ended December 31, 2012, a decrease of 42%.  The interest expense recorded in the consolidated statements of operations combines both accretion expense and interest expense.  The decrease in interest expense was driven by a decrease in accrued royalty liabilities and other accrued liabilities on which balances interest is due.

We recorded a gain $741,760 due to the valuation of our derivative liability on the convertible debenture for the year ended December 31, 2013, as compared to a loss of $534,373 recorded for the year ending December 31, 2012.  The favorable swing in the derivative valuation is primarily the result of factors relating to the differing debt levels of the underlying convertible securities, together with the varying market values of our common stock.

We recorded a gain on the settlement of debt of $2,159,919 and $154,850 for the years ended December 31, 2013 and 2012.  This gain on settlement related to settlement and conversion of short-term advances payable for common stock and current maturities of long-term debt for current liabilities to noncontrolling interest holders.

As a result of these factors, our overall net income increased to $1,224,243 for the year ended December 31, 2013, as compared to a net loss of $1,787,643 for the year ended December 31, 2012, of which $368,335 and $1,539,619 was attributable to our noncontrolling equity interest in PlayBev, during the years ended December 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have had a history of losses from operations, as our expenses have been greater than our revenues.  Our accumulated deficit was $47,674,008 at December 31, 2013, and $48,529,916 at December 31, 2012.  Net income before noncontrolling interest for the year ended December 31, 2013, was $1,224,243, as compared to a loss of $1,787,643 for the year ended December 31, 2012.  Our current liabilities exceeded our current assets by $22,934,058 and $26,458,490 as of December 31, 2013 and 2012, respectively.  For the year ended December 31, 2013, we experienced positive cash flows of $467,339, compared to positive cash flows of $231,565 for the prior year, from operating activities.

Cash

The amount of cash provided by operating activities during the year ended December 31, 2013, increased by $235,774, as compared to the year ended December 31, 2012, driven primarily by the decreases of deferred revenues, and refundable customer deposits.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased to $6,561 during the year ended December 31, 2013.  The allowance for doubtful accounts did not change during the year ended December 31, 2013.  We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable.

Accounts Payable, Accrued Liabilities, and Short-Term Debt

During the year ended December 31, 2013, accounts payable, accrued liabilities, advances payable, interest payable and short-term debt decreased by $1,325,097 to a combined balance of $17,999,070 as of December 31, 2013.  The decrease includes a decrease of $342,438 in accrued liabilities, a decrease of $294,794 in short-term advances, and a decrease of $511,473 in accounts payable.  The decrease in accounts payable activity is a result of continued PlayBev-related services performed during the year for beverage development, distribution, marketing, and legal services in 2012 that were reduced in 2013.  At December 31, 2013, we owed $2,794,151 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

Convertible Debentures

2011 YA Forbearance Agreement

As of December 31, 2010, we had outstanding convertible debentures issued during previous periods to YA Global with an aggregate outstanding balance of $3,161,355, including accrued interest of $856,546, that were then in default.  In January 2011, we and YA Global entered into a forbearance agreement and related agreements (the "2011 YA Forbearance Agreement").

In the 2011 YA Forbearance Agreement, we ratified our previous obligations under the debentures; provided the guaranty of our president, Iehab Hawatmeh, secured by one-half of his interest in PlayBev; provided a confession of judgment in litigation by YA Global against Katana, to whom we had transferred certain collateral pledged to YA Global, and issued a new warrant to purchase to purchase 25,000,000 shares of our common stock at an exercise price of $0.02 per share, expiring December 2015.  Additionally, we agreed to pay the debentures, $225,000 at signing the 2011 YA Forbearance Agreement ($75,000 to be applied to transaction costs), $75,000 per month for February through April 2011, $200,000 per month for May through December 2011, and the balance on December 31, 2011 (the "Termination Date").

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

On March 22, 2012, we entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the "2012 YA Forbearance Agreement") in which we ratified our previous obligations under the debentures and agreed to pay the debentures, $25,000 at signing the 2012 YA Forbearance Agreement, $25,000 per month in March through June 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of June through December 2013, and the balance in December 2014 (the "Termination Date"). In addition to the above minimum payments to YA Global, we are required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not to exceed $50,000 in March 2012 and $25,00 per month in April 2012 and thereafter, until the balance is paid.

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

The Ratification Agreement also provides for a new payment schedule under the Consolidated Debenture that replaces the payment schedule that had been agreed to in a March 1, 2012, Forbearance Agreement among the parties.  Under the Ratification Agreement payment schedule, we are required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of our required monthly cash payment shall be reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender's exercise of the right to convert the outstanding balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the Consolidated Debenture.  Any amount credited against the debenture obligation in excess of $100,000 per month shall be credited against the amounts due in the next succeeding month.

ABS Obligations

In connection with our prior litigation with ABS in its Chapter 11 reorganization proceeding in California, ABS obtained judgments in March and May 2011 against us aggregating approximately $1,850,000, plus interest, enjoined us from making certain distributions from our subsidiaries, and assigned such subsidiary distributions to ABS.  YA Global contested such injunction and assignment on the ground that such distributions had previously been encumbered to secure payment of the debentures due YA Global.  In March 2011, ABS sought to hold us in contempt of the bankruptcy court's order for making subsidiary distributions to us of over $150,000.  YA Global asserted its priority lien in all of such distributions and proceeded with steps to execute on all of our assets encumbered in favor of YA Global, as noted above.

In conjunction with negotiating the 2012 YA Forbearance Agreement with YA Global, we also resolved our disputes with ABS pursuant to a forbearance agreement (the "ABS Forbearance Agreement"). On March 22, 2012, we entered into a formal forbearance agreement with ABS, dated as of March 1, 2012 (the "ABS Forbearance Agreement"), whereby ABS agreed to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of the definitive ABS Forbearance Agreement and satisfaction of applicable conditions precedent.  The ABS Forbearance Agreement calls for us to pay $7,500 per month for 46 consecutive months (except for a payment of $15,000 in December 2012), commencing in March 2012, with the unpaid balance, as finally determined as provided below, due and payable in January 2016.  No interest on the principal would accrue unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Forbearance Agreement.  In addition, we stipulated to an additional judgment for attorney's fees incurred in negotiating the ABS Forbearance Agreement and entering into the related definitive agreements and in related post-judgment collection efforts.  The obligation to pay $1,835,000 under the ABS Forbearance Agreement would be secured by an encumbrance on all of our assets, subject to the prior lien and encumbrance in favor of YA Global.

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

Liquidity and Financing Arrangements

We have a history of substantial losses from operations as well as using, rather than providing, cash in operations.  We had an accumulated deficit of $47,674,008, along with a total stockholders' deficit of $13,962,306, at December 31, 2013.  During 2013, cash provided by our operations of $467,339 increased compared to cash provided by operations of $231,565 in the prior year.  During 2013, financing activities used cash of $474,941, compared to cash used in financing activities of $397,462 in the prior year.  During the year ended December 31, 2012, our monthly operating costs and interest expense averaged approximately $399,000 per month.

As a result of the execution of the 2013 Ratification Agreement with YA Global and the ABS Forbearance Agreement, we have fixed payments due on these secured obligations in 2014 aggregating $100,000 per month, less the amount YA Global converts to common stock.  We are dependent on ongoing revenue from the distribution of Playboy-licensed energy drinks, and ongoing dispute respecting the status of the PlayBev license to market Playboy-licensed energy drinks makes it uncertain whether we will be able to continue those activities.  We cannot assure that our efforts to resolve those disputes will enable us to continue our energy drink distribution segment or that, if resolved, the terms would be favorable to us.  In any event, we will likely need to fund increased energy drink distribution activities from external sources, either directly or through PlayBev, and we cannot assure that we will be able to obtain such funding.  If we are able to facilitate obtaining new funding for PlayBev, such funding would likely not be available to us to meet our general company needs.

In conjunction with our efforts to improve our results of operations, we are also actively seeking infusions of capital from investors and sources to repay our existing convertible debentures and other secured indebtedness.  In our current financial condition, it is unlikely that we will be able to obtain additional debt financing.  Even if we did acquire additional debt, we would be required to devote additional cash flow to servicing the debt and securing the debt with assets.  Accordingly, we are looking to obtain equity financing to meet our anticipated capital needs.  There can be no assurance that we will be successful in obtaining such capital.  If we issue additional shares for debt and/or equity, this will dilute the value of our common stock and existing shareholders' positions.  We also have very little authorized but unissued capital available, and we will have to have the shareholders approve an increase in our authorized shares in order to obtain any new equity financing.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2013, because of certain deficiencies involving internal controls constituted material weaknesses, as discussed below.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

As of December 31, 2013, management identified the following material weaknesses:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title	Tenure

Iehab Hawatmeh	47	President, Chief Executive Officer, Chief Financial Officer, Chairman	July 2000 to date
Fadi Nora	53	Director	February 2007 to date
Kathryn Hollinger	63	Director, Controller	August 2011 to date

Iehab J. Hawatmeh

Iehab J. Hawatmeh founded our predecessor company in 1993 and has been our Chairman, President, and Chief Executive Officer since July 2000.  Mr. Hawatmeh oversees all daily operations, including our technical and sales functions.  Mr. Hawatmeh is currently functioning in a dual role as Chief Financial Officer.  Prior to his involvement with our company, Mr. Hawatmeh was the Processing Engineering Manager for Tandy Corporation, Salt Lake City, Utah, overseeing that company's contract manufacturing printed circuit board assembly division.  In addition, he was responsible for developing and implementing Tandy's facility Quality Control and Processing Plan model.  Mr. Hawatmeh received an MBA from University of Phoenix and a BS in Electrical and Computer Engineering from Brigham Young University.  The board has reviewed Mr. Hawatmeh's business background and service with our Company in connection with his qualification to sit as a member of our board.  Based on his years of service as our executive officer, his background in the electronics assembly industry, and his engineering, financial, and corporate strategic planning background, the board has concluded that Mr. Hawatmeh is qualified to serve as a member of our board.

Fadi Nora

Fadi Nora is a self-employed investment consultant.  He was formerly a director of ANAHOP, Inc., a private financing company in Anaheim, California, and was a consultant for us and for several other projects and investment opportunities, including NFE Records, Tustin, California, and Focus Media Group, Tustin, California.  He has been a member of our Board since February 2007.  Prior to his affiliation with ANAHOP, Mr. Nora worked with Prudential Insurance services and its affiliated securities brokerage firm, Pru-Bach, as District Sales Manager, San Dimas, California.  Mr. Nora received a BS in Business Administration from St. Joseph University, Beirut, Lebanon, in 1982, and an MBA – Master's of Management from Azusa Pacific University School of Business in 1997 in California.  He also completed all necessary courses for certification in financial planning at the University of California at Los Angeles.  The board has reviewed Mr. Nora's background in the private financing brokerage industries in connection with his qualification to sit as a member of our board.  Based on Mr. Nora's prior work as a business consultant and his experience with investment opportunities, capital-raising transactions, and financial planning, the board has concluded that Mr. Nora is qualified to serve as a member of our board

Kathryn Hollinger

Kathryn Hollinger has been with CirTran since 2000 as our controller.  She has been involved with the day-to-day accounting and finance issues throughout her term with us.  Ms. Hollinger studied mathematics and accounting at Northridge University (now Cal. State University Northridge) in California.  Based on her years of service as our controller, her background in accounting, and finance, the board has concluded that Ms. Hollinger is qualified to serve as a member of our board.

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

Based upon a review of these forms that were furnished to us, and based on representations made by certain persons who were subject to this obligation that such filings were not required to be made, we believe that all reports that were required to be filed by these individuals and persons under Section 16(a) were filed on time in fiscal year 2013.

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

Code of Ethics

We expect that all of our directors, officers, and employees will maintain a high level of integrity in their dealings with us and on our behalf and will act in our best interests.  We have adopted a Code of Business Conduct and Ethics that provides principles of conduct and ethics for our directors, officers, and employees.  This Code of Ethics is available on our website at www.cirtran.com under "Investor Relations--Corporate Governance."

ITEM 11. EXECUTIVE COMPENSATION

2013 Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our other highest compensated executive officers earning more than $100,000 during the last fiscal year ("Named Executive Officer"):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Iehab J. Hawatmeh(2)	2013	465,000	19,726	--	10,171	--	--	23,132 (3)	518,029
President, Chief Executive Officer	2012	465,000	66,376	--	5,852	--	--	26,078(4)	563,306

(1)	The amount is the fair value of the option awards on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Top 718. See notes 1 and 21 to our consolidated financial statements.
(2)	Mr. Hawatmeh did not receive cash payments for his salary or bonus during the 2012 and 2013 fiscal years. His salary and bonus expense have been accrued. Of the amounts reported for 2012 and 2013, $345,000 was accrued by us and $120,000 was accrued by our variable interest subsidiary, Play Beverages, LLC, respectively.
(3)	Includes $12,000 for car allowance and $11,132 for medical insurance premiums.
(4)	Includes $12,000 for car allowance and $14,078 for medical insurance premiums.

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

Pursuant to the Employment Agreement, Mr. Hawatmeh's employment may be terminated for cause, or upon death or disability, in which event we are required to pay him any unpaid base salary and unpaid earned bonuses.  In the event that Mr. Hawatmeh is terminated without cause, we are required to pay to him: (i) within 30 days following such termination, any benefit, incentive, or equity plan, program, or practice (the "Accrued Obligations") paid when such would have been paid to him if employed; (ii) within 30 days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months' annual base salary; (iii) bonuses owing under the Employment Agreement for the two-year period after the date of termination (net of any bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within 12 months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months' annual base salary; provided that if Mr. Hawatmeh is terminated without cause in contemplation of, or within one year, after a change in control, then two times such annual base salary and bonus payment amounts.

Under our Forbearance Agreement with our principal secured lender, YA Global Investments, L.P., all cash amounts payable to Mr. Hawatmeh in excess of an aggregate of $120,000 per year is accrued and will not be paid until the obligation due YA Global is paid.

On May 1, 2009, Play Beverages, LLC, a newly consolidated entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora.  The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on behalf of Play Beverages, and a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs.  Balances owing under these agreements amount to approximately $1,206,000 and $942,000 in compensation, which is included in related-party payables as of December 31, 2013 and 2012, respectively.

Outstanding Equity Awards at 2013 Year-End

The following table summarizes information regarding unexercised options, stock that has not vested, and equity incentive plan awards owned by the Named Executive Officer as of December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Iehab J. Hawatmeh	--	6,000,000	--	0.0020	01/01/14	--	--	--	--
Iehab J. Hawatmeh	--	6,000,000	--	0.0078	01/01/15	--	--	--	--
Iehab J. Hawatmeh	--	6,000,000	--	0.0021	01/01/16	--	--	--	--
Iehab J. Hawatmeh	--	6,000,000	--	0.0010	01/02/19	--	--	--	--
Iehab J. Hawatmeh	--	6,000,000	--	0.0017	01/02/20	--	--	--	--

(1)	During the years ended December 31, 2013, 2012, 2011, 2010, 2009, and 2008, we did not issue stock options to the named executive officer due to the limited number of available shares under the employee incentive plan. These options have been earned by our named executive officer and we have accrued the stock option expense in the respective periods. These stock options can be issued upon the discretion of the board of directors based upon the number of available shares of the 2012 Stock Option Plan.

Director Compensation

The table below summarizes the compensation we paid to our directors for the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Iehab J. Hawatmeh(2)	--	--	--	--	--	--	--
Fadi Nora(3)	120,000	--	4,069	9,863	--	32,000	165,932
Kathryn Hollinger(4)	55,000	--	1,391	10,000	--	23,280	89,671

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal year ended December 31, 2012, in accordance with accounting principles. Assumptions used in the calculation of these amounts are included in Note 21 to our audited financial statements for the year ended December 31, 2012.
(2)	Iehab Hawatmeh also served as our chief executive officer during 2012. He received compensation for his services as an executive officer, as set forth above in the Summary Compensation Table. He did not receive any additional compensation for his services as director of our board.
(3)	Fadi Nora's compensation was accrued, but not paid.
(4)	Kathryn Hollinger also served as our Controller during 2013. She received compensation for her services as a Controller. She did not receive any additional compensation for her services as director of our board in addition to the compensation that has been disclosed in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 22, 2014, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers and directors; and (iii) our directors and Named Executive Officers as a group, based on 4,487,991,910 shares of common stock outstanding.  Except as otherwise indicated, each stockholder listed below has sole voting and investment power over the shares beneficially owned:

Name of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
Iehab J. Hawatmeh	Common stock	301,533,877	6.70%
4125 South 6000 West	Options(1)
West Valley City, Utah 84128

Directors:
Iehab J. Hawatmeh	--SEE ABOVE--

Fadi Nora	Common stock	225,476,100	5.01%
	Options(2)

Kathryn Hollinger	Common stock	39,335,853	0.87%
	Options(3)

All Executive Officers and Directors as a Group (3 persons):	Common Stock	566,345,830	12.59%
	Total	566,345,830	12.59%
_______________
(1)	Excludes options to purchase up to 30,000,000 shares that have been accrued for services provided during 2008, 2009, 2010, 2011, 2012, and 2013. These options can be exercised any time upon issuance at exercise prices ranging between $0.001 and $0.016 per share.
(2)	Excludes options to purchase up to 15,000,000 shares that have been accrued for services provided during 2008, 2009, 2010, 2011, 2012, and 2013. These options can be exercised any time upon issuance at exercise prices ranging between $0.001 and $0.016 per share.
(3)	Excludes options to purchase up to 6,000,000 shares that have been accrued for services provided during 2011, 2012, and 2013. These options can be exercised any time upon issuance at an exercise prices ranging from $0.0007 and $0.0021 per share.

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

Equity Compensation Plan

The following table sets forth information regarding our equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under our stock plans at December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	275,800,000
Total	--		275,800,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Transactions Involving Officers, Directors, and Stockholders

In 2007, we appointed Fadi Nora to our board of directors.  In addition to compensation we normally pay to nonemployee members of our board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by us directly through Mr. Nora's efforts.  As of December 31, 2013 and 2012, we owed $70,184 and $60,321, respectively, under this arrangement.  Mr. Nora has loaned us various amounts through cash contributed and expenses paid on our behalf.  During the years ended December 31, 2013 and 2012, Mr. Nora received cash payments totaling $129,000 and $239,500, respectively, from us to pay his personal credit card for expenses paid on our behalf.  As of December 31, 2013 and 2012, we still owed Mr. Nora $703,229 and $1,040,829, respectively, in the form of unsecured advances, respectively.  These advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee.  The borrowing fees were waived by Mr. Nora on these loans.  In addition, we owed Mr. Nora $326,373 and $448,719, respectively, in accrued liabilities as of December 31, 2013 and 2012, for selling, general, and administrative expenses that were paid for by Mr. Nora on a personal credit card.

We have agreed to issue 2,400,000 options each year to Mr. Nora as compensation for services provided as our director.  The terms of the director agreement requires us to grant to Mr. Nora options to purchase 2,400,000 shares of our stock each year, with the exercise price of the options being the market price of our common stock as of the grant date.  During the year ended December 31, 2013, we accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $4,060 using the following assumptions: estimated five-year term, estimated volatility of 212.05, and a discount rate of 1.31%.  During the year ended December 31, 2012, we accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $2,341, using the following assumptions: estimated five-year term, estimated volatility of 200.04, and a discount rate of 0.34%.

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000.  The note was due on demand after May 2008.  During the years ended December 31, 2013 and 2012, we accrued interest expense of $18,220 and $18,270, respectively.  At December 31, 2013 and 2012, the principal amount owing on the note was $151,833 and $151,833, respectively.  On March 31, 2008, we issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000.  The family member's note was for $105,000.  Under the terms of all the notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing between 10% and 12% per annum.  During 2013 and 2012, we made no payments towards the outstanding notes.  The principal balance owing on the promissory notes as of December 31, 2013 and 2012, totaled $41,415 and $41,415, respectively.  At December 31, 2013 and 2012, the accrued interest on the notes was $29,146 and $24,176, respectively.

On April 2, 2009, Iehab Hawatmeh, our president, and Fadi Nora, our director, borrowed from a third party a total of $890,000 in the form of four short-term promissory notes, which they personally guaranteed.  Since the loans were used to pay our obligations, we have assumed full responsibility for the notes.  Two of the notes were for a term of 60 days, with a 60-day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days.  Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes.  During 2012, two of the notes with a combined balance of $411,912 were converted from short-term advances to a notes payable on CirTran's books, with the intent to convert the liability to membership interest in Play Beverages, LLC, a consolidated variable interest entity.  As of December 31, 2013 the notes have been restructured and signed directly with the Company without our president and director's personal guaranty.

We have agreed to issue 6,000,000 options each year to Iehab Hawatmeh, our president, as compensation for services provided as our officer.  The terms of his employment agreement require us to grant to him options to purchase 6,000,000 shares of our common stock each year, with the exercise price to equal the market price of our common stock as of the grant date.  During the year ended December 31, 2013, we accrued for 6,000,000 stock options relating to this employee agreement.  The fair market value of the options was $10,151, using the following assumptions: estimated five-year term, estimated volatility of 212.05, and a discount rate of 1.31%.  During the years ended December 31, 2012, we accrued for 6,000,000 stock options relating to this employee agreement.  The fair market value of the options was $5,852, using the following assumptions: estimated five-year term, estimated volatility of 200.04, and a discount rate of 0.34%.

As of December 31, 2013 and 2012, we owed Iehab Hawatmeh, our president, a total of $122,166 and $115,558, respectively, in unsecured advances and 30,000,000 and 30,000,000 stock options with an aggregated value at time of grant of $164,698 and $154,547, respectively.  The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee, which was waived by Mr. Hawatmeh on these loans.

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

The Ratification Agreement also provides for a new payment schedule under the Consolidated Debenture that replaces the payment schedule that had been agreed to in a March 1, 2012, Forbearance Agreement among the parties.  Under the Ratification Agreement payment schedule, we are required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of our required monthly cash payment shall be reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender's exercise of the right to convert the outstanding balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the Consolidated Debenture.  Any amount credited against the debenture obligation in excess of $100,000 per month shall be credited against the amounts due in the next succeeding month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees for Fiscal Years 2013 and 2012

The aggregate fees billed to us by Sadler Gibb & Associates, LLC, our independent registered public accounting firm and auditor for the fiscal year 2013, for the fiscal years ended December 31, 2013 and 2012, are as follows:

	December 31, 2013	December 31, 2012

Audit Fees(1)	$80,780	$99,729

Audit-Related Fees	--	--

Tax Fees(2)	8,205	1,062

All Other Fees	--	--
Total Fees	$88,985	$100,791
_______________
(1)	Audit fees consist of the audit of our annual financial statements included in our Annual Report on Form 10-K for our 2012 fiscal year and review of 2013 financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	Tax fees consist of fees for tax consultation and tax compliance services.

Policy on Preapproval of Audit and Permissible Nonaudit Services

Our board preapproves any engagement of Sadler Gibb and Associates, LLC, and has the ultimate authority and responsibility to select, evaluate, and when appropriate, replace our independent registered public accountants and nominate an independent registered public accounting firm for stockholder approval.  While ratification of the selection of the independent registered public accounting firm by the stockholders is not required and is not binding upon our board, in the event of a negative vote on such ratification, our board might choose to reconsider its selection.

Prior to the performance of any services, our board approves all audit and nonaudit services to be provided by our independent registered public accountant and the fees to be paid therefor.  Although the Sarbanes-Oxley Act of 2002 permits the audit committee of the board to preapprove some types or categories of services to be provided by the independent registered public accountants, because we do not currently have an audit committee, it is the current practice of our board to specifically approve all services provided by the independent registered public accountants in advance, rather than to preapprove any type of service.  Our board of directors, acting in the absence of a designated audit committee, has considered whether the provision of nonaudit services is compatible with maintaining the independence of Sadler Gibb and Associates, LLC, and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.

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

CirTran Corporation

Date: May 27, 2014	By:	/s/ Iehab Hawatmeh
Iehab J. Hawatmeh
President
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 27, 2014	/s/ Iehab Hawatmeh
Iehab J. Hawatmeh, President, Chief Executive Officer, Director, and Principal Financial and Accounting Officer

Date: May 27, 2014	/s/ Fadi Nora
Fadi Nora, Director

Date: May 27, 2014	/s/ Kathryn Hollinger
Kathryn Hollinger, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of CirTran Corporation and related notes thereto and auditors' report thereon is filed as part of this Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CirTran Corporation

We have audited the accompanying consolidated balance sheets of CirTran Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of CirTran Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had accumulated losses of $47,674,008 as of December 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
May 27, 2014

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$281	$7,883
Trade accounts receivable, net of allowance for doubtful
accounts of $832,093 and $832,093, respectively	6,561	162,468
Inventory, net of reserve of $2,255,041 and $2,256,399, respectively	188,634	98,343
Other	52,555	7,866
Total current assets	248,031	276,560

Investment in securities, at cost	300,000	300,000
Long-term receivable, net of allowance of $1,582,895	-	-
Property and equipment, net	39,856	86,034
Other assets, net	40,733	224,488

Total assets	$628,620	$887,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Checks written in excess of bank balance	$41,925	$17,118
Accounts payable	4,169,641	4,696,234
Related-party payable	1,193,901	955,656
Short-term advances payable - non-related parties	2,027,212	1,932,558
Short-term advances payable - related parties	766,939	1,156,387
Accrued liabilities	2,102,729	2,445,167
Accrued payroll and compensation expense	2,961,993	2,599,533
Accrued interest	1,482,181	2,417,834
Deferred revenue	2,592,170	3,184,320
Derivative liability	158,396	829,090
Convertible debenture	2,390,528	3,132,855
Current maturities of long-term debt	414,085	236,585
Current liabilities to non-controlling interest holders	2,728,556	2,570,000
Note payable to stockholders and members	151,833	576,833
Total current liabilities	23,182,089	26,750,170

Total liabilities	23,182,089	26,750,170

Stockholders' deficit
CirTran Corporation stockholders' deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares;
issued and outstanding shares: 4,457,991,910 and 2,541,502,289	4,457,992	2,541,502
Additional paid-in capital	29,270,710	29,451,824
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(47,674,008)	(48,529,916)
Total CirTran Corporation and subsidiaries stockholders' deficit	(13,962,306)	(16,553,590)
Non-controlling interest	(8,591,163)	(9,309,498)
Total stockholders' deficit	(22,553,469)	(25,863,088)

Total liabilities and stockholders' deficit	$628,620	$887,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31,	2013	2012

Net sales	$3,469,006	$4,260,417
Cost of sales	(1,119,498)	(375,757)
Royalty Expense	(37,494)	(614,721)

Gross profit	2,312,014	3,269,939

Operating expenses
Selling, general and administrative expenses	3,285,458	3,606,672
Non-cash compensation expense	41,872	39,080
Total operating expenses	3,327,330	3,645,752

Loss from operations	(1,015,316)	(375,813)

Other income (expense)
Interest expense	(662,120)	(1,141,171)
Other income	-	108,864
Gain on settlement of debt and liabilities	2,159,919	154,850
Gain (loss) on derivative valuation	741,760	(534,373)
Total other income (expense), net	2,239,559	(1,411,830)

Net income (loss)	1,224,243	(1,787,643)

Net gain (loss) attributable to non-controlling interest	$(368,335)	$1,540,018

Net gain (loss) attributable to CirTran Corporation and subsidiaries	$855,908	$(247,625)

Basic and diluted income (loss) per common share	$0.00	$(0.00)
Basic weighted-average common shares outstanding	4,389,209,389	1,925,943,819
Diluted weighted-average common shares outstanding	7,644,348,910	1,925,943,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional			Non-
	Number		paid-in	Subscription	Accumulated	controlling
	of shares	Amount	capital	receivable	deficit	interest	Total

Balances at December 31, 2011	1,819,302,289	$1,819,297	$29,872,151	$(17,000)	$(48,282,291)	$(8,473,176)	$(25,081,019)

Capital contributions	-	-	-	-	-	703,696	703,696

Options granted to consultants	-	-	61,153	-	-	-	61,153

Shares issued in settlement of debt	650,000,000	650,005	(416,500)	-	-	-	233,505

Exercise of stock options by consultants	72,200,000	72,200	(64,980)	-	-	-	7,220

Net loss	-	-	-	-	(247,625)	(1,540,018)	(1,787,643)
Balances at December 31, 2012	2,541,502,289	$2,541,502	$29,451,824	$(17,000)	$(48,529,916)	$(9,309,498)	$(25,863,088)

Capital contributions	-	-	-	-	-	350,000	350,000

Shares issued in settlement of debt and liabilities	1,916,489,621	1,916,490	(181,114)	-	-	-	1,735,376

Net loss	-	-	-	-	855,908	368,335	1,224,243
Balances at December 31, 2013	4,457,991,910	$4,457,992	$29,270,710	$(17,000)	$(47,674,008)	$(8,591,163)	$(22,553,469)

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2013	2012

Cash flows from operating activities
Net income (loss)	$1,224,243	$(1,787,643)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	46,178	86,446
Inventory allowance	(1,358)	-
Non-cash compensation expense	30,872	61,153
Gain on settlement of debt	(2,159,919)	154,850
Change in valuation of derivative	(741,760)	534,374
Current liabilities to non-controlling interest holders	350,000	-
Expenses paid by third-party on behalf of the company	85,200	735,000
Changes in assets and liabilities:
Trade accounts receivable	140,787	(134,883)
Inventories	(88,933)	366,731
Prepaid expenses and other current assets	-	18,270
Other current assets	5,313	(222,479)
Other assets	183,755	-
Accounts payable	(45,190)	656,784
Accrued payroll and compensation	444,960	-
Related party payable	238,245	250,600
Accrued liabilities	957,754	1,130,891
Current portion of refundable customer deposits	(200,201)	(1,117,186)
Accrued interest	389,342	-
Deferred revenue	(391,949)	(501,343)

Net cash provided by operating activities	467,339	231,565

Cash flows from financing activities
Proceeds from notes payable	-	200,000
Checks written in excess of bank balance	24,807	(191,075)
Proceeds from short-term advances	232,958	108,419
Payment on accrued interest	(104,110)	(197,158)
Stock issued in exercise of options	-	7,220
Payments on short-term advances	(628,596)	(324,868)

Net cash (used in) financing activities	(474,941)	(397,462)

Net decrease in cash and cash equivalents	(7,602)	(165,897)

Cash and cash equivalents at beginning of period	7,883	173,780

Cash and cash equivalents at end of period	$281	$7,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -CONTINUED

For the Years Ended December 31,	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$96,593	$197,158

Noncash investing and financing activities:
Conversion of liabilities to shareholders for non-controlling interest	$350,000	$703,696
Debt and accrued liabilitities converted to equity	$1,679,737	$650,000
Debt and accrued liabilities converted to current liabilities
to non-controlling interest holders	$158,556	$2,100,000
Accounts payable written off	$486,785	$-
Assignment of short-term advances to current debt	$100,000	$-
Inventory written off	$-	$14,609
Accounts receivable written off	$-	$191,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

General - CirTran Corporation manufactures, markets, and distributes internationally an energy drink under a license, now in dispute, with Playboy Enterprises, Inc., or Playboy, and in the U.S., it provides a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs (original equipment manufacturers) in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries.  CirTran's services include pre-manufacturing, manufacturing, and post-manufacturing services.  CirTran's goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing.

Basis of Presentation - CirTran Corporation and its subsidiaries (collectively, the "Company" or "CirTran") consolidates all of its majority-owned subsidiaries, companies over which the Company exercises control through majority voting rights and companies in which it has a variable interest and the Company is the primary beneficiary.  The Company accounts for its investments in common stock of other companies that the Company does not control but over which the Company can exert significant influence using the cost method.

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

Royalty income is included as part of sales.  The Company recognizes royalty revenue as it is earned.  The customer distribution agreements generally specify minimum royalty fees due to the Company during the contract period.  The Company recognizes royalty income on a straight-line basis over the term of the distribution agreement when, based on management's analysis of sales history, the customer is not expected to meet the minimum required sales projections for the contract period.  Deferred revenue on royalty income for the years ended December 31, 2013 and 2012, was $2,592,170 and $3,184,320, respectively.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue on refundable customer deposits is applied to customer sales in accordance with the distribution agreement, unless the customer is in default with the terms of the distribution agreement and the deposit is forfeited.  The Company recognizes revenue on refundable deposits in the event the customer defaults on the terms of the distribution contract.  The balance of refundable customer deposits for the years ended December 31, 2013 and 2012, was included in the amount of deferred revenue.

Shipping and handling fees are included as part of net sales.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

The Company signed an Assignment and Exclusive Services Agreement with Global Marketing Alliance, LLC ("GMA"), a related party, whereby revenues and all associated performance obligations under GMA's web hosting and training contracts were assigned to the Company. Accordingly, this revenue is recognized in the Company's financial statements when it is collected, along with the revenue of CirTran Online Corporation (see also Note 10).

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

Accounts Receivable - Accounts receivable are carried at the original invoice amount, less an estimate made for doubtful accounts based on a review of outstanding amounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivable, and changes in payment histories.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.  Bad debt expense for the years ended December 31, 2013 and 2012, was $0.

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

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pre-production Design and Development Costs - The Company incurs certain costs associated with the design and development of molds and dies for its contract-manufacturing segment.  These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use.  At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives.  The Company holds title to all molds and dies used in the manufacture of its various products.  The Company held $0 in deposits at December 31, 2013 and 2012.  The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at December 31, 2013 and 2012, was $39,858 and $36,847, respectively.

Investment in Securities - The cost of the Company's cost-method investment consist of an investment in a private digital multi-media technology company that totaled $300,000 at December 31, 2013 and 2012.  As the Company owned less than 20% of that company's stock as of December 31, 2013, and no significant influence or control exists, the investment is accounted for using the cost method.  The Company evaluated the investment for impairment.  No impairment was noted as of December 31, 2013.

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

Depreciation expense for the years ended December 31, 2013 and 2012, was $46,178, and $86,446, respectively.

Amortization expense for the years ended December 31, 2013 and 2012, was $0.

Patents - Legal fees and other direct costs incurred in obtaining patents in the United States and other countries are capitalized.  Patent costs are amortized over the estimated useful life of the patent.

Impairment of Long-Lived Assets -The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  At each balance sheet date, the Company evaluates whether events and circumstances have occurred that indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  The Company recorded an expense for impairment of long-lived assets of $0, during the years ended December 31, 2013, and 2012.

Financial Instruments with Derivative Features - The Company does not hold or issue derivative instruments for trading purposes.  However, the Company has financial instruments that are considered derivatives, or contain embedded features subject to derivative accounting.  Embedded derivatives are valued separate from the host instrument and are recognized as derivative liabilities in the Company's balance sheet.  The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.  The Company has estimated the fair value of these embedded derivatives using a Multi-nomial Lattis model.  The fair values of the derivative instruments are measured each quarter.  The Company recorded a gain of $741,760 on derivative valuation for the year ended December 31, 2013, and a loss of $534,373 for the year ended December 31, 2012.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Costs - The Company expenses advertising costs as incurred.  Advertising expenses for the years ended December 31, 2013 and 2012, were $0 and $650, respectively, and are included as a component of selling, general, and administrative expenses.

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

Stock-based employee compensation incurred for the years ended December 31, 2013 and 2012, was $29,41930,872 and $19,891, respectively.

Income Taxes - The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carry forward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.  Research tax credits are recognized as used.

Concentrations of Risk - Financial instruments that potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable.  The Company sells principally to recurring customers, wherein the customer's ability to pay has previously been evaluated.  The Company generally does not require collateral.  Allowances are maintained for potential credit losses, which generally have been within management's expectations.  At December 31, 2013 and 2012, this allowance was $832,093.

During the year ended December 31, 2013, sales to four customers of the beverage distribution segment accounted for 36%, 19%, 19%, and 11% of net sales.

During the year ended December 31, 2012, sales to one customer of the beverage distribution segment accounted for 11% of net sales.

During 2006, PlayBev entered into an exclusive licensing agreement with Playboy, whereby PlayBev agreed to internationally market and distribute a new energy drink carrying the Playboy name and "Rabbit Head" logo symbol.  In May 2007, PlayBev entered into an exclusive agreement with the Company to arrange for the manufacture, marketing and distribution of the energy drinks, other Playboy-licensed beverages, and related merchandise through various distribution channels throughout the world.  The exclusive arrangement with Playboy creates a concentration of supply risk.  The Company will not be able to market its products under the Playboy brand without the licensing agreement and would be at risk to lose significant marketability of its products.  In March 2012, Playboy and PlayBev extended the licensing agreement through July 31, 2012, to allow PlayBev and Playboy to negotiate a potential new licensing agreement. The Company's ability to continue energy drink distribution, its principal source of revenue, is subject to interruption or termination because of PlayBev's ongoing disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks (see Note 3).

Fair Value of Financial Instruments - The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, notes payable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments.  The carrying amounts of the Company's debt obligations approximate fair value.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loss Contingencies – The Company is subject to various legal and administrative proceedings, asserted and potential claims, and potential asset impairments (loss contingencies) that arise in the ordinary course of business.  An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss has been incurred.  The outcomes of legal and administrative proceedings and claims, and the estimation asset impairments, are subject to significant uncertainty.  Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable.  At least quarterly, the Company reviews the status of each significant matter, and the Company may revise its estimates.  These revisions could have a material impact on the Company's results of operations and financial position.

Earnings /Loss Per Share - Basic earnings /loss per share (EPS) is calculated by dividing net earnings /loss available to common shareholders by the weighted-average number of common shares outstanding during each period.  Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable.  The Company had 3,186,357,000 and 4,401,029,000 in potentially issuable common shares at December 31, 2013 and 2012, respectively.  These potentially issuable common shares were excluded from the calculation of diluted EPS because either their effects were anti-dilutive or their exercise prices were greater than the trading price of the stock at period end.

Short-term Advances – The Company has short-term advances with various individuals.  These advances are due upon demand, carry no interest and are not collateralized.  These advances are classified as short-term liabilities.

Recent Accounting Pronouncements - From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  Management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption, therefore they have not been discussed here.

NOTE 3 – REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company sustained income and losses of $1,224,243 and $1,787,643 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, the Company had an accumulated deficit of $47,674,008 and $48,529,916, respectively.  During the year ended December 31, 2012, operations provided cash of $231,565. During the year ended December 31, 2013, operations provided cash of $467,339.These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue energy drink distribution, its principal source of revenue, is subject to interruption or termination because of PlayBev's ongoing disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks.  The Company is continuing its suit against Playboy in Illinois in an effort to enjoin Playboy's termination of the license so the Company will be able to continue its beverage distribution segment.  If the Playboy licensing dispute is not resolved satisfactorily through a negotiated settlement or litigation in such proceeding, PlayBev would be required to terminate its beverage distribution activities, which are currently the source of the Company's principal revenues.  Such termination may require the Company to cease its activities and seek protection from creditors.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 4 - VARIABLE INTEREST ENTITY

Consolidation of PlayBev - During the year ended December 31, 2007, the Company, through AfterBev a 51% voting and 4% economic interest consolidated subsidiary, purchased a 50% ownership in PlayBev for $750,000.  As condition of the purchase, AfterBev was to develop an acceptable operating plan for PlayBev, procure a credit facility with a third party at prevailing market rates sufficient to fund PlayBev's working capital needs, and provide a third-party vendor to develop, manufacture, and distribute the energy drink product.  Upon satisfactory completion of these events, AfterBev was granted an additional 1% ownership interest in PlayBev bringing its total investment to 51%. During the year ended December 31, 2013 PlayBev admitted another member at 25% ownership the effect of which reduced AfterBev's total investment to 41%. Certain participating rights held by the minority interest holders of PlayBev prevented it being consolidated with the Company under the majority ownership accounting guidance.  The Company was selected to develop, manufacture, and distribute the energy drinks as well as provide the credit facility to support the working capital needs of PlayBev.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

•	The Company has continually made the royalty payment owed to Playboy on behalf of PlayBev.

•	The credit facility was originally limited to a $2.0 million balance and the intent was for it to be a revolving line of credit. Currently the balance owed under the credit facility is $5,517,650.

•
PlayBev has not established that it can generate cash to pay for its own operations.  Instead royalty payments owed to PlayBev by the Company are offset by the large amount owed to CirTran under the credit facility.

•	Included in the accompanying financial statements are the following assets and liabilities of PlayBev as of December 31, 2013, and December 31, 2012:

	December 31, 2013	December 31, 2012

Other Assets	$361	$361
Prepaid Expenses	40,000	224,128
Total Assets	$40,361	$1,681

Accrued Interest	$197,801	$593,418
Accrued Liabilities	476,851	197,345
Royalty Payable	-	734,143
Current Liabilities	2,728,556	2,570,000
Notes Payable	100,000	250,000
Total Liabilities	$3,503,208	$1,311,933

NOTE 5 – INVENTORY

Inventory consists of the following:

	December 31,	December 31,
	2013	2012
Raw Materials	$1,682,099	$1,691,500
Work in Process	255,934	221,225
Finished Goods	505,642	442,017
Allowance / Reserve	(2,255,041)	(2,256,399)
Totals	$188,634	$98,343

During 2013 and 2012, write-downs of $1,358 and $14,609, respectively, were recorded to reduce items considered obsolete or slow moving to their market value.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - PREPAID ROYALTY

During 2013, royalty expense related to Playboy Enterprises was $0.  In 2013, expenses were recorded as incurred.  As of December 31, 2013 and 2012, the remaining balance in prepaid royalties was $0 and $0, respectively.

NOTE 7 - ADVANCE BEAUTY SOLUTIONS RECEIVABLE

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

The minimum royalty amount the Company would have to pay was $435,000.  The balance of the obligation as of December 31, 2013 and 2012 was $0.  During 2010, the Company executed an assignment of copyrights, thereby assigning the Company's copyrights, trademark, and infomercial received in the settlement back to ABS (see Note 10) as a reduction of its recorded liabilities of $1,582,895.  Subsequently, the Company filed a motion to declare judgment fully satisfied or alternatively to recoup mutual debts, requesting that the court determine that the Company's assignment of the copyrights and related intangibles resulted in full satisfaction of the ABS judgment. The Company assigned and transferred these intangibles without reservation or exclusion, making ABS the owner of these assets.  The realization of the total $1,582,895 long-term receivable due the Company from the ABS estate depends on the Company selling approximately one million TCP units in the future and gradually offsetting the Company's proportionate share of the resultant royalty obligation against the receivable.  The Company recognized an allowance on the receivable, due to uncertainty of the timing of sales and cash collections related to this receivable.  The net balance of the receivable as of December 31, 2013, was $0.

The Company entered into a forbearance agreement with ABS on March 1, 2012.  As part of the agreement the Company agreed to, among other things, a settlement amount that is to be reduced by any distribution to which the Company was entitled as a creditor of ABS.  Under the ABS Forbearance Agreement the minimum amount due ABS is $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement.  The Company accrued $0 and $45,000 as of December 31, 2103 and 2012, respectively.  The royalty accrual as of December 31, 2013 and 2012 was $0 and $45,000.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

			Estimated
			Service Lives
	2013	2012	in Years
Production equipment	$4,025,924	$4,025,924	5-10
Leasehold improvements	997,714	997,714	7-10
Office equipment	220,762	220,762	5-10
Other	53,209	53,209	3-7
Total property and equipment	5,297,609	5,297,609

Less accumulated depreciation	(5,257,753)	(5,211,575)

Property and equipment, net	$39,856	$86,034

NOTE 9 - INTELLECTUAL PROPERTY

As of December 31, 2013, the Company reviewed its other intangibles for impairment and determined that no additional impairment is required. Amortization expense was $0 for each of the years ended December 31, 2013 and 2012.

NOTE 10 – RELATED-PARTY TRANSACTIONS

Transactions involving Officers, Directors, and Stockholders

In 2007, the Company appointed Fadi Nora to its Board of Directors.  In addition to compensation the Company normally pays to nonemployee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora's efforts.  As of December 31, 2013 and 2012, the Company owed $70,184 and $60,321, respectively, under this arrangement.  During the years ended December 31, 2013 and 2012, Mr. Nora loaned the Company a total of $1,176,029 and $1,090,829, respectively, through cash contributed and expenses paid on the Company's behalf.  Mr. Nora received cash payments totaling $222,700 and $239,500 from the Company to pay his personal credit card for expenses paid in behalf of the Company during the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, the Company still owed Mr. Nora $703,329 and $1,040,829 in the form of unsecured advances, respectively.  These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by Mr. Nora on these loans.  In addition, the Company owed Mr. Nora $326,373 and $448,719 in accrued liabilities as of December 31, 2013 and 2012, respectively, for selling, general and administrative expenses that were paid for by Mr. Nora on a personal credit card.

The Company has agreed to issue 2,400,000 options each year to Mr. Nora as compensation for services provided as a director of the Company.  The terms of the director agreement requires the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date.  During the year ended December 31, 2013, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $4,060, using the following assumptions: estimated 5-year term, estimated volatility of 212.05 and a discount rate of 1.31% (see also Note 11).  During the year ended December 31, 2012, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora.  The fair market value of the options was $2,341, using the following assumptions: estimated 5-year term, estimated volatility of 200.04, and a discount rate of 0.34% (see also Note 11).

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2007, the Company issued a 10% promissory note to a family member of the Company president in exchange for $300,000.  The note was due on demand after May 2008.  During the years ended December 31, 2013 and 2012, the Company repaid principal and interest totaling $0 and $18,270, respectively.  At December 31, 2013 and 2012, the principal amount owing on the note was $151,833 and $151,833, respectively.  On March 31, 2008, the Company issued to this same family member, along with two other Company shareholders, promissory notes totaling $315,000.  The family member's note was for $105,000.  Under the terms of all the notes, the Company received total proceeds of $300,000, and agreed to repay the amount received plus a 5% borrowing fee.  The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum.  During 2013 and 2012, the Company made no payments towards the outstanding notes.  The principal balance owing on the promissory notes as of December 31, 2013 and 2012, totaled $72,465 and $72,465, respectively.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes.  The Company President and a Director of the Company signed personally for the notes.  Since the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes.  Two of the notes were for a term of 60 days, with a 60 day grace period, a third note was for a term of 90 days, and a fourth note was for 24 days.  Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes.  During 2013 and 2012, note balances of $250,00 and $411,912 were converted from a short term advance to a current liability in PlayBev, a noncontrolling interest entity, with the intent to convert the liability to membership interest.  As of December 31, 2013 and 2012, the Company showed the balance of $514,500 and $270,000, respectively, as part of short-term advances payable on the balance sheet.  As of December 31, 2013, two of the three remaining notes were in default and are accruing interest at the default rate of 36% per year.

The Company has agreed to issue 6,000,000 options each year to the Company President as compensation for services provided as an officer of the Company.  The terms of the employment agreement requires the Company to grant to the Company President options to purchase 6,000,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date.  During the year ended December 31, 2012, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh.  The fair market value of the options was $10,151, using the following assumptions: estimated 5-year term, estimated volatility of 212.05 and a discount rate of 1.31% (see also Note 12).  During the year ended December 31, 2012, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh.  The fair market value of the options was $5,852, using the following assumptions: estimated 5-year term, estimated volatility of 200.04 and a discount rate of 0.34% (see also Note 12).  During the year ended December 31, 2013, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh.  The fair market value of the options was $10,151, using the following assumptions: estimated 5-year term, estimated volatility of 212.05 and a discount rate of 1.31% (see also Note 11).

As of December 31, 2013 and 2012, the Company owed its president a total of $63,610 and $115,558 in unsecured advances, and 36,000,000 and 30,000,000 in stock options with an aggregated value at time of grant of $164,698 and $154,547, respectively.  The advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee.  The borrowing fees were waived by the Company's president on these loans.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sublease

In an effort to operate more efficiently and focus resources on higher margin areas of the Company's business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company ("Katana"), entered into certain agreements (collectively, the "Agreements") to reduce the Company's costs.  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company's property.  Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company's premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease was for two months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights.  Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore.  On July 1, 2011, Katana had assumed the full lease payment, and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities.  The Company had no Sublease income for the years ended December 31, 2013 and 2012.  The Company recorded a rent expense of $55,000 and $60,000 for the year ended December 31, 2013 and 2012, respectively.

NOTE 11 – OTHER ACCRUED LIABILITIES

Related-party expenses consist of reimbursable business expenses that were paid for by Mr. Nora, a director of the Company and manager of PlayBev, a consolidated variable-interest entity.

Accrued tax liabilities consist of delinquent payroll taxes, interest and penalties owed by the Company to the Internal Revenue Service ("IRS") and other tax entities (see note 18).

Accrued liabilities consist of the following:

	December 31,	December 31,
	2013	2012
Tax liabilities	965,018	871,357
Related party expenses	326,373	448,719
Royalty expense	-	734,143
Other accrued expenses	811,338	390,948
Totals	$2,102,729	$2,445,167

Stock options expenses consist of accrued employee stock option expenses.  These stock options have been granted but were not issued due to the limited number of authorized and available shares.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued payroll and compensation liabilities consist of the following:

	December 31,	December 31,
	2013	2012
Administrative payroll expenses	1,946,267	1,677,086
Stock option expenses	469,180	438,308
Commisions expenses	277,188	245,451
Bonus expenses	144,358	138,688
Director fees	125,000	100,000
Other accrued compensation expenses	-	-
Totals	$2,961,993	$2,599,533

The Company has short-term advances with various individuals.  These advances are due upon demand, carry no interest, and are not collateralized.  The Company received $232,958 in cash and $85,200 in expenses paid on behalf of the Company, which have been recognized in short-term advances during the year and made $628,596 in cash payment on short-term advances and $104,110 was paid in interest.  In 2013, a related party elected to convert short-term debt in the amount of $20,800 of liabilities into 4,000,000 shares of the Company's common stock at a price of $.0015 per share.  In December 2012, an unrelated party elected to convert short-term debt in the amount of $30,000 of liabilities into 100,000,000 shares of the Company's common stock at a price of $0.0003 per share.  In August 2012, two unrelated parties elected to convert short-term debt in the amount of $1,193,620 in short-term debt, $700,000 in notes payable, and $338,669 in accrued interest into $2,100,000 of current liabilities in Playbev, a noncontrolling entity with the intend to convert the liability to membership interest at a future date.  A gain of $132,289 was recognized on the conversion.

In October 2012, an unrelated party elected to consolidate $411,912 in short-term debt and $480,667 in accrued interest in a new short-term note of $1,200,000.  A loss of $307,411 was recognized on this transaction.

Short-term advances and related interest consist of the following:

	December 31,	December 31,
	2013	2012
Short-term advances payable - non-related parties	$2,027,212	$1,932,558
Accrued interest on short-term advances payable	80,699	683,651
Totals	$2,107,911	$2,616,209

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

PlayBev Petition for Relief under Chapter 11 - On, August 12, 2011, Play Beverages, LLC ("PlayBev"), a consolidated entity of the Company, filed petitions under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah.  Under Chapter 11, certain claims against PlayBev in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while PlayBev continues business operations as Debtor-in-possession (see also Note 4).  These claims are included in the December 31, 2011, balance sheet and are considered liabilities subject to compromise.  Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims against PlayBev (secured claims) were stayed, although the holders of such claims had the right to move the court for relief from the stay. PlayBev continued as a debtor-in-possession and thereafter worked to resolve the claims of creditors and to resolve disputes about its nonalcoholic beverage distribution license with Playboy.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Playboy initially sought to terminate its product license agreement with PlayBev, but thereafter stipulated to suspend further proceedings pending the exploration of settlement.  PlayBev reached a settlement with Playboy that would have provided for a new license, conditioned on bankruptcy court approval of PlayBev's reorganization plan, PlayBev's payment of $2.0 million to Playboy, and other provisions, but PlayBev was unable to obtain the funding needed to pay Playboy the initial amount or otherwise implement the reorganization plan, so the plan was abandoned and the settlement agreement and the new Playboy license did not become effective.

On December 6, 2012, the bankruptcy court dismissed PlayBev's bankruptcy case and all other pending motions and proceedings, and the automatic stay terminated.  PlayBev is precluded from filing for bankruptcy court protection for 180 days after the dismissal.

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

Previously, YA Global agreed to extensions of the filing deadlines inherent in the terms of the convertible debentures mentioned above.  On January 24, 2011, the Company and YA Global entered into a forbearance agreement related to the convertible debentures issued by the Company to YA Global or its predecessor entities (the "2011 Forbearance Agreement"), as discussed below.

YA Global Forbearance Agreements - On September 25, 2010, YA Global filed a lawsuit against the Company asserting claims for breach of contract, breaches of the uniform commercial code, and replevin. YA Global sought a judgment in the amount of $4,193,380, plus interest and attorneys' fees, as well as a writ of replevin to compel the Company to turn over equipment and other property that YA Global claims was pledged as collateral to secure obligations owing to YA Global.

On January 24, 2011, the Company entered into confession of judgment in favor of YA Global.  On February 23, 2011, the court entered judgment based on the confession of judgment against the Company in the principal amount of $3,161,354, plus interest of $825,858.

On July 22, 2011, YA Global filed a motion in the Advanced Beauty Solutions, or ABS, lawsuit (discussed below) seeking an order clarifying its position with respect to ABS and staying enforcement of that court's order that the Company pay approximately $35,000 in legal fees to ABS.  In its motion, YA Global notified the Company that it intended to conduct a secured party's public auction of all of the Company's assets.  YA Global also informed the Company that it had defaulted under the 2011 Forbearance Agreement and declared that all of the Company's obligations to YA Global were immediately due and owing.  Further, YA Global stated that it intended to commence action to collect on the Company's obligations and instructed it to assemble its assets.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At a hearing held on August 3, 2011, in the ABS reorganization proceeding on YA Global's motion to stay enforcement, YA Global noted that the date of the proposed secured party's public auction was August 30, 2011.  At the same time, YA Global notified the Company that the proposed sale of assets would be held on August 30, 2011.

At the hearing in the ABS matter, the Bankruptcy Court denied YA Global's motion to stay the payment of attorneys' fees by the Company.  Subsequently, the parties to the January 2011 settlement with YA Global entered into an agreement whereby YA Global agreed to cancel the proposed asset sale without waiver.

On September 30, 2011, YA Global directed the Company to assemble the collateral in order to enable it to take possession on or before October 6, 2011.  Following negotiations with YA Global, the Company confirmed its indebtedness to YA Global and arranged for it to take possession of collateral on October 17, 2011, on which date, all accounts receivable, collections, and other proceeds and products of the collateral would be held in trust by the Company for YA Global and immediately forwarded to it.  Before the Company was required to surrender possession of the collateral, it initiated negotiations to obtain YA Global's forbearance from collection.

On March 22, 2012, the Company entered into a formal forbearance agreement with YA Global, dated as of March 1, 2012 (the "2012 YA Global Forbearance Agreement"), in which it ratified its previous obligations under the debentures and agreed to pay the debentures under the following payment plan: $25,000 at signing the 2012 YA Global Forbearance Agreement, $25,000 per month in March through September 2012, $50,000 per month in July through September 2012, $75,000 in the months of October and November 2012, $100,000 per month in the months of December 2012 through May 2013, $125,000 per month in the months of September through December 2013, and the balance in December 2014 (the "Extended Termination Date"). In addition to the above minimum payments to YA Global, the Company is required to pay monthly excess cash flow, to the extent cumulatively available, consisting of consolidated earnings before interest, taxes, depreciation and amortization, less cash deposits for product orders received but not yet shipped, actual cash taxes paid, actual cash principal and interest paid, and reasonable out-of-pocket cash paid together with reasonable cash reserves in an amount not to exceed 5% of total net sales, provided that such excess cash flow payments shall not exceed $50,000 in March 2012 and $25,000 per month in April through September 2012.

The Company continues to have the right, subject to the consent of YA Global, to pay all or any portion of the payments listed above in common stock, with the conversion price to be used to determine the number of shares being equal to the lowest closing bid price of the Company's common stock during the 20 trading days prior to the payment date.  The amount applied as a payment on the note and accrued interest will be adjusted to the value of the actual proceeds from the sale of the stock by YA Global, less costs associated with the sale.

YA Global agreed to forbear from enforcing its rights and remedies as a result of the existing defaults and/or converting the debentures into shares of the Company's common stock, until the earlier of the Company's default under the 2012 YA Global Forbearance Agreement or the Extended Termination Date.

On February 22, 2013, the Company entered into a Ratification Agreement with YA Global (the "2013 Ratification Agreement"). Under the 2013 Ratification Agreement, the Company ratified the obligations under three existing Convertible Debentures dated May 26, 2005, December 30, 2005, and August 23, 2006, and agreed to amend, restate, and consolidate the obligations evidenced thereby into a Consolidated Debenture.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2013 Ratification Agreement also provides for a new payment schedule under the Consolidated Debenture that replaces the payment schedule that had been agreed to in the 2012 YA Global Forbearance Agreement among the parties. Under the 2013 Ratification Agreement payment schedule, the Company is required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013.  The amount of the Company's required monthly cash payment shall be reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender's exercise of the right to convert the outstanding balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the Consolidated Debenture.  Any amount credited against the debenture obligation in excess of $100,000 per month shall be credited against the amounts due in the next succeeding month.

During the year ended December 31, 2013, the Company converted $1,948,381 of debt into 653,613,621 shares of common stock, valued at $244,763, resulting in a gain on conversion of $1,703,618.

Delinquent Payroll Taxes, Interest, and Penalties - In November 2004, the IRS accepted the Company's Amended Offer in Compromise (the "Offer") to settle delinquent payroll taxes, interest, and penalties. The acceptance of the Offer required the Company to pay $500,000.  Additionally, the Offer required the Company to remain current in its payment of taxes for five years, and not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes on future profits in an amount equal to the taxes waived by the Offer of $1,455,767.  In June 2013, the Company entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes.  The installment agreement requires the Company to pay the IRS 5% of cash deposits.  The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expires on October 6, 2020.

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

Employment Agreements

On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company's President.  The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000.  The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company's stock each year, with the exercise price of the options being the market price of the Company's common stock as of the grant date.  The Employment Agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board.  The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company's earnings before interest, taxes, depreciation and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances of all beverage products of the Company and its affiliates for the most recent fiscal year. During 2013 and 2012, the Company incurred $15,207 and $5,328, respectively, of noncash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.  The Company has accrued $1,853,096 and $763,100 in compensation for the Company's President, which is included in accrued payroll and compensation expense as of December 31, 2013 and 2012, respectively.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the employment agreement, Mr. Hawatmeh's employment may be terminated for cause, or upon death or disability, in which event the Company is required to pay Mr. Hawatmeh any unpaid base salary and unpaid earned bonuses.  In the event that Mr. Hawatmeh is terminated without cause, the Company is required to pay to Mr. Hawatmeh: (i) within 30 days following such termination, any benefit, incentive or equity plan, program or practice (the "Accrued Obligations") paid when the bonus would have been paid Employee if employed; (ii) within 30 days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 month's annual base salary, (iii) bonus(es) owing under the employment agreement for the two-year period after the date of termination (net of an bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within 12 months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months' annual base salary; provided that if Mr. Hawatmeh is terminated without cause in contemplation of, or within one year, after a change in control, then two times such annual base salary and bonus payment amounts.

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora.  The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel and repairs.  The Company has accrued $1,176,000 and $924,000 in compensation, which is included in related-party payables as of December 31, 2013 and 2012, respectively.

In addition to the employment agreement with the Company's President above, the Company has active employment contracts with several of its employees that require payment of noncash compensation in a fixed number of shares.  During the year ended December 31, 2013 and 2012, the Company did not grant options to purchase shares of common stock to employees.  The Company accrued an expense of $19,268 and $14,563 during 2013 and 2012, respectively, for employee options relating to the employment contracts of these employees.

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

On September 8, 2010, the Company executed an Assignment of Copyrights, thereby assigning Copyright Registration No. TX-6-064-955, Copyright Registration No. TX-6-064-956, and Copyright to the True Ceramic Pro - Live Ops (TCPS) infomercial and related master tapes (collectively the "Copyrights") to ABS, without reservation or exclusion, making ABS the owner of the Copyrights.

On February 23, 2011, the Company filed a Motion to Declare Judgment Fully Satisfied or Alternatively to Recoup Mutual Debts, requesting that the court determine that its assignment of the Copyrights resulted in full satisfaction of the ABS judgment.  On March 3, 2011, ABS brought a Motion for Order to Show Cause re Civil Contempt alleging that the Company had failed to make payments on ABS's judgment in violation of the court's orders.  At the hearing on April 6, 2011, the court denied the motion to declare the judgment fully satisfied and granted ABS's motion, but did not hold the Company in civil contempt.  The court also set a hearing on the ABS motion for the order to show cause for July 8, 2011, regarding the Company's compliance with collection orders, which the parties stipulated should be postponed until August 3, 2011.  The parties attended mediation on July 11, 2011, but no formal settlement resulted.  At the hearing in August, the court found that a basis existed to hold the Company in contempt and set an evidentiary hearing for October 6, 2011, to determine whether to issue a contempt citation.  The Company appealed the denial of the motion to declare judgment satisfied.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 22, 2012 the Company and ABS entered into a formal forbearance agreement, dated as of March 1, 2012 (the "ABS Forbearance Agreement"), whereby ABS agreed to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of the definitive ABS Forbearance Agreement and satisfaction of applicable conditions precedent.  The ABS Forbearance Agreement calls for the Company to pay $7,500 per month for 46 consecutive months (except for a payment of $15,000 in December 2012), commencing in March 2012, with the unpaid balance, as finally determined as provided below, due and payable in January 2016.  No interest on the principal would accrue unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Forbearance Agreement.  In addition, the Company stipulated to an additional judgment for attorney's fees incurred in negotiating the ABS Forbearance Agreement and entering into the related definitive agreements and in related post-judgment collection efforts.  The obligation to pay $1,835,000 under the ABS Forbearance Agreement would be secured by an encumbrance on all of the Company's assets, subject to a prior lien and encumbrance in favor of YA Global.

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

The Company's appeal of the approximately $1.8 million judgment has been remanded in the ABS bankruptcy proceedings to conclusively determine the amount of credit due the Company for the conveyance of the intellectual property.  Except for the determination of the fair market value of the intellectual property and any enforcement or collection proceedings that may be required under the ABS Forbearance Agreement, all litigation and disputes between ABS and its affiliates, on the one hand, and the Company and its affiliates, on the other hand, would be dismissed, including the pending order to show cause regarding contempt against the Company, its subsidiaries, and its President.

The Company has assigned to ABS its creditor claim against the estate of ABS, to the extent of the balance due under the ABS Forbearance Agreement.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Forbearance Agreement will be paid to the Company. Pending the determination of the amount of the credit due for the value of the intellectual property conveyed, the Company accrued a balance of $90,000 for the minimum required payment under the ABS Forbearance Agreement. It is reasonably possible that this estimate may change in the near future based on the events of the ABS settlement.  During 2013 and 2012, the Company made payments to ABS in the amounts of $0 and $45,000, respectively.  The accrued royalty expense accrued was $0 and $90,000 as of December 31, 2013 and 2012, respectively.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Play Beverages, LLC, et al., v. Warner K. Depuy, et al. - PlayBev alleged tortious interference with contractual relations, breaches of fiduciary duty, and fraud and negligent misrepresentations and sought a declaratory judgment determining the rights of the parties, damages to be determined at trial, costs, and attorney's fees.  A default certificate was filed by the plaintiffs for the failure of the defendants to respond and then withdrawn.  Under a settlement and release agreement in April 2013, the parties exchanged mutual general releases without the payment by any party of any amounts to any other.  Accordingly, PlayBev was relieved of approximately $1.4 million in amounts due LIB-MP without any payment.

NOTE 13 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2013 and 2012:

	2013	2012

Settlement note, ten monthly payments, no interest, in default.	$59,120	$59,120

Promisory note to a stockholder, 10% stated interest rate, unsecured, interest due quarterly, due on demand to related party.
	151,833	151,833

Promisory note to a member of AfterBev, 10% stated interest,
interest payable quarterly. Due on demand, in default.	75,000	75,000

Promisory notes to 3 investors, 12% stated interest,
5% borrowing fee, due on demand to related party, in default.	72,465	72,465

Promisory note to a members of Playbev, 10%
stated interest, interest payable quarterly, unsecured. Due on demand, in default.	100,000	250,000

Promisory note to a investor, 10%
stated interest, interest payable quarterly, unsecured. Due on demand.	7,500	175,000

Promisory note to an investor, 18%
stated interest, interest payable quarterly, unsecured. Due on demand, in default.	-	30,000

Promisory note to an investor, 0%
stated interest, interest payable quarterly, unsecured. Due on demand, in default.	100,000	-

Total	565,918	813,418

Less current maturities	(565,918)	(813,418)

Long-term portion of notes payable	$-	$-

In January 2012, the Company issued a 10%, 5-year, $175,000 promissory note to an investor.  The promissory note was outstanding as of December 31, 2013.

In February 2012, the Company issued an 18%, 90-day, $30,000 promissory note to an investor.  The principal balance included a $5,000 borrowing fee.  The promissory note was outstanding as of December 31, 2013.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2013 and 2012, the Company had accrued interest owed on the notes payable in the amounts of $363,649 and $508,322, respectively. The Company recorded interest expense of $105,340 and $244,137 for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, the Company paid $10,000 of accrued interest on the notes.

In 2013, an investor elected to convert $150,000 in notes payable, $34,356 in short term advances and $428,696 in accrued interest expenses in CirTran for current liabilities in PlayBev, a noncontrolling entity with the intend to convert the liability to membership interest at a future date.

NOTE 14 - CONVERTIBLE DEBENTURES

Convertible Debentures consisted of the following as of December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012

Convertible debenture, 12% stated interest rate, secured
by all of the Company's assets, Due on January 31, 2014.	$-	$591,637

Convertible debenture, 12% stated interest rate, secured
by all of the Company's assets, Due on January 31, 2014.	-	1,500,000

Convertible debenture, 12% stated interest rate, secured
by all of the Company's assets, Due on January 31, 2014.	-	1,041,218

Convertible debenture, 5% stated interest rate, secured
by all of the Company's assets, Due on December 31, 2014.	2,390,528	-

	2,390,528	3,132,855

Less current maturities	(2,390,528)	(3,132,855)

Long-term portion of convertible debentures	$-	$-

The convertible debentures and accrued interest are convertible into shares of the Company's common stock at the lowest bid price for the 20 trading days prior to conversion ($0.0002 as of December 31, 2013).  As of December 31, 2010, the Company was in default on the all three convertible debentures.  On January 24, 2011, the Company entered into an Amended and Restated Forbearance Agreement that requires the Company to make payments according to the agreement. The Company subsequently defaulted under the terms of the agreement and the debenture holders are seeking their rights as secured creditors.  See Note 12 regarding the actions taken by the holder of the convertible debentures in connection with the Company's noncompliance with the Amended and Restated Forbearance Agreement.

As of December 31, 2013 and 2012, the Company had accrued interest owed on the convertible debentures in the amounts of $654,344 and $1,076,574, respectively. The Company recorded interest expense of $113,431 and $380,027 for the years ended December 31, 2013 and 2012, respectively.  During the years ended December 31, 2013, the Company paid $104,111 of accrued interest on the debentures.  As of December 31, 2013 and 2012, the debentures were convertible into 3,050,957,000 and 4,209,429,000 shares of the Company's common stock, respectively.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company determined that certain conversion features of the convertible debentures and accrued interest fell under derivative accounting treatment.  As of December, 2013 and 2012, the fair value of the conversion feature for the convertible debt and associated warrants was determined to be $158,396 and $829,191, respectively.

NOTE 15 - FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one -- Quoted market prices in active markets for identical assets or liabilities;

•	Level two -- Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three -- Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at December 31, 2013, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$158,396	$-	$158,396

Liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$829,090	$-	$829,090

As further described in Note 2, the fair value of the derivative liability as of December 31, 2013 and 2012.
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

NOTE 16 – LEASES

In an effort to operate more efficiently and focus resources on higher margin areas of the Company's business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company ("Katana"), entered into certain agreements (collectively, the "Agreements") to reduce the Company's costs.  The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company's property.  Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company's premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010.  The term of the Sublease was for two months with automatic renewal periods of one month each.  The base rent under the Sublease is $8,500 per month.  The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights.  Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore. On July 1, 2011, Katana had assumed the full lease payment, and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities.  The Company had no Sublease income for the year ended December 31, 2013 and 2012.  The Company recorded a rent expense of $55,000 and $60,000 for the years ended December 31, 2013 and 2012, respectively.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - ROYALTY OBLIGATION TO ABS CREDITORS

The Company has assigned to ABS its creditor claim against the estate of ABS, to the extent of the balance due under the ABS Forbearance Agreement.  Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Forbearance Agreement will be paid to the Company. The Company entered into a forbearance agreement with ABS on March 1, 2012.  As part of the agreement the Company agreed to, among other things, a settlement amount that is to be reduced by any distribution to which the Company was entitled as a creditor of ABS.  Under the ABS Forbearance Agreement the minimum amount due ABS is $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement.  The Company had royalty accrual as of $0 and $45,000 as of December 31, 2013 and 2012, respectively.

NOTE 18 - INCOME TAXES

The Company has paid no federal or state income taxes.  The significant components of the Company's deferred tax assets and liabilities at December 31, 2013 and 2012, were as follows:

	2013	2012
Deferred income tax assets:
Capital loss carryforward	1,227,927	$170,645
Loss on sale of assets	-	725,876
Loss from subdivisions not consolidated
for tax purposes	2,674,002	1,562,959
Inventory reserve	841,130	841,637
Bad debt reserve	900,790	900,790
Vacation reserve	17,746	17,312
Stock based compensation	219,249	203,630
Net operating loss carryforward	9,969,824	11,713,571
Depreciation	84,509	87,316
Intellectual property	44,822	60,544
Derivative liability	59,082	309,251

Total deferred income tax assets	16,039,081	16,593,531
Valuation allowance	(16,039,081)	(16,593,531)

Net deferred income tax asset	$-	$-

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has sustained net operating losses in both periods presented in the accompanying consolidated statements of operations.  No deferred tax asset or income tax benefits are reflected in the financial statements for net deductible temporary differences or net operating loss carryforwards, because the likelihood of realization of the related tax benefits cannot be established.  Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero, and consequently there is no income tax provision or benefit presented for the years ended December 31, 2013 and 2012.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.  The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.  The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2013 and 2012, 2011, 2010, and 2009.

As of December 31, 2013, the Company had net operating loss carryforwards for tax reporting purposes of approximately $31.2 million.  These net operating loss carryforwards, if unused, begin to expire in 2020.  Utilization of approximately $1.2 million of the total net operating loss is dependent on the future profitable operation of Racore Network, Inc., a wholly owned subsidiary, under the separate return limitation rules and restrictions on utilizing net operating loss carryforwards after a change in ownership.  In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed in Note 13.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2013 and 2012:

Income Tax Note
	2013	2012
Benefit at statuatory rate (34%)	$416,245	$(607,798)
Non-deductible expenses	97,804	63,575
Change in valuation allowance	161,160	677,572
State tax benefit, net of federal tax benefit	40,400	(58,992)
Return to provision	(715,609)	(74,357)

Net benefit from income taxes	$-	$-

NOTE 19 - STOCKHOLDERS' DEFICIT

During the year ended December 31, 2013, the Company issued 184,000,000 shares of common stock for settlement of $181,000 in accrued liabilities, 130,000,000 shares of common stock for settlement of $120,100 in accounts payables, 1,002,700,000 shares for settlement of $599,225 in debt and short-term advances, 60,000,000 shares for accrued compensation valued at $60,000, and 539,789,621 shares of common stock for settlement of $223,721 in accrued interest expense.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2012, the Company issued 55,000,000 shares of common stock for settlement of $55,000 in accounts payables, 495,000,000 shares for settlement of $148,500 in debt and short-term advances, 100,000,000 shares for accrued compensation valued at $30,000, and 72,200,000 shares of common stock for the exercise of stock options with an exercise price of $0.0001.

NOTE 20 - STOCK OPTIONS AND WARRANTS

Stock Incentive Plans - As of December 31, 2013, options to purchase a total of 201,000,000 shares of common stock had been issued and outstanding from the 2012 Stock Option Plan, out of which a maximum of 403,000,000 can be issued.  The Company's Board of Directors administers the plans, and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, nonqualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the years ended December 31, 2013 and 2012, the Company did not grant options to purchase shares of common stock to employees.

During 2013, the Company did not grant any options to purchase common shares of stock to consultants.

During 2012, the Company issued to consultants five year options to purchase 72,200,000 shares of common stock, exercisable at $0.0001.  These shares were exercised during the year with an exercise price of $0.001.

During 2013, the Company accrued for 18,800,000 employee options relating to the employment contract of the Company president, directors and officers.  The fair market value of the options accrued aggregated $28,423, using the following assumptions: five-year term, volatility of 212.05% and a discount rate of 1.31%.

During 2012, the Company accrued for 22,400,000 employee options relating to the employment contract of the Company president, directors and officers.  The fair market value of the options accrued aggregated $390,695, using the following assumptions: five-year term, volatility of 200.04% and a discount rate of between 0.34%.

A summary of the stock option activity under the Plans as of December 31, 2013, and changes during the year then ended is presented below:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Outstanding at December 31, 2011	37,800,000	$0.0130	0.51	$-
Granted	72,200,000	$0.0001
Exercised	(72,200,000)	$0.0001
Expired	(34,200,000)	$0.0140
Outstanding at December 31, 2012	3,600,000	$0.0130	0.013	$-
Granted	-	$-
Exercised	-	$-
Expired	(3,600,000)	$-
Outstanding at December 31, 2013	-	$-	-	$-

Exercisable at December 31, 2013	-	$-	-	$-

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expense for options that vested in 2013 and 2012 was $0 and $61,153, respectively.  As of December 31, 2013, the Company had no unrecognized compensation costs related to options outstanding that have not yet vested at year-end that would be recognized in subsequent periods.  The aggregate intrinsic value was based on a closing prices of $0.0123, $0.0024, and $0.001 as of December 31, 2013, 2012 and 2011, respectively.

Warrants - In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company's common stock.  The initial expiration date of the warrants was August 23, 2009.  As part of the Forbearance Agreement (see Note 12), the life of the warrants was extended one year to August 23, 2010.  The warrants had an exercise price of $0.06 per share, and vested immediately.  On January, 24, 2011, as part of the Forbearance Agreement, a warrant to purchase 25,000,000 shares of common stock was issued to YA Global.  The warrant had an exercise price of $0.02 per share and vested immediately.

NOTE 21 -SEGMENT INFORMATION
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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.  The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Year ended December 31, 2013
Sales to external customers	$1,104	$92,890	$-	$3,375,012	$3,469,006
Segment income (loss)	530,318	294,955	22,097	376,873	1,224,243
Segment assets	326,433	14,483	-	287,704	628,620
Depreciation and amortization	16,763	29,415	-	-	46,178

Year ended December 31, 2012
Sales to external customers	$1,432	$81,361	$-	$4,177,624	$4,260,417
Segment income (loss)	(782,661)	63,109	8,412	(1,076,503)	(1,787,643)
Segment assets	429,988	53,342	-	403,752	887,082
Depreciation and amortization	19,876	66,570	-	-	86,446

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 - GEOGRAPHIC INFORMATION

The Company currently maintains $13,247 of capitalized tooling costs in China.  All other revenue-producing assets are located in the United States of America.  Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.  The Company's revenue recognized and assets by geographic area are as follows:

	Revenues		Revenue-producing assets
	2013	2012	2013	2012
South America	$884,320	$908,334	$-	$-
India	-	774,772	-	-
Middle East	-	513,429	-	-
Africa	-	494,418	-	-
Eastern Europe	397,029	399,204	-	-
United States of America	1,658,699	341,685	26,609	48,984
China	150,000	291,667	13,247	37,050
Western Europe	-	243,049	-	-
Canada	176,782	96,843	-	-
Other	202,176	197,016	-	-
	$3,469,006	$4,260,417	$39,856	$86,034

NOTE 23 - SUBSEQUENT EVENTS

Conversion of Payables

In March 2014, two related parties elected to convert debt in the amount of $30,000 of their payables into 30,000,000 shares of the Company's common stock at a price of $.001 per share. The Company also agreed to prepay for services with the an unrelated party with the issuance of 20,000,000 common shares at a strike price of $.0019 on the date of issuance in the amount of $38,000.