Form 10-Q
period 2014-03-31
CIRTRAN CORP
filed 2014-07-29
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes   [  ]   No   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 29, 2014, issuer had 4,498,891,910 outstanding shares of common stock, par value $0.001.

CIRTRAN CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$180	$281
Trade accounts receivable, net of allowance for doubtful accounts of $338,880 and $832,093, respectively	35,884	6,561
Inventory, net of reserve of $2,255,041	177,215	188,634
Other	66,053	52,555
Total current assets	279,332	248,031

Investment in securities, at cost	300,000	300,000
Long-term receivable, net of allowance of $1,582,895	-	-
Property and equipment, net	31,797	39,856
Other assets, net	40,257	40,733

Total assets	$651,386	$628,620

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Checks written in excess of bank balance	$511	$41,925
Accounts payable	4,153,682	4,169,641
Related-party payable	1,250,701	1,193,901
Short-term advances payable - non-related parties	2,015,597	1,982,212
Short-term advances payable - related parties	754,839	766,939
Accrued liabilities	2,121,686	2,147,729
Accrued payroll and compensation expense	3,138,288	2,961,993
Accrued interest	1,602,852	1,482,181
Deferred revenue	2,542,991	2,592,170
Derivative liability	170,741	158,396
Convertible debenture	2,390,528	2,390,528
Current maturities of long-term debt	414,085	414,085
Current liabilities to non-controlling interest holders	2,738,556	2,728,556
Note payable to stockholders and members	151,833	151,833
Total current liabilities	23,446,890	23,182,089

Total liabilities	23,446,890	23,182,089

Stockholders’ deficit
CirTran Corporation stockholders’ deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares; issued and outstanding shares: 4,498,891,910 and 4,457,991,910	4,498,892	4,457,992
Additional paid-in capital	29,246,170	29,270,710
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(47,861,145)	(47,674,008)
Total CirTran Corporation and subsidiaries stockholders’ deficit	(14,133,083)	(13,962,306)
Non-controlling interest	(8,662,421)	(8,591,163)
Total stockholders’ deficit	(22,795,504)	(22,553,469)

Total liabilities and stockholders’ deficit	$651,386	$628,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
	2014	2013

Net sales	$351,743	$868,152
Cost of sales	(20,557)	(234,515)
Royalty Expense	-	(37,494)

Gross profit	331,186	596,143

Operating expenses
Selling, general and administrative expenses	414,904	833,452
Non-cash compensation expense	5,633	29,872
Total operating expenses	420,537	863,324

Loss from operations	(89,351)	(267,181)

Other income (expense)
Interest expense	(136,123)	(209,495)
Gain (loss) on settlement of debt	(20,576)	38,352
Gain (loss) on derivative valuation	(12,345)	5,844
Total other expense, net	(169,044)	(165,299)

Net loss	(258,395)	(432,480)

Net loss attributable to non-controlling interest	71,258	326,904

Net loss attributable to CirTran Corporation and subsidiaries	$(187,137)	$(105,576)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted-average common shares outstanding	4,470,859,326	2,864,128,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2014	2013

Cash flows from operating activities
Net loss	$(258,395)	$(432,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,059	15,138
Inventory reserves	-	(176)
Non-cash compensation expense	-	-
Gain on derivative valuation	12,345	5,844
Gain on settlement of debt	20,576	38,352
Loan fees	-	-
Changes in assets and liabilities:
Trade accounts receivable	(29,323)	79,183
Inventory	11,419	88,659
Other current assets	(13,498)	(73,249)
Other assets	476	114,714
Accounts payable	21,210	(51,262)
Related-party payable	56,800	61,712
Accrued liabilities	(26,043)	56,059
Accrued payroll and compensation expense	176,295	149,071
Refundable customer deposits	-	(201)
Accrued interest	185,066	184,986
Deferred revenue	(49,179)	(390,369)
Net cash provided by (used in) operating activities	115,808	(154,019)

Cash flows from financing activities
Proceeds from notes payable	-	-
Checks written in excess of bank balance	(41,414)	(8,194)
Proceeds from non-controlling interest	-	113,134
Proceeds from short-term advances	28,900	117,365
Payments on convertible debenture accrued interest	(64,395)	(26,854)
Payments on short-term advances non-related parties	(8,000)	(8,949)
Payments on short-term advances related parties	(31,000)	(29,650)
Net cash provided by (used in) financing activities	(115,909)	156,852

Net increase (decrease) in cash and cash equivalents	(101)	2,833
Cash and cash equivalents at beginning of period	281	7,883

Cash and cash equivalents at end of period	$180	$10,716

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,000	$26,851

Noncash investing and financing activities:
Debt and accrued liabilities converted to equity	$16,360	$1,050,508
Conversion of short-term advances, related parties for current liabilities to non-controlling interest holders	10,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2014.

NOTE 2 – REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company had a net loss of $258,395 and of $432,480 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company had an accumulated deficit of $47,861,145. In addition, the Company had cash provided by operations in the amount of $74,423 during the three months ended March 31, 2014 and used cash from operations in the amount of $154,019 during the three months ended March 31, 2013. The Company also had a negative working capital balance of $23,167,558 as of March 31, 2014, and $22,934,058 as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventories are stated at the lower of average cost or market and consisted of the following:

	March 31, 2014	December 31, 2013

Raw Materials	$1,733,462	$1,682,099
Work in Process	242,981	255,934
Finished Goods	455,813	505,642
Allowance / Reserve	(2,255,041)	(2,255,041)
Totals	$177,215	$188,634

NOTE 4 – RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders - In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to nonemployee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora’s efforts. As of March 31, 2014, the Company owed $71,130 under this arrangement. As of March 31, 2014, the Company owed Mr. Nora $616,773 in the form of unsecured advances. These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by Mr. Nora on these loans. In addition, the Company owed Mr. Nora $327,595 in accrued liabilities as of March 31, 2014, for selling, general, and administrative expenses that were paid for by Mr. Nora on a personal credit card.

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a Director of the Company. The terms of the director agreement require the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date. During the three months ended March 31, 2014, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora. The fair market value of the options was $719, using the following assumptions: 7.0-year term, estimated volatility of 246.35%, and a discount rate of 0.0% (see also Note 10).

In 2007, the Company issued a 10% promissory note to a family member of the Company President in exchange for $300,000. The note was due on demand after May 2008. During the three months ended March 31, 2014, the Company made no payments towards the outstanding note. At March 31, 2014, the principal amount owing on the note was $151,833. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member’s note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. During the three months ended March 31, 2014, the Company made no payments towards the outstanding notes. The principal balance owing on the promissory notes as of March 31, 2014, totaled $41,416.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes. The Company President and the Director of the Company signed personally for the notes. Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60-day grace period; a third note was for a term of 90 days; and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. During 2012, two of the notes with a combined balance of $411,912 were converted from short-term advances to a notes payable on CirTran’s books, with the intent to convert the liability to membership interest in Play Beverages, LLC, a consolidated variable interest entity. As of March 31, 2014, the notes have been restructured and signed directly with the Company without our president and director’s personal guaranty.

The Company has agreed to issue 6,000,000 options each year to the Company President as compensation for services provided as an officer of the Company. The terms of the employment agreement require the Company to grant to the Company President options to purchase 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date. During the three months ended March 31, 2014, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh. The fair market value of the options was $1,798, using the following assumptions: estimated 7.0-year term, estimated volatility of 246.35%, and a discount rate of 0.0% (see also Note 10).

As of March 31, 2014, the Company owed the Company President a total of $138,066 in short-term advances payable and 42,000,000 stock options with an aggregated fair value at time of grant of $166,496. These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees were waived by the Company’s President on these loans.

Sublease - In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”), entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs. The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property. Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease was for two months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights. Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore. On July 1, 2011, Katana had assumed the full lease payment, and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities. The Company recorded a rent expense of $15,000 and $15,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

YA Global Forbearance Agreements - On September 25, 2010, YA Global filed a lawsuit against the Company asserting claims for breach of contract, breaches of the uniform commercial code, and replevin. YA Global sought a judgment in the amount of $4,193,380, plus interest and attorney’s fees, as well as a writ of replevin to compel the Company to turn over equipment and other property that YA Global claims was pledged as collateral to secure obligations owing to YA Global.

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

During the three months ended March 31, 2014, the Company did not issued common stock towards the required payments.

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

Employment Agreements - On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company’s President. The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000. The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date. The employment agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board. The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company’s earnings before interest, taxes, depreciation, and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances, of all beverage products of the Company and its affiliates for the most recent fiscal year. During the three months ended March 31, 2014 and 2013, the Company incurred $1,798 and $10,171, respectively, of non-cash compensation expense related to accrual for employee stock options to be awarded per the employment contract with the president of the Company.

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

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora. The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, and a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs. The Company has accrued $1,242,000 in compensation, which is included in related-party payables as of March 31, 2014.

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

The Company entered into a forbearance agreement with ABS on March 1, 2012. As part of that agreement, among other things, the Company agreed to a settlement amount that is to be reduced by any distribution to which the Company was entitled as a creditor of ABS. Under the ABS Forbearance Agreement the minimum amount due ABS is $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement. The Company accrued $90,000 as of December 31, 2011 and made payments of $0 and 45,000 during the three months ended March 31, 2014 and 2013, respectively. The royalty accrual as of March 31, 2014 and 2013 was $0 and $45,000, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013

Settlement note, ten monthly payments, no interest, in default.	$59,120	$59,120
Promissory note to a stockholder, 10% stated interest rate, unsecured,interest due quarterly, due on demand to related party.	151,833	151,833
Promissory note to a member of AfterBev, 10% stated interest, interest payable quarterly. Due on demand, in default.	75,000	75,000
Promissory notes to 3 investors, 12% stated interest, 5% borrowing fee, due on demand to related party, in default.	72,465	72,465
Promissory note to a member of Playbev, 10% stated interest, interest payable quarterly, unsecured. Due on demand, in default.	100,000	100,000
Promissory note to an investor, 10% stated interest, interest payable quarterly, unsecured. Due on demand.	7,500	7,500
Promissory note to an investor, 0% stated interest, interest payable quarterly, unsecured. Due on demand, in default.	100,000	100,000
Total	565,918	565,918

Less current maturities	(565,918)	(565,918)

Long-term portion of notes payable	$-	$-

In January 2012, the Company issued a 10%, 5-year, $175,000 promissory note to an investor. The promissory note outstanding was $7,500 as of March 31, 2014 and December 31, 2013.

In February 2012, the Company issued an 18% interest, 90-day, $30,000 promissory note to an investor. The principal balance included a $5,000 borrowing fee. The promissory note along with accrued interest was converted to 32,000,000 shares of stock in January 2013. There was no outstanding balance as of March 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company had accrued interest owed on the notes payable in the amounts of $385,863 and $362,435, respectively. The Company recorded interest expense of $23,428 and $244,137 for the three months March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Company paid $0 of accrued interest on the notes.

Short-term advances payable

As of March 31, 2014 and December 31, 2013, the Company had $2,015,597 and $1,982,212 in short-term advances payable to unrelated parties, respectively. The short term advances to unrelated parties also had accrued interest expense of $92,219 and $79,864 as of March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014, the company made cash payments of $8,000 and accrued an additional $41,385 in short-term advances. The additional accrual is included in the loss on settlement of debt.

During the three months ended March 31, 2014, the company recorded interest expense of $27,356 and paid $15,000 of accrued interest on the unrelated party short-term advances.

NOTE 7 – CONVERTIBLE DEBENTURES

Convertible Debentures consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Convertible debenture, 5% stated interest rate, secured by all of the Company’s assets, due on December 31, 2014.	$2,390,528	$2,390,528
	2,390,528	2,390,528
Less current maturities	(2,390,528)	(2,390,528)
Long-term portion of convertible debentures	$-	$-

The convertible debentures and accrued interest are convertible into shares of the Company’s common stock at the lowest bid price for the 20 trading days prior to conversion ($0.0002 as of December 31, 2013). As of December 31, 2010, the Company was in default on the all three convertible debentures. On January 24, 2011, the Company entered into an Amended and Restated Forbearance Agreement that requires the Company to make payments according to the agreement (see Note 5). The Company subsequently defaulted under the terms of the agreement and the debenture holders are seeking their rights as secured creditors. See Note 12 regarding the actions taken by the holder of the convertible debentures in connection with the Company’s noncompliance with the Amended and Restated Forbearance Agreement.

As of March 31, 2014 and December 31, 2013, the Company had accrued interest owed on the convertible debentures in the amounts of $688,364 and $654,344, respectively. The Company recorded interest expense of $29,472 during the three months ended March 31, 2014. During the three months ended March 31, 2014 there were no payments or conversions.

As of March 31, 2014 and December, 2013, the fair value of the conversion feature for the convertible debt and associated warrants was determined to be $170,741 and $158,396, respectively which has been recorded as a derivative liability on the balance sheet.

NOTE 8 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2014, and December 31, 2013. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $12,345 and $5,844 during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, and December 31, 2013, the fair market value of the derivatives aggregated $170,741 and $158,396, respectively.

NOTE 9 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2014, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$170,741	$-	$170,741

Liabilities measured at fair value on a recurring basis at December 31, 2013, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$158,396	$-	$158,396

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company’s stockholders’ deficit increased by $187,137 as a result of the net loss attributable to CirTran Corporation for the three months ended March 31, 2014. Noncontrolling interest in consolidated subsidiaries increased stockholders’ deficit by $71,258 for the three months ended March 31, 2014, due to the operating losses of the non-controlling subsidiary.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 3,210,783,000 and 3,176,228,000 in potentially issuable common shares at March 31, 2014, and December 31, 2013, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were antidilutive.

NOTE 11 – CAPITAL STOCK

During the three months ending March 31, 2014, the Company issued 40,900,000, shares of common stock for conversion of liabilities to multiple non related parties for convertible notes and liabilities of $16,360.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Stock Incentive Plans - As of March 31, 2014, a total of 201,000,000 shares of common stock had been issued from the 2012 Stock Incentive Plan, out of which a maximum of 403,000,000 can be issued. The Company’s Board of Directors administers the plan and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, nonqualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the three months ended March 31, 2014 and 2013, the Company did not grant options to purchase shares of common stock to employees.

During 2013, the Company accrued for 18,800,000 employee options relating to the employment contract of the Company president, directors and officers. The fair market value of the options accrued aggregated $28,423, using the following assumptions: seven-year term, volatility of 212.05% and a discount rate of 1.31%.

During 2014, the Company accrued for 18,800,000 employee options relating to the employment contract of the Company president, directors and officers. The fair market value of the options accrued aggregated $5,634, using the following assumptions: seven-year term, volatility of 246.35% and a discount rate of 2.42%.

As of March 31, 2014, and December 31, 2013, the Company had a total of 125,600,000 and 106,800,000 options not issued but accrued, respectively.

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

NOTE 13 – SEGMENT INFORMATION

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Three Months Ended March 31, 2014
Sales to external customers	$-	$39,243	$-	$312,500	351,743
Segment income (loss)	(89,275)	12,810	-	334,860	258,395
Segment assets	289,526	6,605	-	355,255	651,386
Depreciation and amortization	4,039	4,020	-	-	8,059

Three Months Ended March 31, 2013
Sales to external customers	$-	$31,132	$-	$837,020	868,152
Segment income (loss)	21,509	(12,454)	-	423,425	432,480
Segment assets	338,589	37,089	-	218,337	594,015
Depreciation and amortization	4,331	10,807	-	-	15,138

NOTE 14 – GEOGRAPHIC INFORMATION

The Company currently maintains $7,842 of capitalized tooling costs in China. All other revenue-producing assets are located in the United States of America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

NOTE 15 – RECLASSIFICATIONS

Certain immaterial reclassifications have been made to the 2013 financial statements to conform to the 2014 presentation. $45,000 was reclassified from short-term advances payable – non-related parties to accrued liabilities.

NOTE 16 – SUBSEQUENT EVENTS

These financial statements considered subsequent events through July 29, 2014, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Beverage Distribution (89% and 96% of total revenue during three months ended March 31, 2014 and 2013, respectively)

CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.

Contract Manufacturing (11% and 4% of total revenue during the three months ended March 31, 2014 and 2013, respectively)

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets.

Marketing and Media (no revenues during the three months ended March 31, 2014 and 2013, respectively)

CirTran Online sells products via the Internet and provides services and support to Internet retailers.

CirTran Media provides end-to-end services to the direct-response and entertainment industries.

Electronics Assembly (no revenues during the three months ended March 31, 2014 and 2013, respectively)

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Sales and Cost of Sales

Net sales decreased to $351,743 for the three months ended March 31, 2014, as compared to $868,152 for the three months ended March 31, 2013. The decrease is primarily attributable to our ability to manage the disruption we experienced in 2013 and into 2014 with the unexpected bankruptcy proceedings initiated against PlayBev, the continuing uncertainty created by Playboy in relation to the interference with our beverage distributors, and our defenses against numerous lawsuits. Net sales in the contract manufacturing segment increased $8,111 in the three months ended March 31, 2014, as compared to the same period in 2013. Beverage distribution revenue decreased to $312,500 for the three months ended March 31, 2014, as compared to $837,020 for the quarter ended March 31, 2013. The decrease was driven by decreases in product sales and royalty revenues, as well as recognition of deferred revenue. During the three months ended March 31, 2014, and 2013, we recognized approximately $0, respectively, in revenue from prepayments under contracts that were in default and/or were terminated due to nonperformance.

Cost of sales, including royalty expense, as a percentage of sales, decreased to 6% from 27% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, respectively. Consequently, the gross profit margin increased to 94% from 69%, for the three months ended March 31, 2014 and 2013, respectively. The increase in gross profit margin is attributable to an increase in revenues from royalty agreements that have an overall lower cost and the settlement of royalty expense contracts during 2013.

The following charts present comparisons of sales, cost of sales, and gross profits generated by our two operating segments, beverage distribution and contract manufacturing during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31:

Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin

Beverage Distribution	2014	$312,500	$20,557	$-	$291,943
	2013	837,020	234,414	37,494	565,112
Contract Manufacturing	2014	39,243	-	-	39,243
	2013	31,132	101	-	31,031
Electronics Assembly	2014	-	-	-	-
	2013	-	-	-	-
Marketing / Media	2014	-	-	-	-
	2013	-	-	-	-

Selling, General, and Administrative Expenses

During the three months ended March 31, 2014, selling, general, and administrative expenses decreased by $418,548 to $414,904 from $833,452 for the same period during 2013. The decrease in selling, general, and administrative expenses was driven primarily by a decrease in consulting and accounting fees of $77,200, a decrease of legal fees of $237,056, a decrease in travel expense of $23,381, a decrease in bad debt expense of $29,324, and a decrease in sales commission expense of $33,854.

Noncash Compensation Expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $5,633 for the three months ended March 31, 2014, as compared to $29,872 for the three months ended March 31, 2013, as a result of the employee stock options accrued for per the respective employment agreements.

Other Income and Expense

Interest expense recorded in the Condensed Consolidated Statements of Operations combines both accretion expense and interest expense. The combined interest expense for the three months ended March 31, 2014, was $136,123, as compared to $209,495 for the three months ended March 31, 2013, a decrease of 35%. The decrease in the combined interest expense was driven by the reduction in accretion expense recorded for the three months ended March 31, 2014.

We recorded a loss of $12,345 on our derivative valuation for the three months ended March 31, 2014, as compared to a gain of $5,844 recorded for the three months ended March 31, 2013. The swing in the derivative valuation is primarily the result of the change in estimating the fair value of convertible debentures and associated warrants from using the Black-Scholes model to a multinomial lattice model, together with the varying market values of our common stock.

We recorded a loss of $20,576 on our settlement of debt for the three months ended March 31, 2014, as compared to a gain of $38,352 recorded for the three months ended March 31, 2013. This was a result of settling payable, accrued liabilities and debt for equity offset by an additional accrual of short-term advances payable. See Notes 6 – Notes Payable and 11 – Capital Stock in the notes to the unaudited financial statements above for more details.

As a result of these factors, our overall net loss decreased to $258,395 for the three months ended March 31, 2014, as compared to net loss of $432,480 for the three months ended March 31, 2013. The net loss attributable to CirTran Corporation and subsidiaries was $187,137 for the three months ended March 31, 2014, and a net loss of $71,258 was attributable to a non-controlling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $47,864,145 at March 31, 2014, and $47,674,008 at December 31, 2013. Our current liabilities exceeded our current assets by $23,167,558 as of March 31, 2014, and by $22,934,058 as of December 31, 2013.

Cash

The amount of cash provided by operating activities during the three months ended March 31, 2014, increased by $269,827, driven primarily by deferred revenue. The amount of cash used in financing activities during the three months ended March 31, 2014, increased by $272,761, driven primarily from conversion of debt to equity and checks written in excess of bank balance.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $29,323 during the three months ended March 31, 2014. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable. We eliminate the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a variable interest entity.

Accounts Payable and Accrued Liabilities

During the three months ended March 31, 2014, accounts payable, accrued liabilities, advances payable, interest payable, and short-term debt increased by $333,049 to a combined balance of $15,037,645 as of March 31, 2014. The increase includes a decrease of $26,043 in accrued liabilities, a $120,671 increase in interest payable, an increase of $176,295 in accrued payroll and compensation, and a $15,959 decrease in accounts payable. The increase in accounts payable activity is a result of continued PlayBev-related services performed during the three months ended March 31, 2014, for beverage development, distribution, marketing, and legal services. At March 31, 2014, we owed $1,250,701 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

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

Convertible Debentures

We had outstanding convertible debentures with an aggregate outstanding balance of $3,078,983 as of March 31, 2014, including accrued interest of $688,364. We have entered into forbearance agreements following our previous defaults in payments in order to obtain extended payment terms. Under our most recent agreement reached with the lender in the second quarter of 2013, we are required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013. The amount of our required monthly cash payments is reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock. Any amount credited against the debenture obligation in excess of $100,000 per month is credited against the amounts due in the next succeeding month. During the three months ended March 31, 2014, we did not issue any common stock towards the required monthly payments. The amount of cash required to meet our payment obligations under the debentures will depend on the lender’s decision to convert amounts to common stock, which will in turn depend on the trading market prices and volumes for our common stock, over which we have no control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at March 31, 2014, due to the fact that the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, had not been remediated as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION
(Registrant)

Date: July 29, 2014	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)

