Form 10-Q
period 2014-06-30
CIRTRAN CORP
filed 2014-08-28
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 28, 2014, issuer had 4,498,891,910 outstanding shares of common stock, par value $0.001.

CIRTRAN CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$200	$281
Trade accounts receivable, net of allowance for doubtful accounts of $338,880 and $832,093, respectively	52,510	6,561
Inventory, net of reserve of $2,255,041	141,540	188,634
Other	68,793	52,555
Total current assets	263,043	248,031

Investment in securities, at cost	300,000	300,000
Long-term receivable, net of allowance of $1,582,895	-	-
Property and equipment, net	25,491	39,856
Other assets, net	46,942	40,733

Total assets	$635,476	$628,620

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Checks written in excess of bank balance	$7,754	$41,925
Accounts payable	4,063,473	4,169,641
Related-party payable	1,312,766	1,193,901
Short-term advances payable - non-related parties	2,107,597	1,982,212
Short-term advances payable - related parties	773,539	766,939
Accrued liabilities	1,996,895	2,147,729
Accrued payroll and compensation expense	3,303,983	2,961,993
Accrued interest	1,735,703	1,482,181
Deferred revenue	2,522,473	2,592,170
Derivative liability	634,341	158,396
Convertible debenture	2,390,528	2,390,528
Current maturities of long-term debt	414,085	414,085
Current liabilities to non-controlling interest holders	2,738,556	2,728,556
Note payable to stockholders and members	151,833	151,833
Total current liabilities	24,153,526	23,182,089

Total liabilities	24,153,526	23,182,089

Stockholders’ deficit
CirTran Corporation stockholders’ deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares; issued and outstanding shares: 4,498,891,910 and 4,457,991,910	4,498,892	4,457,992
Additional paid-in capital	29,246,170	29,270,710
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(48,381,313)	(47,674,008)
Total CirTran Corporation and subsidiaries stockholders’ deficit	(14,653,251)	(13,962,306)
Non-controlling interest	(8,864,799)	(8,591,163)
Total stockholders’ deficit	(23,518,050)	(22,553,469)

Total liabilities and stockholders’ deficit	$635,476	$628,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$547,870	$1,096,691	$899,613	$1,964,843
Cost of sales	(59,858)	(195,953)	(80,415)	(430,468)
Royalty Expense	-	-	-	(37,494)

Gross profit	488,012	900,738	819,198	1,496,881

Operating expenses
Selling, general and administrative expenses	666,785	818,704	1,081,689	1,652,156
Non-cash compensation expense	-	1,000	5,633	30,872
Total operating expenses	666,785	819,704	1,087,322	1,683,028

Loss from operations	(178,773)	81,034	(268,124)	(186,147)

Other income (expense)
Interest expense	(158,336)	(156,115)	(294,459)	(365,610)
Gain (loss) on settlement of debt	78,163	1,405,205	57,587	1,443,557
Gain (loss) on derivative valuation	(463,600)	365,222	(475,945)	371,066
Total other expense, net	(543,773)	1,614,312	(712,817)	1,449,013

Net income (loss)	(722,546)	1,695,346	(980,941)	1,262,866

Less net income (loss) attributable to non-controlling interest	202,378	(1,164,172)	273,636	(837,268)

Net income (loss) attributable to CirTran Corporation and subsidiaries	$(520,168)	$531,174	$(707,305)	$425,598

Basic and diluted loss per common share	$(0.00)	$0.00	$(0.00)	$0.00
Basic and diluted weighted-average common shares outstanding	4,498,891,910	3,393,814,977	4,484,881,965	3,122,082,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2014	2013

Cash flows from operating activities
Net income (loss)	$(980,941)	$1,262,866
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,365	26,998
Inventory reserves	-	(604)
(Gain) Loss on derivative valuation	475,945	(371,066)
(Gain) Loss on settlement of debt	(57,587)	(1,443,557)
Non-cash compensation expense	5,633	30,872
Expenses paid by third-party on behalf of the company	100,000	-
Loan fees	25,000	-
Changes in assets and liabilities:
Trade accounts receivable	(45,949)	(245,304)
Inventory	47,094	46,363
Other current assets	(16,238)	(273,170)
Other assets	(6,209)	95,502
Accounts payable	9,164	18,509
Related-party payable	118,865	122,258
Accrued liabilities	(156,457)	90,808
Accrued payroll and compensation expense	341,990	242,334
Accrued interest	268,522	392,609
Deferred revenue	(69,697)	20,530
Net cash provided by operating activities	73,500	15,948

Cash flows from financing activities
Checks written in excess of bank balance	(34,171)	(17,118)
Proceeds from non-controlling interest	-	279,079
Proceeds from short-term advances non-related parties	25,000	23,500
Proceeds from short-term advances related parties	61,800	219,556
Payments on accrued interest	(15,000)	-
Payments on convertible debenture accrued interest	-	(64,395)
Payments on short-term advances non-related parties	(66,000)	(165,938)
Payments on short-term advances related parties	(45,200)	(252,450)
Net cash provided by (used in) financing activities	(73,571)	22,234

Net increase (decrease) in cash and cash equivalents	(71)	38,182
Cash and cash equivalents at beginning of period	281	7,883

Cash and cash equivalents at end of period	$210	$46,065

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38,000	$64,395

Noncash investing and financing activities:
Debt and accrued liabilities converted to equity	$16,360	$1,204,362
Conversion of short-term advances, related parties for current liabilities to non-controlling interest holders	10,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2014.

NOTE 2 – REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company had a net loss of $980,941 and net income of $1,262,866 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company had an accumulated deficit of $48,381,313. In addition, the Company had cash provided by operations in the amount of $73,490 during the six months ended June 30, 2014, and cash provided by operations in the amount of $15,948 during the six months ended June 30, 2013. The Company also had a negative working capital balance of $23,890,483 as of June 30, 2014, and $22,934,058 as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventories are stated at the lower of average cost or market and consisted of the following:

	June 30, 2014	December 31, 2013
Raw Materials	$1,733,060	$1,682,099
Work in Process	217,999	255,934
Finished Goods	445,522	505,642
Allowance / Reserve	(2,255,041)	(2,255,041)

Totals	$141,540	$188,634

NOTE 4 – RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders - In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to nonemployee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora’s efforts. As of June 30, 2014, the Company owed $72,851 under this arrangement. As of June 30, 2014, the Company owed Mr. Nora $616,773 in the form of unsecured advances. These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees on these loans were waived by Mr. Nora. In addition, the Company owed Mr. Nora $255,872 in accrued liabilities as of June 30, 2014, for selling, general, and administrative expenses that were paid for by Mr. Nora on a personal credit card. As of June 30, 2014, Mr. Nora had $685,000 in accrued management fees for PlayBev, which is included in related party payables. (see Note 5 under Employment Agreements)

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a Director of the Company. The terms of the director agreement require the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date. During the six months ended June 30, 2014, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora. The fair market value of the options was $719, using the following assumptions: seven-year term, estimated volatility of 246.35%, and a discount rate of 0.0% (see also Note 12).

In 2007, the Company issued a 10% promissory note to a family member of the Company President in exchange for $300,000. The note was due on demand after May 2008. During the three months ended June 30, 2014, the Company made no payments on the outstanding note. At June 30, 2014, the principal amount owing on the note was $151,833. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member’s note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. During the six months ended June 30, 2014, the Company made no payments on the outstanding notes. The principal balance owing on the promissory notes as of June 30, 2014, totaled $41,416.

On April 2, 2009, the Company President and a Director of the Company borrowed from a third party a total of $890,000 in the form of four short-term promissory notes. The Company President and the Director of the Company signed personally for the notes. Because the loans were used to pay obligations of the Company, the Company has assumed full responsibility for the notes. Two of the notes were for a term of 60 days, with a 60-day grace period; a third note was for a term of 90 days; and a fourth note was for 24 days. Loan fees totaling $103,418 were incurred with the issuance of the notes and are payable upon maturity of the notes. During 2012, two of the notes with a combined balance of $411,912 were converted from short-term advances to a notes payable on The Company’s books, with the intent to convert the liability to a membership interest in Play Beverages, LLC, a consolidated variable interest entity. As of June 30, 2014, the notes had been restructured, incurred directly by the Company, without the Company President and the Director’s personal guaranty.

The Company has agreed to issue 6,000,000 options each year to the Company President as compensation for services provided as an officer of the Company. The terms of the employment agreement require the Company to grant to the Company President options to purchase 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date. During the six months ended June 30, 2014, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh. The fair market value of the options was $1,798, using the following assumptions: estimated seven-year term, estimated volatility of 246.35%, and a discount rate of 0.0% (see also Note 12).

As of June 30, 2014, the Company owed the Company President a total of $156,766 in short-term advances payable and 42,000,000 stock options with an aggregated fair value at time of grant of $166,496. These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees on these loans were waived by the Company’s President.

Sublease - In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”), entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs. The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property. Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease was for two months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights. Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore. On July 1, 2011, Katana had assumed the full lease payment, and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities. The Company recorded a rent expense of $35,000 and $30,000 for the six months ended June 30, 2014 and 2013, respectively.

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

YA Global Forbearance Agreements - On February 22, 2013, the Company entered into a Ratification Agreement with YA Global (the “2013 Ratification Agreement”). Under the 2013 Ratification Agreement, the Company ratified the obligations under three existing Convertible Debentures dated May 26, 2005, December 30, 2005, and August 23, 2006, and agreed to amend, restate, and consolidate the obligations evidenced thereby into a Consolidated Debenture.

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

During the six months ended June 30, 2014, the Company did not issue any common stock against the required payments.

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

Employment Agreements - On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company’s President. The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000. The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date. The employment agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board. The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company’s earnings before interest, taxes, depreciation, and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances, of all beverage products of the Company and its affiliates for the most recent fiscal year. During the six months ended June 30, 2014 and 2013, the Company incurred $1,798 and $10,171, respectively, of noncash compensation expense related to accrual for employee stock options to be awarded per the employment contract with Mr. Hawatmeh.

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

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora. The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, and a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs. The Company has accrued $1,305,000 in compensation, which is included in related-party payables as of June 30, 2014.

Advanced Beauty Solutions, LLC - On March 22, 2012, the Company and ABS entered into a formal forbearance agreement, dated as of March 1, 2012 (the “ABS Forbearance Agreement”), whereby ABS agreed to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of the definitive ABS Forbearance Agreement and satisfaction of applicable conditions precedent. The ABS Forbearance Agreement calls for the Company to pay $7,500 per month for 46 consecutive months (except for a payment of $15,000 in December 2012), commencing in March 2012, with the unpaid balance, as finally determined as provided below, due and payable in January 2016. No interest on the principal would accrue unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Forbearance Agreement. In addition, the Company stipulated to an additional judgment for attorney’s fees incurred in negotiating the ABS Forbearance Agreement and entering into the related definitive agreements and in related post-judgment collection efforts. The obligation to pay $1,835,000 under the ABS Forbearance Agreement would be secured by an encumbrance on all of the Company’s assets, subject to a prior lien and encumbrance in favor of YA Global.

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

The Company entered into a forbearance agreement with ABS on March 1, 2012. As part of that agreement, among other things, the Company agreed to a settlement amount that is to be reduced by any distribution to which the Company was entitled as a creditor of ABS. Under the ABS Forbearance Agreement the minimum amount due ABS is $90,000, which is the amount payable during the first 12 months under the ABS Forbearance Agreement. The Company accrued $90,000 as of December 31, 2011, and made payments of $0 and $45,000 during the six months ended June 30, 2014 and 2013, respectively. The royalty accrual as of June 30, 2014 and 2013, was $0 and $45,000, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable to stockholders and members consisted of a promissory note to a stockholder due on demand with a 10% stated interest rate, unsecured, with interest due quarterly. The principal balance was $151,833 as of June, 30, 2014, and December 31, 2013.

Notes payable consisted of the following at June 30, 2014, and December 31, 2013:

	2014	2013
Promissory notes to three investors, 12% stated interest, 5% borrowing fee, due on demand to related party, in default.	$72,465	$72,465
Settlement note, 10 monthly payments, no interest, in default.	59,120	59,120
Promissory note to a member of AfterBev Group LLC, 10% stated interest, interest payable quarterly. Due on demand, in default.	75,000	75,000

Promissory note to a member of PlayBev, 10% stated interest, interest payable quarterly, unsecured. Due on demand, in default.	100,000	100,000
Promissory note to an investor, 0% stated interest, interest payable quarterly, unsecured. Due on demand, in default.	100,000	100,000
Promissory note to an investor, 10% stated interest, interest payable quarterly, unsecured. Due on demand.	7,500	7,500
Total	414,085	414,085
Less current maturities	(414,085)	(414,085)
Long-term portion of notes payable	$-	$-

In January 2012, the Company issued a 10%, five-year, $175,000 promissory note to an investor. The promissory note outstanding was $7,500 as of June 30, 2014, and December 31, 2013.

As of June 30, 2014, and December 31, 2013, the Company had accrued interest owed on the notes payable in the amounts of $409,341 and $362,435, respectively. The Company recorded interest expense of $46,907 and $244,137 for the six months June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the Company paid $0 of accrued interest on the notes.

Short-term advances payable

As of June 30, 2014 and December 31, 2013, the Company had $2,107,597 and $1,982,212, respectively, in short-term advances payable to unrelated parties. The short-term advances to unrelated parties also had accrued interest expense of $119,868 and $79,864 as of June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014, the Company made cash payments of $66,000 and recorded a loss from settlement of short-term advances payable in the amount of $41,385. The additional accrual is included in the loss on settlement of debt. The Company also increased short-term advances payable to unrelated parties by $125,000 for expenses, $25,000 of which relates to loan fees, paid on behalf of the company by outside parties and $25,000 for cash received from third parties.

During the six months ended June 30, 2014, the Company recorded interest expense of $55,005 and paid $15,000 of accrued interest on the unrelated party short-term advances.

NOTE 7 – CONVERTIBLE DEBENTURES

Convertible Debentures consisted of the following as of June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013

Convertible debenture, 5% stated interest rate, secured by all of the Company’s assets, due on December 31, 2014.	$2,390,528	$2,390,528
	2,390,528	2,390,528
Less current maturities	(2,390,528)	(2,390,528)
Long-term portion of convertible debentures	$-	$-

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

As of June 30, 2014, and December 31, 2013, the Company had accrued interest owed on the convertible debentures in the amounts of $718,164 and $654,344, respectively. The Company recorded interest expense of $59,272 during the six months ended June 30, 2014. During the six months ended June 30, 2014, there were no payments or conversions.

As of June 30, 2014 and December, 2013, the fair value of the conversion feature for the convertible debt and associated warrants was determined to be $634,341 and $158,396, respectively which has been recorded as a derivative liability on the balance sheet.

NOTE 8 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2014, and December 31, 2013. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of ($475,945) and $371,066 during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, and December 31, 2013, the fair market value of the derivatives aggregated $634,341 and $158,396, respectively, using the following assumptions: estimated 1.5-0.5-year term, estimated volatility of 292.28-32.87%, and a discount rate of 0.06-0.29%.

NOTE 9 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one -- Quoted market prices in active markets for identical assets or liabilities;

●	Level two -- Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three -- Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2014, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$634,341	$-	$634,341

Liabilities measured at fair value on a recurring basis at December 31, 2013, are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of derivatives	$-	$158,396	$-	$158,396

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company’s stockholders’ deficit increased by $964,581 as a result of the net loss attributable to CirTran Corporation for the six months ended June 30, 2014. The Company’s noncontrolling interest in consolidated subsidiaries increased stockholders’ deficit by $273,636 for the six months ended June 30, 2014, due to the operating losses of the noncontrolled subsidiary.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 3,210,783,000 and 3,176,228,000 in potentially issuable common shares at June 30, 2014, and December 31, 2013, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were antidilutive.

NOTE 11 – CAPITAL STOCK

During the six months ending June 30, 2014, the Company issued 40,900,000 shares of common stock for conversion of liabilities to multiple nonrelated parties for convertible notes and liabilities of $16,360.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Stock Incentive Plans - As of June 30, 2014, a total of 201,000,000 shares of common stock had been issued from the 2012 Stock Incentive Plan, out of which a maximum of 403,000,000 can be issued. The Company’s Board of Directors administers the plan and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, nonqualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the six months ended June 30, 2014 and 2013, the Company did not grant any options to purchase shares of common stock to employees.

During 2013, the Company accrued for 18,800,000 employee options relating to the employment contract of the Company’s president, directors, and officers. The fair market value of the options accrued aggregated $28,423, using the following assumptions: seven-year term, volatility of 212.05%, and a discount rate of 1.31%.

During 2014, the Company accrued for 18,800,000 employee options relating to the employment contract of the Company’s president, directors, and officers. The fair market value of the options accrued aggregated $5,634, using the following assumptions: seven-year term, volatility of 246.35%, and a discount rate of 2.42%.

As of June 30, 2014, and December 31, 2013, the Company had a total of 125,600,000 and 106,800,000, respectively, in options not issued but accrued.

Warrants - In connection with the YA Global convertible debenture issued in August 2006, the Company issued three-year warrants to purchase 15,000,000 shares of the Company’s common stock. The initial expiration date of the warrants was August 23, 2009. As part of the Forbearance Agreement (see Note 5), the life of the warrants was extended one year to August 23, 2010. The warrants had an exercise price of $0.06 per share and vested immediately. On January, 24, 2011, as part of the Forbearance Agreement, a warrant to purchase 25,000,000 shares of common stock was issued to YA Global. The warrant had an exercise price of $0.02 per share and vested immediately and expires December 2015.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Three Months Ended June 30, 2014
Sales to external customers	$-	$109,717	$-	$438,153	$547,870
Segment income (loss)	(339,027)	19,379	-	(402,898)	(722,546)
Segment assets	331,355	(47,945)	-	352,066	635,476
Depreciation and amortization	3,476	2,830	-	-	6,306

Three Months Ended June 30, 2013
Sales to external customers	$-	$26,080	$-	$1,070,611	$1,096,691
Segment income (loss)	276,804	26,376	(25)	527,231	830,386
Segment assets	405,365	49,346	-	820,769	1,275,480
Depreciation and amortization	4,269	7,591	-	-	11,860

Six Months Ended June 30, 2014
Sales to external customers	$-	$148,960	$-	$750,653	$899,613
Segment income (loss)	(273,988)	6,569	-	(713,522)	(980,941)
Segment assets	331,355	(47,945)	-	352,066	635,476
Depreciation and amortization	7,515	6,850	-	-	14,365

Six Months Ended June 30, 2013
Sales to external customers	$-	$57,212	$-	$1,907,631	$1,964,843
Segment income (loss)	29,313	13,922	(25)	950,656	993,866
Segment assets	405,365	49,346	-	820,769	1,275,480
Depreciation and amortization	8,600	18,398	-	-	26,998

NOTE 14 – GEOGRAPHIC INFORMATION

The Company currently maintains $7,842 of capitalized tooling costs in China. All other revenue-producing assets are located in the United States of America. Revenues are attributed to the geographic areas based on the location of the customers purchasing the products.

NOTE 15 – RECLASSIFICATIONS

Certain amounts have been reclassified in the 2013 financial statements to conform to the 2014 presentation, short-term advances payable – non-related parties of $45,000 was reclassified to accrued liabilities.

NOTE 16 – SUBSEQUENT EVENTS

These financial statements considered subsequent events through August 28, 2014, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We manufacture, market, and distribute internationally an energy drink under a license, now in dispute, with Playboy Enterprises, Inc., or Playboy, and in the U.S. we provide a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs (original equipment manufacturers) in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our services include pre-manufacturing, manufacturing, and post-manufacturing services. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing.

We are engaged in the following business segments.

Beverage Distribution (83% and 96% of total revenue during six months ended June 30, 2014 and 2013, respectively):

CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.

Contract Manufacturing (17% and 4% of total revenue during the six months ended June 30, 2014 and 2013, respectively):

CirTran Products pursues contract-manufacturing relationships in the U.S. consumer products markets, including licensed merchandise sold in the sports and entertainment markets.

CirTran Asia manufactures and distributes electronics, consumer products, and general merchandise to companies selling in international markets.

Marketing and Media (no revenues during the six months ended June 30, 2014 and 2013, respectively):

CirTran Online sells products via the Internet and provides services and support to Internet retailers.

CirTran Media provides end-to-end services to the direct-response and entertainment industries.

Electronics Assembly (no revenues during the six months ended June 30, 2014 and 2013, respectively):

CirTran Corporation (“CirTran USA”) provides low-volume electronics assembly activities consisting primarily of placing and attaching electronic and mechanical components on printed circuit boards and flexible (i.e., bendable) cables.

Forward-Looking Statements

The statements contained in this report that are not purely historical are considered to be “forward-looking statements.” These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements. The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected in such forward-looking statements. We expressly disclaim any obligation or intention to update any forward-looking statement.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2014 and 2013

Sales and Cost of Sales

Gross profit decreased to $488,012 for the three months ended June 30, 2014, as compared to $900,738 for the three months ended June 30, 2013. Gross profit decreased to $819,198 for the six months ended June 30, 2014, as compared to $1,496,881 for the six months ended June 30, 2013. The decrease is primarily attributable to our ability to manage the disruption we experienced in 2013 and into 2014 with the unexpected bankruptcy proceedings initiated against PlayBev, the continuing uncertainty created by Playboy in relation to the interference with our beverage distributors, and our defenses against numerous lawsuits. Net sales in the contract manufacturing segment increased $86,637 in the three months ended June 30, 2014, as compared to the same period in 2013. Beverage distribution revenue decreased to $438,153 for the three months ended June 30, 2014, as compared to $1,070,611 for the quarter ended June 30, 2013. Net sales in the contract manufacturing segment increased $91,748 in the six months ended June 30, 2014, as compared to the same period in 2013. Beverage distribution revenue decreased to $750,653 for the six months ended June 30, 2014, as compared to $1,907,631 for the quarter ended June 30, 2013. The decrease was driven by decreases in product sales and royalty revenues, as well as less recognition of deferred revenue. During each of the three months and six months ended June 30, 2014, and 2013, we recognized approximately $0 in revenue from prepayments under contracts that were in default and/or were terminated due to nonperformance.

Cost of sales, including royalty expense, as a percentage of sales, decreased to 11% from 18% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, respectively, and decreased to 9% from 24% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, respectively. Consequently, the gross profit margin increased to 91% from 76%, for the six months ended June 30, 2014 and 2013, respectively. The increase in gross profit margin is attributable to an increase in revenues from royalty agreements that have an overall lower cost and the settlement of royalty expense contracts during 2013.

The following charts present comparisons of sales, cost of sales, and gross profits generated by our two operating segments, beverage distribution and contract manufacturing during the six months ended June 30, 2014 and 2013:

Six months Ended June 30:

Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2014	$750,653	$80,415	$-	$670,238
	2013	878,830	246,763	526,015	106,052
Contract Manufacturing	2014	148,960	-	-	148,960
	2013	55,625	201	-	55,424

Three months Ended June 30:

Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2014	$438,153	$59,858	$-	$378,295
	2013	291,214	8,613	5,011	277,590
Contract Manufacturing	2014	109,717	-	-	109,717
	2013	24,541	201	-	24,340

Selling, General, and Administrative Expenses

During the six months ended June 30, 2014, selling, general, and administrative expenses decreased by $570,467 to $1,081,689 from $1,652,156 for the same period during 2013. The decrease in selling, general, and administrative expenses was driven primarily by a decrease in consulting and accounting fees of $104,510, a decrease of legal fees of $276,072, a decrease in travel expense of $75,216, and a decrease in sales commission expense of $96,828.

Noncash Compensation Expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $0 for the three months ended June 30, 2014, as compared to $1,000 for the three months ended June 30, 2013, and $5,633 for the six months ended June 30, 2014, as compared to $30,872 for the six months ended June 30, 2013, as a result of the employee stock options accrued for pursuant to the respective employment agreements.

Other Income and Expense

Interest expense for the three months ended June 30, 2014 was $158,336, as compared to $156,115 for the three months ended June 30, 2013, an increase of 1.4%. Interest expense for the six months ended June 30, 2014, was $294,459, as compared to $365,610 for the six months ended June 30, 2013. The decrease in the combined interest expense was driven by the reduction in interest-bearing liabilities during the six months ended June 30, 2014, and a decrease in the interest rate on the convertible debentures.

We recorded a loss of $463,600 on our derivative valuation for the three months ending June 30, 2014, as compared to a gain of $365,222 recorded for the three months ended June 30, 2013. We recorded a loss of $475,945 on our derivative valuation for the six months ended June 30, 2014, as compared to a gain of $371,066 recorded for the six months ended June 30, 2013. The swing in the derivative valuation is primarily the result of the change in estimating the fair value of convertible debentures and associated warrants from using the Black-Scholes model to a multinomial lattice model, together with the varying market values of our common stock.

We recorded a gain of $57,587 on our settlement of debt for the six months ended June 30, 2014. We recorded a gain of $78,163 on our settlement of debt for the three months ended June 30, 2014. This was a result of settling accounts payable and accrued liabilities with various vendors.

As a result of these factors, our overall net loss increased to $722,546 for the three months ended June 30, 2014, as compared to net income of $1,695,346 for the three months ended June 30, 2013. The net loss attributable to the Company was $520,168 for the three months ended June 30, 2014, and a net loss of $202,378 was attributable to a non-controlling equity interest in PlayBev. Net loss increased to $980,941 for the six months ended June 30, 2014, as compared to net income of $1,262,866 for the six months ended June 30, 2013. The net loss attributable to the Company was $707,305 for the six months ended June 30, 2014, and net loss of $273,636 was attributable to a non-controlling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $48,381,313 at June 30, 2014, and $47,674,008 at December 31, 2013. Our current liabilities exceeded our current assets by $23,890,483 as of June 30, 2014, and by $22,934,058 as of December 31, 2013.

Cash

The amount of cash provided by operating activities during the six months ended June 30, 2014, increased by $57,542, driven primarily by deferred expenses and expenses paid by third-parties on behalf of the company. The amount of cash used in financing activities during the six months ended June 30, 2014, increased by $95,805, driven primarily from conversion of debt to equity and checks written in excess of bank balance.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $45,949 during the six months ended June 30, 2014. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable. We eliminate the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a variable interest entity.

Accounts Payable and Accrued Liabilities

During the six months ended June 30, 2014, accounts payable, accrued liabilities, advances payable, interest payable, and short-term debt increased by $589,360 to a combined balance of $15,293,956 as of June 30, 2014. The increase includes a decrease of $150,834 in accrued liabilities, a $253,522 increase in interest payable, an increase of $341,990 in accrued payroll and compensation, and a $106,168 decrease in accounts payable. The decrease in accounts payable activity is a result of payments made by outside investors for continued PlayBev-related services performed during the six months ended June 30, 2014, for beverage development, distribution, marketing, and legal services. At June 30, 2014, we owed $2,107,597 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

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

Convertible Debentures

We had convertible debentures with an aggregate outstanding balance of $3,108,692 as of June 30, 2014, including accrued interest of $718,164. We have entered into forbearance agreements following our previous defaults in payments in order to obtain extended payment terms. Under our most recent agreement reached with the lender in the second quarter of 2013, we are required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013. The amount of our required monthly cash payments is reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock. Any amount credited against the debenture obligation in excess of $100,000 per month is credited against the amounts due in the next succeeding month. During the six months ended June 30, 2014, we did not issue any common stock against the required monthly payments. The amount of cash required to meet our payment obligations under the debentures will depend on the lender’s decision to convert amounts to common stock, which will in turn depend on the trading market prices and volumes for our common stock, over which we have no control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at June 30, 2014, due to the fact that the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, had not been remediated as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION
(Registrant)

Date: August 28, 2014	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)

