Form 10-Q
period 2014-09-30
CIRTRAN CORP
filed 2014-11-19
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 17, 2014, issuer had 4,498,891,910 outstanding shares of common stock, par value $0.001.

CIRTRAN CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$200	$281
Trade accounts receivable, net of allowance for doubtful accounts of $338,880 and $832,093, respectively	37,545	6,561
Inventory, net of reserve of $2,255,041	173,903	188,634
Other	72,370	52,555
Total current assets	284,018	248,031

Investment in securities, at cost	300,000	300,000
Long-term receivable, net of allowance of $1,582,895	-	-
Property and equipment, net	22,039	39,856
Other assets, net	45,441	40,733

Total assets	$651,498	$628,620

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Checks written in excess of bank balance	$23,155	$41,925
Accounts payable	4,040,689	4,169,641
Related-party payable	1,374,566	1,193,901
Short-term advances payable - non-related parties	2,165,321	1,982,212
Short-term advances payable - related parties	786,382	766,939
Accrued liabilities	1,792,237	2,147,729
Accrued payroll and compensation expense	3,471,912	2,961,993
Accrued interest	1,872,031	1,482,181
Deferred revenue	2,586,136	2,592,170
Derivative liability	464,962	158,396
Convertible debenture	2,390,528	2,390,528
Current maturities of long-term debt	414,085	414,085
Current liabilities to non-controlling interest holders	2,738,556	2,728,556
Note payable to stockholders and members	151,833	151,833
Total current liabilities	24,272,393	23,182,089

Total liabilities	24,272,393	23,182,089

Stockholders’ deficit
CirTran Corporation stockholders’ deficit:
Common stock, par value $0.001; authorized 4,500,000,000 shares; issued and outstanding shares: 4,498,891,910 and 4,457,991,910	4,498,892	4,457,992
Additional paid-in capital	29,246,170	29,270,710
Subscription receivable	(17,000)	(17,000)
Accumulated deficit	(48,371,759)	(47,674,008)
Total CirTran Corporation and subsidiaries stockholders’ deficit	(14,643,697)	(13,962,306)
Non-controlling interest	(8,977,198)	(8,591,163)
Total stockholders’ deficit	(23,620,895)	(22,553,469)

Total liabilities and stockholders’ deficit	$651,498	$628,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$200,871	$658,361	$1,100,484	$2,623,204
Cost of sales	(6,965)	(124,235)	(87,380)	(554,703)
Royalty Expense	-	-	-	(37,494)

Gross profit	193,906	534,126	1,013,104	2,031,007

Operating expenses
Selling, general and administrative expenses	325,146	892,245	1,406,835	2,575,273
Total operating expenses	319,513	892,245	1,406,835	2,575,273

Loss from operations	(125,607)	(358,119)	(393,731)	(544,266)

Other income (expense)
Interest expense	(146,617)	(198,962)	(441,076)	(564,572)
Gain on settlement of debt	-	260,061	57,587	1,703,618
Gain (loss) on derivative valuation	169,379	104,494	(306,566)	475,560
Total other expense, net	22,762	165,593	(690,055)	1,614,606

Net income (loss)	(102,845)	(192,526)	(1,083,786)	1,070,340

Less net income (loss) attributable to non-controlling interest	112,399	343,264	386,035	(494,004)

Net income (loss) attributable to CirTran Corporation and subsidiaries	$9,554	$150,738	$(697,751)	$576,336

Basic and diluted loss per common share	$0.00	$0.00	$(0.00)	$0.00
Basic and diluted weighted-average common shares outstanding	4,498,891,910	3,996,671,346	4,489,608,265	3,436,274,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2014	2013

Cash flows from operating activities
Net income (loss)	$(1,083,786)	$1,070,340
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,817	38,118
Inventory reserves	-	(755)
(Gain) Loss on derivative valuation	306,566	(475,560)
Current liabilities to non-controlling interest holders	-	124,365
(Gain) on settlement of debt	(57,587)	(1,703,618)
Non-cash compensation expense	-	30,872
Expenses paid by third-party on behalf of the company	100,000	-
Loan fees	25,000	-
Changes in assets and liabilities:
Trade accounts receivable	(30,984)	(144,075)
Inventory	14,731	(141,816)
Other current assets	(19,815)	(19,785)
Other assets	(4,708)	199,128
Accounts payable	(13,620)	(287,793)
Related-party payable	180,665	180,128
Accrued liabilities	(355,492)	251,463
Accrued payroll and compensation expense	509,919	373,074
Refundable customer deposits	-	127,798
Accrued interest	389,850	535,582
Deferred revenue	(6,034)	66,700
Net cash provided by operating activities	(27,478)	224,166

Cash flows from financing activities
Checks written in excess of bank balance	(18,770)	(17,118)
Proceeds from non-controlling interest	-	200,000
Proceeds from short-term advances non-related parties	92,724	23,500
Proceeds from short-term advances related parties	106,800	224,558
Payments on convertible debenture accrued interest	-	(64,395)
Payments on short-term advances non-related parties	(76,000)	(312,903)
Payments on short-term advances related parties	(77,357)	(252,450)
Net cash provided by (used in) financing activities	27,397	(198,808)

Net increase (decrease) in cash and cash equivalents	(81)	25,358
Cash and cash equivalents at beginning of period	281	7,883

Cash and cash equivalents at end of period	$200	$33,241

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38,000	$64,395

Noncash investing and financing activities:
Debt and accrued liabilities converted to equity	$16,360	$1,948,381
Conversion of short-term advances, related parties for current liabilities to non-controlling interest holders	10,000	350,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 as of September 30, 2014

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CirTran Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2014.

NOTE 2 – REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company had a net loss of $1,083,786 and net income of $1,070,340 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company had an accumulated deficit of $48,371,759. In addition, the Company had cash provided by operations in the amount of $36,917 during the nine months ended September 30, 2014, and cash provided by operations in the amount of $224,166 during the nine months ended September 30, 2013. The Company also had a negative working capital deficit balance of $23,988,375 as of September 30, 2014, and $22,934,058 as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 3 – INVENTORIES

Inventories are stated at the lower of average cost or market and consisted of the following:

	September 30, 2014	December 31, 2013

Raw Materials	$1,689,854	$1,682,099
Work in Process	278,788	255,934
Finished Goods	460,302	505,642
Allowance / Reserve	(2,255,041)	(2,255,041)
Totals	$173,903	$188,634

NOTE 4 – RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders - In 2007, the Company appointed Fadi Nora to its Board of Directors. In addition to compensation the Company normally pays to nonemployee members of the Board, Mr. Nora is entitled to a quarterly bonus equal to 0.5% of any gross sales earned by the Company directly through Mr. Nora’s efforts. As of September 30, 2014, the Company owed $134,330 under this arrangement. As of September 30, 2014, the Company owed Mr. Nora $621,773 in the form of unsecured advances. These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees on these loans were waived by Mr. Nora. In addition, the Company owed Mr. Nora $233,731 in accrued liabilities as of September 30, 2014, for selling, general, and administrative expenses that were paid for by Mr. Nora on a personal credit card. As of September 30, 2014, Mr. Nora had $718,000 in accrued management fees for PlayBev, which is included in related-party payables. (see Note 5 under Employment Agreements).

The Company has agreed to issue 2,400,000 options to Mr. Nora as compensation for services provided as a Director of the Company. The terms of the director agreement require the Company to grant to Mr. Nora options to purchase 2,400,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date. During the nine months ended September 30, 2014, the Company accrued for 2,400,000 stock options relating to the director agreement with Mr. Nora. The fair market value of the options was $719, using the following assumptions: seven-year term, estimated volatility of 246.35%, and a discount rate of 0.0% (see also Note 12).

In 2007, the Company issued a 10% promissory note to a family member of the Company President in exchange for $300,000. The note was due on demand after May 2008. During the three months ended September 30, 2014, the Company made no payments on the outstanding note. At September 30, 2014, the principal amount owing on the note was $151,833. On March 31, 2008, the Company issued to this same family member, along with four other Company shareholders, promissory notes totaling $315,000. The family member’s note was for $105,000. Under the terms of all the notes, the Company received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. During the nine months ended September 30, 2014, the Company made no payments on the outstanding notes. The principal balance owing on the promissory notes as of September 30, 2014, totaled $72,466.

The Company has agreed to issue 6,000,000 options each year to the Company President as compensation for services provided as an officer of the Company. The terms of the employment agreement require the Company to grant to the Company President options to purchase 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date. During the nine months ended September 30, 2014, the Company accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh. The fair market value of the options was $1,798, using the following assumptions: estimated seven-year term, estimated volatility of 246.35%, and a discount rate of 0.0% (see also Note 12).

During the period ending September 30, 2014, the company President advanced $61,800, was repaid $47,357, assumed $58,556 owed to a Company Director and exchanged $10,000 of this amount for current liabilities to non-controlling interest holders. As a result of these transactions, as of September 30, 2014, the Company owed the Company President a total of $126,609 in short-term advances payable and 42,000,000 stock options with an aggregated fair value at time of grant of $166,496. These advances and short-term bridge loans were approved by the Board of Directors under a 5% borrowing fee. The borrowing fees on these loans were waived by the Company’s President.

Sublease - In an effort to operate more efficiently and focus resources on higher margin areas of the Company’s business, on March 5, 2010, the Company and Katana Electronics, LLC, a Utah limited liability company (“Katana”), entered into certain agreements (collectively, the “Agreements”) to reduce the Company’s costs. The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to the Company’s property. Pursuant to the terms of the Sublease, the Company agreed to sublease a certain portion of the Company’s premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease was for two months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights. Under the Agreements signed, the Company continues to have rights to operate as a contract manufacturer in the future in the U.S. and offshore. On July 1, 2011, Katana had assumed the full lease payment, and the Company agreed to pay Katana $5,000 per month for the use of office space and utilities. The Company recorded a rent expense of $50,000 and $30,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

YA Global Forbearance Agreements - As of September 30, 2014, the Company had an outstanding Convertible Debenture (as defined below) issued to YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. (“YA Global”), with an aggregate outstanding balance of $2,390,528, including accrued interest of $748,291, which was then in default.

The terms of the Company’s outstanding Convertible Debenture are governed by a February 22, 2013, Ratification Agreement with YA Global (the “Ratification Agreement”). Under this Ratification Agreement, the Company ratified the obligations under three existing convertible debentures dated May 26, 2005, December 30, 2005, and August 23, 2006, and agreed to amend, restate, and consolidate the obligations evidenced thereby into the single Convertible Debenture.

Under the Ratification Agreement and Convertible Debenture payment schedule, the Company was required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013. The convertible debentures and accrued interest are convertible into shares of the Company’s common stock at the lowest bid price for the 20 trading days prior to conversion ($0.0002 as of December 31, 2013). The amount of its required monthly cash payment would be reduced in an amount equal to the amount credited to the balance due under the debentures into common stock, as provided in the original convertible debentures as well as in the Convertible Debenture. Any amount credited against the debenture obligation in excess of $100,000 per month would be credited against the amounts due in the next succeeding month, with the entire unpaid balance of principal and interest due on January 31, 2014.

During 2013, a total of $1,284,412 was credited against required payments due YA Global for the conversion of indebtedness to common stock. Since 2009, the Company has not had insufficient funds to pay cash to YA Global and has had to rely exclusively on the conversion of the obligation to common stock. However, no further conversions can be effected because the Company has insufficient authorized but unissued common stock. Based on the prevailing market price for its common stock, which has ranged from a high bid of $0.0006 to a low bid of $0.0002 during the past six months, the terms of the Convertible Debenture would require a conversion price of $0.001 per share, which is lower than the per-share par value, so the Company would be obligated to issue shares at $0.001 par value. The Convertible Debenture provides that the holder cannot convert indebtedness to common stock if, as a result of such conversion, the holder would own more than 9.99% of the Company’s outstanding common stock. Sales of common stock that would reduce the holder’s ownership would enable the holder to convert additional amounts due under the Convertible Debenture.

The obligation under the Company’s Convertible Debentures is secured by liens and security interests in all of the Company’s assets, so the continuation of the Company is dependent of meeting this obligation. If YA Global were to exercise its collection remedies and execute on its collateral, it could take all of the Company’s assets and leave nothing for other creditors or shareholders.

During the nine months ended September 30, 2014, the Company did not issue any common stock against the required payments.

Delinquent Payroll Taxes, Interest, and Penalties - In November 2004, the IRS accepted the Company’s Amended Offer in Compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties. The acceptance of the Offer required the Company to pay $500,000. Additionally, the Offer required the Company to remain current in its payment of taxes for five years and not claim any net operating losses for the years 2001 through 2015, or until the Company pays taxes on future profits in an amount equal to the taxes waived by the Offer of $1,455,767. In June 2013, the Company entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes. The installment agreement requires the Company to pay the IRS 5% of cash deposits. The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expires on October 6, 2020. As of September 30, 2014, this balance is $445,983.

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

Employment Agreements - On August 1, 2009, the Company entered into a new employment agreement with Mr. Hawatmeh, the Company’s President. The term of the employment agreement continues until August 31, 2014, and automatically extends for successive one-year periods, with an annual base salary of $345,000. The employment agreement also grants to Mr. Hawatmeh options to purchase a minimum of 6,000,000 shares of the Company’s stock each year, with the exercise price of the options being the market price of the Company’s common stock as of the grant date. The employment agreement also provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by the Board. The employment agreement includes additional incentive compensation as follows: a quarterly bonus equal to 5% of the Company’s earnings before interest, taxes, depreciation, and amortization for the applicable quarter; bonus(es) equal to 1.0% of the net purchase price of any acquisitions completed by the Company that are directly generated and arranged by Mr. Hawatmeh; and an annual bonus (payable quarterly) equal to 1% of the gross sales, net of returns and allowances, of all beverage products of the Company and its affiliates for the most recent fiscal year. During the nine months ended September 30, 2014 and 2013, the Company incurred $1,798 and $10,171, respectively, of noncash compensation expense related to accrual for employee stock options to be awarded per the employment contract with Mr. Hawatmeh.

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

On May 1, 2009, PlayBev, a consolidated variable interest entity, entered into compensation agreements with its managers, Mr. Hawatmeh and Mr. Nora. The agreed compensation consists of a monthly fee of $10,000 for each manager, reimbursement of reasonable expenses on its behalf, and a car allowance for Mr. Nora of $1,000 per month to cover the cost of use, fuel, and repairs. The Company has accrued $1,368,000 in compensation, which is included in related-party payables as of September 30, 2014.

Advanced Beauty Solutions, LLC - On March 22, 2012, the Company and Advanced Beauty Solutions, LLC, or ABS, entered into a formal forbearance agreement, dated as of March 1, 2012 (the “ABS Forbearance Agreement”), whereby ABS agreed to take no further judgment enforcement actions in consideration of the payment of $25,000 upon execution of the definitive ABS Forbearance Agreement and satisfaction of applicable conditions precedent. The ABS Forbearance Agreement calls for the Company to pay $7,500 per month for 46 consecutive months (except for a payment of $15,000 in December 2012), commencing in March 2012, with the unpaid balance, as finally determined as provided below, due and payable in January 2016. No interest on the principal accrues unless the note is in default, in which case, it would bear interest at 10% per annum from the date of the ABS Forbearance Agreement. In addition, the Company stipulated to an additional judgment for attorney’s fees incurred in negotiating the ABS Forbearance Agreement and entering into the related definitive agreements and in related post-judgment collection efforts. The obligation to pay $1,835,000 under the ABS Forbearance Agreement is secured by an encumbrance on all of the Company’s assets, subject to a prior lien and encumbrance in favor of YA Global.

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

Under the ABS Forbearance Agreement, the Company accrued $90,000 as of December 31, 2011, and made payments of $0 and $70,000 during the nine months ended September 30, 2014 and 2013, respectively. The royalty accrual as of September 30, 2014 and 2013, was $0 and $20,000, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable to stockholders and members consisted of a promissory note to a stockholder due on demand with a 10% stated interest rate, unsecured, with interest due quarterly. The principal balance was $151,833 as of September, 30, 2014, and December 31, 2013.

Notes payable consisted of the following at September 30, 2014, and December 31, 2013:

	2014	2013

Promissory notes to three investors, 12% stated interest, 5% borrowing fee, due on demand to related party, in default.	$72,465	$72,465

Settlement note, 10 monthly payments, no interest, in default.	59,120	59,120

Promissory note to a member of AfterBev Group LLC, 10% stated interest, interest payable quarterly. Due on demand, in default.	75,000	75,000

Promissory note to a member of PlayBev, 10% stated interest, interest payable quarterly, unsecured. Due on demand, in default.	100,000	100,000

Promissory note to an investor, 0% stated interest, interest payable quarterly, unsecured. Due on demand, in default.	100,000	100,000

Promissory note to an investor, 10% stated interest, interest payable quarterly, unsecured. Due on demand.	7,500	7,500

Total	414,085	414,085

Less current maturities	(414,085	(414,085)

Long-term portion of notes payable	$-	$-

As of September 30, 2014, and December 31, 2013, the Company had accrued interest owed on the notes payable in the amounts of $369,679 and $312,917, respectively. The Company recorded interest expense of $56,763 and $284,376 for the nine months September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company paid $0 of accrued interest on the notes.

Short-term advances payable

As of September 30, 2014 and December 31, 2013, the Company had $2,165,322 and $1,982,212, respectively, in short-term advances payable to unrelated parties. The short-term advances to unrelated parties also had accrued interest expense of $147,821 and $79,864 as of September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014, the Company made cash payments of $76,000 and recorded a loss from settlement of short-term advances payable in the amount of $41,385. The additional accrual is included in the loss on settlement of debt. The Company also increased short-term advances payable to unrelated parties by $125,000 for expenses, $25,000 of which relates to loan fees, paid on behalf of the company by outside parties and approximately $93,000 for cash received from third parties.

During the nine months ended September 30, 2014, the Company recorded interest expense of $82,957 and paid $15,000 of accrued interest on the unrelated party short-term advances.

NOTE 7 – CONVERTIBLE DEBENTURES

Convertible Debenture consisted of the following as of September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013

Convertible debenture, 5% stated interest rate, secured by all of the Company’s assets, due on December 31, 2014.	$2,390,528	$2,390,528
	2,390,528	2,390,528
Less current maturities	(2,390,528)	(2,390,528)
Long-term portion of convertible debentures	$-	$-

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

As of September 30, 2014 and December 31, 2013, the fair value of the conversion feature for the convertible debt and associated warrants was determined to be $464,961 and $158,396, respectively, which has been recorded as a derivative liability on the balance sheet.

As of September 30, 2014 and December, 2013, the fair value of the conversion feature for the convertible debt and associated warrants was determined to be $464,961 and $158,396, respectively which has been recorded as a derivative liability on the balance sheet.

NOTE 8 – FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2014, and December 31, 2013. The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of ($306,566) and $475,560 during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, and December 31, 2013, the fair market value of the derivatives aggregated $464,962 and $158,396, respectively, using the following assumptions: estimated 1.5-0.25-year term, estimated volatility of 419.37-32.87%, and a discount rate of 0.02-0.36%.

NOTE 9 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2014, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$464,962	$-	$464,962

Liabilities measured at fair value on a recurring basis at December 31, 2013, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$158,396	$-	$158,396

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company’s stockholders’ deficit increased by $681,391 as a result of the net loss attributable to CirTran Corporation for the nine months ended September 30, 2014. The Company’s noncontrolling interest in consolidated subsidiaries increased stockholders’ deficit by $386,035 for the nine months ended September 30, 2014, due to the operating losses of the noncontrolled subsidiary.

Loss Per Share - Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 3,210,783,000 and 3,186,357,000 in potentially issuable common shares at September 30, 2014, and December 31, 2013, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were antidilutive.

NOTE 11 – CAPITAL STOCK

During the nine months ending September 30, 2014, the Company issued 40,900,000 shares of common stock for conversion of liabilities to multiple nonrelated parties for convertible notes and liabilities of $16,360. This resulted in a gain of $24,540.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Stock Incentive Plans - As of September 30, 2014, a total of 201,000,000 shares of common stock had been issued from the 2012 Stock Incentive Plan, out of which a maximum of 403,000,000 can be issued. The Company’s Board of Directors administers the plan and has discretion in determining the employees, directors, independent contractors, and advisors who receive awards, the type of awards (stock, incentive stock options, nonqualified stock options, or share purchase rights) granted, and the term, vesting, and exercise prices.

Employee Options - During the nine months ended September 30, 2014 and 2013, the Company did not grant any options to purchase shares of common stock to employees.

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

As of September 30, 2014, and December 31, 2013, the Company had a total of 125,600,000 and 106,800,000, respectively, in options not issued but accrued.

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

NOTE 13 – SEGMENT INFORMATION

Segment information has been prepared in accordance with Financial Accounting Standards Board Accounting Standards Codification 280-10, Disclosure about Segments of an Enterprise and Related Information. The Company has four reportable segments: electronics assembly, contract manufacturing, marketing and media, and beverage distribution. The electronics assembly segment manufactures and assembles circuit boards and electronic component cables. The contract manufacturing segment manufactures, either directly or through foreign subcontractors, various products under manufacturing and distribution agreements. The marketing and media segment provides marketing services to online retailers, along with beverage development and promotional services to PlayBev. The beverage distribution segment manufactures, markets, and distributes Playboy-licensed energy drinks domestically and internationally.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Selected segment information is as follows:

	Electronics	Contract	Marketing	Beverage
	Assembly	Manufacturing	and Media	Distribution	Total
Three Months Ended September 30, 2014
Sales to external customers	$-	$-	$-	$200,871	$200,871
Segment income (loss )	191,769	-	-	(369,614)	(177,845)
Segment as assets	38,159	(51,661)	-	665,000	651,498
Depreciation and amortization	3,059	393	-	-	3,452

Three Months Ended September 30, 2013 Sales to external customers	$-	$501	$-	$657,860	$658,361
Segment income (loss )	95,113	(10,371)	-	(277,268)	(192,526)
Segment assets	395,365	41,346	-	544,915	981,626
Depreciation and amortization	4,123	6,997	-	-	11,120

Nine Months Ended September 30, 2014
Sales to external customers	$-	$148,960	$-	$951,524	$1,100,484
Segment income (loss )	(82,219)	6,569		(1,083,136)	(1,158,786)
Segment assets	38,159	(51,661)	-	665,000	651,498
Depreciation and amortization	10,574	7,243	-	-	17,817

Nine Months Ended September 30, 2013
Sales to external customers	$-	$57,713	$-	$2,565,491	$2,623,204
Segment income (loss )	393,426	3,551	(25)	673,388	1,070,340
Segment assets	395,365	41,346	-	544,915	981,626
Depreciation and amortization	12,723	25,395	-	-	38,118

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

NOTE 16 – SUBSEQUENT EVENTS

These financial statements considered subsequent events through November 19, 2014, the date the financial statements were available to be issued.

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

Beverage Distribution (100% and 98% of total revenue during nine months ended September 30, 2014 and 2013, respectively):

CirTran Beverage manufactures, markets, and distributes Playboy-branded energy drinks in accordance with an agreement we entered into with Play Beverages, LLC, or PlayBev, a consolidated variable interest entity, which holds the Playboy license.

Contract Manufacturing (0% and 2% of total revenue during the nine months ended September 30, 2014 and 2013, respectively):

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

Results of Operations

Comparison of the Three Months and Nine months Ended September 30, 2014 and 2013

Sales and Cost of Sales

Gross profit decreased to $193,906 for the three months ended September 30, 2014, as compared to $534,126 for the three months ended September 30, 2013. Gross profit decreased to $1,013,104 for the nine months ended September 30, 2014, as compared to $2,031,007 for the nine months ended September 30, 2013. The decrease is primarily attributable to the disruption we experienced in 2013 and into 2014 with the unexpected bankruptcy proceedings initiated against PlayBev, the continuing uncertainty created by Playboy in relation to the interference with our beverage distributors, and our defenses against numerous lawsuits. Net sales in the contract manufacturing segment decreased $501 in the three months ended September 30, 2014, as compared to the same period in 2013. Beverage distribution revenue decreased to $200,871 for the three months ended September 30, 2014, as compared to $657,860 for the quarter ended September 30, 2013. Net sales in the contract manufacturing segment increased $91,247 in the nine months ended September 30, 2014, as compared to the same period in 2013. Beverage distribution revenue decreased to $951,524 for the nine months ended September 30, 2014, as compared to $2,565,491 for the quarter ended September 30, 2013. The decrease was driven by reductions in product sales and royalty revenues, as well as less recognition of deferred revenue. During each of the three months and nine months ended September 30, 2014, and 2013, we recognized no revenue from prepayments under contracts that were in default and/or were terminated due to nonperformance.

Cost of sales, including royalty expense, as a percentage of sales, decreased to 3% from 19% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, respectively, and decreased to 19% from 21% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, respectively. Consequently, the gross profit margin increased to 92% from 77%, for the nine months ended September 30, 2014 and 2013, respectively. The increase in gross profit margin is attributable to an increase in revenues from royalty agreements that have an overall lower cost and the settlement of royalty expense contracts during 2013.

The following charts present comparisons of sales, cost of sales, and gross profits generated by our two operating segments, beverage distribution and contract manufacturing, during the nine months ended September 30, 2014 and 2013:

Nine months Ended September 30:

Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2014	$951,524	$87,380	$-	$864,144
	2013	2,565,491	553,303	37,494	1,974,694
Contract Manufacturing	2014	148,960	-	-	148,960
	2013	57,713	1,400	-	56,313

Three months Ended September 30:

Segment	Year	Sales	Cost of Sales	Royalty Expense	Gross Loss / Margin
Beverage Distribution	2014	$200,871	$6,965	$-	$193,906
	2013	657,860	124,185	-	533,675
Contract Manufacturing	2014	-	-	-	-
	2013	501	50	-	451

Selling, General, and Administrative Expenses

During the nine months ended September 30, 2014, selling, general, and administrative expenses decreased by $1,132,199 to $1,401,202 from $2,533,401 for the same period during 2013. The decrease in selling, general, and administrative expenses was driven primarily by reduced consulting and accounting fees of $230,966, legal fees of $414,537, sales commission expense of $153,877, and travel expense of $102,720, and an adjustment to inventory costs of $217,914.

Noncash Compensation Expense

Compensation expense in connection with accounting for options owed or granted to employees to purchase common stock was $0 for the three months ended September 30, 2014, as compared to $11,000 for the three months ended September 30, 2013, and $5,633 for the nine months ended September 30, 2014, as compared to $41,872 for the nine months ended September 30, 2013, as a result of the employee stock options accrued for pursuant to the respective employment agreements.

Other Income and Expense

Interest expense for the three months ended September 30, 2014 was $146,617, as compared to $198,962 for the three months ended September 30, 2013, a decrease of 26.3%. Interest expense for the nine months ended September 30, 2014, was $441,076, as compared to $564,572 for the nine months ended September 30, 2013. The decrease in the combined interest expense was driven by the reduction in interest-bearing liabilities during the nine months ended September 30, 2014, and a decrease in the interest rate on the convertible debentures.

We recorded a gain of $169,379 on our derivative valuation for the three months ending September 30, 2014, as compared to a gain of $104,494 recorded for the three months ended September 30, 2013. We recorded a loss of $306,566 on our derivative valuation for the nine months ended September 30, 2014, as compared to a gain of $475,560 recorded for the nine months ended September 30, 2013. The swing in the derivative valuation is primarily the result of the change in estimating the fair value of convertible debentures and associated warrants from using the Black-Scholes model to a multinomial lattice model, together with the varying market values of our common stock.

We recorded a gain of $57,587 on our settlement of debt for the nine months ended September 30, 2014.

We recorded no gain or loss on our settlement of debt for the three months ended September 30, 2014. This was a result of settling accounts payable and accrued liabilities with various vendors.

As a result of these factors, our overall net loss decreased to $102,845 for the three months ended September 30, 2014, as compared to net loss of $192,526 for the three months ended September 30, 2013. The net income attributable to the Company was $9,554 for the three months ended September 30, 2014, and a net loss of $112,399 was attributable to a non-controlling equity interest in PlayBev. Net loss increased to $1,083,786 for the nine months ended September 30, 2014, as compared to net income of $1,070,340 for the nine months ended September 30, 2013. The net loss attributable to the Company was $697,751 for the nine months ended September 30, 2014, and net loss of $386,035 was attributable to a non-controlling equity interest in PlayBev.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenues. Our accumulated deficit was $48,371,759 at September 30, 2014, and $47,674,008 at December 31, 2013. Our current liabilities exceeded our current assets by $23,988,375 as of September 30, 2014, and by $22,934,058 as of December 31, 2013.

Cash

The amount of cash provided by operating activities during the nine months ended September 30, 2014, decreased by $187,249, driven primarily by deferred expenses and expenses paid by third-parties on our behalf. The amount of cash used in financing activities during the nine months ended September 30, 2014, increased by $161,810, driven primarily from conversion of debt to equity and checks written in excess of our bank balance.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $30,984 during the nine months ended September 30, 2014. We continue to monitor individual customer accounts and are working to improve collections on trade accounts receivable. We eliminate the receivables associated with PlayBev as part of consolidation in accordance with GAAP treatment as a variable interest entity.

Accounts Payable and Accrued Liabilities

During the nine months ended September 30, 2014, accounts payable, accrued liabilities, advances payable, interest payable, and short-term debt increased by $798,542 to a combined balance of $15,503,138 as of September 30, 2014. The increase includes a decrease of $355,492 in accrued liabilities, a $389,850 increase in interest payable, an increase of $509,919 in accrued payroll and compensation, and a $128,952 decrease in accounts payable. The decrease in accounts payable activity is a result of payments made by outside investors for continued PlayBev-related services performed during the nine months ended September 30, 2014, for beverage development, distribution, marketing, and legal services. At September 30, 2014, we owed $2,165,321 to various investors from whom we had borrowed funds in the form of either unsecured or short-term advances.

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

Convertible Debentures

We had an outstanding Convertible Debenture with an aggregate outstanding balance of $2,390,528 as of September 30, 2014, including accrued interest of $748,291. We have entered into forbearance agreements following our previous defaults in payments in order to obtain extended payment terms. Under our most recent agreement reached with the lender in the second quarter of 2013, we were required to make monthly payments, to be applied first to accrued interest and then to principal, in the amount of $100,000 per month, commencing in April 2013. The amount of our required monthly cash payments is reduced in an amount equal to the amount credited to the lender against the obligation as a result of the lender’s exercise of the right to convert the outstanding balance due under the debentures into common stock. Any amount credited against the debenture obligation in excess of $100,000 per month is credited against the amounts due in the next succeeding month.

During the nine months ended September 30, 2014, we did not issue any common stock against the required monthly payments because we had insufficient authorized but unissued common stock. Based on the prevailing market price for our common stock, which has ranged from a high bid of $0.0006 to a low bid of $0.0002 during the past six months, the terms of the Consolidated Debenture would require a conversion price of $0.001 per share, which is lower than the per-share par value, so we would be obligated to issue shares at $0.001 par value. As of September 30, 2014, we had only 81,016 authorized but unissued shares. The Consolidated Debenture provides that the holder cannot convert indebtedness to common stock if, as a result of such conversion, the holder would own more than 9.99% of the Company’s outstanding common stock. We are seeking shareholder authorization of a recapitalization of the Company to provide additional shares to issue on conversion of the Convertible Debenture but cannot assure whether the stockholders will approve such amendment.

In the absence of an amendment to our articles to provide sufficient shares to issue on conversion of the Convertible Debenture, we would be required to pay the debenture in cash. The amount of cash required to meet our payment obligations under the Convertible Debenture will depend on the lender’s decision to convert amounts to common stock, which will in turn depend on the trading market prices and volumes for our common stock, over which we have no control.

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

We sold our Salt Lake City, Utah, building in a sale/leaseback transaction and reported the gain on the sale as deferred revenue to be recognized over the term of lease pursuant to Financial Accounting Standards Board Accounting Standards Codification 840-10, Accounting for Leases. The lease agreement was terminated during 2011 and the remainder of the deferred revenue was recognized upon this termination event.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures were not effective at September 30, 2014, due to the fact that the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, had not been remediated as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION
(Registrant)

Date: November 19, 2014	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President,
Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)

