Form 10-Q
period 2018-06-30
CIRTRAN CORP
filed 2018-08-14
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to _______________

Commission File No. 000-49654

CirTran Corporation
(Exact name of registrant as specified in its charter)

Nevada	68-0121636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4125 South 6000 West, West Valley City, Utah 84128
(Address of principal executive offices and zip code)

(801) 963-5112
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2018, there were 4,498,891,910 shares of common stock, $0.001 par value, outstanding.

CirTran Corporation

Form 10-Q for the Three and Six Months Ended June 30, 2018

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)

ASSETS
Current assets
Cash	$11,270	$5,824
Other current assets	-	347
Assets from discontinued operations	122	62
Total current assets	11,392	6,233

Investment in securities at cost	300,000	300,000
Property and equipment, net of accumulated depreciation	13,211	14,357

Total assets	$324,603	$320,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,157,356	$2,217,329
Related-party payable	8,548	8,548
Short-term advances payable	44,506	44,506
Short-term advances payable - related parties	766,226	520,608
Accrued liabilities	710,407	729,384
Accrued payroll and compensation expense	4,181,598	4,153,237
Accrued interest, current portion	1,834,433	1,644,719
Deferred revenue	-	638
Convertible debenture, current portion	200,000	200,000
Note payable, current portion	90,000	90,000
Note payable to stockholders and members	151,833	151,833
Liabilities from discontinued operations	26,075,664	25,996,119
Total current liabilities	36,220,571	35,756,921

Accrued interest, net of current portion	1,196,576	1,137,325
Note payable, net of current portion	500,000	500,000
Convertible debenture, net of current portion	2,390,528	2,390,528
Total liabilities	40,307,675	39,784,774

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, par value $0.001; 4,500,000,000 shares authorized; 4,498,891,910 shares issued and outstanding	4,498,892	4,498,892
Additional paid-in capital	32,636,223	32,636,223
Accumulated deficit	(77,118,187)	(76,599,299)
Total stockholders’ deficit	(39,983,072)	(39,464,184)

Total liabilities and stockholders’ deficit	$324,603	$320,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling, general and administrative expenses	104,416	351,773	181,476	485,940
Total operating expenses	104,416	351,773	181,476	485,940

Loss from operations	(104,416)	(351,773)	(181,476)	(485,940)

Other income (expense)
Interest expense	(125,837)	(124,737)	(253,052)	(240,699)
Loss on derivative valuation	-	-	-	(8,456)
Loss on settlement of debt	-	(500,000)	-	(500,000)
Total other income (expense)	(125,837)	(624,737)	(253,052)	(749,155)

Net loss from continuing operations	(230,253)	(976,510)	(434,528)	(1,235,095)

Loss from discontinued operations	(38,661)	(178,297)	(84,360)	(291,658)

Net loss	$(268,914)	$(1,154,807)	$(518,888)	$(1,526,753)

Net loss from discontinued operations per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	4,489,891,910	4,489,891,910	4,489,891,910	4,489,891,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITRAN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss from continuing operations	$(434,528)	$(1,235,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,146	1,146
Expenses paid by a related party	276,093	57,050
Loss on derivative fair value adjustment	-	8,456
Loss on settlement of debt	-	500,000
Changes in operating assets and liabilities:
Other current assets	347	26,578
Accounts payable	(59,973)	261,721
Accrued liabilities	(18,977)	(34,693)
Accrued payroll and compensation	28,361	100,231
Accrued interest	248,965	240,701
Deferred revenue	(638)	-
Net cash provided by (used in) continuing operating activities	40,796	(73,905)
Net cash used in discontinued operations	(4,875)	(2,425)
Net cash provided by (used in) operating activities	35,921	(76,330)

Cash flows from financing activities
Bank overdraft	-	(2,620)
Proceeds from related-party loans	20,000	145,033
Repayments of related-party loans	(50,475)	(184,363)
Proceeds from loans payable	-	200,000
Cash provided by (used in) financing activities	(30,475)	158,050
Cash used in discontinued financing activities	-	-
Net cash provided by (used in) financing activities	(30,475)	158,050

Net change in cash	5,446	81,720
Cash, beginning of period	5,824	273
Cash, end of period	$11,270	$81,993

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Write-off of derivative liability to additional paid-in capital	$-	$3,407,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of Cirtran Corporation for the three- and six-month periods ended June 30, 2018 and 2017, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2018, and December 31, 2017, and our results of operations and cash flows for the periods ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 and 2017, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our registration statement on Form 10/A filed on June 27, 2018, with the Securities and Exchange Commission, which became effective on July 2, 2018.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We consolidate all of our majority-owned subsidiaries, companies over which we exercise control through majority voting rights, and companies in which we have a variable interest and we are the primary beneficiary. We account for our investments in common stock of other companies that we do not control, but over which we can exert significant influence using the cost method.

The consolidated financial statements include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Beverage Corp., CirTran Products Corp., CirTran Online Corp., CirTran Media Corp., CirTran Corporation (Utah), CirTran - Asia, Inc., and Racore Network, Inc. All intercompany balances and transactions have been eliminated.

Use of Estimates

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when products are shipped, title passes to the customer or independent sales representative at the time of shipment, the price is fixed and determinable, and collectability of revenue is reasonably assured. Returns for defective items are either repaired and sent back to the customer or returned for credit or replacement product. Historically, expenses associated with returns have not been significant and have been recognized as incurred.

Royalty income is included as part of sales. We recognize royalty revenue as it is earned. The customer distribution agreements generally specify minimum royalty fees due to us during the contract period. We recognize royalty income on a straight-line basis over the term of the distribution agreement when, based on management’s analysis of sales history, the customer is not expected to meet the minimum required sales projections for the contract period. Deferred revenue on royalty income as of June 30, 2018, and December 31, 2017, was $0 and $638, respectively.

Cash and Cash Equivalents

We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. We did not hold any cash equivalents as of June 30, 2018, or December 31, 2017.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at June 30, 2018 and December 31, 2017. As we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Property and Equipment

We incur certain costs associated with the design and development of molds and dies for our contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. We hold title to all molds and dies used in the manufacture of products. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at June 30, 2018, and December 31, 2017, was $13,211 and $14,357, respectively.

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

Depreciation expense for the three months ended June 30, 2018 and 2017, was $573 and $573, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017, was $1,146 and $1,146, respectively.

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the six months ended June 30, 2018 or 2017.

Financial Instruments with Derivative Features

We do not hold or issue derivative instruments for trading purposes. However, we have financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives using a Multi-NomialLattis model. The fair values of the derivative instruments are measured each reporting period. We recorded a loss of $0 and $8,456 on the change in fair market values of derivative liabilities during the six months ended June 30, 2018 and 2017.

During the three months ended March 31, 2017, our common stock was suspended from trading. Because of this, the convertible note no longer met the criteria to bifurcate the instrument under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging. As such, we determined the underlying common stock of the instruments being accounted for as derivative liabilities had no value. As a result, the fair value of the derivative liabilities as of the date our common stock was no longer available to trade was written off to additional paid-in capital in accordance with ASC 815-15-35-4. We are no longer accounting for these instruments as derivative liabilities.

Stock-Based Compensation

We have outstanding stock options to directors and employees, which are described more fully in Note 11—Stock Options and Warrants. We account for stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period.

Stock-based employee compensation was $480 and $1,340 for the six months ended June 30, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash, notes payable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of our debt obligations approximate fair value.

ASC 820-10-15, Fair Value Measurement-Overall-Scope and Scope Exceptions, defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. ASC 820-10-15 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1—Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2—Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3—Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Accounts payable and related-party payables have fair values that approximate the carrying value due to the short-term nature of these instruments.

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. We had nil in potentially issuable common shares at June 30, 2018 and 2017. The potentially issuable common shares as of June 30, 2018 and 2017, were excluded from the calculation of diluted EPS because the effects were antidilutive.

Short-term Advances

We have short-term advances with various individuals. These advances are due upon demand, carry no interest, and are not collateralized. These advances are classified as short-term liabilities.

Recently Issued Accounting Pronouncements

Recently issued accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that require adoption and that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3—GOING CONCERN AND REALIZATION OF ASSETS

In October 2016, we lost our ability to continue energy drink distribution, our principal source of revenue, after receiving an unfavorable ruling in our suit against Playboy Enterprises, Inc.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a working capital deficiency of $36,209,179 and $35,750,688 as of June 30, 2018, and December 31, 2017, respectively, and a net loss of $518,888 and $1,526,753 during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, and December 31, 2017, we had an accumulated deficit of $77,118,187 and $76,599,299, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan described in the following paragraphs and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

In the coming year, our foreseeable cash requirements will relate to development of business operations and associated expenses. We may experience a cash shortfall and be required to raise additional capital.

Historically, we have mostly relied upon shareholder loans and advances to finance operations and growth. Management may raise additional capital by retaining net earnings, if any, or through future public or private offerings of our stock or loans from private investors, although we cannot assure that we will be able to obtain such financing. Our failure to do so could have a material and adverse effect upon us and our shareholders.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

	June 30, 2018	December 31, 2017	Useful Life (years)
Furniture and office equipment	$177,900	$177,900	5-10
Leasehold improvements	997,714	997,714	7-10
Production equipment	2,886,267	2,886,267	5-10
Vehicles	53,209	53,209	3-7
Total	4,115,090	4,115,090
Less: accumulated depreciation	(4,101,879)	(4,100,733)
Property and equipment, net	$13,211	$14,357

We recorded $573 and $573 of depreciation expense during the three months ended June 30, 2018 and 2017, respectively, and $1,146 and $1,146 during the six months ended June 30, 2018 and 2017, respectively.

NOTE 5—RELATED-PARTY TRANSACTIONS

Transactions involving Officers, Directors, and Stockholders

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At June 30, 2018, and December 31, 2017, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other Company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of June 30, 2018, and December 31, 2017, totaled $72,466 and $72,466, respectively, and are presented in liabilities from discontinued operations.

We have agreed to issue options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of this employment agreement require us to grant options to purchase 6,000,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. During the six months ended June 30, 2018, we accrued for 6,000,000 stock options relating to this employee agreement, resulting in 66.0 million and 60.0 million accrued stock options as of June 30, 2018, and December 31, 2017, respectively. See Note 6–Other Accrued Liabilities and Note 11–Stock Options and Warrants.

As of June 30, 2018, and December 31, 2017, we owe our president a total of $898,215 and $898,215 in unsecured advances, of which $890,000 and $890,000 were included in liabilities from discontinued operations. Additionally, 66.0 million and 60.0 million accrued stock options, with an aggregate value at time of grant of $169,496 and $168,896, respectively, were owed as of June 30, 2018 and December 31, 2017. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

NOTE 6—OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
Tax liabilities	$679,769	$685,004
Other	30,638	44,380
Total	$710,407	$729,384

Other accrued liabilities as of December 31, 2017, include a non-interest bearing payable totaling $44,380 that is due on demand. This was repaid during the six months ended June 30, 2018.

Accrued payroll and compensation liabilities consist of the following:

	June 30, 2018	December 31, 2017
Stock option expenses	$480,453	$479,973
Director fees	135,000	135,000
Bonus expenses	126,858	121,858
Commissions	2,148	2,148
Administrative payroll	3,437,139	3,414,258
Total	$4,181,598	$4,153,237

Stock option expenses consist of accrued employee stock option expenses. These stock options have been granted but were not issued due to the limited number of authorized and available shares (see Note 11–Stock Options and Warrants for further discussion).

The fair market value of the options issued during the six months ended June 30, 2018, was $480, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate between 2.38%. During the three months ended March 31, 2018, we accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh. The fair market value of the options was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate of 2.38%.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Litigation and Claims

Various vendors, service providers, and others have asserted legal claims in previous years. These creditors generally are not actively seeking collection of amounts due them, and we have determined that the probability of realizing any loss on these claims is remote and will seek to compromise and settle at a deep discount any of such claims that are asserted for collection. These amounts are included in our current liabilities. We have not accrued any liability for claims or judgments that we have determined to be barred by the applicable statute of limitations, which generally is eight years for judgments in Utah.

Noble Gate

In September 2015, we obtained a judgment in the amount of $287,000 against Noble Gate Industrial, a former authorized distributor of the Playboy-branded energy drink. We believe the judgment is uncollectible and have not undertaken collection efforts in view of our analysis of the costs of collection as compared to any likely recovery. No gain has been recorded for the periods presented.

Playboy Enterprises, Inc.

Our wholly-owned subsidiary, Play Beverages, LLC, whose operations have now been discontinued, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment to Playboy of $6.6 million against Play Beverages and us. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. We have accrued $17,205,599 as of June 30, 2018, and December 31, 2017, related to this judgment, which is included in liabilities from discontinued operations (see Note 12–Discontinued Operations).

Redi FZE

During the year ended December 31, 2011, Redi FZE sued us claiming alleged breach of contract, and we counterclaimed against it. On November 2, 2011, the court issued an injunction against Redi FZE prohibiting it from selling and distributing Playboy-branded products in conjunction with its distribution agreement with us. On August 16, 2012, Redi FZE withdrew the suit, and on October 30, 2012, we were awarded a default judgment against Redi in the amount of $1,225,155. We have not collected on this judgment and are weighing the cost of collection against the likelihood of success. No gain or receivable has been recorded in the financial statements for the periods presented in connection with this case.

Old Dominion Freight Line

In December 2009, Old Dominion Freight Line filed suit against us for unpaid freight services in the amount of $30,464 and was awarded a default judgment of $33,187 in March 2010. The amount due is included in accounts payable as of June 30, 2018, and December 31, 2017, respectively.

RDS Touring

In September 2011, RDS Touring and Promotions, Inc. was awarded a default judgment of $118,426 against us. In September 2012, RDS domesticated the default judgment in the state of Utah and sought to enforce the judgment against us. We have and will continue to resist the collection efforts by RDS. We had recorded a loss equal to the judgment of $118,426, of which $18,491 was previously paid leaving $99,935 included in liabilities from discontinued operations as of June 30, 2018, and December 31, 2017.

Esebag

In July 2010, Jimmy Esebag was awarded a judgment against us for breach of contract. A judgment debtor examination of an affiliate took place in October 2013, and there have been no further recovery efforts to date. We will continue to resist the collection efforts from this judgment. We had recorded a loss equal to the judgment of $100,000, of which $40,881 was previously paid leaving $59,119 included in liabilities from discontinued operations as of June 30, 2018, and December 31, 2017, respectively.

General Distributors, Inc.

In February 2012, General Distributors, Inc. (“General”) and was awarded a default judgment of $93,856 against us. In January 2013, General domesticated the default judgment in the state of Utah and sought to enforce the judgment against the Company. We have and will continue to resist the collection efforts by General. We had recorded a loss equal to the judgment of $93,856, which is included in liabilities from discontinued operations as of June 30, 2018, and December 31, 2017.

Advanced Beauty Solutions

In connection with prior litigation with Advanced Beauty Solutions (“ABS”), it claimed nonperformance by us and filed an adversary proceeding in its bankruptcy case in the United States Bankruptcy Court. On March 17, 2009, the bankruptcy court entered judgment in favor of ABS and against us in the amount of $1,811,667, plus interest. On September 11, 2009, the bankruptcy court denied our motion to set aside the judgment.

On September 8, 2010, we executed an Assignment of Copyrights, thereby assigning our Copyright Registration No. TX-6-064-955, Copyright Registration No. TX-6-064-956, and Copyright to the True Ceramic Pro-Live Ops (TCPS) infomercial and related master tapes (collectively the “Copyrights”) to ABS, without reservation or exclusion, making ABS the owner of the Copyrights.

Despite motions, hearings, appeals, and mediation in 2011, both parties were unable to resolve their outstanding issues.

On March 22, 2012, we entered into a formal forbearance agreement with ABS, dated as of March 1, 2012 (the “ABS Forbearance Agreement”), whereby ABS agreed to take no further judgment enforcement actions in consideration of our payment of $25,000 upon execution, satisfaction of applicable conditions precedent, return of the trademarks and intellectual property previously conveyed by ABS to us, and our obligation to pay $1,835,000 secured by an encumbrance on all of our assets, subject and subordinate to the prior lien and encumbrance in favor of YA Global. In addition, we stipulated to an additional judgment for attorney’s fees incurred in negotiating the ABS Forbearance Agreement and related post-judgment collection efforts. The ABS Forbearance Agreement also provided that our obligation would be reduced by the greater of the amount of credit granted in the bankruptcy proceedings for the value of the intellectual property we previously conveyed to ABS and the amount received by ABS from the sale of such intellectual property to a third party during the term of the ABS Forbearance Agreement, plus the amount of any distribution to which we are entitled as a creditor of ABS, subject to other limitations.

In May 2013, ABS sent us a notice of default under the ABS Forbearance Agreement. Although there were some negotiations between us and ABS following the notice of default, this matter has not been resolved.

Our appeal of the approximately $1.8 million judgment that had been remanded in the ABS bankruptcy proceedings to conclusively determine the amount of credit due us for the conveyance of the intellectual property has been dismissed. All litigation and disputes between ABS and its affiliates, on the one hand, and us and our affiliates, on the other hand, have been dismissed.

We have assigned to ABS our creditor claim against the estate of ABS, to the extent of the balance due under the ABS Forbearance Agreement. Any distribution from the ABS estate in excess of the adjusted amounts due under the ABS Forbearance Agreement will be paid to us.

Because ABS’s lien is subordinate to liens on all of our assets in favor of Y.A. Global and/or Tekfine, LLC, ABS is unable to presently take any steps to enforce its judgment. If that changes, we would potentially face collection actions on the judgment, subject to our offset claims for the intellectual property and creditor claim.

We had accrued the minimum liability of $90,000, of which $45,000 has been paid leaving $45,000 due, which is included in accrued liabilities as of June 30, 2018, and December 31, 2017. Because the remaining liability is unknown and cannot be reasonably estimated, no additional amounts have been accrued.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which requires us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming anynet operating losses for the years 2001 through 2015 or until we pay taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which requires us to pay the IRS 5% of cash deposits. The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expires on October 6, 2020. There was $367,617 due as of June 30, 2018, and December 31, 2017, of which $108,754 is included in liabilities from discontinued operations.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017, with a salary in an amount and commencement date to be determined. In July 2017, Mr. Hawatmeh resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, in September 2017, we reinstated Mr. Hawatmeh to his previous positions and reinstated his employment agreement. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances.

In addition to the employment agreement above, we have verbal contracts with our employees that require payment of noncash compensation in a fixed number of shares. During the six months ended June 30, 2018 and 2017, we did not grant options to purchase shares of common stock to employees due to the insufficient common shares available. We recorded expenses totaling $480 and $1,340 during the six months ended June 30, 2018 and 2017, respectively, for employee options relating to the employment contracts of these employees.

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following:

	June 30,2018	December 31, 2017
Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Total	$590,000	$590,000

There was $86,089 and $62,534 of accrued interest due on these notes as of June 30, 2018, and December 31, 2017, respectively.

NOTE 9—CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	June 30, 2018	December 31, 2017
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on October 20, 2018	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Total	$2,590,528	$2,590,528

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $0.10 or the lowest bid price for the 20 trading days prior to conversion ($nil as of June 30, 2018, and December 31, 2017).

As of June 30, 2018, and December 31, 2017, we had accrued interest on the convertible debentures totaling $1,208,542 and $1,144,311, of which $11,966 and $6,986 was current and $1,196,576 and $1,137,325 was long term, respectively. As of June 30, 2018 and December 31, 2017, the debentures were convertible into nil, due to the indeterminable price of our common stock.

NOTE 10—STOCKHOLDERS’ DEFICIT

We are authorized to issue up to 4,500,000,000 shares of $0.001 par value common stock. No shares were issued during the periods presented. We had a total of 4,498,891,910 common shares issued and outstanding as of June 30, 2018, and December 31, 2017.

NOTE 11—STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the six months ended June 30, 2018 and 2017, we did not grant options to purchase shares of common stock to employees or consultants. However, we have committed to issue stock options and have recorded a corresponding liability (as described in Note 6–Other Accrued Liabilities) for commitments to issue a balance of 170.6 million and 165.8 million stock options as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018, we accrued for a net of 4,800,000 stock options (11,400,000 new grants, less rescission of 6,600,000) relating to the employment of our president and consultants. The fair market value of the accrued stock options aggregated $480, using the following assumptions: seven-year term, volatility of 567%, a risk free rate of 2.38%, and exercise price of $0.0001.

During the six months ended June 30, 2017, we accrued for 13,400,000 stock options relating to the employment of our president and consultants. The fair market value of the accrued stock options aggregated $1,375, using the following assumptions: seven-year term, volatility of 567%, a risk free rate of 2.26% and exercise price of $0.0001.

As of June 20, 2018, we had no unrecognized compensation costs related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6–Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

NOTE 12—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of June 30, 2018, and December 31, 2017 as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the three and six months ended June 30, 2018 and 2017.

Total assets and liabilities included in discontinued operations were as follows:

	June 30, 2018	December 31, 2017
Assets From Discontinued Operations:
Cash	$122	62
Total assets from discontinued operations	$122	$62

Liabilities From Discontinued Operations:
Accounts payable	$19,698,096	$19,641,248
Accrued liabilities	691,436	732,548
Accrued interest	791,511	715,409
Accrued payroll and compensation expense	128,050	311,806
Current maturities of long-term debt	239,085	239,085
Related party payable	1,947,713	1,776,250
Short-term advances payable	2,579,773	2,579,773
Total liabilities from discontinued operations	$26,075,664	$25,996,119

Net losses from discontinued operations for the three and six months ended June 30, 2018 and 2017 were comprised of the following components:

	Three Months Ended June 30		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling, general and administrative expenses	400	137,792	8,258	210,649
Total operating expenses	400	137,792	8,258	210,649

Other expense
Interest expense	38,261	40,505	76,102	81,009
Total other expense	38,261	40,505	76,102	81,009

Net loss from discontinued operations	$(38,661)	$(178,297)	$(84,360)	$(291,658)

NOTE 13—SUBSEQUENT EVENTS

We have evaluated all events occurring subsequent to the financial statements and determined there are no additional items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Overview

During the first six months of 2017 and 2018, we have had no revenue.

We are seeking to commercialize consumer products and provide a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs (original equipment manufacturers) in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. Our business activities will include pre-manufacturing, manufacturing, and post-manufacturing services. Our goal is to provide our customers with total manufacturing solutions through third-party providers for both new and more mature products, as well as across product generations.

Results of Operations for the Three Months Ended June 30, 2018, Compared to the Three Months ended June 30, 2017

Revenue

We did not generate revenue during the three months ended June 30, 2018 or 2017.

Operating Expenses

During the three months ended June 30, 2018 and 2017, selling, general, and administrative expenses were $104,416 and $351,773, respectively, representing a decrease of $247,357, or 70%, in the current period. The decrease in selling, general, and administrative expenses is the result of our decreased overall business activities in the current period, which have been limited to minimal operating costs and professional fees associated with filing our Form 10 with the Securities and Exchange Commission.

Other Income and Expense

Other expenses during the three months ended June 30, 2018, consisted solely of $125,837 in interest expense. Other expenses during the three months ended June 30, 2017, included $124,737 for interest expense and $500,000 for loss on settlements. Interest expense was approximately equal for each year because the principal amount of indebtedness and applicable interest rate were approximately the same.

Results of Operations for the Six Months Ended June 30, 2018, Compared to the Six Months ended June 30, 2017

Revenue

We did not generate revenue revenues during the six months ended June 30, 2018 or 2017.

Operating Expenses

During the six months ended June 30, 2018 and 2017, selling, general, and administrative expenses were $181,476 and $485,940, respectively, representing a decrease of $304,464, or 63%, in the current period. The decrease in selling, general, and administrative expenses is the result of our decreased overall business activities in the current period, which have been limited to minimal operating costs and professional fees associated with filing our Form 10 with the Securities and Exchange Commission.

Other Income and Expense

Other expenses during the six months ended June 30, 2018, consisted solely of $253,052 in interest expense. Other expenses during the six months ended June 30, 2017, included $240,699 for interest expense, $500,000 for losses on settlements, and $8,456 for loss on derivatives valuation. Interest expense was approximately equal for each period because the principal amount of indebtedness and applicable interest rate were approximately the same.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our declining revenues, which have now ceased entirely. Our accumulated deficit was $77.1 million at June 30, 2018, compared to $76.6 million at December 31, 2017. As of June 30, 2018, and December 31, 2017, we had current assets of $11,392 and $6,233, respectively, and current liabilities of $36,220,571 and $35,756,921, respectively, creating working capital deficits as of June 30, 2018, and December 31, 2017, of approximately $36.2 million and $35.8 million, respectively.

Operating Activities

We have only nominal cash or short-term assets while our current liabilities aggregate $36.2 million. During the six months ended June 30, 2018, we generated $35,921 of net cash in operations, comprised of a net loss of $434,528, noncash items totaling $277,239 mostly comprised of expenses paid by related parties on our behalf, and changes in working capital totaling $198,085. During the six months ended June 30, 2017, we used $76,330 of net cash in operations, comprised of a net loss of $1,235,095, noncash items totaling $556,652 mostly comprised of losses on settlements, and changes in working capital totaling $594,538.

Financing Activities

During the six months ended June 30, 2018, financing activities used $30,475 of cash, compared to providing $158,050 of cash during the six months ended June 30, 2017. Cash used in financing activities during the six months ended June 30, 2018, consisted solely of net repayments of related-party loans. Cash provided by financing activities during the six months ended June 30, 2017, consisted of net repayments of proceeds from related-party loans of $39,330, repayments on a bank overdraft of $2,620 and proceeds from loans payable of $200,000.

Our Capital Resources and Anticipated Requirements

Our monthly operating costs and interest expense average approximately $86,000 per month, excluding capital expenditures. We continue to focus on generating revenue and reducing our monthly business expenses through cost reductions and operational streamlining. Currently, we do not have enough cash on hand to sustain our business operations, and we expect to access external capital resources in the near future.

In conjunction with our efforts to commercialize new products, we are actively seeking infusions of capital from investors. In our current financial condition, it is unlikely that we will be able to obtain additional debt financing. Even if we did acquire additional debt, we would be required to devote additional cash flow to servicing the debt and securing the debt with assets.

Accordingly, we are looking to obtain equity financing to meet our anticipated capital needs. We cannot assure that we will be successful in obtaining such capital. If we were to issue additional shares for debt and/or equity, this would dilute the value of our common stock and existing stockholders’ positions. We also have no authorized but unissued capital available, and we are dependent on FINRA approval of an amendment to our articles of incorporation to complete a 1,000-to-1 reverse split of our common stock, decrease our authorized common stock to 100,000,000 shares, par value $0.001, and authorize a class of 5,000,000 shares of preferred stock having such terms as the board of directors, as approved by our stockholders and board of directors in May 2015.

Convertible Debentures

We currently have an amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.2 million as of June 30, 2018. In addition, we have a $200,000 convertible debenture with Tekfine, with a maturity date of October 20, 2018, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $0.10 or the lowest bid price for the 20 trading days prior to conversion. As of the date of this report, we are unable to convert this debenture because we have insufficient authorized but unissued shares to issue upon conversion.

Going Concern

These interim unaudited financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we not be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2017 financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Revenue Recognition

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the for revenue recognition. Adoption of ASC 606 did not have a significant impact on our financial statements. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Royalty income is included as part of sales. We recognize royalty revenue as it is earned. The customer distribution agreements generally specify minimum royalty fees due to us during the contract period. We recognize royalty income on a straight-line basis over the term of the distribution agreement when, based on management’s analysis of sales history, the customer is not expected to meet the minimum required sales projections for the contract period.

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

Stock-Based Compensation

We have outstanding stock options to directors and employees. We account for our stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period.

Income Taxes

We use the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carry forward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as used.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated financial statements for cash, notes payable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of our debt obligations approximate fair value.

ASC 820-10-15, Fair Value Measurement, defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. FASB ASC 820-10-15 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1:	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

We value derivative liabilities using Level 3 inputs. Accounts payable and related-party payables have fair values that approximate the carrying value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

Recently issued accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that require adoption and that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2018, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.54	Amendment No. 1 to Secured Convertible Debenture between CirTran Corporation and Tekfine, LLC, effective April 20, 2018	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CIRTRAN CORPORATION

Dated: August 14, 2018	By:
Iehab Hawatmeh, President
Principal Executive and Financial Officer

