Form 10-Q
period 2018-09-30
CIRTRAN CORP
filed 2018-11-06
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2018, there were 4,498,891,910 shares of common stock, $0.001 par value, outstanding.

CirTran Corporation

Form 10-Q for the Three and Nine Months Ended September 30, 2018

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets
Cash	$18,564	$5,824
Other current assets	-	347
Assets from discontinued operations	122	62
Total current assets	18,686	6,233

Investment in securities at cost	300,000	300,000
Property and equipment, net of accumulated depreciation	12,638	14,357

Total assets	$331,324	$320,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,068,334	$2,217,329
Related party payable	3,000	8,548
Short-term advances payable	44,506	44,506
Short-term advances payable - related parties	831,871	520,608
Accrued liabilities	716,186	729,384
Accrued payroll and compensation expense	4,202,033	4,153,237
Accrued interest, current portion	1,929,570	1,644,719
Deferred revenue	-	638
Convertible debenture, current portion	200,000	200,000
Note payable, current portion	90,000	90,000
Note payable to stockholders and members	151,833	151,833
Liabilities from discontinued operations	26,114,345	25,996,119
Total current liabilities	36,351,678	35,756,921

Accrued interest, net of current portion	1,221,443	1,137,325
Note payable, net of current portion	500,000	500,000
Convertible debenture, net of current portion	2,390,528	2,390,528
Total liabilities	40,463,649	39,784,774

Stockholders’ deficit
Common stock, par value $0.001; 4,500,000,000 shares authorized; 4,498,891,910 shares issued and outstanding	4,498,892	4,498,892
Additional paid in capital	32,728,223	32,636,223
Accumulated deficit	(77,359,440)	(76,599,299)
Total stockholders’ deficit	(40,132,325)	(39,464,184)

Total liabilities and stockholders’ deficit	$331,324	$320,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

UNAUDITED CONSOLDIATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$-	$5,000	$-	$5,000
Cost of sales	-	-	-	-
Gross profit	-	5,000	-	5,000

Operating expenses
Selling, general and administrative expenses	105,068	91,155	286,544	577,095
Total operating expenses	105,068	91,155	286,544	577,095

Loss from operations	(105,068)	(86,155)	(286,544)	(572,095)

Other income (expense)
Interest expense	(120,004)	(120,940)	(373,056)	(361,639)
Loss on derivative valuation	-	-	-	(8,456)
Other income	22,500	-	22,500	-
Loss on settlement of debt	-	-	-	(500,000)
Total other income (expense)	(97,504)	(120,940)	(350,556)	(870,095)

Net loss from continuing operations	(202,572)	(207,095)	(637,100)	(1,442,190)

Loss from discontinued operations	(38,681)	(64,194)	(123,041)	(355,852)

Net loss	$(241,253)	$(271,289)	$(760,141)	$(1,798,042)

Net loss from discontinued operations per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	4,489,891,910	4,489,891,910	4,489,891,910	4,489,891,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss from continuing operations	$(637,100)	$(1,442,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	1,719	1,719
Expenses paid on behalf of Company by a related party	395,323	79,300
Loss on derivative fair value adjustment	-	8,456
Loss on settlement of debt	-	500,000
Changes in operating assets and liabilities:
Other current assets	347	26,132
Accounts payable	(148,995)	278,289
Related party payable	(5,548)
Accrued liabilities	(13,198)	(20,187)
Accrued payroll and compensation	48,796	119,698
Accrued interest	368,969	361,575
Deferred revenue	(638)	-
Net cash used in continuing operating activities	9,675	(87,208)
Net cash provided by discontinued operations	(4,875)	(12,580)
Net cash provided by (used in) operating activities	4,800	(99,788)

Cash flows from financing activities
Bank overdraft	-	(2,620)
Proceeds from related party loans	58,415	176,128
Repayments of related party loans	(50,475)	(184,363)
Proceeds from loans payable	-	200,000
Cash provided by financing activities	7,940	189,145
Cash used in discontinued financing activities	-	-
Net cash provided by financing activities	7,940	189,145

Net change in cash	12,740	89,357
Cash, beginning of period	5,824	273
Cash, end of period	$18,564	$89,630

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Forgiveness of related party loan	$92,000	$-
Write off of derivative liability to additional paid in capital	$-	$3,407,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of Cirtran Corporation for the three- and nine-month periods ended September 30, 2018 and 2017, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2018, and December 31, 2017, and our results of operations and cash flows for the periods ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 and 2017, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our registration statement on Form 10/A filed on June 27, 2018, with the Securities and Exchange Commission, which became effective on July 2, 2018.

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

Royalty income is included as part of sales. We recognize royalty revenue as it is earned. The customer distribution agreements generally specify minimum royalty fees due to us during the contract period. We recognize royalty income on a straight-line basis over the term of the distribution agreement when, based on management’s analysis of sales history, the customer is not expected to meet the minimum required sales projections for the contract period. Deferred revenue on royalty income as of September 30, 2018, and December 31, 2017, was $0 and $638, respectively.

Cash and Cash Equivalents

We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. We did not hold any cash equivalents as of September 30, 2018, or December 31, 2017.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at September 30, 2018 and December 31, 2017. As we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Property and Equipment

We incur certain costs associated with the design and development of molds and dies for our contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. We hold title to all molds and dies used in the manufacture of products. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at September 30, 2018, and December 31, 2017, was $12,638 and $14,357, respectively.

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

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the nine months ended September 30, 2018 or 2017.

Financial Instruments with Derivative Features

We do not hold or issue derivative instruments for trading purposes. However, we have financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives using a Multi-NomialLattis model. The fair values of the derivative instruments are measured each reporting period. We recorded a loss of $0 and $8,456 on the change in fair market values of derivative liabilities during the nine months ended September 30, 2018 and 2017.

During the three months ended March 31, 2017, our common stock was suspended from trading. Because of this, the convertible note no longer met the criteria to bifurcate the instrument under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging. As such, we determined the underlying common stock of the instruments being accounted for as derivative liabilities had no value. As a result, the fair value of the derivative liabilities as of the date our common stock was no longer available to trade was written off to additional paid-in capital in accordance with ASC 815-15-35-4. During the three months ended September 30, 2018, we became current with its filing requirements with the SEC. However, we have not yet received clearance from FINRA for our stock to resume trading. As such, we determined the underlying common stock of the debt instruments had no value as of September 30, 2018.

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

Stock-based employee compensation was $480 and $1,340 for the nine months ended September 30, 2018 and 2017, respectively.

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

Loss Per Share

Basic loss per share (EPS) is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. We had nil in potentially issuable common shares at September 30, 2018 and 2017. The potentially issuable common shares as of September 30, 2018 and 2017, were excluded from the calculation of diluted EPS because the effects were antidilutive.

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a working capital deficiency of $36,332,992 and $35,750,688 as of September 30, 2018, and December 31, 2017, respectively, and a net loss of $760,141 and $1,798,042 during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, and December 31, 2017, we had an accumulated deficit of $77,359,440 and $76,599,299, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

	September 30, 2018	December 31, 2017	Useful Life (years)
Furniture and office equipment	$177,900	$177,900	5-10
Leasehold improvements	997,714	997,714	7-10
Production equipment	2,886,267	2,886,267	5-10
Vehicles	53,209	53,209	3-7
Total	4,115,090	4,115,090
Less: accumulated depreciation	(4,102,452)	(4,100,733)
Property and equipment, net	$12,638	$14,357

We recorded $573 and $573 of depreciation expense during the three months ended September 30, 2018 and 2017, respectively, and $1,719 and $1,719 during the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5—RELATED-PARTY TRANSACTIONS

Transactions involving Officers, Directors, and Stockholders

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At September 30, 2018, and December 31, 2017, the principal amount owing on the note was $151,833 and $151,833, respectively.

During the nine months ended September 30, 2018, the Company received cash advances from related parties of $58,415 and made cash repayments to related parties totaling $50,475. Additionally, a related party forgave outstanding payables of $92,000 and related parties paid expenses totaling $395,323 directly to vendors on behalf of the Company. There was $831,871 and $520,608 of short-term advances due to related parties as of September 30, 2018 and December 31, 2017, respectively. The advances are due on demand and as such included in current liabilities.

On March 31, 2008, we issued to this same family member, along with two other Company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of September 30, 2018, and December 31, 2017, totaled $72,466 and $72,466, respectively, and are presented in liabilities from discontinued operations.

We have agreed to issue options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of this employment agreement require us to grant options to purchase 6,000,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. During the nine months ended September 30, 2018, we accrued for 6,000,000 stock options relating to this employee agreement, resulting in 66.0 million and 60.0 million accrued stock options as of September 30, 2018, and December 31, 2017, respectively. See Note 6–Other Accrued Liabilities and Note 11–Stock Options and Warrants.

As of September 30, 2018, and December 31, 2017, we owe our president a total of $893,000 and $898,215 in unsecured advances, of which $890,000 and $890,000 were included in liabilities from discontinued operations. Additionally, 66.0 million and 60.0 million accrued stock options, with an aggregate value at time of grant of $169,496 and $168,896, respectively, were owed as of September 30, 2018 and December 31, 2017. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

NOTE 6—OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
Tax liabilities	$676,184	$685,004
Other	40,002	44,380
Total	$716,186	$729,384

Other accrued liabilities as of December 31, 2017, include a non-interest bearing payable totaling $44,380 that is due on demand. This was repaid during the nine months ended September 30, 2018.

Accrued payroll and compensation liabilities consist of the following:

	September 30, 2018	December 31, 2017
Stock option expenses	$480,253	$479,973
Director fees	140,000	135,000
Bonus expenses	129,358	121,858
Commissions	2,148	2,148
Administrative payroll	3,450,274	3,414,258
Total	$4,202,033	$4,153,237

Stock option expenses consist of accrued employee stock option expenses. These stock options have been granted but were not issued due to the limited number of authorized and available shares (see Note 11–Stock Options and Warrants for further discussion).

The fair market value of the options issued during the nine months ended September 30, 2018, was $480, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate between 2.38%. During the three months ended March 31, 2018, we accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh. The fair market value of the options was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate of 2.38%.

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

Playboy Enterprises, Inc.

Our wholly-owned subsidiary, Play Beverages, LLC, whose operations have now been discontinued, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment to Playboy of $6.6 million against Play Beverages and us. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. We have accrued $17,205,599 as of September 30, 2018, and December 31, 2017, related to this judgment, which is included in liabilities from discontinued operations (see Note 12–Discontinued Operations ). In September 2018, the appellate court affirmed the judgment of the circuit court.

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

Old Dominion Freight Line

In December 2009, Old Dominion Freight Line filed suit against us for unpaid freight services in the amount of $30,464 and was awarded a default judgment of $33,187 in March 2010. The amount due is included in accounts payable as of September 30, 2018, and December 31, 2017, respectively.

RDS Touring

In September 2011, RDS Touring and Promotions, Inc. was awarded a default judgment of $118,426 against us. In September 2012, RDS domesticated the default judgment in the state of Utah and sought to enforce the judgment against us. We have and will continue to resist the collection efforts by RDS. We had recorded a loss equal to the judgment of $118,426, of which $18,491 was previously paid leaving $99,935 included in liabilities from discontinued operations as of September 30, 2018, and December 31, 2017.

Esebag

In July 2010, Jimmy Esebag was awarded a judgment against us for breach of contract. A judgment debtor examination of an affiliate took place in October 2013, and there have been no further recovery efforts to date. We will continue to resist the collection efforts from this judgment. We had recorded a loss equal to the judgment of $100,000, of which $40,881 was previously paid leaving $59,119 included in liabilities from discontinued operations as of September 30, 2018, and December 31, 2017, respectively.

General Distributors, Inc.

In February 2012, General Distributors, Inc. (“General”) and was awarded a default judgment of $93,856 against us. In January 2013, General domesticated the default judgment in the state of Utah and sought to enforce the judgment against the Company. We have and will continue to resist the collection efforts by General. We had recorded a loss equal to the judgment of $93,856, which is included in liabilities from discontinued operations as of September 30, 2018, and December 31, 2017.

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

We had accrued the minimum liability of $90,000, of which $45,000 has been paid leaving $45,000 due, which is included in accrued liabilities as of September 30, 2018, and December 31, 2017. Because the remaining liability is unknown and cannot be reasonably estimated, no additional amounts have been accrued.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which requires us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we pay taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which requires us to pay the IRS 5% of cash deposits. The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expires on October 6, 2020. There was $367,617  due as of September 30, 2018, and December 31, 2017, of which $108,754 is included in liabilities from discontinued operations.

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

In addition to the employment agreement above, we have verbal contracts with our employees that require payment of noncash compensation in a fixed number of shares. During the nine months ended September 30, 2018 and 2017, we did not grant options to purchase shares of common stock to employees due to the insufficient common shares available. We recorded expenses totaling $480 and $1,340 during the nine months ended September 30, 2018 and 2017, respectively, for employee options relating to the employment contracts of these employees.

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2018	December 31, 2017
Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Total	$590,000	$590,000

There was $98,062 and $62,534 of accrued interest due on these notes as of September 30, 2018, and December 31, 2017, respectively.

NOTE 9—CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	September 30, 2018	December 31, 2017
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on October 20, 2018	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Total	$2,590,528	$2,590,528

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $0.10 or the lowest bid price for the 20 trading days prior to conversion $nil as of September 30, 2018, and December 31, 2017).

As of September 30, 2018, and December 31, 2017, we had accrued interest on the convertible debentures totaling $1,235,909 and $1,144,311, of which $14,466 and $6,986 was current and $1,221,443 and $1,137,325 was long term, respectively. As of September 30, 2018 and December 31, 2017, the debentures were convertible into nil shares of our common stock.

NOTE 10—STOCKHOLDERS’ DEFICIT

We are authorized to issue up to 4,500,000,000 shares of $0.001 par value common stock. No shares were issued during the periods presented. We had a total of 4,498,891,910 common shares issued and outstanding as of September 30, 2018, and December 31, 2017.

NOTE 11—STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the nine months ended September 30, 2018 and 2017, we did not grant options to purchase shares of common stock to employees or consultants. However, we have committed to issue stock options and have recorded a corresponding liability (as described in Note 6–Other Accrued Liabilities) for commitments to issue a balance of 170.6 million and 165.8 million stock options as of September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, we accrued for a net of 4,800,000 stock options (11,400,000 new grants, less rescission of 6,600,000) relating to the employment of our president and consultants. The fair market value of the accrued stock options aggregated $480, using the following assumptions: seven-year term, volatility of 567%, a risk free rate of 2.38%, and exercise price of $0.0001.

During the nine months ended September 30, 2017, we accrued for 13,400,000 stock options relating to the employment of our president and consultants. The fair market value of the accrued stock options aggregated $1,375, using the following assumptions: seven-year term, volatility of 567%, a risk free rate of 2.26% and exercise price of $0.0001.

As of September 20, 2018, we had no unrecognized compensation costs related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6–Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

NOTE 12—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of September 30, 2018, and December 31, 2017 as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the three and nine months ended September 30, 2018 and 2017.

Total assets and liabilities included in discontinued operations were as follows:

	September 30, 2018	December 31, 2017
Assets From Discontinued Operations:
Cash	$122	62
Total assets from discontinued operations	$122	$62

Liabilities From Discontinued Operations:
Accounts payable	$19,698,096	$19,641,248
Accrued liabilities	691,436	732,548
Accrued interest	830,192	715,409
Accrued payroll and compensation expense	128,050	311,806
Current maturities of long-term debt	239,085	239,085
Related party payable	1,947,713	1,776,250
Short-term advances payable	2,579,773	2,579,773
Total liabilities from discontinued operations	$26,114,345	$25,996,119

Net losses from discontinued operations for the three and nine months ended September 30, 2018 and 2017 were comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling, general and administrative expenses	-	23,244	8,258	233,893
Total operating expenses	-	23,244	8,258	233,893

Other expense
Interest expense	38,681	40,950	114,783	121,959
Total other expense	38,681	40,950	114,783	121,959

Net loss from discontinued operations	$(38,681)	$(64,194)	$(123,041)	$(355,852)

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

Overview

During the first nine months of 2018 and 2017, we generated $0 and $5,000 of revenue.

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

Results of Operations for the Three Months Ended September 30, 2018, Compared to the Three Months ended September 30, 2017

Revenue

We did not generate revenue revenues during the three months ended September 30, 2018 and generated $5,000 during the three months ended September 30, 2017.

Operating Expenses

During the three months ended September 30, 2018 and 2017, selling, general, and administrative expenses were $105,068 and $91,155, respectively, representing an increase of $13,913, or 15%, in the current period. The increase in selling, general, and administrative expenses is the result of a slight increase in overall business activities in the current period.

Other Income and Expense

Other income and expenses during the three months ended September 30, 2018, consisted of $120,004 in interest expense and other income of $22,500. Other expenses during the three months ended September 30, 2017 included $120,940 for interest expense. Interest expense was approximately equal for each period because the principal amount of indebtedness and applicable interest rate were approximately the same.

Results of Operations for the Nine Months Ended September 30, 2018, Compared to the Nine Months ended September 30, 2017

Revenue

We did not generate revenue revenues during the nine months ended September 30, 2018 and generated $5,000 during the nine months ended September 30, 2017.

Operating Expenses

During the nine months ended September 30, 2018 and 2017, selling, general, and administrative expenses were $286,544 and $577,095, respectively, representing a decrease of $290,551, or 50%, in the current period. The decrease in selling, general, and administrative expenses is the result of our decreased overall business activities in the current period, which have been limited to minimal operating costs and professional fees associated with filing our Form 10 with the Securities and Exchange Commission.

Other Income and Expense

Other expenses during the nine months ended September 30, 2018, consisted of $373,056 in interest expense and other income of $22,500. Other expenses during the nine months ended September 30, 2017, included $361,639 for interest expense, $500,000 for losses on settlements, and $8,456 for loss on derivatives valuation. Interest expense was approximately equal for each period because the principal amount of indebtedness and applicable interest rate were approximately the same.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our declining revenues, which have now ceased entirely. Our accumulated deficit was $77.4 million at September 30, 2018, compared to $76.6 million at December 31, 2017. As of September 30, 2018, and December 31, 2017, we had current assets of $18,686 and $6,233, respectively, and current liabilities of $36.4 million and $35.8 million , respectively, creating working capital deficits as of September 30, 2018, and December 31, 2017, of approximately $36.3 million and $35.8 million, respectively.

Operating Activities

We have only nominal cash or short-term assets while our current liabilities aggregate $36.4 million as of September 30, 2018. During the nine months ended September 30, 2018, we generated $4,800 of net cash in operations, comprised of a net loss of $637,100 from continuing operations, noncash items totaling $397,042 mostly comprised of expenses paid by related parties on our behalf, and changes in working capital totaling $244,858. During the nine months ended September 30, 2017, we used $99,788 of net cash in operations, comprised of a net loss of $1,442,190 from continuing operations, noncash items totaling $589,475 mostly comprised of losses on settlements of $500,000, and changes in working capital totaling $752,927.

Financing Activities

During the nine months ended September 30, 2018, financing activities generated $7,940 of cash, compared to providing $189,145 of cash during the nine months ended September 30, 2017. Cash provided by financing activities during the nine months ended September 30, 2018, consisted solely of net advances from related-party loans. Cash provided by financing activities during the nine months ended September 30, 2017, consisted of net repayments of advances from related-party loans of $8,235, repayments on a bank overdraft of $2,620 and proceeds from loans payable of $200,000.

Our Capital Resources and Anticipated Requirements

Our monthly operating costs and interest expense average approximately $84,000 per month, excluding capital expenditures. We continue to focus on generating revenue and reducing our monthly business expenses through cost reductions and operational streamlining. Currently, we do not have enough cash on hand to sustain our business operations, and we expect to access external capital resources in the near future.

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

Convertible Debentures

We currently have an amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.2 million as of September 30, 2018. In addition, we have a $200,000 convertible debenture with Tekfine, with a maturity date of October 20, 2018, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $0.10 or the lowest bid price for the 20 trading days prior to conversion. As of the date of this report, we are unable to convert this debenture because we have insufficient authorized but unissued shares to issue upon conversion.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of Septemer 30, 2018, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.54	Amendment No. 1 to Secured Convertible Debenture between CirTran Corporation and Tekfine, LLC, effective April 20, 2018	(1)

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

(1)	Incorporated by reference from Cirtran Corporation’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018 filed on August 14, 2018

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CIRTRAN CORPORATION

Dated: November 6, 2018	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

