Form 10-K
period 2018-12-31
CIRTRAN CORP
filed 2019-04-01
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-49654

CIRTRAN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	68-0121636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4125 South 6000 West, West Valley City, UT	84128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (801) 963-5112

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, was $0 due to the inability of our stockholders to liquidate shares.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 1, 2019, registrant had 4,499,918,984 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CIRTRAN CORPORATION

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

Index to Report

on Form 10-K

for the fiscal year ended

December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

●	We may be deemed to be insolvent and may face liquidation.

●	The auditors’ report for our most recent fiscal years contains explanatory paragraphs about our ability to continue as a going concern.

●	Playboy Enterprises, Inc., or Playboy, has obtained a judgment that precludes us from using the Playboy trademark in distributing an energy drink, our only source of revenue during recent years, and our likelihood of success in our pending motion for a retrial may be considered low.

●	We cannot assure that we will be able to use our energy drink formulations for any other branding or distribution.

●	We cannot assure that our efforts to identify and commercialize new products for manufacture and distribution will be successful or generate revenue.

●	All of our assets are encumbered to secure the payment of approximately $2.6 million in indebtedness, plus $1.3 million of accrued interest, that is convertible to common stock, and if the indebtedness is not converted before April 2027, our default could result in the loss of all of our assets.

●	We are a party to numerous lawsuits that require significant management attention and funds for attorneys’ fees and that subject us to risk of damages.

●	We will require substantial amounts of additional capital from external sources.

●	Any sizable increase in products being developed, manufactured, and distributed will require skilled management of growth.

●	Penny stock regulations impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

●	Risk factors, such as those set forth under “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operation” and other factors that are not currently known to us, may emerge from time to time.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results could vary significantly from those expressed or implied in such statements and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct.

Discussions containing these forward-looking statements may be found, among other places, in this report under the captions “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements speak only as of the date of the document in which they are contained, and we do not undertake any duty to update our forward-looking statements, except as may be required by law.

PART I

ITEM 1. BUSINESS

Overview

From 2007 until October 2016, we manufactured, marketed, and distributed internationally an energy drink under a license with Playboy through our subsidiary, CirTran Beverage Corporation (“CirTran Beverage”). CirTran Beverage conducted its activities under an agreement with Play Beverages, LLC (“PlayBev”), which held the Playboy license. During this time, PlayBev was considered a variable interest entity. On October 21, 2016, we deconsolidated PlayBev from our consolidated financial statements.

In October 2016, Playboy obtained a judgment against CirTran Beverage and PlayBev holding that the license is no longer valid, that PlayBev is no longer authorized to market the Playboy-branded energy drink, and awarding money damages to Playboy. CirTran Corporation was not a party to the lawsuit. CirTran Beverage and PlayBev filed a motion for a retrial, which was denied by the court in October 2018.

After the Playboy litigation was initiated, our activities declined rapidly, as management sought to obtain the forbearance of our principal secured and judgment creditors, seeking to resolve disputes respecting the PlayBev license to market Playboy-licensed energy drinks, defending the numerous lawsuits to which we were a party, and obtaining additional capital. Disputes respecting the status of the PlayBev license to market Playboy-licensed energy drinks impaired our ability to establish new distributors, damaged some of our relationships with existing distributors, and considerably depressed revenues.

We are now without significant operations. Reflecting our severely limited operations, we had minimal revenue of $12,500 during the year ended December 31, 2017, and $0 during the year ended December 31, 2018.

References to “us,” “we,” “our,” and correlative terms refer to CirTran Corporation and the subsidiaries and divisions through which we conduct our activities.

Consumer Product Commercialization—Contract Marketing

We are now seeking to commercialize one or more consumer products. Through these efforts, we will identify what we believe to be a product or other demand and then seek a product that may be distributed to address that demand. We pursue contract marketing relationships principally in the domestic consumer products markets, including products in areas such as home and garden, kitchen, health and beauty, toys, licensed merchandise, and apparel for film, television, sports, and other entertainment properties. If we deem it suitable, we may obtain rights from the product owner to manufacture and market a particular product, generally in consideration of the payment of a royalty, sometimes accompanied with an initial fee. Frequently, owners of undeveloped products or product concepts are seeking branding, marketing, manufacturing, order fulfillment, and distribution assistance. Where we identify a need but find no suitable available product, we may design our own product for commercialization.

Our commercialization effort includes developing product packaging, branding the product, arranging third-party manufacturing, establishing distribution channels, and arranging order fulfillment. We anticipate that these activities will generally be undertaken by third parties under contract. In some cases, we may brand a product under a license to use a third-party’s recognized name, as we did in the case of the Playboy-branded energy drink, seek an endorsement from a publicly recognized celebrity, sports figure, or other person, or obtain the rights to use the image, likeness, or logo of a product or a person, such as a well-known celebrity. Licensed merchandise and apparel are then sold and marketed in the entertainment and sports franchise industries. We anticipate that these products will be introduced into the market under either one uniform brand name or separate trademarked names that we originate and own or acquire by license.

Although we are now investigating some commercialization opportunities, we are in the early stages of our efforts and cannot assure that we will be successful in completing commercialization of any product, generating revenues, or realizing a profit.

The contract-manufacturing industry specializes in providing the program management, technical and administrative support, and manufacturing expertise required to take products from the early design and prototype stages through volume production and distribution, providing the customer with a quality product, delivered on time and at a competitive cost. This full range of services gives the customer an opportunity to avoid large capital investments in plant, inventory, equipment, and staffing, so that instead, it can concentrate on innovation, design, and marketing. By using our contract-manufacturing services, customers will have the ability to improve the return on their investment with greater flexibility in responding to market demands and exploiting new market opportunities. Our efforts will be led by our current chief executive officer and others that we may hire as employees or engage as independent contractors.

In previous years, we found that customers increasingly required contract manufacturers to provide complete turn-key manufacturing and material handling services, rather than working on a consignment basis in which the customer supplies all materials and the contract manufacturer supplies only labor. Turn-key contracts involve design, manufacturing and engineering support, procurement of all materials, and sophisticated in-circuit and functional testing and distribution. The manufacturing partnership between customers and contract manufacturers involves an increased use of “just-in-time” inventory management techniques that minimize the customer’s investment in component inventories, personnel, and related facilities, thereby reducing its costs.

Based on the trends we have observed in the contract-manufacturing industry, we believe we will benefit from the increased market acceptance of, and reliance upon, the use of manufacturing specialists by many original equipment manufacturers, or OEMs, marketing firms, distributors, and national retailers. We believe the trend towards outsourcing manufacturing will continue. OEMs use manufacturing specialists for many reasons, including reducing the time it takes to bring new products to market, reducing the initial investment required, accessing leading manufacturing technology, gaining the ability to better focus resources in other value-added areas, and improving inventory management and purchasing power. An important element of our strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across our target industries. Due to the costs inherent in supporting customer relationships, we focus on customers with which the opportunity exists to develop long-term business partnerships. Our goal is to provide our customers with total manufacturing solutions through third-party providers for both new and more mature products, as well as across product generations—an idea we call “Concept to Consumer.”

We have also designed, engineered, manufactured, and supplied products in the international electronics, consumer products, and general merchandise industries for various marketers, distributors, and retailers selling overseas. We have provided manufacturing services to the direct-response and retail consumer markets. Our experience and expertise enables us to enter a project at various phases: engineering and design; product development and prototyping; tooling; and high-volume manufacturing. Our contacts with Asian suppliers have helped us to maintain our status as an international contract manufacturer for multiple products in a wide variety of industries, which will allow us to target larger-scale contracts.

We intend to pursue manufacturing relationships beyond printed circuit board assemblies, cables, harnesses, and injection-molding systems by establishing complete “box-build” or “turn-key” relationships in the electronics, retail, and direct consumer markets.

We have developed markets for several fitness and exercise products, household and kitchen products and appliances, and health and beauty aids that are manufactured in China. We anticipate that offshore contract manufacturing will play an increased role moving forward as resources become available to us.

Beverage Distribution

We are no longer authorized to manufacture or market the Playboy-branded energy drink but we may seek to rebrand and remarket an energy drink based on our own brand and product formula, relying at least in part on the beverage distribution network that we previously developed.

Sales and Marketing

We review opportunities to identify products that we may market through current sales channels. We also seek new paths to deliver products and services directly to end users and are pursuing strategic and reciprocal relationships with retail distribution firms whereby they would act as our retail distribution arm and we would act as their manufacturing arm, with each party giving the other priority and first opportunity to work on the other’s products.

Our contacts in China may allow us to increase our manufacturing capacity and output with minimal capital investment required. By using various subcontractors, we may leverage our upfront payments for inventories and tooling to control costs and receive benefits from economies of scale in Asian manufacturing facilities.

Typically, and depending on the contract, we may be required to prepay a portion of the purchase orders for materials. In exchange for financial commitments, we may receive dedicated manufacturing responsiveness and eliminate the costly expense associated with capitalizing completely proprietary facilities. For example, we previously expanded our manufacturing capabilities for our beverage division outside the United States to accommodate international customers by contracting with manufacturers in Hungary and India.

During a typical contract manufacturing sales process, a customer provides us with specifications for the product it wants, and we develop a bid price for manufacturing a minimum quantity that includes manufacture engineering, parts, labor, testing, and shipping. If the bid is accepted, the customer is required to purchase the minimum quantity, and additional product is sold through purchase orders issued under the original contract. Special engineering services are provided at either an hourly rate or a fixed contract price for a specified task.

Competition

Competition in our targeted markets is comprised of manufacturing technology, merchandise quality, responsiveness, the provision of value-added services, and price. To be competitive, we must provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, and deliver finished products on a reliable basis and for a favorable price.

The manufacturing services industry is large and diverse and serviced by many companies, including several that have achieved significant market share. We will compete with different companies depending on the type of service or geographic area. Certain of our competitors may have greater manufacturing, financial, research and development, and marketing resources than we have.

We will also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally.

Regulation

We are subject to typical federal, state, and local regulations and laws governing the operations of manufacturing concerns, including environmental disposal, storage, and discharge regulations and laws; employee safety laws and regulations; and labor practices laws and regulations. We are not required under current laws and regulations to obtain or maintain any specialized or agency-specific licenses, permits, or authorizations to conduct our manufacturing services. We believe we are in substantial compliance with all relevant regulations applicable to our business and operations. All international sales permits are the responsibility of the local distributors, and they are required to obtain all local licenses and permits.

Employees

At December 31, 2018, we had three part-time employees, including our chief executive officer.

Corporate Background and History

In 1987, CirTran Corporation was incorporated in Nevada under the name Vermillion Ventures, Inc., for the purpose of acquiring other operating corporate entities. We were largely inactive until July 1, 2000, when we acquired substantially all of the assets and certain liabilities of Circuit Technology, Inc., through a wholly owned subsidiary, CirTran Corporation (Utah), that we created for the purpose of completing the acquisition.

Our predecessor business in Circuit Technology, Inc. was commenced in 1993 by our president, Iehab Hawatmeh. In 2001, we effected a 15-for-1 forward-split of our shares and a stock distribution, which increased the number of our issued and outstanding shares of common stock. We also increased our authorized capital from 500,000,000 to 750,000,000 shares. In 2007, our stockholders approved a 1.2-for-1 forward-split of our shares and an amendment to our articles of incorporation that increased our authorized capital to 1,500,000,000 shares of common stock. In August 2011, we increased our authorized capitalization to 4,500,000,000 shares of common stock, par value $0.001.

In May 2015, our stockholders and board of directors approved an amendment to our articles of incorporation to complete a 1,000-to-1 reverse split, or consolidation, of our common stock, decrease our authorized common stock to 100,000,000 shares, par value $0.001, and authorize a class of 5,000,000 shares of preferred stock having such terms as the board of directors may determine prior to issuance (the “Amendment”). However, FINRA refused to approve the Amendment until such time as we became current in our periodic reports and received approval for our common stock to resume trading. While we have become current in our periodic reports, we are continuing to work with FINRA to allow trading of our common stock.

ITEM 1A. RISK FACTORS

In addition to the negative implications of all information and financial data included in or referred to directly in this report, you should consider the following risk factors. This report contains forward-looking statements and information concerning us, our plans, and other future events. Those statements should be read together with the discussion of risk factors set forth below, because those risk factors could cause actual results to differ materially from such forward-looking statements.

We may be deemed to be insolvent and may face liquidation.

We may be deemed to be insolvent. We are unable to meet all of our obligations as they accrue, and the aggregate amount of our liabilities exceeds the value of our assets. Creditors may have the right to initiate involuntary bankruptcy proceedings against us to seek our liquidation. We cannot assure that we would be successful in avoiding liquidation by converting such liquidation proceedings to a Chapter 11 reorganization, which would permit us to develop and propose, for creditor and court approval, a reorganization plan that would enable us to proceed. Even if we were to propose a reorganization plan, any reorganization plan would likely require that we obtain new post-petition funding, which may be unavailable. Further, in the event of bankruptcy, our secured creditors that have encumbrances on all of our assets would likely execute and take all of our assets, which may leave nothing for other creditors or our stockholders.

The auditors’ report for our most recent fiscal year, like previous years, contains an explanatory paragraph about our ability to continue as a going concern.

We had a net loss of $1.1 million during the year ended December 31, 2018, and $2.0 million during the year ended December 31, 2017, which includes $0.2 million and $0.3 million in losses from discontinued operations. We had an accumulated deficit of $77.7 million as of December 31, 2018. During the year ended December 31, 2018, net cash used in operations was $0.2 million. We had current liabilities of $36.7 million and a $36.7 million working capital deficit as of December 31, 2018. The reports from our auditors on our consolidated financial statements for the years ended December 31, 2018 and 2017, as for several previous years, contain explanatory paragraphs about our ability to continue as a going concern.

We may not be able to establish new operations based on the commercialization of new products or concepts.

Following the judicial termination of our rights to distribute a Playboy-branded energy drink and in the absence of a successful motion for a new trial and a favorable decision in a new trial in 2018, we are seeking to establish new operations based on the commercialization of new products or product concepts. We cannot assure that we will be able to identify, acquire, or originate new products, complete branding, arrange third-party manufacturing, establish order fulfillment relationships, or establish distribution channels in order to generate new revenues.

All of our assets are encumbered to secure the payment of approximately $2.6 million of indebtedness, plus $1.3 million of accrued interest, on secured convertible debentures that require payments if not previously converted to common stock.

We have encumbered all of our assets to secure the payment of approximately $2.6 million in indebtedness, plus $1.3 million of accrued interest, due on secured convertible debentures, of which $0.2 million was required to be repaid by October 2018 and $2.4 million is required to be repaid by April 2027, if not previously converted. Because we are in default in payment, our secured creditor could exercise its remedies, including the execution on all of our assets, which would result in the termination of our activities. We cannot assure that the secured creditor will continue to refrain from aggressive collection efforts. The existence of these secured obligations will likely significantly impair our ability to obtain capital from external sources.

We are a party to numerous lawsuits that require significant management attention and funds for attorney’s fees and subject us to risks of damages or other adverse judgments.

We are a party to numerous lawsuits, some of which remain active, requiring that we incur attorney’s fees and other costs and devote management’s time and attention. Successful suits by creditors for the collection of debts may require that we pay judgment amounts, subject to the priority encumbrances in favor of secured creditors. We may incur significant costs to pursue litigation in which we are the plaintiff without any recovery or other favorable outcome. Any judgments we may obtain against third parties may not be collectible.

We will require substantial amounts of additional capital from external sources.

We may seek required funds through the sale of equity or other securities. Our ability to obtain financing on acceptable terms will depend on many factors, including the condition of the securities markets generally and for companies like us at the time of the offering; our business, financial condition, and prospects at the time of the proposed offering; our ability to identify and reach a satisfactory arrangement with prospective securities sales and investment groups; and various other factors. We cannot assure that we will be able to obtain financing on terms favorable to us or at all. The issuance of additional equity securities may dilute the interest of our existing stockholders or may subordinate their rights to the superior rights of new investors.

We may also seek additional capital through strategic alliances, joint ventures, or other collaborative arrangements. Any such relationships may dilute our interest in any specific project and decrease the amount of revenue that we may receive from the project. We cannot assure that we will be able to negotiate any strategic investment or obtain required additional funds on acceptable terms, if at all. In addition, our cash requirements may vary materially from those now planned because of the results of future marketing and manufacturing agreements; results of product testing; potential relationships with our strategic or collaborative partners; changes in the focus and direction of our research and development programs; competition and technological advances; issues related to patent or other protection for proprietary technologies; and other factors.

If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our planned efforts; obtain funds through arrangements with strategic or collaborative partners that may require us to relinquish rights to certain of our technologies, product candidates, or products that we would otherwise seek to develop or commercialize ourselves; or sublicense our rights to such products on terms that are less favorable to us than might otherwise be available.

Any substantial increase in business activities will require skilled management of growth.

If we have the opportunity to commercialize new products, our success will depend on our ability to manage continued growth, including integrating new employees and independent contractors into an effective management and technical team; formulating strategic alliances, joint ventures, or other collaborative arrangements with third parties; commercializing and marketing proposed products and services; and monitoring and managing these relationships on a long-term basis. If our management is unable to integrate these resources and manage growth effectively, the quality of our products and services, our ability to retain key personnel, and the results of our operations would be materially and adversely affected.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and, if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002 as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2018, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

If significant deficiencies or other material weaknesses are identified in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements. This would likely have an adverse effect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing.

We have issued nearly all of the shares of stock we are authorized to issue, which may limit our ability to obtain necessary financing.

We have authorized 4,500,000,000 shares of common stock, nearly all of which has been issued. Being unable to issue additional shares of common stock limits our ability to obtain the financing we need. Although our stockholders voted to decrease the number of shares issued and outstanding via a 1 for 1,000 reverse stock split, we are unable to proceed with recapitalization because we could not obtain necessary approval from FINRA. We cannot assure that completing the registration of our common stock under the Securities Exchange Act or replacing the holder of our secured convertible debentures will enable us to obtain FINRA approval for our Amendment in order to increase our capitalization.

We do not have enough authorized shares available to allow the conversion and exercise of outstanding convertible debentures and options, which may subject us to liability.

We have approximately $2.6 million in principal, plus $1.3 million of accrued interest, for outstanding convertible debentures. We do not have adequate authorized and unissued shares of common stock to permit the conversion and exercise of those securities. If those holders of our convertible debentures and options attempted to convert and exercise those securities, they would be unable to do so, which might place us in default of our obligation to increase our capitalization.

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

The U.S. Securities and Exchange Commission has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction before the purchase. Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of that stock in the secondary trading market are subject to certain additional rules promulgated by the U.S. Securities and Exchange Commission. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including: not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and to obtain stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We will remain an “emerging growth company” for up to five years, although, we would cease to be an “emerging growth company” upon the earliest of the first fiscal year following the fifth anniversary of the completion of a public offering of its securities; the first fiscal year after our annual gross revenue is $1 billion or more; the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, or the Exchange Act. To the extent we take advantage of any of these reduced reporting burdens in this prospectus or in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We are choosing to “opt out” of such extended transition period, however, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We rent on a month-to-month basis our existing approximately 40,000-square-foot headquarters and manufacturing facility, located at 4125 South 6000 West in West Valley City, Utah. Monthly payments are $3,500. The premises include about 10,000 square feet of office space to support administration, sales, and engineering staff and independent contractors and 30,000 square feet of manufacturing space, which includes a secured inventory area, shipping and receiving areas, and manufacturing and assembly space.

We believe that the facilities and equipment described above are generally in good condition, well maintained, and suitable and adequate for our current and projected operating needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. See Note 7 to the financial statements.

Play Beverages, LLC, and CirTran Beverage Corp. v. Playboy Enterprises, Inc., et al., Cook County, Illinois, Case No. 2012L012181. In October 2016, the court entered an order, following a jury trial, against plaintiffs dismissing their claims against Playboy and awarding Playboy $1.6 million in damages for breach of a license agreement and $5.0 million damages for trademark infringement and counterfeiting. Plaintiffs filed a motion for a new trial, which was denied in late 2018. Playboy has initiated collection efforts against Play Beverages, LLC, and CirTran Beverage Corp. but has recovered no funds. We have accrued $17,205,599 as of December 31, 2018 and 2017, related to this judgment.

In addition to the foregoing, we are parties to ordinary routine litigation incidental to our business that, individually and in the aggregate, is not material. The foregoing omits previous judgments whose collection are barred by the applicable statute of limitations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not quoted or traded in any public market. Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of December 31, 2018, we had 489 stockholders of record of the 4,499,918,984 common shares outstanding.

Dividends

If we were to have earnings, the payment of dividends is subject to the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently have no earnings and do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings we might achieve in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our board of directors, based upon the Board’s assessment of:

●	our financial condition;
●	earnings;
●	need for funds;
●	capital requirements;
●	prior claims of preferred stock to the extent issued and outstanding; and
●	other factors, including any applicable laws.

It is very unlikely that we will declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We currently accrue stock options for certain employees under our stock option plan. However, there are not adequate shares available under the plan to issue the options and as a result have not been issued. See Note 6 to the financial statements.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Going Concern

The future of our company is dependent upon its ability to identify and commence a business opportunity, obtain financing and achieve future profitable operations. Management intends to seek additional capital through a private placement or public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Issuers ability to continue as a going concern.

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Until October 2016, we manufactured, marketed, and distributed internationally an energy drink under a license with Playboy Enterprises, Inc. (“Playboy”), through our subsidiary, CirTran Beverage Corporation (“CirTran Beverage”). CirTran Beverage manufactured, marketed, and distributed Playboy-branded energy drinks in accordance with its agreement with Play Beverages, LLC (“PlayBev”), which held the Playboy license. An Illinois court determined in October 2016 that PlayBev no longer had the right to distribute the Playboy-branded beverage. Following the adverse court ruling, we filed a motion for a retrial, which was denied in late 2018. PlayBev was previously consolidated as a variable interest entity. However, at October 21, 2016, we deconsolidated PlayBev from our consolidated financial statements.

Since October 2016, we have had minimal revenue from consulting services we provided to third parties.

During 2018 and 2017, our activities declined rapidly, restrained by the necessity to prioritize obtaining the forbearance of our principal secured and judgment creditors, seeking to resolve disputes respecting the PlayBev license to market Playboy-licensed energy drinks, defending the numerous lawsuits to which we were a party, and obtaining additional capital. Further, disputes respecting the status of the PlayBev license to market energy drinks impaired our ability to establish new distributors, damaged our relationships with existing distributors, and considerably depressed revenues.

We are seeking to commercialize consumer products and provide a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs (original equipment manufacturers) in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. We expect our business activities may include pre-manufacturing, manufacturing, and post-manufacturing services. Our goal is to provide potential customers with total manufacturing solutions through third-party providers for both new and more mature products, as well as across product generations.

Comparison of Years Ended December 31, 2018 and 2017

Sales and Cost of Sales

Revenues for the years ended December 31, 2018 and 2017 were $0 and $12,500, respectively. Revenues generated during the year ended December 31, 2017 were limited to one time consulting engagements that did not recur during the year ended December 31, 2018.

Operating Expenses

During the year ended December 31, 2018, selling, general, and administrative expenses decreased by 44%, as compared to the preceding year, as a result of the termination of salary accruals.

Other Income and Expense

Other expenses during the year ended December 31, 2018, consisted solely of approximately $500,000 of interest expense. Other expenses during the year ended December 31, 2017, included approximately $490,000 for interest expense and $500,000 for losses recognized on the settlement of debt. Interest expense was approximately equal for each year because the principal amount of indebtedness and applicable interest rate were approximately the same.

As a result of the foregoing, we had a loss from continuing operations of $0.9 million during the year ended December 31, 2018, as compared to $1.8 million during the year ended December 31, 2017.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our declining revenues, which have now ceased entirely. Our accumulated deficit was $77.7 million at December 31, 2018. For the year ended December 31, 2018, we used negligible net cash of $5,610 from operating and financing activities, compared to net positive cash flow of $5,551 for the prior year, from operating and financing activities.

During the year ended December 31, 2018, we used $208,990 of net cash in operations, comprised of a net loss from continuing operations of $946,166, non cash losses of $244,026, changes in working capital of $498,025, and net cash used in discontinued operations of $4,875. The net change in working capital was primarily driven by an increase in accrued interest of $494,254.

During the year ended December 31, 2017, we used $206,894 of net cash in operations, comprised of a net loss from continuing operations of $1,790,708, non cash losses of $695,055, changes in working capital of $921,825, and net cash used in discontinued operations of $33,066. The net change in working capital was primarily driven by an increase in accounts payable for $361,042 and an increase in accrued interest of $489,057.

During the year ended December 31, 2018, we generated $203,380 of net cash from financing activities comprised solely of proceeds from related party loans.

During the year ended December 31, 2017, we generated $212,445 of net cash from financing activities comprised of a repayment of bank overdrafts of $2,620, proceeds from related-party loans of $457,758, repayments of related-party loans totaling $442,693, and proceeds from convertible loans payable of $200,000.

Our Capital Resources and Anticipated Requirements

Our monthly operating costs and interest expense average approximately $80,000 per month, excluding capital expenditures. We continue to focus on generating revenue and reducing our monthly business expenses through cost reductions and operational streamlining. Currently, we do not have enough cash on hand to sustain our business operations, and we expect to access external capital resources in the near future.

In conjunction with our efforts to commercialize new products, we are actively seeking infusions of capital from investors. In our current financial condition, it is unlikely that we will be able to obtain additional debt financing. Even if we did acquire additional debt, we would be required to devote additional cash flow to servicing the debt and securing the debt with assets.

Accordingly, we are looking to obtain equity financing to meet our anticipated capital needs. We cannot assure that we will be successful in obtaining such capital. If we were to issue additional shares for debt and/or equity, this would dilute the value of our common stock and existing stockholders’ positions. We also have no authorized but unissued capital available, and we are dependent on the Amendment becoming effective in order to obtain any new equity financing.

Convertible Debentures

We currently have an amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.2 million as of December 31, 2018. In addition, we have a $200,000 convertible debenture with Tekfine, with a maturity date of October 20, 2018, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $0.10 or the lowest bid price for the 20 trading days prior to conversion. As of the date of this report, we are unable to convert this debenture because we have insufficient authorized but unissued shares to issue upon conversion.

Recently Issued Accounting Pronouncements

Recently issued accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that require adoption and that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company does not currently have any financial instruments that it measures at fair value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CIRTRAN CORPORATION

Financial Statements

December 31, 2018 and 2017

Report of Independent Registered PUBLIC Accounting Firm

To the Board of Directors and Shareholders of CirTran Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CirTran Corporation (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Salt Lake City, UT

April 1, 2019

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS

Current assets
Cash	$214	$5,824
Other current assets	-	347
Assets from discontinued operations	122	62
Total current assets	336	6,233

Investment in securities at cost	300,000	300,000
Property and equipment, net of accumulated depreciation	12,065	14,357

Total assets	$312,401	$320,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,115,177	$2,217,329
Related party payable	3,000	8,548
Short-term advances payable	44,506	44,506
Short-term advances payable - related parties	873,721	520,608
Accrued liabilities	804,465	729,384
Accrued payroll and compensation expense	4,189,919	4,153,237
Accrued interest, current portion	2,024,728	1,644,719
Deferred revenue	-	638
Convertible debenture, current portion	200,000	200,000
Note payable, current portion	90,000	90,000
Note payable to stockholders and members	151,833	151,833
Liabilities from discontinued operations	26,156,359	25,996,119
Total current liabilities	36,653,708	35,756,921

Accrued interest, net of current portion	1,251,570	1,137,325
Note payable, net of current portion	500,000	500,000
Convertible debenture, net of current portion	2,390,528	2,390,528
Total liabilities	40,795,806	39,784,774

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, par value $0.001; 4,500,000,000 shares authorized; 4,499,918,984 and 4,498,891,910 shares issued and outstanding at December 31, 2018 and 2017, respectively	4,499,919	4,498,892
Additional paid in capital	32,727,196	32,636,223
Accumulated deficit	(77,710,520)	(76,599,299)
Total stockholders’ deficit	(40,483,405)	(39,464,184)

Total liabilities and stockholders’ deficit	$312,401	$320,590

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,
	2018	2017
Net sales	$-	$12,500
Cost of sales	-	-
Gross profit	-	12,500

Operating expenses
Selling, general and administrative expenses	447,389	805,694
Total operating expenses	447,389	805,694

Loss from operations	(447,389)	(793,194)

Other income (expense)
Interest expense	(498,777)	(489,058)
Loss on derivative valuation	-	(8,456)
Loss on settlement of debt	-	(500,000)
Total other income (expense)	(498,777)	(997,514)

Net loss from continuing operations	(946,166)	(1,790,708)

Loss from discontinued operations	(165,055)	(259,154)

Net loss	$(1,111,221)	$(2,049,862)

Net loss from discontinued operations per common share, basic and diluted	$(0.00)	$(0.00)
Loss per common share, basic and diluted	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	4,499,918,984	4,489,891,910

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	4,498,891,910	$4,498,892	$29,229,170	$(74,549,437)	$(40,821,375)

Write off of derivative liability	-	-	3,407,053	-	3,407,053
Net loss, year ended December 31, 2017	-	-	-	(2,049,862)	(2,049,862)
Balance, December 31, 2017	4,498,891,910	4,498,892	32,636,223	(76,599,299)	(39,464,184)

Correction of common shares outstanding	1,027,074	1,027	(1,027)	-	-
Forgiveness of related party payable	-	-	92,000	-	92,000
Net loss, year ended December 31, 2018	-	-	-	(1,111,221)	(1,111,221)
Balance, December 31, 2018	4,499,918,984	$4,499,919	$32,727,196	$(77,710,520)	$(40,483,405)

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
Cash flows from operating activities
Net (loss) income from continuing operations	$(946,166)	$(1,790,708)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,292	1,719
Expenses paid on behalf of Company by a related party	241,734	184,880
(Gain) loss on derivative fair value adjustment	-	8,456
Loss on settlement of debt	-	500,000
Changes in operating assets and liabilities:
Other current assets	347	(347)
Accounts payable	(102,153)	361,042
Related party payable	(5,548)	7,600
Accrued liabilities	75,081	24,536
Accrued payroll and compensation	36,682	39,937
Accrued interest	494,254	489,057
Deferred revenue	(638)	-
Net cash used in continuing operating activities	(204,115)	(173,828)
Net cash used in discontinued operations	(4,875)	(33,066)
Net cash used in operating activities	(208,990)	(206,894)

Cash flows from financing activities
Bank overdraft	-	(2,620)
Proceeds from related party loans	203,380	457,758
Repayments of related party loans	-	(442,693)
Proceeds from loans payable	-	200,000
Net cash provided by financing activities	203,380	212,445

Net change in cash	(5,610)	5,551
Cash, beginning of period	5,824	273
Cash, end of period	$214	$5,824

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Forgiveness of related party loan	$92,000	$-
Correction of common shares outstanding	$1,027	$-
Write off of derivative liability to additional paid in capital	$-	$3,407,053

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

CirTran Corporation (“Cirtran,” “the Company” or “we”) now without significant operations due to shortages of working capital, through our different subsidiaries, has provided a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics original equipment manufacturers in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, semiconductor and beverage industries. Our service capabilities include pre-manufacturing, manufacturing, and post-manufacturing services. Our goal is to offer customers the significant competitive advantages that can be obtained from manufacture outsourcing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. We did not hold any cash equivalents as of December 31, 2018 or 2017.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at December 31, 2018 and 2017. As we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Property and Equipment

We incur certain costs associated with the design and development of molds and dies for our contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. We hold title to all molds and dies used in the manufacture of products. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at December 31, 2018 and 2017, was$12,065 and $14,357, respectively.

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

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the year ended December 31, 2018 or 2017.

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

During the year ended December 31, 2017, our common stock was suspended from trading. Because of this, the convertible note no longer met the criteria to bifurcate the instrument under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging. As such, we determined the underlying common stock of the instruments being accounted for as derivative liabilities had no value. As a result, the fair value of the derivative liabilities as of the date our common stock was no longer available to trade was written off to additional paid-in capital in accordance with ASC 815-15-35-4. During the year ended December 31, 2018, we became current with its filing requirements with the SEC. However, we have not yet received clearance from FINRA for our stock to resume trading. As such, we determined the underlying common stock of the debt instruments had no value as of December 31, 2018.

Stock-Based Compensation

We have outstanding stock options to directors and employees, which are described more fully in Note 13 – Stock Options and Warrants. We account for our stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period).

Stock-based employee compensation was $480 and $1,340 for the years ended December 31, 2018 and 2017, respectively.

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

Concentrations of Risk

During the year ended December 31, 2017, we generated revenues totaling $12,500 which were from one customer. There were no revenues during the year ended December 31, 2018.

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

Loss Per Share

Basic loss per share (EPS) is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. We did not have any potentially issuable common shares at December 31, 2018 and 2017.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a working capital deficiency of $36,653,372 and $35,750,688 as of December 31, 2018 and 2017, respectively, and a net loss of $1,111,221 and $2,049,862 during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, we had an accumulated deficit of $77,710,520 and $76,599,299, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

	December 31,		Useful Life
	2018	2017	(years)
Furniture and office equipment	$177,900	$177,900	5 - 10
Leasehold improvements	997,714	997,714	7 - 10
Production equipment	2,886,267	2,886,267	5 - 10
Vehicles	53,209	53,209	3 - 7
Total	4,115,090	4,115,090
Less: accumulated depreciation	(4,103,025)	(4,100,733)
Property and equipment, net	$12,065	$14,357

There was $2,292 and $1,719 of depreciation expense recorded during the years ended December 31, 2018 and 2017.

NOTE 5 – RELATED-PARTY TRANSACTIONS

Transactions involving Officers, Directors, and Stockholders

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2018 and 2017, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other Company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of December 31, 2018 and 2017, totaled $72,466 and $72,466, respectively, and are presented in liabilities from discontinued operations.

During the year ended December 31, 2018, we received cash advances from related parties of $203,380. Additionally, a related party forgave outstanding payables of $92,000 and related parties paid expenses totaling $241,734 directly to vendors on our behalf. There was $873,721 and $520,608 of short-term advances due to related parties as of December 31, 2018 and 2017, respectively. The advances are due on demand and as such included in current liabilities.

We have agreed to issue options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of this employment agreement require us to grant options to purchase 6,000,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. During the year ended December 31, 2018, we accrued for 6,000,000 stock options relating to this employee agreement, resulting in 66.0 million and 60.0 million accrued stock options as of December 31, 2018 and 2017, respectively. See Note 6 – Other Accrued Liabilities and Note 13 – Stock Options and Warrants.

As of December 31, 2018 and 2017, we owe our president a total of $893,000 and $898,215 in unsecured advances, of which $890,000 and $890,000 were included in liabilities from discontinued operations. Additionally, 66.0 million and 60.0 million accrued stock options, with an aggregate value at time of grant of $169,496 and $168,896, respectively, were owed as of December 31, 2018 and 2017. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

Additionally, we owed $0 and $333 as of December 31, 2018 and 2017, to our Controller for services rendered.

NOTE 6 – OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Tax liabilities	758,827	685,004
Other	45,638	44,380
Total	$804,465	$729,384

Other accrued liabilities as of December 31, 2018 and 2017, include a non-interest bearing payable totaling $45,000 and $44,380 that is due on demand.

Accrued payroll and compensation liabilities consist of the following:

	December 31, 2018	December 31, 2017
Stock option expenses	$480,253	$479,973
Director fees	135,000	135,000
Bonus expenses	121,858	121,858
Commissions	2,148	2,148
Administrative payroll	3,450,660	3,414,258
Total	$4,189,919	$4,153,237

Stock option expenses consist of accrued employee stock option expenses. These stock options have been granted but were not issued due to the limited number of authorized and available shares (see Note 13 – Stock Options and Warrants for further discussion).

The fair market value of the options issued during the year ended December 31, 2018 was $480, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate between 2.38%. During the year ended December 31, 2018, we accrued for 6,000,000 stock options relating to the employee agreement with Mr. Hawatmeh. The fair market value of the options was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate of 2.38%.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment to Playboy of $6.6 million against Play Beverages and us. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. We have accrued $17,205,599 as of December 31, 2018 and 2017, related to this judgment, which is included in liabilities from discontinued operations (see Note 14 – Discontinued Operations). In September 2018, the appellate court affirmed the judgment of the circuit court.

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

Old Dominion Freight Line

In December 2009, Old Dominion Freight Line filed suit against us for unpaid freight services in the amount of $30,464 and was awarded a default judgment of $33,187 in March 2010. The amount due is included in accounts payable as of December 31, 2018 and 2017, respectively.

RDS Touring

In September 2011, RDS Touring and Promotions, Inc. was awarded a default judgment of $118,426 against us. In September 2012, RDS domesticated the default judgment in the state of Utah and sought to enforce the judgment against us. We have and will continue to resist the collection efforts by RDS. We had recorded a loss equal to the judgment of $118,426, of which $18,491 was previously paid leaving $99,935 included in liabilities from discontinued operations as of December 31, 2018 and 2017.

Esebag

In July 2010, Jimmy Esebag was awarded a judgment against us for breach of contract. A judgment debtor examination of an affiliate took place in October 2013, and there have been no further recovery efforts to date. We will continue to resist the collection efforts from this judgment. We had recorded a loss equal to the judgment of $100,000, of which $40,881 was previously paid leaving $59,119 included in liabilities from discontinued operations as of December 31, 2018 and 2017, respectively.

General Distributors, Inc.

In February 2012, General Distributors, Inc. (“General”) and was awarded a default judgment of $93,856 against us. In January 2013, General domesticated the default judgment in the state of Utah and sought to enforce the judgment against us. We have and will continue to resist the collection efforts by General. We had recorded a loss equal to the judgment of $93,856, which is included in liabilities from discontinued operations as of December 31, 2018 and 2017.

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

We had accrued the minimum liability of $90,000, of which $45,000 has been paid leaving $45,000 due, which is included in accrued liabilities as of December 31, 2018 and 2017. Because the remaining liability is unknown and cannot be reasonably estimated, no additional amounts have been accrued.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which requires us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we pay taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which requires us to pay the IRS 5% of cash deposits. The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expires on October 6, 2020. There was $424,158 and $367,617 due as of December 31, 2018 and 2017, of which $122,222 and $108,754 is included in liabilities from discontinued operations.

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

In addition to the employment agreement above, we have verbal contracts with our employees that require payment of noncash compensation in a fixed number of shares. During the years ended December 31, 2018 and 2017, we did not grant options to purchase shares of common stock to employees due to the insufficient common shares available. We recorded expenses totaling $480 and $1,340 during the years ended December 31, 2018 and 2017, respectively, for employee options relating to the employment contracts of these employees.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Total	$590,000	$590,000

There was $110,035 and $62,534 of accrued interest due on these note as of December 31, 2018 and 2017.

NOTE 9 - CONVERTIBLE DEBENTURES

Convertible Debentures consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on October 20, 2018	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Total	$2,590,528	$2,590,528

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $0.10 or the lowest bid price for the 20 trading days prior to conversion $nil as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, we had accrued interest on the convertible debentures totaling $1,268,557 and $1,144,311, of which $16,987 and $6,986 was current and $1,251,570 and $1,137,325 was long term, respectively. As of December 31, 2018 and 2017, the debentures were convertible into nil shares of our common stock.

NOTE 10 – LEASES

In an effort to operate more efficiently and focus resources on higher margin areas of our business, on March 5, 2010, we entered into certain agreements (collectively, the “Agreements”) to reduce our costs with Katana Electronics, LLC, a Utah limited liability company (“Katana”). The Agreements include an Assignment and Assumption Agreement, an Equipment Lease, and a Sublease Agreement relating to our property. Pursuant to the terms of the Sublease, we agreed to sublease a certain portion of our premises to Katana, consisting of the warehouse and office space used as of the close of business on March 4, 2010. The term of the Sublease was for two months with automatic renewal periods of one month each. The base rent under the Sublease is $8,500 per month. The Sublease contains normal and customary use restrictions, indemnification rights and obligations, default provisions, and termination rights. Under the Agreements signed, we continue to have rights to operate as a contract manufacturer in the future in the U.S. and offshore. On July 1, 2011, Katana had assumed the full lease payment, and we agreed to pay Katana $5,000 per month on a month to month basis for the use of office space and utilities. We had no sublease income for the years ended December 31, 2018 or 2017. We recorded rent expense of $42,000 and $57,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE 11- INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

We have not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2018 and 2017 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All of our tax returns remain open.

As of December 31, 2018 and 2017, we had net operating loss carryforwards for tax reporting purposes of approximately $41.5 and $41.2 million. These net operating loss carryforwards, if unused, begin to expire in 2020. Utilization of approximately $1.2 million of the total net operating loss is dependent on the future profitable operation of Racore Network, Inc., a wholly owned subsidiary, under the separate return limitation rules and restrictions on utilizing net operating loss carryforwards after a change in ownership. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed in Note 6 – Other Accrued Liabilities.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	20%
Effect on operating losses	(20)%
-

Net deferred tax assets consisted of the following:

	December 31, 2018	December 31, 2017
Net operating loss carry forward	$24,810,657	$24,596,263
Valuation allowance	(24,810,657)	(24,596,263)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	December 31, 2018	December 31, 2017
Computed federal income tax benefit (expense) at statutory rate of 20% and 35%	$(222,244)	$(717,452)
Depreciation and amortization	458	602
Change in payroll accruals	7,336	13,978
Stock option expense	56	469
Change in derivative liability	-	2,960
Change in valuation allowance	214,394	699,443
Income tax expense	$-	$-

NOTE 12 - STOCKHOLDERS’ DEFICIT

We are authorized to issue up to 4,500,000,000 shares of $0.001 par value common stock.

During the year ended December 31, 2018, we found 1,027,074 shares of common stock previously marked for cancellation had not been returned to the transfer agent for processing. As a result, these common shares were recorded at par value against additional paid in capital during the year ended December 31, 2018. There can be no assurance these shares will be returned by the holder for cancellation. There were no shares issued during the years ended December 31, 2017.

There were 4,499,918,984 and 4,498,891,910 common shares issued and outstanding at December 31, 2018 and 2017, respectively.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the years ended December 31, 2018 and 2017, we did not grant options to purchase shares of common stock to employees or consultants. However, we have committed to issue stock options and have recorded a corresponding liability (as described in Note 6 – Other Accrued Liabilities) for commitments to issue a balance of 172.6 million and 165.8 million stock options as of December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, we accrued for a net of 6,800,000 stock options (13,400,000 new grants, less rescission of 6,600,000) relating to the employment of our president and consultants. The fair market value of the accrued stock options aggregated $480, using the following assumptions: seven-year term, volatility of 567%, a risk free rate of 2.38%, and exercise price of $0.0001.

During the year ended December 31, 2017, we accrued for 13,400,000 stock options relating to the employment of our president and consultants. The fair market value of the accrued stock options aggregated $1,375, using the following assumptions: seven-year term, volatility of 567%, a risk free rate of 2.26% and exercise price of $0.0001.

As of December 31, 2018, we had no unrecognized compensation costs related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6 – Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

NOTE 14 – DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of December 31, 2018 and 2017 as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the years ended December 31, 2018 and 2017.

Total assets and liabilities included in discontinued operations were as follows:

	December 31,
	2018	2017
Assets From Discontinued Operations:
Cash	$122	62
Total assets from discontinued operations	$122	$62

Liabilities From Discontinued Operations:
Checks written in excess of bank balance	$-	$-
Accounts payable	19,869,559	19,641,248
Accrued liabilities	704,917	732,548
Accrued interest	868,874	715,409
Accrued payroll and compensation expense	117,901	311,806
Current maturities of long-term debt	239,085	239,085
Related party payable	1,776,250	1,776,250
Short-term advances payable	2,579,773	2,579,773
Total liabilities from discontinued operations	$26,156,359	$25,996,119

Net losses from discontinued operations for the years ended December 31, 2018 and 2017 were comprised of the following components:

	Year Ended December 31,
	2018	2017
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	11,590	164,335
Total operating expenses	11,590	164,335

Other income (expense)
Interest expense	153,465	162,464
Settlements	-	(67,645)
Total other income (expense)	153,465	94,819

Net loss from discontinued operations	$(165,055)	$(259,154)

NOTE 15 - SUBSEQUENT EVENTS

During the first calendar quarter of 2019, we dissolved four of our subsidiaries: CirTran Beverage Corp, Racore Network, CirTran Media Corp and CirTran Online Corp.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2018, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review,

●	Lack of financial resources to engage adequate external expertise; and

●	Overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report in this annual report.

Implemented or Planned Remedial Actions in Response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will improve the overall performance of our control over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive and financial officer, does not expect that our disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2018 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Title	Tenure

Iehab Hawatmeh	52	President, Chief Executive Officer,	July 2000 to date
		Chief Financial Officer, Chairman
Kathryn Hollinger*	68	Director, Controller	August 2011 to date

* Ms. Hollinger acted as our chief executive officer for the months of July and August 2017, during Mr. Hawatmeh’s absence.

Iehab J. Hawatmeh

Iehab J. Hawatmeh founded our predecessor company in 1993 and has been our chairman, president, and chief executive officer since July 2000, except for a brief absence during 2017. Mr. Hawatmeh oversees all daily operations, including our technical and sales functions. Mr. Hawatmeh is currently functioning in a dual role as chief financial officer. Before his involvement with our company, Mr. Hawatmeh was the Processing Engineering Manager for Tandy Corporation, Salt Lake City, Utah, overseeing that company’s contract manufacturing printed circuit board assembly division. In addition, he was responsible for developing and implementing Tandy’s facility Quality Control and Processing Plan model. Mr. Hawatmeh earned an MBA from University of Phoenix and a BS in Electrical and Computer Engineering from Brigham Young University.

Kathryn Hollinger

Kathryn Hollinger has been with CirTran since 2000 as our controller, except for a brief period during 2017 in which she also acted as chief executive officer. She has been involved with the day-to-day accounting and finance functions throughout her term with us. Ms. Hollinger studied mathematics and accounting at Northridge University (now Cal. State University Northridge) in California.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Washington

Limitation of Liability of Directors

Pursuant to the Nevada law under which we are organized, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Our executive officers and directors have not filed any of the required reports.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)		Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)
Iehab J. Hawatmeh(2)	2018	-	-	-	600	(1)	-	-	38,535	(3)	39,135
President, Chief Executive Officer(4)	2017	-	-	-	600	(1)	-	-	36,170	(3)	36,770
Kathryn Hollinger (4)(5)	2018	55,000	10,000	-	200	(1)	-	-	5,000	(6)	70,200
	2017	55,000	10,000	-	200	(1)	-	-	5,000	(6)	70,200

(1)	The amount is the fair value of the option awards on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See note 2 to our consolidated financial statements.
(2)	Mr. Hawatmeh waived his compensation in 2017 and 2018.
(3)	Includes $12,000 for car allowance for each 2017 and 2018 and $26,535 and $24,170 for medical insurance premiums for 2018 and 2017.
(4)	Mr. Hawatmeh resigned as our chief executive officer on July 15, 2017 and was reinstated on September 3, 2017. Ms. Hollinger served as our chief executive officer during Mr. Hawatmeh’s resignation.
(5)	Ms. Hollinger did not receive additional compensation while serving as our chief executive officer during Mr. Hawatmeh’s resignation. The compensation listed in this table is for her services as our controller.
(6)	Fees accrued as director compensation.

Employment Agreements—Change in Control

On August 1, 2009, we entered into an Employment Agreement with Iehab Hawatmeh, our president, that amends and restates in their entirety the previous employment agreement and amendment with Mr. Hawatmeh. The employment term continues and extends automatically from each August for successive one-year periods, with an annual base salary of $345,000. The employment agreement, among other things: (a) grants options to purchase a minimum of 6,000,000 shares of our stock each year, with the exercise price of the options being the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all beverage products, net of returns and allowances.

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

Under a previous agreement with the holder of an outstanding secured convertible debenture, all cash amounts payable to Mr. Hawatmeh in excess of an aggregate of $120,000 per year are accrued and will not be paid until the secured convertible debenture is paid or converted to common stock.

During the years ended December 31, 2018 and 2017, we accrued for 6,000,000 stock options relating to this employment agreement. The fair market value of the options issued during the year ended December 31, 2018 was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate between 2.38%. The fair market value of the options was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate of 2.46%. Mr. Hawatmeh waived his compensation in 2017 and 2018.

Outstanding Equity Awards at 2018 Year-End

The following table summarizes information regarding committed and yet to be issued unexercised options, stock that has not vested, and equity incentive plan awards owned by the Named Executive Officer as of December 31, 2018 and 2017:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Iehab J. Hawatmeh (2018)	—	66,000,000	(1)	—	0.0030	—	—	—	—	—
Iehab J. Hawatmeh (2017)	—	60,000,000	(1)	—	0.0032	—	—	—	—	—

(1)	During the years ended December 31, 2018 and 2017, we did not issue stock options to the named executive officer due to the limited number of available shares under the employee incentive plan. These options have been earned by our named executive officer and we have accrued the stock option expense in the respective periods. These stock options can be issued upon the discretion of the board of directors based upon the number of available shares of the 2012 Stock Option Plan.

Director Compensation

Except for Iehab Hawatmeh, who is also our chief executive officer, we pay our directors $5,000 per year to serve on our board.

Board Committees

We do not currently have any committees of the board of directors. Additionally, due to the nature of our intended business, the board of directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2018, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 4,499,918,984 shares of common stock outstanding:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholder:
Iehab J. Hawatmeh	Common stock	211,553,877	4.70%
	Options(2)	66,000,000	1.47%
		277,553,877	6.17%

Directors:
Iehab J. Hawatmeh	Common stock	211,553,877	4.70%
	Options(2)	66,000,000	1.47%
		277,553,877	6.17%

Kathryn Hollinger	Common stock	26,002,520	0.58%
	Options(3)	16,000,000	0.36%
		42,002,520	0.93%

All Executive Officers and
Directors as a Group (2 persons):	Common Stock	237,556,397	5.28%
	Options(2)(3)	82,000,000	1.82%
	Total	319,556,397	7.10%

(1)	Address for all stockholders is 4125 S 6000 W, West Valley City, UT 84128.
(2)	Includes options to purchase up to 66,000,000 shares that have been accrued for services provided during 2008, 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018. These options can be exercised any time upon issuance at exercise prices ranging between $0.0001 and $0.016 per share.
(3)	Includes options to purchase up to 16,000,000 shares that have been accrued for services provided during 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018. These options can be exercised any time upon issuance at an exercise prices ranging from $0.0001 and $0.0021 per share.

The persons named in the above table have sole voting and dispositive power respecting all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined according to the rules of the U.S. Securities and Exchange Commission, and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security. Each director, officer, or 5% or more stockholder, as the case may be, has furnished the information respecting beneficial ownership.

Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

Changes in Control

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by SADLER, GIBB AND ASSOCIATES for years ended December 31, 2018 and 2017 were $16,000 and $20,000, respectively.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page 14 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CirTran Corporation

By:	/s/ Iehab J. Hawatmeh
Iehab J. Hawatmeh, CEO
Date: April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Principal Executive Officer and Director	April 1, 2019
Iehab J. Hawatmeh

Iehab J. Hawatmeh	Principal Financial Officer	April 1, 2019

