Form 10-K/A
period 2018-12-31
CIRTRAN CORP
filed 2019-04-24
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY NOTE

This Form 10-K/A no. 1 amendment repeats the entire text of Item 1, as required by Exchange Act Rule 12b-15, but only changes the number of employees of the Registrant as of December 31, 2018.

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

Employees

At December 31, 2018, we had three full-time employees, including our officers and directors, and two part-time employees.

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
Date: April 24, 2019

