Form 10-Q
period 2019-03-31
CIRTRAN CORP
filed 2019-05-15
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2019, there were 4,499,918,984 shares of common stock, $0.001 par value, outstanding.

CirTran Corporation

Form 10-Q for the Three Months Ended March 31, 2019

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets
Cash	$10,991	$214
Assets from discontinued operations	-	122
Total current assets	10,991	336

Investment in securities at cost	300,000	300,000
Property and equipment, net of accumulated depreciation	11,492	12,065

Total assets	$322,483	$312,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,090,805	$2,115,177
Related-party payable	3,000	3,000
Short-term advances payable	162,594	162,644
Short-term advances payable - related parties	848,472	755,583
Accrued liabilities	806,783	804,465
Accrued payroll and compensation expense	4,208,873	4,189,919
Accrued interest, current portion	2,119,471	2,024,728
Convertible debenture, current portion	200,000	200,000
Note payable, current portion	90,000	90,000
Note payable to stockholders and members	151,833	151,833
Liabilities from discontinued operations	26,163,607	26,156,359
Total current liabilities	36,845,438	36,653,708

Accrued interest, net of current portion	1,281,042	1,251,570
Note payable, net of current portion	500,000	500,000
Convertible debenture, net of current portion	2,390,528	2,390,528
Total liabilities	41,017,008	40,795,806

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, par value $0.001; 4,500,000,000 shares authorized; 4,499,918,984 and 4,499,918,984 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4,499,919	4,499,919
Additional paid in capital	32,727,196	32,727,196
Accumulated deficit	(77,921,640)	(77,710,520)
Total stockholders’ deficit	(40,694,525)	(40,483,405)

Total liabilities and stockholders’ deficit	$322,483	$312,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2019	2018
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	74,597	77,060
Total operating expenses	74,597	77,060

Loss from operations	(74,597)	(77,060)

Other income (expense)
Interest expense	(125,592)	(124,215)
Gain on settlement of debt	730	-
Total other income (expense)	(124,862)	(124,215)

Net loss from continuing operations	(199,459)	(201,275)

Loss from discontinued operations	(11,661)	(45,699)

Net loss	$(211,120)	$(246,974)

Net loss from discontinued operations per common share, basic and diluted	$(0.00)	$(0.00)
Loss per common share, basic and diluted	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	4,499,918,984	4,489,891,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	4,498,891,910	$4,498,892	$32,636,223	$(76,599,299)	$(39,464,184)

Net loss, three months ended March 31, 2018	-	-	-	(246,974)	(246,974)
Balance, March 31, 2018	4,498,891,910	$4,498,892	$32,636,223	$(76,846,273)	$(39,711,158)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	4,499,918,984	$4,499,919	$32,727,196	$(77,710,520)	$(40,483,405)

Net loss, three months ended March 31, 2019	-	-	-	(211,120)	(211,120)
Balance, March 31, 2019	4,499,918,984	$4,499,919	$32,727,196	$(77,921,640)	$(40,694,525)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2019	2018
Cash flows from operating activities
Net loss from continuing operations	$(199,459)	$(201,275)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	573	573
Expenses paid on behalf of Company by a related party	48,917	161,201
Changes in operating assets and liabilities:
Other current assets	-	347
Accounts payable	(24,372)	(62,257)
Related-party payable	-	-
Accrued liabilities	2,318	6,447
Accrued payroll and compensation	18,954	14,464
Accrued interest	124,215	124,215
Deferred revenue	-	(638)
Net cash (used in) provided by continuing operating activities	(28,854)	43,077
Net cash used in discontinued operations	(4,291)	(4,475)
Net cash provided by (used in) operating activities	(33,145)	38,602

Cash flows from financing activities
Proceeds from related-party loans	43,972	-
Repayments of related-party loans	-	(37,145)
Repayments of loans payable	(50)	-
Net cash provided by (used in) financing activities	43,922	(37,145)

Net change in cash	10,777	1,457
Cash, beginning of period	214	5,824
Cash, end of period	$10,991	$7,281

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of CirTran Corporation for the three-month periods ended March 31, 2019 and 2018, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2019 and December 31, 2018, and our results of operations and cash flows for the periods ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 and 2018, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

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

The consolidated financial statements as of and for the three months ended March 31, 2019 include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., CirTran Corporation (Utah), and CirTran - Asia, Inc. All intercompany balances and transactions have been eliminated. The results of CirTran Beverage Corp., CirTran Online Corp., CirTran Media Corp., and Racore Network have been excluded from the financial statements as of and for the periods ended March 31, 2019 due to the dissolution of these entities during the three months ended March 31, 2019.

The consolidated financial statements as of December 31, 2018 and for the three months ended March 31, 2018 include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Beverage Corp., CirTran Products Corp., CirTran Online Corp., CirTran Media Corp., CirTran Corporation (Utah), CirTran - Asia, Inc., and Racore Network, Inc. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. We did not hold any cash equivalents as of March 31, 2019, or December 31, 2018.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at March 31, 2019 and December 31, 2018. As we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Property and Equipment

We incur certain costs associated with the design and development of molds and dies for our contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. We hold title to all molds and dies used in the manufacture of products. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at March 31, 2019, and December 31, 2018, was $11,492 and $12,065, respectively.

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

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the three months ended March 31, 2019 or 2018.

Financial Instruments with Derivative Features

We do not hold or issue derivative instruments for trading purposes. However, we have financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives using a Multinomial Lattice model. The fair values of the derivative instruments are measured each reporting period.

During the year ended December 31, 2017, our common stock was suspended from trading. Because of this, the convertible note no longer met the criteria to bifurcate the instrument under FASB ASC 815, Derivatives and Hedging. Accordingly, we determined the underlying common stock of the instruments being accounted for as derivative liabilities had no value. As a result, the fair value of the derivative liabilities, as of the date our common stock was no longer available to trade, was written off to additional paid-in capital in accordance with ASC 815-15-35-4. During the year ended December 31, 2018, we became current with our filing requirements with the SEC. However, we have not yet received clearance from FINRA for our stock to resume trading. As such, we determined the underlying common stock of the debt instruments had no value as of March 31, 2019 or December 31, 2018.

Stock-Based Compensation

We have outstanding stock options to directors and employees, which are described more fully in Note 11 – Stock Options and Warrants. We account for our stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, as updated, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). There was no impact to our methodology for accounting for equity based compensation as a result of adopting ASU 2018-07.

Stock-based employee compensation was $0 and $1,140 for the three months ended March 31, 2019 and 2018, respectively.

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

Loss Per Share

Basic loss per share (EPS) is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. We did not have any potentially issuable common shares at March 31, 2019 or 2018.

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

Reclassification of Prior Year Information

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated balance sheet for the year ended December 31, 2018 to present $118,138 of short term advances payable which were previously presented as short term advances payable from related parties.

NOTE 3—GOING CONCERN AND REALIZATION OF ASSETS

In October 2016, we lost our ability to continue energy drink distribution, our principal source of revenue, after receiving an unfavorable ruling in our suit against Playboy Enterprises, Inc.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a working capital deficiency of $36,834,447 and $36,653,372 as of March 31, 2019, and December 31, 2018, respectively, and a net loss of $211,120 and $246,974 during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, and December 31, 2018, we had an accumulated deficit of $77,921,640 and $77,710,520, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

	March 31, 2019	December 31, 2018	Useful Life (years)
Furniture and office equipment	$177,900	$177,900	5-10
Leasehold improvements	997,714	997,714	7-10
Production equipment	2,886,267	2,886,267	5-10
Vehicles	53,209	53,209	3-7
Total	4,115,090	4,115,090
Less: accumulated depreciation	(4,103,598)	(4,103,025)
Property and equipment, net	$11,492	$12,065

We recorded $573 and $573 of depreciation expense during the three months ended March 31, 2019 and 2018, respectively.

NOTE 5—RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At March 31, 2019 and December 31, 2018, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other Company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of March 31, 2019, and December 31, 2018, totaled $72,466 and $72,466, respectively.

During the three months ended March 31, 2019, we received cash advances from related parties of $43,972. Additionally, related parties paid expenses totaling $48,917 directly to vendors on our behalf. There was $966,610 and $873,721 of short-term advances due to related parties as of March 31, 2019 and December 31, 2018, respectively. The advances are due on demand and as such included in current liabilities.

We have agreed to issue options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of this employment agreement require us to grant options to purchase 6,000,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. During the year ended December 31, 2018, we accrued for 6,000,000 stock options relating to this employee agreement. There were no options accrued during the three months ended March 31, 2019. There was 66.0 million and 66.0 million accrued stock options as of March 31, 2019 and December 31, 2018, respectively. See Note 6 – Other Accrued Liabilities and Note 11 – Stock Options and Warrants.

As of March 31, 2019 and December 31, 2018, we owe our president a total of $899,000  and $893,000 in unsecured advances. Additionally, 66.0 million and 66.0 million accrued stock options, with an aggregate value at time of grant of $169,496 and $169,496, respectively, were owed as of March 31, 2019 and December 31, 2018. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

NOTE 6—OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
Tax liabilities	$763,145	$758,827
Other	43,638	45,638
Total	$806,783	$804,465

Other accrued liabilities as of March 31, 2019 and December 31, 2018, include a non-interest bearing payable totaling $45,000 that is due on demand.

Accrued payroll and compensation liabilities consist of the following:

	March 31, 2019	December 31, 2018
Stock option expenses	$480,253	$480,253
Director fees	135,000	135,000
Bonus expenses	121,858	121,858
Commissions	2,148	2,148
Administrative payroll	3,469,614	3,450,660
Total	$4,208,873	$4,189,919

Stock option expenses consist of accrued employee stock option expenses. These stock options have been granted but were not issued due to the limited number of authorized and available shares (see Note 11–Stock Options and Warrants for further discussion).

There were no stock options accrued during the three months ended March 31, 2019. During the three months ended March 31, 2018, we accrued for 6,000,000 stock options relating to the employment agreement with Mr. Hawatmeh. The fair market value of the options was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567% and a risk-free rate of 2.38%.

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment to Playboy of $6.6 million against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. We have accrued $17,205,599 as of March 31, 2019 and December 31, 2018 related to this judgment which is included in liabilities in discontinued operations. In September 2018, the appellate court affirmed the judgment of the circuit court.

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

Old Dominion Freight Line

In December 2009, Old Dominion Freight Line filed suit against us for unpaid freight services in the amount of $30,464 and was awarded a default judgment of $33,187 in March 2010. The amount due is included in accounts payable as of March 31, 2019 and December 31, 2018, respectively.

RDS Touring

In September 2011, RDS Touring and Promotions, Inc. was awarded a default judgment of $118,426 against us. In September 2012, RDS domesticated the default judgment in the state of Utah and sought to enforce the judgment against us. We have and will continue to resist the collection efforts by RDS. We had recorded a loss equal to the judgment of $118,426, of which $18,491 was previously paid leaving $99,935 accrued as of March 31, 2019 and December 31, 2018.

Esebag

In July 2010, Jimmy Esebag was awarded a judgment against us for breach of contract. A judgment debtor examination of an affiliate took place in October 2013, and there have been no further recovery efforts to date. We will continue to resist the collection efforts from this judgment. We had recorded a loss equal to the judgment of $100,000, of which $40,881 was previously paid leaving $59,119 accrued as of March 31, 2019 and December 31, 2018, respectively.

General Distributors, Inc.

In February 2012, General Distributors, Inc. (“General”) and was awarded a default judgment of $93,856 against us. In January 2013, General domesticated the default judgment in the state of Utah and sought to enforce the judgment against us. We have and will continue to resist the collection efforts by General. We had recorded a loss equal to the judgment of $93,856, which is included in accrued liabilities as of March 31, 2019 and December 31, 2018.

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

Because ABS’s lien is subordinate to liens on all of our assets, ABS is unable to presently take any steps to enforce its judgment. If that changes, we would potentially face collection actions on the judgment, subject to our offset claims for the intellectual property and creditor claim.

We had accrued the minimum liability of $90,000, of which $45,000 has been paid leaving $45,000 due, which is included in accrued liabilities as of March 31, 2019 and December 31, 2018. Because the remaining liability is unknown and cannot be reasonably estimated, no additional amounts have been accrued.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which requires us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we pay taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which requires us to pay the IRS 5% of cash deposits. The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expires on October 6, 2020. There was $424,158 and $424,158 due as of March 31, 2019 and December 31 2018.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances.

In addition to the employment agreement above, we have verbal contracts with our employees that require payment of noncash compensation in a fixed number of shares. During the three months ended March 31, 2019 and 2018, we did not grant options to purchase shares of common stock to employees due to the insufficient common shares available. We recorded expenses totaling $0 and $1,140 during the three months ended March 31, 2019 and 2018, respectively, for employee options relating to the employment contracts of these employees.

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2019	December 31, 2018
Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Total	$590,000	$590,000

There was $121,747 and $110,035 of accrued interest due on these notes as of March 31, 2019, and December 31, 2018, respectively.

NOTE 9—CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	March 31, 2019	December 31, 2018
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on October 20, 2018	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Total	$2,590,528	$2,590,528

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $0.10 or the lowest bid price for the 20 trading days prior to conversion.

As of March 31, 2019, and December 31, 2018, we had accrued interest on the convertible debentures totaling $1,300,494 and $1,268,556, of which $19,452 and $16,986 was current and $1,281,042 and $1,251,570 was long term, respectively. As of March 31, 2019 and December 31, 2018, the debentures were convertible into nil shares of our common stock.

NOTE 10—STOCKHOLDERS’ DEFICIT

We are authorized to issue up to 4,500,000,000 shares of $0.001 par value common stock. No shares were issued during the periods presented. We had a total of 4,499,918,984 common shares issued and outstanding as of March 31, 2019, and December 31, 2018.

NOTE 11—STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the three months ended March 31, 2019 and 2018, we did not grant options to purchase shares of common stock to employees or consultants. However, we have committed to issue stock options and have recorded a corresponding liability (as described in Note 6 – Other Accrued Liabilities) for commitments to issue a balance of 172.6 million and 172.6 million stock options as of March 31, 2019 and December 31, 2018, respectively.

There were no stock options accrued during the three months ended March 31, 2019.

During the three months ended March 31, 2018, we accrued for 6,000,000 stock options relating to the employment agreement with Mr. Hawatmeh. The fair market value of the options was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567% and a risk-free rate of 2.38%.

As of March 31, 2019 and December 31, 2018, we had no unrecognized compensation costs related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6 – Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

NOTE 12—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of December 31, 2018, as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the three months ended March 31, 2019 and 2018.

Total assets and liabilities included in discontinued operations were as follows:

	March 31, 2019	December 31, 2018
Assets From Discontinued Operations:
Cash	$-	122
Total assets from discontinued operations	$-	$122

Liabilities From Discontinued Operations:
Accounts payable	$19,855,364	$19,869,559
Accrued liabilities	704,917	704,917
Accrued interest	890,317	868,874
Accrued payroll and compensation expense	117,901	117,901
Current maturities of long-term debt	239,085	239,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,579,773	2,579,773
Total liabilities from discontinued operations	$26,163,607	$26,156,359

Net loss from discontinued operations for the three months ended March 31, 2019 and 2018 were comprised of the following components:

	Three Months Ended March 31,
	2019	2018
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	-	7,858
Total operating expenses	-	7,858

Other income (expense)
Other income	9,782	-
Interest expense	(21,443)	(37,841)
Total other expense	(11,661)	(37,841)

Net income (loss) from discontinued operations	$(11,661)	$(45,699)

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

Overview

Until October 2016, we manufactured, marketed, and distributed internationally an energy drink under a license with Playboy Enterprises, Inc. (“Playboy”), through our subsidiary, CirTran Beverage Corporation (“CirTran Beverage”). CirTran Beverage manufactured, marketed, and distributed Playboy-branded energy drinks in accordance with its agreement with Play Beverages, LLC (“PlayBev”), which held the Playboy license. Disputes arose with Playboy that resulted in litigation that was finally resolved adverse to us in late 2018. The pending Playboy litigation forced us to significantly restrict our activities and substantially impaired our ability to establish new distributors, damaged our relationships with existing distributors, and considerably depressed revenues.

As the Playboy litigation reached resolution, we accelerated our efforts to seek to commercialize consumer products and provide a mix of high- and medium-volume turnkey manufacturing services and products using various high-tech applications for leading electronics OEMs (original equipment manufacturers) in the communications, networking, peripherals, gaming, law enforcement, consumer products, telecommunications, automotive, medical, and semiconductor industries. We expect our business activities may include pre-manufacturing, manufacturing, and post-manufacturing services. Our goal is to provide potential customers with total manufacturing solutions through third-party providers for both new and more mature products, as well as across product generations.

Our renewed and accelerated efforts led to an April 2019 exclusive arrangement to manufacture, market, and distribute worldwide a nonalcoholic energy drink and other beverages, electronic cigarettes and cigars, condoms, and other products for an unaffiliated company that has licensing agreement memorandums signed with an unaffiliated licensor. The licensor is a privately held, well-capitalized, U.S. firm with international retail and publishing operations, under the licensor’s well-established lifestyle private label. The names of the trademark owner-licensor and licensee are confidential pending the completion of trademark product category filings in additional worldwide markets and finalizing definitive agreements. See current report on Form 8-K filed April 22, 2019. This exclusive distribution agreement encompasses mass market, specialty, drug, supermarket, military, club stores, direct response, mail order, pharmacies, casinos, clubs, convenience stores, retail, internet, news/kiosks, vending machines, airport, and duty-free distribution channels. Under our arrangement, we will manufacture and distribute products and will receive a royalty based on manufacturing and marketing expenditures.

The licensee will be obligated to pay the licensor a 6% royalty fee on all sales, with advance royalties due upon signing the definitive agreements and guaranteed royalties due over the next four years. The licensee intends to fund any minimum royalty payments and budged product rollout costs with capital raised from private investors.

We are now negotiating definitive agreements incorporating the foregoing terms and identifying possible contract fulfillment sources.

Results of Operations for the Three Months Ended March 31, 2019, Compared to the Three Months Ended March 31, 2018

Revenue

We did not generate revenues during the three months ended March 31, 2019 or 2018.

Operating Expenses

During the three months ended March 31, 2019 and 2018, selling, general, and administrative expenses were $74,597 and $77,060, respectively, representing a decrease of $2,463, or 3%, in the current period. The decrease in selling, general, and administrative expenses is the result of a slight decrease in overall business activities in the current period.

Other Income and Expense

Other income and expenses during the three months ended March 31, 2019, consisted of $125,592 in interest expense and other income of $730. Other expenses during the three months ended March 31, 2018, included $124,215 for interest expense.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our declining revenues, which have now ceased entirely. Our accumulated deficit was $77.9 million at March 31, 2019, compared to $77.7 million at December 31, 2018. As of March 31, 2019, and December 31, 2018, we had current assets of $10,991 and $336, respectively, and current liabilities of $36.8 million and $36.7 million, respectively, creating working capital deficits as of March 31, 2019, and December 31, 2018, of approximately $36.8 million and $36.7 million, respectively.

Operating Activities

We have only nominal cash or short-term assets while our current liabilities aggregate $36.8 million as of March 31, 2019. During the three months ended March 31, 2019, we used $33,145 of net cash in operations, comprised of a net loss from continuing operations of $199,459, noncash items totaling $49,490 mostly comprised of expenses paid by related parties on our behalf, and changes in working capital totaling $116,824. During the three months ended March 31, 2018, we generated net cash of $38,602 from operations, comprised of a net loss of $201,275, noncash items totaling $161,774 mostly comprised of expenses paid by related parties on our behalf, and changes in working capital totaling $78,103.

Financing Activities

During the three months ended March 31, 2019, financing activities generated $43,922 of cash, compared to consuming $37,145 of cash during the three months ended March 31, 2018. Cash provided by financing activities during the three months ended March 31, 2019, consisted of advances from related-party loans totaling $43,972 and repayments on notes payable of $50. Cash provided by financing activities during the three months ended March 31, 2019, consisted of net repayments of advances from related-party loans of $37,145.

Our Capital Resources and Anticipated Requirements

Our regular monthly operating costs and interest expense average approximately $70,000 per month, excluding capital expenditures and expanded costs to support our new contract manufacturing and distribution activities as discussed above.

Our existing personnel will be primarily involved in negotiating definitive agreements for our new contract manufacturing and distribution activities and finalizing a short list of potential manufacturers for each of the product categories—beverages, tobacco products, and condoms. We do not expect to incur significant additional costs for these efforts, although we may incur some increased costs for travel and professional support during this phase.

As we develop and prepare to launch our new efforts, we expect that initially we will ship products to the brand licensor for stocking its own several dozen brick and mortar stores and online distribution network. We will seek order advance payments to fund any manufacturing deposits that may be required. Based on our previous experience, we expect these types of arrangements will likely be successful based on the name recognition, reputation, and financial stability of the brand licensor. As production and distribution activities commence, we expect to require additional operating and administrative personnel, although at this juncture we cannot reliably predict the scope of this expansion or the related cost. We may need to seek external company funding, for which we have no arrangements or commitments. Any limitations on available funding will curtail our efforts to launch this line of business.

As our manufacturing and distribution volume grows, as we expect, later in 2019 and into early 2020, we anticipate adding qualified employees to assume specific manufacturing management, sales support, and administrative and clerical services as required, all of which depend on the level of future growth, which we cannot predict. During this period, we may also seek to establish foreign distribution in selected markets, which will depend on the nature and location of distribution outlets, anticipated market size, product shipping costs and logistics, sales opportunities, and management details. Initial market focuses are likely to be Europe. Depending on the specific characteristics of particular markets, we may initiate efforts to develop international manufacturing relationships for some products, such as beverages, for which shipping is a significant component of price of delivered goods. Again, additional funding from external sources will likely be required.

In addition to seeking funding for our expansion requirements through collaborative order advances and similar arrangements with our customers, we expect that we will seek equity financing to meet our anticipated capital needs. We cannot assure that we will be successful in obtaining such capital. If we were to issue additional shares for debt and/or equity, this would dilute the value of our common stock and existing stockholders’ positions. We also have no authorized but unissued capital available, and we are dependent on FINRA approval of an amendment to our articles of incorporation to complete a 1,000-to-1 reverse split of our common stock, decrease our authorized common stock to 100,000,000 shares, par value $0.001, and authorize a class of 5,000,000 shares of preferred stock having such terms as the board of directors, as approved by our stockholders and board of directors in May 2015.

Convertible Debentures

We currently have an amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.3 million as of March 31, 2019. In addition, we have a $200,000 convertible debenture with Tekfine, with a maturity date of October 20, 2018, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $0.10 or the lowest bid price for the 20 trading days prior to conversion. As of the date of this report, we are unable to convert this debenture because we have insufficient authorized but unissued shares to issue upon conversion.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2018 financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Revenue Recognition

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for revenue recognition. Adoption of ASC 606 did not have a significant impact on our financial statements. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Stock-Based Compensation

We have outstanding stock options to directors and employees. We account for our stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, and ASU 201-07, Improvements to Nonemployee Share-Based Payment Accounting, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2019, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION

Dated: May 15, 2019	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

