Form 10-Q
period 2019-06-30
CIRTRAN CORP
filed 2019-08-14
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2019, there were 4,499,918,984 shares of common stock, $0.001 par value, outstanding.

CirTran Corporation

Form 10-Q for the Three and Six Months Ended June 30, 2019

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets
Cash	$7,407	$214
Assets from discontinued operations	-	122
Total current assets	7,407	336

Investment in securities at cost	300,000	300,000
Property and equipment, net	10,919	12,065

Total assets	$318,326	$312,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,128,825	$2,115,177
Related party payable	3,000	3,000
Short-term advances payable	179,594	169,594
Short-term advances payable - related parties	839,193	748,633
Accrued liabilities	836,377	804,465
Accrued payroll and compensation expense	4,210,931	4,189,919
Accrued interest, current portion	2,214,420	2,024,728
Convertible debenture, current portion	225,000	200,000
Note payable, current portion	90,000	90,000
Note payable – related parties	151,833	151,833
Liabilities from discontinued operations	26,218,266	26,156,359
Total current liabilities	37,097,439	36,653,708

Accrued interest, net of current portion	1,310,842	1,251,570
Note payable, net of current portion	500,000	500,000
Convertible debenture, net of current portion	2,390,528	2,390,528
Total liabilities	41,298,809	40,795,806

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, par value $0.001; 4,500,000,000 shares authorized; 4,499,918,984 and 4,498,891,910 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4,499,919	4,499,919
Additional paid in capital	32,727,196	32,727,196
Accumulated deficit	(78,207,598)	(77,710,520)
Total stockholders’ deficit	(40,980,483)	(40,483,405)

Total liabilities and stockholders’ deficit	$318,326	$312,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

UNAUDITED CONSOLDIATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling, general and administrative expenses	106,528	104,416	181,125	181,476
Total operating expenses	106,528	104,416	181,125	181,476

Loss from operations	(106,528)	(104,416)	(181,125)	(181,476)

Other income (expense)
Interest expense	(124,771)	(125,837)	(250,363)	(253,052)
Gain on settlement of debt	-	-	730	-
Total other income (expense)	(124,771)	(125,837)	(249,633)	(253,052)

Net loss from continuing operations	(231,299)	(230,253)	(430,758)	(434,528)

Loss from discontinued operations	(54,659)	(38,661)	(66,320)	(84,360)

Net loss	$(285,958)	$(268,914)	$(497,078)	$(518,888)

Net loss from discontinued operations per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	4,499,918,984	4,489,891,910	4,499,918,984	4,489,891,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	4,498,891,910	$4,498,892	$32,636,223	$(76,599,299)	$(39,464,184)
Net loss, three months ended March 31, 2018	-	-	-	(249,974)	(249,974)
Balance, March 31, 2018	4,498,891,910	4,498,892	32,636,223	(76,849,273)	(39,714,158)
Net loss, three months ended June 30, 2018	-	-	-	(268,914)	(268,914)
Balance, June 30, 2018	4,498,891,910	$4,498,892	$32,636,223	$(77,118,187)	$(39,983,072)

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	4,499,918,984	$4,499,919	$32,727,196	$(77,710,520)	$(40,483,405)
Net loss, three months ended March 31, 2019	-	-	-	(211,120)	(211,120)
Balance, March 31, 2019	4,499,918,984	4,499,919	32,727,196	(77,921,640)	(40,694,525)
Net loss, three months ended June 30, 2019	-	-	-	(285,958)	(285,958)
Balance, June 30, 2019	4,499,918,984	$4,499,919	$32,727,196	$(78,207,598)	$(40,980,483)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss from continuing operations	$(430,758)	$(434,528)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,146	1,146
Expenses paid on behalf of Company by a related party	24,282	276,093
Changes in operating assets and liabilities:
Other current assets	-	347
Accounts payable	13,649	(59,973)
Accrued liabilities	31,912	(18,977)
Accrued payroll and compensation	21,012	28,361
Accrued interest	248,964	248,965
Deferred revenue	-	(638)
Net cash provided by (used in) continuing operating activities	(89,793)	40,796
Net cash used in discontinued operations	(4,291)	(4,875)
Net cash provided by (used in) operating activities	(94,084)	35,921

Cash flows from financing activities
Proceeds from convertible loans payable	25,000	-
Proceeds from related party loans	66,277	20,000
Repayments of related party loans	-	(50,475)
Proceeds from loans payable	10,000	-
Net cash provided by (used in) financing activities	101,277	(30,475)

Net change in cash	7,193	5,446
Cash, beginning of period	214	5,824
Cash, end of period	$7,407	$11,270

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of CirTran Corporation for the six-month periods ended June 30, 2019 and 2018, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2019 and December 31, 2018, and our results of operations and cash flows for the periods ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 and 2018, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

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

The consolidated financial statements as of and for the six months ended June 30, 2019 include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., CirTran Corporation (Utah), LBC Products, Inc., and CirTran - Asia, Inc. All intercompany balances and transactions have been eliminated. The results of CirTran Beverage Corp., CirTran Online Corp., CirTran Media Corp., and Racore Network have been excluded from the financial statements as of and for the periods ended June 30, 2019 due to the dissolution of these entities during the three months ended March 31, 2019.

The consolidated financial statements as of December 31, 2018 and for the six months ended June 30, 2018 include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Beverage Corp., CirTran Products Corp., CirTran Online Corp., CirTran Media Corp., CirTran Corporation (Utah), CirTran - Asia, Inc., and Racore Network, Inc. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. We did not hold any cash equivalents as of June 30, 2019, or December 31, 2018.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at June 30, 2019 and December 31, 2018. As we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Property and Equipment

We incur certain costs associated with the design and development of molds and dies for our contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. We hold title to all molds and dies used in the manufacture of products. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at June 30, 2019, and December 31, 2018, was $10,919 and $12,065, respectively.

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

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the three or six months ended June 30, 2019 or 2018.

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

During the year ended December 31, 2017, our common stock was suspended from trading. Because of this, the convertible note no longer met the criteria to bifurcate the instrument under FASB ASC 815, Derivatives and Hedging. Accordingly, we determined the underlying common stock of the instruments being accounted for as derivative liabilities had no value. As a result, the fair value of the derivative liabilities, as of the date our common stock was no longer available to trade, was written off to additional paid-in capital in accordance with ASC 815-15-35-4. During the year ended December 31, 2018, we became current with our filing requirements with the SEC. However, we have not yet received clearance from FINRA for our stock to resume trading. As such, we determined the underlying common stock of the debt instruments had no value as of June 30, 2019 or December 31, 2018.

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

Stock-based employee compensation was $600 and $480 for the six months ended June 30, 2019 and 2018, respectively.

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

Loss Per Share

Basic loss per share (EPS) is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. We did not have any potentially issuable common shares at June 30, 2019 or 2018.

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

Reclassification of Prior Year Information

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated balance sheet for the year ended December 31, 2018 to present $125,088 of short term advances payable which were previously presented as short term advances payable from related parties.

NOTE 3—GOING CONCERN AND REALIZATION OF ASSETS

In October 2016, we lost our ability to continue energy drink distribution, our principal source of revenue, after receiving an unfavorable ruling in our suit against Playboy Enterprises, Inc.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a working capital deficiency of $37,090,032 and $36,653,372 as of June 30, 2019, and December 31, 2018, respectively, and a net loss of $497,078 and $518,888 during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, and December 31, 2018, we had an accumulated deficit of $78,207,598 and $77,710,520, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

	June 30, 2019	December 31, 2018	Useful Life (years)
Furniture and office equipment	$177,900	$177,900	5-10
Leasehold improvements	997,714	997,714	7-10
Production equipment	2,886,267	2,886,267	5-10
Vehicles	53,209	53,209	3-7
Total	4,115,090	4,115,090
Less: accumulated depreciation	(4,104,171)	(4,103,025)
Property and equipment, net	$10,919	$12,065

We recorded $573 and $573 of depreciation expense during the three months ended June 30, 2019 and 2018, respectively. We recorded $1,146 and $1,146 of depreciation expense during the six months ended June 30, 2019 and 2018, respectively.

NOTE 5—RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At June 30, 2019 and December 31, 2018, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other Company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of June 30, 2019, and December 31, 2018, totaled $72,466 and $72,466, respectively.

During the six months ended June 30, 2019, we received cash advances from related parties of $66,277. Additionally, related parties paid expenses totaling $24,282 directly to vendors on our behalf. There was $839,193 and $748,633 of short-term advances due to related parties as of June 30, 2019 and December 31, 2018, respectively. The advances are due on demand and as such included in current liabilities.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of this employment agreement require us to grant options to purchase 6,000,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. During the year ended December 31, 2018, we accrued for 6,000,000 stock options relating to this employee agreement. There were 6,000,000 options accrued during the six months ended June 30, 2019. There was 72.0 million and 66.0 million accrued stock options as of June 30, 2019 and December 31, 2018, respectively. See Note 6 – Other Accrued Liabilities and Note 11 – Stock Options and Warrants.

As of June 30, 2019 and December 31, 2018, we owe our president a total of $908,000 and $893,000 in unsecured advances. Additionally, 72.0 million and 66.0 million accrued stock options, with an aggregate value at time of grant of $170,096 and $169,496, respectively, were owed as of June 30, 2019 and December 31, 2018. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

NOTE 6—OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
Tax liabilities	$768,739	$758,827
Other	67,638	45,638
Total	$836,377	$804,465

Other accrued liabilities as of June 30, 2019 and December 31, 2018, include a non-interest bearing payable totaling $45,000 that is due on demand.

Accrued payroll and compensation liabilities consist of the following:

	June 30, 2019	December 31, 2018
Stock option expenses	$480,853	$480,253
Director fees	135,000	135,000
Bonus expenses	126,858	121,858
Commissions	2,148	2,148
Administrative payroll	3,466,072	3,450,660
Total	$4,210,931	$4,189,919

Stock option expenses consist of accrued employee stock option expenses. These stock options have been granted but were not issued due to the limited number of authorized and available shares (see Note 11–Stock Options and Warrants for further discussion).

There were 8,000,000 stock options accrued during the six months ended June 30, 2019. During the six months ended June 30, 2018, we accrued for 6,000,000 stock options relating to the employment agreement with Mr. Hawatmeh. The fair market value of the options was $600, using the following assumptions: estimated five-year term, estimated volatility of 567% and a risk-free rate of 2.31%.

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment to Playboy of $6.6 million against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. We have accrued $17,205,599 as of June 30, 2019 and December 31, 2018 related to this judgment which is included in liabilities in discontinued operations. In September 2018, the appellate court affirmed the judgment of the circuit court.

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

Old Dominion Freight Line

In December 2009, Old Dominion Freight Line filed suit against us for unpaid freight services in the amount of $30,464 and was awarded a default judgment of $33,187 in March 2010. The amount due is included in accounts payable as of June 30, 2019 and December 31, 2018, respectively.

RDS Touring

In September 2011, RDS Touring and Promotions, Inc. was awarded a default judgment of $118,426 against us. In September 2012, RDS domesticated the default judgment in the state of Utah and sought to enforce the judgment against us. We have and will continue to resist the collection efforts by RDS. We had recorded a loss equal to the judgment of $118,426, of which $18,491 was previously paid leaving $99,935 accrued as of June 30, 2019 and December 31, 2018.

Esebag

In July 2010, Jimmy Esebag was awarded a judgment against us for breach of contract. A judgment debtor examination of an affiliate took place in October 2013, and there have been no further recovery efforts to date. We will continue to resist the collection efforts from this judgment. We had recorded a loss equal to the judgment of $100,000, of which $40,881 was previously paid leaving $59,119 accrued as of June 30, 2019 and December 31, 2018, respectively.

General Distributors, Inc.

In February 2012, General Distributors, Inc. (“General”) and was awarded a default judgment of $93,856 against us. In January 2013, General domesticated the default judgment in the state of Utah and sought to enforce the judgment against us. We have and will continue to resist the collection efforts by General. We had recorded a loss equal to the judgment of $93,856, which is included in accrued liabilities as of June 30, 2019 and December 31, 2018.

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

We had accrued the minimum liability of $90,000, of which $45,000 has been paid leaving $45,000 due, which is included in accrued liabilities as of June 30, 2019 and December 31, 2018. Because the remaining liability is unknown and cannot be reasonably estimated, no additional amounts have been accrued.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which requires us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we pay taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which requires us to pay the IRS 5% of cash deposits. The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expires on October 6, 2020. There was $424,158 and $424,158 due as of June 30, 2019 and December 31, 2018.

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

In addition to the employment agreement above, we have verbal contracts with our employees that require payment of noncash compensation in a fixed number of shares. During the six months ended June 30, 2019 and 2018, we did not grant options to purchase shares of common stock to employees due to the insufficient common shares available. We recorded expenses totaling $600 and $480 during the six months ended June 30, 2019 and 2018, respectively, for employee options relating to the employment contracts of these employees.

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2019	December 31, 2018
Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Total	$590,000	$590,000

There was $133,590 and $110,035 of accrued interest due on these notes as of June 30, 2019, and December 31, 2018, respectively.

NOTE 9—CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	June 30, 2019	December 31, 2018
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on October 20, 2018	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on June 3, 2020	25,000	-
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Total	$2,615,528	$2,590,528

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $0.10 or the lowest bid price for the 20 trading days prior to conversion.

As of June 30, 2019, and December 31, 2018, we had accrued interest on the convertible debentures totaling $1,332,788 and $1,268,556, of which $21,945 and $16,986 was current and $1,310,842 and $1,251,570 was long term, respectively. As of June 30, 2019 and December 31, 2018, the debentures were convertible into nil shares of our common stock.

NOTE 10—STOCKHOLDERS’ DEFICIT

We are authorized to issue up to 4,500,000,000 shares of $0.001 par value common stock. No shares were issued during the periods presented. We had a total of 4,499,918,984 common shares issued and outstanding as of June 30, 2019, and December 31, 2018.

NOTE 11—STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the six months ended June 30, 2019 and 2018, we did not grant options to purchase shares of common stock to employees or consultants. However, we have committed to issue stock options and have recorded a corresponding liability (as described in Note 6 – Other Accrued Liabilities) for commitments to issue a balance of 180.6 million and 172.6 million stock options as of June 30, 2019 and December 31, 2018, respectively.

There were 8,000,000 stock options accrued during the six months ended June 30, 2019. The accrued options were valued using the following assumptions: estimated five-year term, estimated volatility of 567% and a risk-free rate of 2.31%.

During the six months ended June 30, 2018, we accrued for 6,000,000 stock options relating to the employment agreement with Mr. Hawatmeh. The fair market value of the options was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567% and a risk-free rate of 2.38%.

As of June 30, 2019 and December 31, 2018, we had no unrecognized compensation costs related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6 – Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

NOTE 12—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of December 31, 2018, as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the six months ended June 30, 2019 and 2018.

Total assets and liabilities included in discontinued operations were as follows:

	June 30, 2019	December 31, 2018
Assets From Discontinued Operations:
Cash	$-	122
Total assets from discontinued operations	$-	$122

Liabilities From Discontinued Operations:
Accounts payable	$19,855,364	$19,869,559
Accrued liabilities	704,917	704,917
Accrued interest	944,976	868,874
Accrued payroll and compensation expense	117,901	117,901
Current maturities of long-term debt	239,085	239,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,579,773	2,579,773
Total liabilities from discontinued operations	$26,218,266	$26,156,359

Net loss from discontinued operations for the six months ended June 30, 2019 and 2018 were comprised of the following components:

	Six Months Ended June 30,
	2019	2018
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	-	7,858
Total operating expenses	-	7,858

Other income (expense)
Other income	9,782	-
Interest expense	(76,102)	(37,841)
Total other expense	(66,320)	(37,841)

Net income (loss) from discontinued operations	$(66,320)	$(45,699)

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

On February 19, 2019, we filed articles of dissolution for CirTran Media Corp with the state of Utah. Additionally, articles of dissolution were filed with the state of Utah on February 20, 2019 for CirTran Beverage Corp. A certificate of cancellation was filed for Play Beverages with the state of Delaware on February 21, 2019. Lastly, a certificate of dissolution was filed for Racore Network on March 11, 2019. All dissolutions were confirmed by the prospective states where they were filed within few days of filing.

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

Results of Operations for the Three Months Ended June 30, 2019, Compared to the Three Months Ended June 30, 2018

Revenue

We did not generate revenues during the three months ended June 30, 2019 or 2018.

Operating Expenses

During the three months ended June 30, 2019 and 2018, selling, general, and administrative expenses were $106,528 and $104,416, respectively, representing an increase of $2,112, or 2%, in the current period. The increase in selling, general, and administrative expenses is the result of a slight increase in overall business activities in the current period.

Other Income and Expense

Other income and expenses during the three months ended June 30, 2019, consisted of $124,771 in interest expense. Other expenses during the three months ended June 30, 2018, included $125,837 for interest expense.

Results of Operations for the Six Months Ended June 30, 2019, Compared to the Six Months Ended June 30, 2018

Revenue

We did not generate revenues during the six months ended June 30, 2019 or 2018.

Operating Expenses

During the six months ended June 30, 2019 and 2018, selling, general, and administrative expenses were $181,125 and $181,476, respectively, representing a decrease of $351 in the current period. The decrease in selling, general, and administrative expenses is the result of a slight decrease in overall business activities in the current period.

Other Income and Expense

Other income and expenses during the six months ended June 30, 2019, consisted of $250,363 in interest expense and other income of $730. Other expenses during the six months ended June 30, 2018, included $253,052 for interest expense.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our declining revenues, which have now ceased entirely. Our accumulated deficit was $78.2 million at June 30, 2019, compared to $77.7 million at December 31, 2018. As of June 30, 2019, and December 31, 2018, we had current assets of $7,407 and $336, respectively, and current liabilities of $37.1 million and $36.7 million, respectively, creating working capital deficits as of June 30, 2019, and December 31, 2018, of approximately $37.1 million and $36.7 million, respectively.

Operating Activities

We have only nominal cash or short-term assets while our current liabilities aggregate $37.1 million as of June 30, 2019. During the six months ended June 30, 2019, we used $94,084 of net cash in operations, comprised of a net loss from continuing operations of $430,758, noncash items totaling $25,428 mostly comprised of expenses paid by related parties on our behalf, and changes in working capital totaling $315,537. During the six months ended June 30, 2018, we generated net cash of $35,921 from operations, comprised of a net loss of $434,528, noncash items totaling $277,239 mostly comprised of expenses paid by related parties on our behalf, and changes in working capital totaling $198,085.

Financing Activities

During the six months ended June 30, 2019, financing activities generated $101,277 of cash, compared to consuming $30,475 of cash during the six months ended June 30, 2018. Cash provided by financing activities during the six months ended June 30, 2019, consisted of advances from related-party loans totaling $66,277, proceeds from convertible loans payable of $25,000 and proceeds from notes payable of $10,000. Cash provided by financing activities during the six months ended June 30, 2019, consisted of net repayments of advances from related-party loans of $30,475.

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

As our manufacturing and distribution volume grows, as we expect, later in 2019 and into early 2020, we anticipate adding qualified employees to assume specific manufacturing management, sales support, and administrative and clerical services as required, all of which depend on the level of future growth, which we cannot predict. During this period, we may also seek to establish foreign distribution in selected markets, which will depend on the nature and location of distribution outlets, anticipated market size, product shipping costs and logistics, sales opportunities, and management details. Initial market focuses are likely to be in Europe. Depending on the specific characteristics of particular markets, we may initiate efforts to develop international manufacturing relationships for some products, such as beverages, for which shipping is a significant component of price of delivered goods. Again, additional funding from external sources will likely be required.

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

Convertible Debentures

We currently have an amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.3 million as of June 30, 2019. We also have a $200,000 convertible debenture with a maturity date of October 20, 2018 and a $25,000 convertible debenture with a maturity date of June 3, 2020, unless earlier converted. Each additional convertible debenture is with Tekfine. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $0.10 or the lowest bid price for the 20 trading days prior to conversion. As of the date of this report, we are unable to convert this debenture because we have insufficient authorized but unissued shares to issue upon conversion.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2019, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION

Dated: August 14, 2019	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

