Form 10-K
period 2019-12-31
CIRTRAN CORP
filed 2020-05-29
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

Commission file number: 000-49654

CirTran Corporation
(Exact name of registrant as specified in its charter)

Nevada	68-0121636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6360 S Pecos Road, Suite 8, Las Vegas, NV 89120
(Address of principal executive offices, including zip code)

(801) 963-5112
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to the Section 13 or Section 15(d) of the Exchange Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On June 30, 2019, the common stock was not publicly traded.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 29, 2020, we had 4,500,417 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic goals, plans, objectives, and predictions are also forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

●	We may be deemed to be insolvent and may face liquidation.

●	The auditors’ report for our most recent fiscal years contains explanatory paragraphs about our ability to continue as a going concern.

●	The ongoing COVID-19 pandemic is adversely effecting, and will continue to adversely effect, our manufacturing, shipping, marketing, and distribution of HUSTLER®-branded products.

●	We have only recently begun new operations with revenue potential after suffering severe operating and legal hurdles in 2016.

●	Our recent initiation of renewed operations will face the usual risks of beginning a new business, including establishing reliable product sources, new supply and distribution chains, sales, management capabilities, and related requirements.

●	Our new business will be dependent on maintaining in good standing our manufacturing and distribution agreement with GloBrands and its license agreement with the Flint/Hustler organization to use the HUSTLER® brand name.

●	We cannot assure that our efforts to identify and commercialize new products for manufacture and distribution will be successful or generate revenue.

●	Any sizable increase in products being developed, manufactured, and distributed will require skilled management of growth.

●	All of our assets are encumbered to secure the payment of indebtedness convertible to common stock, and if the indebtedness is not converted before April 2027, our default could result in the loss of all of our assets.

●	Our balance sheet and stockholders’ deficit continue to include liabilities accrued before 2013 and an outstanding judgment of $17.2 million owed by our subsidiary, whose operations were discontinued in 2016, but which we still report in accordance with generally accepted accounting principles.

●	We will require substantial amounts of additional capital from external sources.

●	Penny stock regulations impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

●	Risk factors, such as those set forth under “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operation” and other factors that are not currently known to us, may emerge from time to time.

The forward-looking statements in this report are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those we now assume or anticipate. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The forward-looking statements included are made only as of the date of this report.

PART I

ITEM 1. BUSINESS

Introduction

Based on our diversified expertise in manufacturing, marketing, distribution, and technology services in a wide variety of consumer products, including tobacco products, medical devices, and beverages, around the world, we have an innovative and consumer-focused approach to brand portfolio management, resting on a strong understanding of consumers domestically, and we have established a footprint in more than 50 key, international markets.

We devoted most of 2019 to exploring new product opportunities in a number of products. In late 2019, we entered into a new, five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

We had no revenue during the years ended December 31, 2019 and 2018, while we devoted our efforts and financial resources to development of products.

References to “us,” “we,” “our,” and correlative terms refer to CirTran Corporation and our three subsidiaries, LBC Products, Inc., CirTran Products Corp. and CirTran - Asia, Inc., through which we conduct our activities. On February 19, 2019, we filed articles of dissolution for both CirTran Media Corp. and CirTran Beverage Corp. with the state of Utah. Additionally, a certificate of dissolution was filed for Racore Network, Inc. on March 11, 2019, and a certificate of dissolution was filed for CirTran Online Corp. on March 20, 2019. Lastly, CirTran Corporation (Utah) was dissolved on August 13, 2019.

All share and per-share amounts have been adjusted to give retroactive effect to a 1000-to-one reverse split of our common stock effective September 2019.

Principal 2019 Activities

HUSTLER®-branded Products

After months of direct, three-way negotiations that began in 2018 among the Flynt/HUSTLER® organization, GloBrands, LLC (“GloBrands), and us, in April 2019, we entered into a term sheet to become an exclusive contract manufacturer and distributor for GloBrands, an unaffiliated licensee that was completing licensing arrangements with HUSTLER®, a privately held, well-capitalized, U.S. firm with international adult entertainment, retail, and publishing operations. HUSTLER® is a well-established international lifestyle private label.

On December 30, 2019, through our new, wholly owned subsidiary, LBC Products, Inc. (“LBC”), we entered into an Exclusive Manufacturing and Distribution Agreement with GloBrands. Under this agreement, we were granted the right through November 2024 to manufacture, distribute, and sell condoms, electronic cigarettes, electronic cigars, cigars, hookahs, hookah tobacco, energy drinks, water beverages, and related merchandise, all using the HUSTLER® trademark.

The Flynt/HUSTLER® organization, a privately held 45-year-old global empire founded by Larry Flynt, operates under the HUSTLER® brand, including Larry Flynt’s HUSTLER® Clubs in 14 locations worldwide, HUSTLER® Hollywood adult retail stores in 34 locations, the luxurious HUSTLER® Casino and Larry Flynt’s Lucky Lady Casino in California, broadcasting outlets serving over 55 countries, and DVD distribution. Larry Flynt’s HUSTLER® Club, located at the south end of The Las Vegas Strip, consists of an approximately 70,000-square-foot gentlemen’s club over a similarly sized retail store that sells erotic clothing, toys, and associated merchandise. Our HUSTLER®-branded products will also be distributed in outlets operated by HUSTLER®’s affiliated DejaVue organization, which operates approximately 200 gentlemen’s clubs and adjacent adult retail stores in major metropolitan cities across the United States and several foreign countries, including United Kingdom, Australia, France, Canada, and Mexico.

In undertaking this new product manufacturing and distribution opportunity, we will seek to take advantage of our distribution and manufacturing relationships established in several global locations during the last 18 years.

Under the term sheet and in anticipation of completing our agreement, during 2019, we:

●	developed product manufacturing relationships with various foreign and domestic suppliers, including:

○ obtaining, sometimes at our cost and for our exclusive benefit, tobacco import regulatory licenses;

○ designing product logos and labeling;

○ obtaining regulatory approval for our HUSTLER® brand product labeling where required;

○ securing, at our cost and for our exclusive benefit, necessary FDA 510(k) approval for condom manufacturing;

○ developing and refining regular and sugar-free energy drink and water assorted flavorings and formulations;

●	created samples, wholesale and point-of-sale displays, catalogs, and related merchandising materials;

●	developed digital and hard copy media support, website, product spokespersons, direct television commercials, print, and miscellaneous media;

●	established, through our marketing and distribution relationships, distribution and delivery channels, inventory management, and related logistics;

●	leased Las Vegas facilities to house our offices, showroom, and warehouse;

●	assembled a team of contract consultants and support staff to expand into full operations when our business development progresses; and

●	designed data gathering, reporting, and analytical systems to support product and market development and refinement to respond to changing dynamics.

These efforts continue. In early 2020, we completed phase one of our development of all HUSTLER®-branded products, which enabled us to receive payment of $250,000 from GloBrands. We expect to receive additional payments in 2020.

Our GloBrands Manufacturing and Distribution Agreement

Our December 2019 Exclusive Manufacturing and Distribution Agreement with GloBrands grants to us the exclusive right to manufacture, distribute, and sell the specified products, including the authority to deal directly with distribution chain participants and to collect all product payments. We are authorized to retain from the collected sales proceeds an amount equal to 120% of our cost of goods sold, plus 10% of gross sales of the covered products. GloBrands will also reimburse us 105% of certain of our media placement expenses. Our GloBrands’ agreement term extends through November 30, 2024, subject to earlier termination by either party following 60 days’ notice of uncured material default.

The terms of our agreement with GloBrands are subject in all respects to its rights as licensee under its licensing agreements with the Flynt/HUSTLER® organization to use the HUSTLER® brand name, the Flynt/HUSTLER® organization has approved our manufacturing and distribution arrangement. GloBrands is obligated to us under our agreement to fully and timely perform and observe all terms, covenants, and conditions of the three underlying licenses between it and the Flynt/Hustler organization, including the payment of required minimum and actual royalties to the Flynt/HUSTLER® organization. Further, GloBrands cannot amend the license agreements or waive or release any material right under the underlying Flynt/HUSTLER® licenses. Under the Manufacturing and Distribution Agreement, we transmit royalty payments on GloBrands’ behalf directly to the Flynt/HUSTLER® organization.

We have a limited license to use the HUSTLER® brand name for the exclusive purposes of fulfilling our obligations under the Manufacturing and Distribution Agreement.

GloBrands’ License to Use the HUSTLER® Brand Name

Our Exclusive Manufacturing and Distribution Agreement with GloBrands implements its three separate product licenses with the Flynt/Hustler organization. These three licenses, all effective May 31, 2019, cover three branded products or product groups (condoms, energy drinks and waters, and natural leaf small cigars and premium cigars, electronic cigarettes/cigars, hookahs, and hookah tobacco), with minimum initial term guaranteed payments. The guaranteed payments are a prepayment of, and are applied to, actual royalties of the gross sales price of products, less freight and returns. The licenses authorize worldwide product distribution through mass retail, drug stores, supermarkets, club stores, direct response, pharmacies casinos/nightclubs, convenience stores, internet sales via licensee’s websites, and miscellaneous other outlets. Each license is automatically renewable for an additional five-year term, subject to adjustment to the amount of guaranteed payments. All manufacturing, labeling, and marketing materials, samples, and representative products are subject to the prior approval of the Flynt/HUSTLER® organization. As noted above, the Flynt/HUSTLER® organization has consented to our appointment to market and distribute the licensed products under our marketing and distribution agreement with GloBrands.

Each license is terminable by the Flynt/HUSTLER® organization if any material default by GloBrands is not cured within 60 days after notice (10 days in the case of nonpayment). We are not entitled to receive a copy of any notice of default.

Business Approach

We are committed to developing our clients’ brands and licensed brands and to providing a range of products in various categories for markets globally. We provide complete product development, manufacturing, and distribution services for a wide range of business sectors. From first concept to design, engineering, prototyping, manufacturing, packaging, marketing, inventory control, distribution, shipping, warranty fulfillment, and customer service.

Consumer Product Commercialization—Contract Marketing

Beyond our current activities under our December 2019 Manufacturing and Distribution Agreement, we seek to commercialize one or more consumer products. Through those efforts, we identify what we believe to be the need for a product or other demand and then seek a product that may be distributed to address that demand. When we identify a need, but find no suitable available product, we may design our own product for commercialization.

We pursue contract marketing relationships principally in the domestic consumer products markets, such as home and garden, kitchen, health and beauty, toys, and licensed merchandise for television, sports, and other entertainment properties. If we deem it suitable, we may obtain rights from the product owner to manufacture and market a particular product, generally in consideration of the payment of a royalty, sometimes accompanied with an initial fee. Frequently, owners of undeveloped products or product concepts are seeking branding, marketing, manufacturing, order fulfillment, and distribution assistance.

Our commercialization effort includes developing product packaging, branding the product, arranging third-party manufacturing, establishing distribution channels, and arranging order fulfillment. We anticipate that these activities will generally be undertaken by third parties under contract. In some cases, we may brand a product under a license to use a third-party’s recognized name, as we did in the case of the Playboy-branded energy drink; seek an endorsement from a publicly recognized celebrity, sports figure, or other person; or obtain the rights to use the image, likeness, or logo of a product or a person, such as a well-known celebrity. Licensed merchandise is then sold and marketed in the entertainment and sports franchise industries. We anticipate that these products will be introduced into the market under either one uniform brand name or separate trademarked names that we originate and own or acquire by license.

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

We have also designed, engineered, manufactured, and supplied products in the international electronic consumer products, and general merchandise industries for various marketers, distributors, and retailers selling overseas. We have provided manufacturing services to the direct-response and retail consumer markets. Our experience and expertise enables us to enter a project at various phases: engineering and design; product development and prototyping; tooling; and high-volume manufacturing. Our contacts with Asian suppliers have helped us to maintain our status as an international contract manufacturer for multiple products in a wide variety of industries, which will allow us to target larger-scale contracts.

We have developed markets for several product lines, including medical devices, beverages, tobacco products, fitness and exercise products, household and kitchen products and appliances, and health and beauty aids, some of which are manufactured in China. We anticipate that offshore contract manufacturing will play an increased role moving forward as resources become available to us.

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

We believe there may be a significant marketing advantage related to our development and introduction of the suite of products under the HUSTLER® brand that identifies our products and outweighs related costs.

Our contacts in Central America, Thailand, Vietnam, China, and other Asian countries may allow us to increase our manufacturing capacity and output with minimal capital investment required. By using various subcontractors, we may leverage our upfront payments for inventories and tooling to control costs and receive benefits from economies of scale in Asian manufacturing facilities.

Typically, and depending on the contract, we may be required to prepay a portion of the purchase orders for materials. In exchange for financial commitments, we may receive dedicated manufacturing responsiveness and eliminate the costly expense associated with capitalizing completely proprietary facilities. For example, we previously expanded our manufacturing capabilities for our beverage division outside the United States to accommodate international customers by contracting with manufacturers in Hungary, The Netherlands, South Africa, and India. This will also be the case moving forward with the current branded products manufactured and distributed for GloBrands.

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

Competition

As we seek to develop and introduce new private label or similarly branded proprietary products, we may be dependent on our ability to acquire licensing rights with established, broadly recognized brand names, which are typically owned by large, international firms that carefully guard their name’s integrity and reputation. We have little market position or operating history to support our efforts to develop exclusive marketing relationships. On the contrary, we may be adversely affected by the history of our relationship with Playboy Enterprises, Inc., in distributing its private label Playboy nonalcoholic energy drink.

Competition in our targeted markets is based on manufacturing technology, merchandise quality, responsiveness, the provision of value-added services, and price. To be competitive, we must provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, and deliver finished products on a reliable basis and for a favorable price.

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

Regulation

We or the products we sell are subject to typical federal, state, and local regulations and laws governing the operations of manufacturing concerns, including environmental disposal, storage, and discharge regulations and laws; employee safety laws and regulations; and labor practices laws and regulations. We and the firms that manufacture the products that we market and distribute typically lead compliance with applicable good manufacturing procedures compliance, including FDA 510(k) certification for medical devices such as condoms. We coordinate those efforts and, when we bear the related costs, hold the exclusive rights under those regulatory clearances. We are primarily responsible for complying with importing and interstate shipping licenses, registrations, reporting, and related excise tax payments for tobacco products we handle.

We are not required under current laws and regulations to obtain or maintain any specialized or agency-specific other licenses, permits, or authorizations to conduct our manufacturing services, but we must obtain licenses to sell tobacco products in all states. We believe we are in substantial compliance with all relevant regulations applicable to our business and operations. All international sales permits are the responsibility of the local distributors, and they are required to obtain all local licenses and permits.

Employees

At December 31, 2019, we had three full-time employees, including our officers and directors, and two part-time contract workers. We now rely on part-time and contract workers, independent contractors, and consultants to meet our needs while minimizing fixed overhead. We expect to continue to rely on this strategy in the future as our increasing activities required more personnel.

Recapitalization Authorization

In May 2015, our stockholders and board of directors approved an amendment to our articles of incorporation to complete a 1,000-to-1 reverse split, or consolidation, of our common stock, decrease our authorized common stock to 100,000,000 shares, par value $0.001, and authorize a class of 5,000,000 shares of preferred stock having such terms as the board of directors may determine prior to issuance (the “Amendment”). However, FINRA refused to approve the Amendment until such time as we became current in our periodic reports and received approval for our common stock to resume trading. We became current in our periodic reports, and in September 2019, FINRA approved the Amendment, our recapitalization was effective, and our common stock resumed quotation on the Pink tier of the OTC Markets Group.

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

Since 2000, we evolved from electronics contract manufacturing to market and distribute worldwide a Playboy®-branded non-alcoholic energy drink under a 2007 license and marketing agreement with Playboy Enterprises, Inc. These activities were terminated in 2016 due to legal and financial problems resulting from Playboy’s cancellation of our agreements. The assets and liabilities associated with our beverage distribution businesses were reported as discontinued operations as of December 31, 2016. In early 2019, we dissolved the subsidiaries under which we had conducted our non-alcoholic beverage distribution business.

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

We had a net loss of approximately $1.2 million and approximately $1.1 million during the years ended December 31, 2019 and 2018, respectively, which includes approximately $149,000 and approximately $165,000 in losses from discontinued operations. We had an accumulated deficit of approximately $78.5 million as of December 31, 2019. During the year ended December 31, 2019, net cash used in operations was approximately $123,000. We had current liabilities of approximately $38.0 million and an approximately $38.0 million working capital deficit as of December 31, 2019. The report from our auditors on our consolidated financial statements for the years ended December 31, 2019 and 2018, as for several previous years, contains explanatory paragraphs about our ability to continue as a going concern.

The novel COVID-19 pandemic is having and will likely continue to have negative effects on our business and results of operations.

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve. Our current principal responsive measures include implementing a mandatory work from home policy for most employees, restricting airplane travel, rescheduling marketing efforts, and product market launches, and updating our planning for future events in recognition of the fact that retail outlets for the HUSTLER®-branded products we manufacture and distribute are experiencing, and will likely continue to experience, substantially declining revenue. We are also evaluating the impact of the pandemic on our supply chain as compared to product demand. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods.

The duration and magnitude of the COVID-19 pandemic impacts on our business operations and overall financial performance is unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable economic effects on our business and on the worldwide economy could be ruinous. The probability of reoccurrences of virus outbreaks is high and may continue for many months, likely resulting in further government-ordered lockdowns, stay-home, or shelter-in-place orders, and social distancing; restrictions on travel; and other widespread measures. We cannot predict the effect of these circumstances on us and our vendors, customers, and community; the global economy and political conditions; and the health of our employees, contractors, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse effect on our business as a result of its global economic impact, including any resulting and ongoing recession. All of these circumstances likely exert similar hardships on those with which we deal, such as vendors, shippers, distributors, and customers. As a result, we have made adjustments to, and will need to continue to adjust, our business and expenditures in an effort to correlate our activities with business exigencies. These adjustments may include restrictions of executive and employee travel, hiring freezes or delays, and limitations on marketing and other expenditures. The ultimate financial impact and duration of all of the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them.

We have only recently begun new operations with revenue potential after suffering severe operating and legal hurdles in 2016.

Based on the term sheet signed in April 2019 and the Exclusive Manufacturing and Distribution Agreement signed in December 2019, we began to prepare to manufacture, market, and distribute an array of products under the HUSTLER® brand name, but have not actually commenced revenue-generating, full-scale operations. We cannot assure that our efforts will be successful, that we will be able to generate revenues, or that revenues will be sufficient to offset operating costs or recover start-up costs. We have not generated revenue from product sales since we discontinued manufacturing and distribution our previous non-alcoholic beverage product due to legal and financial problems.

Our new efforts to market a group of products under the HUSTLER® brand name face all of the risks and uncertainties of a new business.

Manufacturing and marketing products under the HUSTLER® brand name will be a new business for us that will be subject to all of the risks and uncertainties of a new business, including the difficulties of:

●	developing a new product that can be manufactured, marketed, and distributed successfully;

●	obtaining the benefit of applicable licenses, registrations, and other required governmental approvals;

●	operating a cost-effective business that generates revenue sufficiently over the costs of start-up and other related expenses;

●	competing effectively in an industry dominated by larger, more experienced firms with well-established markets and greater management and financial resources;

●	managing operations and growth.

We will be subject to myriad other risks and uncertainties, over which we have no control or material influence.

Our new business will be dependent on GloBrands maintaining the license to use the HUSTLER® brand name.

Our new business is fully dependent on GloBrands’ ability to preserve its rights to use the HUSTLER® brand name. We cannot assure that GloBrands will be able to comply with all of the terms, covenants, or conditions of the governing license agreement or that GloBrands, the counterparty to our manufacturing agreement, will meet all of its obligations to us or HUSTLER®, through which GloBrands obtained its rights. Under its licenses with the Flynt/HUSTLER® organization, GloBrands has substantial minimum royalty payments due the Flynt/HUSTLER® organization under each of the three product licenses, and we have to rights to monitor whether GloBrands is making those payments as required or to cure any GloBrands defaults. Further, we cannot assure that HUSTLER® will fulfill its obligations under its agreements to GloBrands. Breaches by any party to the agreements under which we derive our rights to use the HUSTLER® brand name will place the entire business we are currently launching in peril and force us to terminate operations.

All of our assets are encumbered to secure the payment of secured convertible debentures that require payments if not previously converted to common stock.

We encumbered all of our assets to secure the payment of indebtedness and accrued interest due on secured convertible debentures, of which $260,000 is required to be repaid between June 3 and December 23, 2020, and approximately $2.4 million is required to be repaid by April 2027, if not previously converted. In the event of default in repayment, our secured creditor could exercise its remedies, including the execution on all of our assets, which would result in the termination of our activities. We cannot assure that the secured creditor will continue to refrain from aggressive collection efforts. The existence of these secured obligations will likely significantly impair our ability to obtain capital from external sources.

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

Our financial statements report liabilities incurred before 2013 that may impair our ability to seek capital.

Our balance sheet and stockholders’ deficit continue to include liabilities accrued prior to 2013 by our subsidiary, whose operations were discontinued in 2016, but which we still report on our financial statements in accordance with generally accepted accounting principles (“GAAP”). These liabilities include a judgment with a balance of $17.2 million as of December 31, 2019, awarded to Playboy Enterprises, Inc., which is barred by court order from seeking collection against us, the parent, and amounts due to assorted trade creditors and professional firms for services rendered to other subsidiaries prior to 2013, which we believe may be barred by the applicable statutes of limitations. The resulting large, past-due liabilities may impair our ability to obtain additional capital or decrease the market in which our common stock is traded.

Any substantial increase in business activities will require skilled management of growth.

If we have the opportunity to commercialize new products, our success will depend on our ability to manage continued growth, including integrating new employees, independent contractors, and consultants into an effective management and technical team; formulating strategic alliances, joint ventures, or other collaborative arrangements with third parties; commercializing and marketing proposed products and services; and monitoring and managing these relationships on a long-term basis. If our management is unable to integrate these resources and manage growth effectively, the quality of our products and services, our ability to retain key personnel, and the results of our operations would be materially and adversely affected.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and, if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002 as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2019, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

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

Stockholders may suffer substantial dilution related to issued stock options, warrants, and convertible debentures.

As of December 31, 2019, we had a number of agreements or obligations for the possible issuance of common stock that may result in dilution to investors. These include:

●	40,000 shares required for issuance upon the exercise of stock options; and

●	568,989,796 shares required for issuance under our outstanding convertible debentures and promissory notes at approximately $0.01 per share.

The sale, or even the possibility of the sale, of the shares of common stock underlying these commitments could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

Additional issuances of stock, stock options and warrants, and convertible debt will cause additional substantial dilution to our stockholders.

The number of our issued and outstanding shares was recently decreased as the result of a 1 for 1,000 reverse stock split of our common stock. As a result, 95% of our common stock is available for issuance. Given our limited cash, liquidity, and revenues, it is likely that in the future, as in the past, we will sell stock and issue additional stock options and convertible debt to finance our future business operations. The issuance of additional shares of common stock, the exercise of stock options, and the conversion of debt to stock will cause additional dilution to our stockholders and could have further adverse effects on the market price for our securities or on our ability to obtain future financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of November 29, 2019, we entered into a Commercial Lease with GloBrands, LLC, a New Mexico limited liability company (“GloBrands”), an unrelated party, to sublease a 2,500-square-foot office, showroom, and warehouse in Las Vegas, NV, on a month-to-month basis, for $2,500 per month. We believe that the facilities described above are generally in good condition, well maintained, and suitable and adequate for our current needs. During 2020, we will obtain additional warehouse space in southern California to store imported tobacco products in order to reduce interstate taxation.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. All judgments, including interest, have been booked as liabilities and the matters are no longer pending. However, litigants can initiate further proceedings following the entry of a nonappealable final judgments seeking enforcement or further relief. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of December 31, 2019, we were not a party to any material pending litigation and no lawsuits have been threatened by or against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In September 2019, our common stock resumed quotation on the Pink tier of the OTC Markets Group under the trading symbol “CIRX.” Our common stock did not trade during the previous portion of the preceding two years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Since our inception, the sporadic trading activity in our common stock and the price fluctuations have been volatile, and we cannot assure that any market for our common stock will be maintained.

The following table sets forth the range of low and high closing sale prices for our common stock, as adjusted to give retroactive effect to a 1000-to-one reverse split effective September 2019, for each of the periods indicated as reported and summarized by the Pink tier of the OTC Markets Group:

	Low	High
2020:
First Quarter	$0.01	$0.13

2019:
Fourth Quarter	0.01	0.20

On May 26, 2020, the closing price per share for the most recent sale of our common stock on the Pink tier of the OTC Markets Group was $0.05. We have 498 stockholders of record of our common stock. As of May 26, 2020, we had 4,500,417 shares of our common stock issued and outstanding.

Our shares of common stock are subject to the “penny stock” and other rules of the Exchange Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).

Transactions covered by these rules are subject to additional sales practice requirements, including the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser’s written consent to the transaction before the purchase. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of stockholders to sell their shares.

Dividends

Holders of shares of common stock are entitled to receive dividends for our common stock when, as, and if declared by the board of directors out of funds legally available therefor. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future revenues, capital requirements, overall financial condition, and such other factors as our board of directors deems relevant.

Equity Compensation Plan

The following table provides information respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	40,000	$0.10	160,000
Equity compensation plans not approved by security holders	-	-	-
Total	40,000	$0.10	160,000

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

We are not required to provide the information called for by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Introduction

Based on our diversified expertise in manufacturing, marketing, distribution, and technology services in a wide variety of consumer products, including tobacco products, medical devices, and beverages, around the world, we have an innovative and consumer-focused approach to brand portfolio management, resting on a strong understanding of consumers domestically, and we have established a footprint in more than 50 key, international markets.

We devoted most of 2019 to exploring new product opportunities in a number of products. In late 2019, we entered into a new, five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

We had no revenue during the years ended December 31, 2019 and 2018, while we devoted our efforts and financial resources to development of products.

Going Concern

We have suffered substantial losses. The future of our company is dependent upon our ability to generate revenues, or revenues sufficient to offset operating costs or recover start-up costs, under our new Exclusive Manufacturing and Distribution Agreement signed in December 2019. Management intends to seek additional capital through a private placement or public offering of its common stock, if necessary. Our auditors have expressed a going concern in their opinion, which raises substantial doubts about our ability to continue as a going concern.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

Sales and Cost of Sales

We had no revenues for the years ended December 31, 2019 and 2018.

Operating Expenses

During the year ended December 31, 2019, selling, general, and administrative expenses were approximately $407,000, as compared to approximately $447,000 for the same period in 2018, a decrease of 9%, as a result of a reduction in legal expenses.

Other Income and Expense

Other expenses during the year ended December 31, 2019, consisted of approximately $593,000 of interest expense, a loss on derivation valuation of approximately $81,000, offset by other income and a gain on settlement of debt totaling approximately $1,000. Other expenses during the year ended December 31, 2018, consisted solely of approximately $500,000 of interest expense related to convertible notes.

As a result of the foregoing, we had a loss from continuing operations of $1.1 million during the year ended December 31, 2019, as compared to $0.9 million during the year ended December 31, 2018.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses were greater than our declining revenues, which had ceased entirely. Our accumulated deficit was $78.5 million at December 31, 2019. For the year ended December 31, 2019, we used negligible net cash of $200 from operating and financing activities, compared to using negligible net cash of $5,610 for the prior year, from operating and financing activities.

During the year ended December 31, 2019, we used approximately $123,000 of net cash in operations, comprised of a net loss from continuing operations of $1.1 million, noncash losses of approximately $96,000, changes in working capital of approximately $815,000, and net cash provided by discontinued operations of approximately $44,000. The net change in working capital was primarily driven by accrued interest of approximately $501,000 and accrued liabilities of approximately $274,000.

During the year ended December 31, 2018, we used approximately $209,000 of net cash in operations, comprised of a net loss from continuing operations of approximately $946,000, noncash losses of approximately $244,000, changes in working capital of approximately $498,000, and net cash used in discontinued operations of $4,875. The net change in working capital was primarily driven by an increase in accrued interest of $494,000.

During the year ended December 31, 2019, financing activities provided approximately $123,000 of net cash, the majority of which were proceeds from convertible and related-party loans.

During the year ended December 31, 2018, we generated approximately $203,000 of net cash from financing activities comprised solely of proceeds from related-party loans.

Our Capital Resources and Anticipated Requirements

Our monthly operating costs approximately $35,000 per month, excluding approximately $50,000 of accruing interest expense and capital expenditures. We continue to focus on generating revenue and reducing our monthly business expenses through cost reductions and operational streamlining. In early 2020, we received a payment of $250,000 under our GloBrands agreement and expect to receive additional payments during the balance of the year. Currently, we do not have enough cash on hand to sustain our business operations, and we expect to access external capital resources in the near future.

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

Convertible Debentures and Notes Payable

We currently have an amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2,390,528, with accrued interest of $1.4 million as of December 31, 2019. In addition, we have additional convertible debentures with Tekfine having principal balances of $200,000, $25,000, $25,000, and $10,000, with accrued interest of $26,986, $708, $493 and $11 as of December 31, 2019, and maturity dates of November 12, 2020, June 3, 2020, August 8, 2020, and December 23, 2020, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $0.10 or the lowest bid price for the 20 trading days prior to conversion.

We have received advances from related parties totaling $84,987 and $203,380 during the years ended December 31, 2019 and 2018, respectively. Additionally, related parties paid expenses on our behalf totaling $(77,180) and $241,734 during the years ended December 31, 2019 and 2018, respectively. The advances are non-interest-bearing, due on demand, and are included in current liabilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and do not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” in this Item 7. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our periodic filings with the Securities and Exchange Commission include, when applicable, disclosures of estimates, assumptions, and uncertainties that could affect the financial statements and our future operations.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable, and related-party payables approximate the respective fair values due to the short maturities of these items. We do not hold any investments that are available-for-sale.

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1:	Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date

Level 2:	Pricing inputs are quoted for similar assets or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes assets or liabilities valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3:	Pricing inputs are unobservable for the assets or liabilities; that is, the inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

We do not currently have any financial instruments that we measure at fair value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including the Report of Independent Registered Public Accounting Firm on our consolidated financial statements, are included beginning on page F-1 after this report, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2019, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on Effectiveness of Controls

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with GAAP and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2019, and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Title	Tenure

Iehab Hawatmeh	53	President, Chief Executive Officer,	July 2000 to date
		Chief Financial Officer, Chairman
Kathryn Hollinger*	69	Director, Controller	August 2011 to date

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

Committees of the Board

We currently do not have nominating, compensation, or audit committees or committees performing similar functions and we do not have a written nominating, compensation, or audit committee charter. Our board of directors believes that it is not necessary to have these committees, at this time, because the directors can adequately perform the functions of such committees.

Family Relationships

There are no family relationships among any of our officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons that own more than 10% of a registered class of our equity securities to file with the U.S. Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2019, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

Code of Ethics

We expect that all of our directors, officers, and employees will maintain a high level of integrity in their dealings with us and on our behalf and will act in our best interests. We have adopted a Code of Business Conduct and Ethics that provides principles of conduct and ethics for our directors, officers, and employees. This Code of Ethics is available on our website at www.cirtran.com under “Investor Relations—Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)		Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)

Iehab J. Hawatmeh(1)	2019	-	-	-	600	(2)	-	-	38,603	(3)	39,203
President, Chief Executive Officer	2018	-	-	-	600	(2)	-	-	38,535	(3)	39,135

Kathryn Hollinger(4)	2019	55,000	10,000	-	200	(2)	-	-	5,000	(5)	70,200
	2018	55,000	10,000	-	200	(2)	-	-	5,000	(5)	70,200

(1)	Mr. Hawatmeh waived his compensation in 2019 and 2018.
(2)	The amount is the fair value of the option awards on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See note 2 to our consolidated financial statements.
(3)	Includes $12,000 for car allowance for each 2019 and 2018 and $26,603 and $26,535 for medical insurance premiums for 2019 and 2018.
(4)	Ms. Hollinger’s compensation listed in this table is for her services as our controller.
(5)	Fees accrued as director compensation.

Employment Agreements—Change in Control

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017, with a salary in an amount and commencement date to be determined. In July 2017, Mr. Hawatmeh resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, in September 2017, we reinstated Mr. Hawatmeh to his previous positions and reinstated his employment agreement. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. All cash amounts payable to Mr. Hawatmeh in excess of an aggregate of $120,000 per year are accrued and will not be paid until the secured convertible debenture is paid or converted to common stock. Mr. Hawatmeh waived his compensation in 2019 and 2018.

Pursuant to the employment agreement, Mr. Hawatmeh’s employment may be terminated for cause, or upon death or disability, in which event we are required to pay him any unpaid base salary and unpaid earned bonuses. In the event that Mr. Hawatmeh is terminated without cause, we are required to pay to him: (i) within 30 days following such termination, any benefit, incentive, or equity plan, program, or practice paid when such would have been paid to him if employed (the “Accrued Obligations”); (ii) within 30 days following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months’ annual base salary; (iii) bonuses owing for the two-year period after the date of termination (net of any bonus amounts paid as Accrued Obligations) based on actual results for the applicable quarters and fiscal years; and (iv) within 12 months following such termination (or on the earliest later date as may be required by Internal Revenue Code Section 409A to the extent applicable), a lump sum equal to 30 months’ annual base salary; provided that if Mr. Hawatmeh is terminated without cause in contemplation of, or within one year, after a change in control, then two times his annual base salary and bonus payment amounts.

During the years ended December 31, 2019, 2018, 2017, 2016, and 2015, we accrued for 6,000 stock options relating to this employment agreement. The fair market value of the options issued during the year ended December 31, 2019, was $600, using the following assumptions: estimated five-year term, estimated volatility of 567%, and a risk-free rate of 2.31%. The fair market value of the options issued during the year ended December 31, 2018, was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate of 2.38%.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information regarding unexercised options, stock that has not vested, and equity incentive plan awards owned by the Named Executive Officers as of December 31, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Iehab J. Hawatmeh	—	6,000	—	0.10	01/22/20	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	01/22/20	—	—	—	—
Iehab J. Hawatmeh	—	6,000	—	0.10	01/20/21	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	01/20/21	—	—	—	—
Iehab J. Hawatmeh	—	6,000	—	0.10	01/24/22	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	01/24/22	—	—	—	—
Iehab J. Hawatmeh	—	6,000	—	0.10	01/18/23	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	01/18/23	—	—	—	—
Iehab J. Hawatmeh	—	6,000	—	0.10	04/01/24	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	04/01/24	—	—	—	—

Director Compensation

Except for Iehab Hawatmeh, who is also our chief executive officer, we pay our directors $5,000 per year to serve on our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 26, 2020, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 4,500,417 shares of common stock outstanding. All share and per-share amounts have been adjusted to give retroactive effect to a 1000-to-one reverse split of our common stock effective September 2019:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
Iehab J. Hawatmeh	Common stock	211,554	4.7
	Options(2)	30,000	*
		241,554	5.3

Directors:
Iehab J. Hawatmeh	Common stock	211,554	4.7
	Options(2)	30,000	*
		241,554	5.3

Kathryn Hollinger	Common stock	26,003	*
	Options(3)	10,000	*
		36,003	*

All Executive Officers and Directors as a Group (2 persons):	Common stock	237,557	5.3
	Options(2)(3)	40,000	*
	Total	277,557	6.1

*	Less than one percent.
(1)	Address for all stockholders is 6360 S Pecos Road, Suite 8, Las Vegas, NV 89120.
(2)	Includes options to purchase up to 30,000 shares that have been accrued for services provided during each of 2015, 2016, 2017, 2018, and 2019. These options can be exercised any time at an exercise price of $0.10 per share
(3)	Includes options to purchase up to 30,000 shares that have been accrued for services provided during each of 2015, 2016, 2017, 2018, and 2019. These options can be exercised any time at an exercise price of $0.10 per share

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

ITEM 13. CERTAIN RELATIONSHIPS AND

RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is set forth below for any transaction during the three years ended December 31, 2019, to which we were a party and in which any of our officers and directors or any holder of more than 10% of any class of our stock had or is deemed to have a material interest.

Related-Party Transactions

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2019 and 2018, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of December 31, 2019 and 2018, totaled $72,466 and $72,466, respectively, and are presented in liabilities from discontinued operations.

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

We have agreed to issue options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of this employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. During the year ended December 31, 2019, we accrued for 6,000 stock options relating to this employee agreement, resulting in 30,000 stock options as of December 31, 2019 and 2018, respectively. See Note 6 – Other Accrued Liabilities and Note 14 – Stock Options and Warrants.

As of December 31, 2019 and 2018, we owed our president a total of $903,740 and $893,000, respectively, in unsecured advances. Additionally, 30,000 stock options with a fair market value of $3,000 were accrued as of December 31, 2019. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, none of our directors is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Sadler, Gibb and Associates has served as our independent registered public accounting firm since 2013.

Audit Fees

For our fiscal year ended December 31, 2019, we were billed approximately $33,250 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2018, we were billed approximately $16,000 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2019 and 2018, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2019 and 2018, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2019 and 2018.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, our board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Audit Services

Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements. The board of directors preapproves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically preapproved by the board of directors. The board of directors monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other items.

Audit-Related Services

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which historically have been provided to us by the independent registered public accounting firm and are consistent with the Securities and Exchange Commission’s rules on auditor independence. The board of directors preapproves specified audit-related services within preapproved fee levels. All other audit-related services must be preapproved by the board of directors.

Tax Services

The board of directors preapproves specified tax services that it believes would not impair the independence of the independent registered public accounting firm and that are consistent with Securities and Exchange Commission’s rules and guidance. The board of directors must specifically approve all other tax services.

All Other Services

Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures

All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the board of directors and the chief financial officer. The chief financial officer authorizes services that have been preapproved by the board of directors. The chief financial officer submits requests or applications to provide services that have not been preapproved by board of directors, which must include an affirmation by the chief financial officer and the independent registered public accounting firm that the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence, to board of directors for approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

(b)	The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed July 17, 2000

3.02	Amended and Restated Bylaws	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011

3.03	Articles of Amendment to Articles of Incorporation of CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011

3.04	Second Amendment to Articles of Incorporation of CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed May 8, 2015

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	This filing.

4.02	Amended, Restated, and Consolidated Secured Convertible Debenture No. TK-1 in the amount of $3,437,798 payable to Tekfine, LLC	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

4.03	Secured Convertible Debenture No. TK-2 in the amount of $200,000 payable to Tekfine, LLC	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

4.04	Amendment No. 1 to Secured Convertible Debenture between CirTran Corporation and Tekfine, LLC, effective April 20, 2018	Incorporated by reference from quarterly report on Form 10-Q for the quarter ended June 30, 2018, filed August 14, 2018.

4.05	Amendment No. 2 to Secured Convertible Debenture between CirTran Corporation and Tekfine, LLC, effective May 12, 2020	This filing.

Exhibit Number*	Title of Document	Location

Item 10.	Material Contracts
10.42**	Employment Agreement with Iehab Hawatmeh dated August 1, 2009	Incorporated by reference from our Annual Report on Form 10-K/A for the year ended December 31, 2011, filed April 30, 2012

10.49	CirTran Corporation 2013 Incentive Plan	Incorporated by reference from our Registration Statement on Form S-8 filed August 26, 2013

10.50	Settlement Agreement between CirTran Corporation and Joueboire, LLC, dated April 19, 2017	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

10.51	Settlement Agreement between CirTran Corporation and YA Global Investments, LP, dated April 20, 2017	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

10.52	Agreement between Tekfine, LLC and CirTran Corporation dated April 20, 2017	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

10.53**	Amendment No. 1 to Employment Agreement with Iehab J. Hawatmeh	Incorporated by reference from the registration statement on Form 10/A filed June 18, 2018

10.55	Exclusive Manufacturing and Distribution Agreement dated December 30, 2019	Incorporated by reference from our Current Report on Form 8-K filed January 27, 2020

10.56	Commercial Lease dated November 29, 2019	Incorporated by reference from our Current Report on Form 8-K filed January 27, 2020

Item 21.	Schedule of Subsidiaries
21.01	Schedule of Subsidiaries	This filing

Item 23.	Consents of Experts and Counsel
23.01	Consent of Sadler, Gibb & Associates, LLC	This filing

Exhibit Number*	Title of Document	Location

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32	Section 1350 Certifications
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

Item 101***	Interactive Data File
101.INS	XBRL Instance Document	This filing

101.SCH	XBRL Taxonomy Extension Schema	This filing

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.
**	Identifies each management contract or compensatory plan or arrangement required to be filed.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRTRAN CORPORATION

Date: May 29, 2020	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 29, 2020	/s/ Iehab Hawatmeh
Iehab Hawatmeh, Director, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Date: May 29, 2020	/s/ Kathryn Hollinger
Kathryn Hollinger, Director

CIRTRAN CORPORATION

Financial Statements

December 31, 2019 and 2018 (Revised)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CirTran Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CirTran Corporation (“the Company”) as of December 31, 2019 and 2018 (revised), the related consolidated statements of operations, stockholders’ deficit (revised), and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT
May 29, 2020

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
		(Revised)

ASSETS

Current assets
Cash	$-	$214
Inventory	18,814	-
Other current assets	1,210	-
Assets from discontinued operations	-	122
Total current assets	20,024	336

Investment in securities at cost	300,000	300,000
Property and equipment, net of accumulated depreciation	9,772	12,065

Total assets	$329,796	$312,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$1,611	$-
Accounts payable	2,121,401	2,115,177
Related-party payable	13,740	3,000
Short-term advances payable	163,994	169,594
Short-term advances payable - related parties	738,655	748,633
Accrued liabilities	1,077,999	804,465
Accrued payroll and compensation expense	3,757,636	3,713,666
Accrued interest, current portion	2,405,946	2,024,728
Convertible debenture, current portion, net of discounts	248,874	200,000
Note payable, current portion	90,000	90,000
Note payable to stockholders and members	151,833	151,833
Derivative liability	894,079	-
Liabilities from discontinued operations	26,348,853	26,156,359
Total current liabilities	38,014,621	36,177,455

Accrued interest, net of current portion	1,371,098	1,251,570
Note payable, net of current portion	500,000	500,000
Convertible debenture, net of current portion, net of discount	1,678,768	2,390,528
Total liabilities	41,564,487	40,319,553

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, par value $0.001; 100,000,000 shares authorized; 4,500,417 and 4,500,417 shares issued and outstanding at December 31, 2019 and 2018, respectively	4,500	4,500
Additional paid-in capital	37,222,615	37,222,615
Accumulated deficit	(78,461,806)	(77,234,267)
Total stockholders’ deficit	(41,234,691)	(40,007,152)

Total liabilities and stockholders’ deficit	$329,796	$312,401

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	406,558	447,389
Total operating expenses	406,558	447,389

Loss from operations	(406,558)	(447,389)

Other income (expense)
Interest expense	(592,756)	(498,777)
Other income	47	-
Loss on derivative valuation	(80,640)	-
Gain on settlement of debt	934	-
Total other income (expense)	(672,415)	(498,777)

Loss from continuing operations	(1,078,973)	(946,166)

Loss from discontinued operations	(148,566)	(165,055)

Net loss	$(1,227,539)	$(1,111,221)

Loss from continuing operations per common share, basic and diluted	$(0.24)	$(0.21)
Net loss from discontinued operations per common share, basic and diluted	$(0.03)	$(0.04)
Loss per common share, basic and diluted	$(0.27)	$(0.25)
Basic and diluted weighted average common shares outstanding	4,500,417	4,500,417

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018 (REVISED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	4,499,390	$4,397	$37,130,718	$(76,123,046)	$(38,987,931)
Correction of common shares outstanding	1,027	103	(103)	-	-
Forgiveness of related-party loan	-	-	92,000	-	92,000
Net loss, year ended December 31, 2018	-	-	-	(1,111,221)	(1,111,221)
Balance, December 31, 2018	4,500,417	4,500	37,222,615	(77,234,267)	(40,007,152)
Net loss, year ended December 31, 2019	-	-	-	(1,227,539)	(1,227,539)
Balance, December 31, 2019	4,500,417	$4,500	$37,222,615	$(78,461,806)	$(41,234,691)

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018

Cash flows from operating activities
Net loss from continuing operations	$(1,078,973)	$(946,166)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,293	2,292
Gain on fair value measurement of derivative liability	80,640	-
Debt discount amortization	34,215	-
Interest expense recorded on initial measurement of derivative liability	56,338	-
Expenses paid for company by a related party	(77,180)	241,734
Changes in operating assets and liabilities:
Inventory	(18,814)	-
Other current assets	(1,210)	347
Accounts payable	6,224	(102,153)
Related-party payable	10,740	(5,548)
Accrued liabilities	273,534	75,081
Accrued payroll and compensation	43,970	36,682
Accrued interest	500,746	494,254
Deferred revenue	-	(638)
Net cash used in continuing operating activities	(167,477)	(204,115)
Net cash provided by (used in) discontinued operations	44,050	(4,875)
Net cash used in operating activities	(123,427)	(208,990)

Cash flows from financing activities
Proceeds from bank overdraft	1,611	-
Proceeds from convertible loans payable	60,000	-
Proceeds from related-party loans	84,987	203,380
Repayments of related-party loans	(17,785)	-
Proceeds from loans payable	15,400	-
Repayments of loans payable	(21,000)	-
Net cash provided by continuing financing activities	123,213	203,380
Cash used in discontinued financing activities	-	-
Net cash provided by financing activities	123,213	203,380

Net change in cash	(214)	(5,610)
Cash, beginning of period	214	5,824
Cash, end of period	$-	$214

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Initial measurement of derivative liability	$813,439	$-
Forgiveness of related-party loan	$-	$92,000
Correction of common shares outstanding	$-	$1,027

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018 (Revised)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

We offer diversified expertise in manufacturing, marketing, distribution, and technology services in a wide variety of consumer products, including tobacco products, medical devices, and beverages. We have an innovative and consumer-focused approach to brand portfolio management, resting on a strong understanding of consumers domestically, and we have established a footprint in more than 50 key, international markets.

We devoted most of 2019 to exploring a number of potential product opportunities. In late 2019, we entered into a new, five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2019, include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., LBC Products, Inc., and CirTran - Asia, Inc. All intercompany balances and transactions have been eliminated. The results of CirTran Beverage Corp., CirTran Online Corp., CirTran Media Corp., and Racore Network have been included through the dates of each dissolution during the three months ended March 31, 2019, and the liabilities have been included in the balance sheet as of March 31, 2020 and December 31, 2019.

The consolidated financial statements as of and for the year ended December 31, 2018, include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., CirTran Corporation (Utah), CirTran Beverage Corp., CirTran Online Corp., CirTran Media Corp., Racore Network, and CirTran - Asia, Inc. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for revenue recognition. Adoption of ASC 606 did not have a significant impact on our financial statements. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. We did not recognize revenue during the years ended December 31, 2019 and 2018.

Cash and Cash Equivalents

We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. We did not hold any cash equivalents as of December 31, 2019 or 2018.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at December 31, 2019 and 2018. As we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Property and Equipment

We incur certain costs associated with the design and development of molds and dies for our contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. We hold title to all molds and dies used in the manufacture of products. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at December 31, 2019 and 2018, was $9,772 and $12,065, respectively.

Depreciation expense is recognized in amounts equal to the cost of depreciable assets over estimated service lives. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in operating results.

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the year ended December 31, 2019 or 2018.

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

During the year ended December 31, 2017, our common stock was suspended from trading. Because of this, the convertible notes no longer met the criteria to bifurcate the instrument under FASB ASC 815, Derivatives and Hedging. Accordingly, we determined the underlying common stock of the instruments being accounted for as derivative liabilities had no value. As a result, the fair value of the derivative liabilities, as of the date our common stock was no longer available to trade, was written off to additional paid-in capital in accordance with ASC 815-15-35-4. During the year ended December 31, 2018, we became current with our filing requirements with the SEC, and FINRA approved our common stock to continue trading during the year ended December 31, 2019. Accordingly, we recorded derivative liabilities as of the date our stock resumed trading, or September 13, 2019, and revalued the liability as of December 31, 2019.

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

When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. We will seek agreements with manufacturing customers that require them to purchase their inventory items in the event they cancel their business with us.

Stock-Based Compensation

We have outstanding stock options to directors and employees, which are described more fully in Note 14 – Stock Options and Warrants. We account for our stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period).

Stock-based employee compensation was $800 and $480 for the years ended December 31, 2019 and 2018, respectively.

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

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash, notes payable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments. The carrying amounts of our debt obligations approximate fair value.

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

Accounts payable and related-party payables have fair values that approximate the carrying value due to the short-term nature of these instruments. Derivative liabilities have been valued using level 3 inputs.

Our financial assets and liabilities carried at fair valued measured on a recurring basis as of December 31, 2019 and 2018, consisted of the following:

	Total Fair Value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$894,079	$-	$-	$894,079

	Total Fair Value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$-	$-	$-	$-

Loss Per Share

Basic loss per share (EPS) is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. We had 569,029,796 potentially issuable common shares at December 31, 2019. However, the impacts of the potentially issuable common shares were excluded from the diluted loss per common shares outstanding given the anti-dilutive effect such shares have on net losses per common share.

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

NOTE 3 - GOING CONCERN AND REALIZATION OF ASSETS

In October 2016, we lost our ability to continue energy drink distribution, our principal source of revenue, after receiving an unfavorable ruling in our suit against Playboy Enterprises, Inc.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a working capital deficiency of $37,994,597 and $36,177,119 as of December 31, 2019 and 2018, respectively, and a net loss from continuing operations of $1,078,973 and $946,166 during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, we had an accumulated deficit of $78,461,806 and $77,234,267, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

	December 31,		Useful Life
	2019	2018	(years)
Furniture and office equipment	$177,900	$177,900	5 - 10
Leasehold improvements	997,714	997,714	7 - 10
Production equipment	2,886,267	2,886,267	5 - 10
Vehicles	53,209	53,209	3 - 7
Total	4,115,090	4,115,090
Less: accumulated depreciation	(4,105,025)	(4,103,025)
Property and equipment, net	$9,772	$12,065

There was $2,293 and $2,292 of depreciation expense recorded during the years ended December 31, 2019 and 2018, respectively.

NOTE 5 - RELATED-PARTY TRANSACTIONS

Transactions involving Officers, Directors, and Stockholders

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2019 and 2018, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of December 31, 2019 and 2018, totaled $72,466 and $72,466, respectively, and are presented in liabilities from discontinued operations.

During the years ended December 31, 2019 and 2018, we received cash advances from related parties of $84,987 and $203,380, respectively. Additionally, related parties paid expenses on our behalf totaling $(77,180) and $241,734 during the years ended December 31, 2019 and 2018, respectively. The advances are non-interest-bearing, due on demand, and are included in current liabilities. Total advances from related parties were:

	December 31,
	2019	2018
Related party A	$106,018	$13,758
Related party B	632,637	734,875
Total	$738,655	$748,633

We have agreed to issue options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of this employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. During the year ended December 31, 2019, we accrued for 6,000 stock options relating to this employee agreement, resulting in 30,000 stock options as of December 31, 2019 and 2018, respectively. See Note 6 – Other Accrued Liabilities and Note 14 – Stock Options and Warrants.

As of December 31, 2019 and 2018, we owe our president a total of $903,740 and $893,000, respectively, in unsecured advances. Additionally, 30,000 stock options with a fair market value of $3,000 were owed as of December 31, 2019 and 2018. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

NOTE 6 - OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	December 31,
	2019	2018
Tax liabilities	806,331	758,827
Other	271,668	45,638
Total	$1,077,999	$804,465

Other accrued liabilities as of December 31, 2019 and 2018, include a non-interest-bearing payable totaling $45,000 that is due on demand. Additionally, customer deposits totaling $226,030 were included in other accrued liabilities as of December 31, 2019.

Accrued payroll and compensation liabilities consist of the following:

	December 31, 2019	December 31, 2018
		(Revised)
Stock option expenses	$4,000	$4,000
Director fees	135,000	135,000
Bonus expenses	121,858	121,858
Commissions	2,148	2,148
Administrative payroll	3,494,630	3,450,660
Total	$3,757,636	$3,713,666

Stock option expenses consist of accrued employee stock option expenses. Options granted during the years ended December 31, 2018 and 2019, were issued during the year ended December 31, 2019 (see Note 14 – Stock Options and Warrants for further discussion).

There were 8,000 stock options accrued during the year ended December 31, 2019. During the year ended December 31, 2019, we accrued for 6,000 stock options relating to the employment agreement with Mr. Hawatmeh. The fair market value of the options was $600, using the following assumptions: estimated five-year term, estimated volatility of 567% and a risk-free rate of 2.31%.

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment to Playboy of $6.6 million against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of December 31, 2019 and 2018, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which requires us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we pay taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which requires us to pay the IRS 5% of cash deposits. The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expires on October 6, 2020. There was $1,048,756 and $986,861 due as of December 31, 2019 and 2018, respectively.

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

In addition to the employment agreement above, we have verbal contracts with our employees that require payment of noncash compensation in a fixed number of shares. During the years ended December 31, 2019 and 2018, we granted options to purchase 8,000 and 8,000 shares of common stock, respectively, to two employees. We recorded expenses totaling $800 and $480 during the years ended December 31, 2019 and 2018, respectively, for employee options relating to the employment contracts of these employees.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	December 31,
	2019	2018
Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Total	$590,000	$590,000

There was $157,535 and $110,035 of accrued interest due on these note as of December 31, 2019 and 2018, respectively.

NOTE 9 - CONVERTIBLE DEBENTURES

We have entered into various convertible debentures that encumber all of our assets. Convertible debentures consisted of the following:

	December 31
	2019	2018
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on November 12, 2020	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on June 3, 2020	25,000	-
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on August 8, 2020	25,000	-
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 23, 2020	10,000	-
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,650,528	$2,590,528
Less: discounts	(722,886)	-
Total	$1,927,642	$2,590,528
Less: current portion	(248,874)	(200,000)
Long term portion	$1,678,768	$2,390,528

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

As of December 31, 2019 and 2018, we had accrued interest on the convertible debentures totaling $1,399,295 and $1,268,556, respectively, of which $28,199 and $16,986 was current and $1,371,098 and $1,251,570 was long term, respectively. As of December 31, 2019 and 2018, the debentures were convertible into 568,989,796 and an undeterminable number of shares of our common stock.

NOTE 10 – DERIVATIVE LIABILITIES

As discussed in Note 9 - Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,650,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note 5 due December 23, 2020) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation model as of December 31, 2019, using the following assumptions:

Volatility	91.9% - 100.9%
Rick Free Rates	1.55% - 1.80%
Stock price	$0.0100 – $0.0101
Remaining life	0.542 - 7.33 years

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $80,640 during the year ended December 31, 2019. As of December 31, 2019, and December 31, 2018, the fair market value of the derivatives aggregated $894,079 and $0, respectively.

NOTE 11 - LEASES

We sublease from an unaffiliated party at $5,000 per month on a month to month basis for the use of office space and utilities. Due to the short-term nature of the lease, we have not recorded a right of use asset or related payable. We recorded rent expense of $21,000 and $42,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 12 - INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income, the company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

We have not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2019 and 2018, applicable under FASB ASC 740, Income Taxes. We did not recognize any adjustment to the liability for an uncertain tax position and, therefore, did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All of our tax returns remain open.

As of December 31, 2019 and 2018, we had net operating loss carryforwards for tax reporting purposes of approximately $19.1 million and $26.7 million, respectively. These net operating loss carryforwards, if unused, begin to expire in 2020. During the year ended December 31, 2019, we dissolved four subsidiaries that had total net operating loss carryforwards of approximately $8.9 million, which were forfeited upon dissolution, reducing our deferred tax asset by approximately $1.9 million. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed in Note 6 – Other Accrued Liabilities.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	21%
Effect on operating losses	(21)%
-

Net deferred tax assets consisted of the following:

	December 31, 2019	December 31, 2018
Net operating loss carryforward	$4,005,545	$5,630,037
Valuation allowance	(4,005,545)	(5,630,037)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	December 31, 2019	December 31, 2018
Computed federal income tax benefit (expense) at statutory rate of 21% and 21%	$(245,508)	$(222,244)
Depreciation and amortization	459	458
Change in payroll accruals	8,794	7,336
Stock option expense	160	56
Change in derivative liability	-	-
Change in valuation allowance	236,095	214,394
Income tax expense	$-	$-

NOTE 13 - STOCKHOLDERS’ DEFICIT

We are authorized to issue up to 100,000,000 shares of $0.001 par value common stock. No shares were issued during the periods presented. We had a total of 4,500,417 common shares issued and outstanding as of December 31, 2019 and 2018.

During the year ended December 31, 2019, we effected a 1:1000 reverse stock split. The impacts of the reverse stock split have been retroactively stated.

NOTE 14 - STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the year ended December 31, 2019, we granted options to purchase 8,000 shares of common stock, less forfeitures of options to purchase 8,000 shares of common stock from a previous year, relating to the employment of our president and one of our employees. The fair market value of the accrued stock options aggregated $800, using the following assumptions: seven-year term, volatility of 567%, a risk-free rate of 2.31%, and exercise price of $0.0001.

During the year ended December 31, 2018, we granted options to purchase 8,000 shares of common stock, less forfeitures of options to purchase 8,000 shares of common stock from a previous year, relating to the employment of our president and one of our employees. The fair market value of the accrued stock options aggregated $800, using the following assumptions: seven-year term, volatility of 567%, a risk-free rate of 2.38%, and exercise price of $0.0001.

As of December 31, 2019, we had no unrecognized compensation costs related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6 – Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

NOTE 15 - DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of December 31, 2019 and 2018, as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the years ended December 31, 2019 and 2018.

Total assets and liabilities included in discontinued operations were as follows:

	December 31,
	2019	2018
Assets from Discontinued Operations:
Cash	$-	122
Total assets from discontinued operations	$-	$122

Liabilities from Discontinued Operations:
Accounts payable	$19,690,378	$19,869,559
Accrued liabilities	704,917	704,917
Accrued interest	1,022,342	868,874
Accrued payroll and compensation expense	131,108	117,901
Current maturities of long-term debt	444,085	239,085
Related party payable	1,776,250	1,776,250
Short-term advances payable	2,579,773	2,579,773
Total liabilities from discontinued operations	$26,348,853	$26,156,359

Net losses from discontinued operations were comprised of the following components:

	Year Ended December 31,
	2019	2018
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	13,193	11,590
Total operating expenses	13,193	11,590

Other income (expense)
Interest expense	(153,465)	(153,465)
Other income	18,095	-
Total other income (expense)	(135,373)	(153,465)

Net loss from discontinued operations	$(148,566)	$(165,055)

NOTE 16 - REVISION TO PRIOR YEAR FINANCIAL STATEMENTS

During the year ended December 31, 2019, we identified an error in the presentation and accounting for option-based liabilities in prior years, dating to the year ended December 31, 2008. We have performed an analysis and determined it appropriate to correct the error on a cumulative basis as of December 31, 2017, resulting in a decrease in accrued liabilities and retained earnings of $476,253 as of December 31, 2017. The impacts on accrued liabilities and retained earnings were also $476,253 as of and for the year ended December 31, 2018. The balance sheet and statement of stockholders’ deficit for the year then ended has been revised to correct the error.

	Originally Reported	Adjustments	Revised
Total assets	$312,401	$-	$312,401
Accrued payroll and compensation expense	$4,189,919	$(476,253)	$3,713,666
Total current liabilities	$36,653,708	$(476,253)	$36,177,455
Total liabilities	$40,795,806	$(476,253)	$40,319,553
Accumulated deficit	$(77,710,520)	$476,253	$(77,234,267)
Total stockholders’ deficit	$(40,483,405)	$476,253	$(40,007,152)

Loss from continuing operations	$(946,166)	$-	$(946,166)
Loss from discontinued operations	$(165,055)	$-	$(165,055)
Net loss	$(1,111,221)	$-	$(1,111,221)

NOTE 17 - SUBSEQUENT EVENTS

We have evaluated all events occurring subsequent to the financial statements and determined there are no additional items to disclose.

However, on March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve. We have taken measures to mitigate the impact on our business operations and overall financial performance, which continue to evolve. We are also constantly evaluating and responding to the impact of the pandemic on our supply chain as compared to product demand. In addition, we actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods.

On March 30, 2020, we filed a Current Report on Form 8-K to indicate our reliance on the Order of the U.S. Securities and Exchange Commission (Release No. 34-88465) in connection with filing our Annual Report on Form 10-K for the year ended December 31, 2019, as a result of the circumstances set forth below. Specifically, our executive team and contract outside accountant that live in Salt Lake City, Utah, were dislocated and delayed as they began working remotely in a “shelter-at-home” environment in response to the COVID-19 pandemic that precluded face-to-face meetings. The difficulty of operating in the COVID-19 “shelter-at-home” environment was then exacerbated by a 5.7 Richter scale earthquake and persistent ongoing aftershocks in the Salt Lake Valley.

