Form 10-Q
period 2020-06-30
CIRTRAN CORP
filed 2020-08-19
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2020, there were 4,500,417 shares of common stock, $0.001 par value, outstanding.

CirTran Corporation

Form 10-Q for the Three Months Ended June 30, 2020

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets
Cash	$102,331	$-
Inventory	190,170	18,814
Deposits on inventory	40,845	-
Deposits on inventory - related party	185,375	-
Other current assets	8,706	1,210
Assets from discontinued operations	-	-
Total current assets	527,427	20,024

Investment in securities at cost	300,000	300,000
Property and equipment, net of accumulated depreciation	-	9,772

Total assets	$827,427	$329,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$-	$1,611
Accounts payable	2,127,106	2,121,401
Related-party payable	13,740	13,740
Short-term advances payable	139,904	163,994
Short-term advances payable - related parties	492,035	738,655
Accrued liabilities	1,285,294	1,077,999
Accrued payroll and compensation expense	3,939,906	3,757,636
Accrued interest, current portion	2,597,911	2,405,946
Convertible debenture, current portion, net of discounts	264,284	248,874
Note payable, current portion	90,000	90,000
Note payable to stockholders and members	151,833	151,833
Derivative liability	1,258,096	894,079
Liabilities from discontinued operations	26,425,376	26,348,853
Total current liabilities	38,785,485	38,014,621

Accrued interest, net of current portion	1,430,696	1,371,098
Note payable, net of current portion	656,000	500,000
Convertible debenture, net of current portion, net of discount	1,733,623	1,678,768
Total liabilities	42,433,304	41,564,487

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, par value $0.001; 100,000,000 shares authorized; 4,500,417 and 4,500,417 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4,500	4,500
Additional paid-in capital	37,222,671	37,222,615
Accumulated deficit	(79,005,548)	(78,461,806)
Total stockholders’ deficit	(41,778,377)	(41,234,691)

Total liabilities and stockholders’ deficit	$827,427	$329,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$528,232	$-	$530,314	$-
Cost of sales	195,838	-	197,319	-
Gross profit	332,394	-	332,995	-

Operating expenses
Selling, general and administrative expenses	78,884	106,528	161,544	181,125
Total operating expenses	78,884	106,528	161,544	181,125

Income (loss) from operations	253,510	(106,528)	171,451	(181,125)

Other income (expense)
Interest expense	(156,568)	(124,771)	(312,635)	(250,363)
Loss on disposal of equipment	-	-	(9,771)	-
Loss on derivative valuation	(289,050)	-	(358,264)	-
Other income	2,000	-	42,000	730
Total other income (expense)	(443,618)	(124,771)	(638,670)	(249,633)

Net loss from continuing operations	(190,108)	(231,299)	(467,219)	(430,758)

Loss from discontinued operations	(38,262)	(54,659)	(76,523)	(66,320)

Net loss	$(228,370)	$(285,958)	$(543,742)	$(497,078)

Net loss from continuing operations per common share, basic and diluted	$(0.04)	$(0.05)	$(0.10)	$(0.10)
Net loss from discontinued operations per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Net loss per common share, basic and diluted	$(0.05)	$(0.06)	$(0.12)	$(0.11)
Basic and diluted weighted average common shares outstanding	4,500,417	4,500,417	4,500,417	4,500,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 (REVISED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	4,500,417	$4,500	$37,222,615	$(77,234,267)	$(40,007,152)
Net loss, three months ended March 31, 2019	-	-	-	(211,120)	(211,120)
Balance, March 31, 2019	4,500,417	4,500	37,222,615	(77,445,387)	(40,218,272)
Net loss, three months ended June 30, 2019	-	-	-	(285,958)	(285,958)
Balance, June 30, 2019	4,500,417	$4,500	$37,222,615	$(77,731,345)	$(40,504,230)

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	4,500,417	$4,500	$37,222,615	$(78,461,806)	(41,234,691)
Stock option expense	-	-	56	-	56
Net loss, three months ended March 31, 2020	-	-	-	(315,372)	(315,372)
Balance, March 31, 2020	4,500,417	4,500	37,222,671	(78,777,178)	(41,550,007)
Net loss, three months ended June 30, 2020	-	-	-	(228,370)	(228,370)
Balance, June 30, 2020	4,500,417	$4,500	$37,222,671	$(79,005,548)	$(41,778,377)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss from continuing operations	$(467,219)	$(430,758)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	1,146
Loss on derivative valuation	358,264	-
Debt discount amortization	61,018	-
Loss on disposal of equipment	9,771	-
Stock option expense	56	-
Expenses paid on behalf of Company by a related party	1,940	24,282
Changes in operating assets and liabilities:
Inventory	(171,356)	-
Deposits on inventory	(40,845)	-
Deposits on inventory - related party	(185,375)	-
Other current assets	(7,496)	-
Accounts payable	5,706	13,649
Accrued liabilities	207,295	31,912
Accrued payroll and compensation	182,270	21,012
Accrued interest	251,563	248,964
Net cash provided by (used in) continuing operating activities	205,592	(89,793)
Net cash used in discontinued operations	-	(4,291)
Net cash provided by (used in) operating activities	205,592	(94,084)

Cash flows from financing activities
Proceeds from bank overdraft	(1,611)	-
Proceeds from convertible loans payable	15,000	25,000
Proceeds from related-party loans	10,700	66,277
Repayments of related-party loans	(262,350)	-
Proceeds from loans payable	156,000	10,000
Repayments of loans payable	(21,000)	-
Cash provided by (used in) financing activities	(103,261)	101,277
Cash used in discontinued financing activities	-	-
Net cash provided by (used in) financing activities	(103,261)	101,277

Net change in cash	102,331	7,193
Cash, beginning of period	-	214
Cash, end of period	$102,331	$7,407

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash investing activities
Initial measurement of derivative liability	$5,753	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of CirTran Corporation for the three- and six-month periods ended June 30, 2020 and 2019, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2020, and December 31, 2019, and our results of operations and cash flows for the periods ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 and 2019, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

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

The consolidated financial statements as of and for the periods ended June 30, 2020, include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., LBC Products, Inc., and CirTran - Asia, Inc. All intercompany balances and transactions have been eliminated.

The consolidated financial statements as of and for the periods ended June 30, 2019, include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., CirTran Corporation (Utah), CirTran Beverage Corp., CirTran Online Corp., CirTran Media Corp., Racore Network, and CirTran - Asia, Inc. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. We did not hold any cash equivalents as of June 30, 2020, or December 31, 2019.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which superseded guidance in ASC 840, Leases, which we adopted for the year ended December 31, 2019 under the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. We account for short term leases, those lasting fewer than 12 months, using the practical expedient as outlined in the guidance, which does not include recording such leases on the balance sheet.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at June 30, 2020, and December 31, 2019. As we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Property and Equipment

We incur certain costs associated with the design and development of molds and dies for our contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. We hold title to all molds and dies used in the manufacture of products. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at June 30, 2020, and December 31, 2019, was $0 and $9,772, respectively. All property and equipment that was in service during the year ended December 31, 2019 was disposed of during the current period.

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

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the periods ended June 30, 2020 or 2019.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and totaled $40,845 (non-related party) and $185,375 (related party) as of June 30, 2020. There were no deposits on inventory as of December 31, 2019.

Inventory balances consisted of the following:

	June 30, 2020	December 31, 2019
Finished goods	$99,638	18,814
Raw materials	90,532	-
Total	$190,170	$18,814

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

Stock-based employee compensation was $56 and $600 for the six months ended June 30, 2020 and 2019, respectively.

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

	Total Fair Value at June 30, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,258,096	$-	$-	$1,258,096

	Total Fair Value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$894,079	$-	$-	$894,079

Loss per Share

Basic loss per share (EPS) is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were 196,726,286 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the three and six months ended June 30, 2020, due to the anti-dilutive effect these would have on net loss per share. There were no such shares issuable as of June 30, 2019. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

Short-term Advances

We have short-term advances with various individuals. These advances are due upon demand, carry no interest, and are not collateralized. These advances are classified as short-term liabilities.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 “Debt with Conversion and Other Options” which will be effective for fiscal years beginning after December 15, 2021. We are evaluating the impacts this new pronouncement will have on our financial statements.

NOTE 3—GOING CONCERN AND REALIZATION OF ASSETS

In October 2016, we lost our ability to continue energy drink distribution, our principal source of revenue, after receiving an unfavorable ruling in our suit against Playboy Enterprises, Inc.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a working capital deficiency of $38,085,558 and $37,994,597 as of June 30, 2020, and December 31, 2019, respectively, and a net loss from continuing operations of $294,719 and $430,758 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, and December 31, 2019, we had an accumulated deficit of $78,833,048 and $78,461,806, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

	June 30, 2020	December 31, 2019	Useful Life (years)
Furniture and office equipment	$-	$177,900	5-10
Leasehold improvements	-	997,714	7-10
Production equipment	-	2,886,267	5-10
Vehicles	-	53,209	3-7
Total	-	4,115,090
Less: accumulated depreciation	-	(4,105,318)
Property and equipment, net	$-	$9,772

During the six months ended June 30, 2020, we disposed of all of our remaining assets as part of our adoption of our new agreement to develop and distribute certain products. There was no consideration received upon disposal resulting in a net loss equal to the net book value of $9,771 during the six months ended June 30, 2020. We recorded $0 and $573 of depreciation expense during the three months ended June 30, 2020 and 2019, respectively. We recorded $0 and $1,146 of depreciation expense during the six months ended June 30, 2020 and 2019, respectively.

NOTE 5—RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At June 30, 2020, and December 31, 2019, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of June 30, 2020, and December 31, 2019, totaled $72,466 and $72,466, respectively.

During the six months ended June 30, 2020, we made repayments to related parties of $262,350 and advances of $10,700 were received from related parties. Additionally, related parties paid expenses totaling $1,940 directly to vendors on our behalf. There were $492,035 and $738,655 of short-term advances due to related parties as of June 30, 2020, and December 31, 2019, respectively. The advances are due on demand and as such included in current liabilities.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of this employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. During the six months ended June 30, 2020, we granted options to purchase 6,000 shares of common stock relating to this employee agreement. There were also options to purchase 6,000 shares of common stock that expired during the six months ended June 30, 2020. There was 30,000 and 30,000 outstanding stock options held by Iehab Hawatmeh as of June 30, 2020, and December 31, 2019, respectively. See Note 6 – Other Accrued Liabilities and Note 12 – Stock Options and Warrants.

As of June 30, 2020, and December 31, 2019, we owed our president a total of $900,339 and $903,740 in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of June 30, 2020 and December 31, 2019, we owed a total of $13,740 to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related party payable on the balance sheet as of each reporting date.

During the six months ended June 30, 2020, we made deposits with a related party inventory supplier totaling $185,375. The related party is an entity controlled by our CEO and all transactions were at arm’s length with the amounts paid for inventory at a 2% markup over the related party’s cost. Total inventory purchases from the related party were $75,091 during the six months ended June 30, 2020.

NOTE 6—OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019

Tax liabilities	$804,084	$806,331
Other	481,210	271,668
Total	$1,285,294	$1,077,999

Other accrued liabilities as of June 30, 2020, and December 31, 2019, include a non-interest-bearing payable totaling $45,000 that is due on demand.

Accrued payroll and compensation liabilities consist of the following:

	June 30, 2020	December 31, 2019

Stock option expenses	$-	$4,000
Director fees	135,000	135,000
Bonus expenses	126,858	121,858
Commissions	2,148	2,148
Administrative payroll	3,675,900	3,494,630
Total	$3,939,906	$3,757,636

Stock option expenses consist of employee stock option expenses. During the six months ended June 30, 2020, we resumed accruing wages for our CEO which are included in administrative payroll. A total of $172,500 was accrued during the six months ended June 30, 2020 which are included in cost of sales as a direct labor cost of fulfilling performance obligations related to our revenue recognized.

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment to Playboy of $6.6 million against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of June 30, 2020, and December 31, 2019, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which requires us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we pay taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which requires us to pay the IRS 5% of cash deposits. The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expires on October 6, 2020. There was $1,048,756 and $1,048,756 due as of June 30, 2020, and December 31, 2019, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our CEO. A total of $172,500 was accrued during the six months ended June 30, 2020.

We also have an oral agreement with our other director that requires us to issue options to purchase 2,000 shares of our common stock each year.

During the six months ended June 30, 2020 and 2019, we granted options to purchase 8,000 and 6,000 shares of common stock to Mr. Hawatmeh and Ms. Hollinger, respectively. We recorded expenses totaling $56 and $600 during the six months ended June 30, 2020 and 2019, respectively, for these options.

We have no other agreements requiring the grant of options.

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2020	December 31, 2019

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Small Business Administration loan	156,000	-
Total	$746,000	$590,000

There was $181,220 and $157,535 of accrued interest due on these note as of June 30, 2020, and December 31, 2019, respectively.

NOTE 9—CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	June 30, 2020	December 31, 2019

Convertible debenture, 5% stated interest rate, secured by all of our assets, due on November 12, 2020	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on November 30, 2020	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on February 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 23, 2020	25,000	10,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,650,528
Less: discounts	(667,621)	(722,886)
Total	$1,997,907	$1,927,642
Less: current portion	(264,284)	(248,874)
Long term portion	$1,733,623	$1,678,768

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

As of June 30, 2020, and December 31, 2019, we had accrued interest on the convertible debentures totaling $1,465,724 and $1,399,295, respectively, of which $35,028 and $28,199 was current and $1,430,696 and $1,371,098 was long term, respectively. As of June 30, 2020, and December 31, 2019, the debentures, including accrued but unpaid interest, were convertible into 196,726,286 and 568,989,796 shares of our common stock.

NOTE 10—DERIVATIVE LIABILITIES

As discussed in Note 9 - Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Multinomial Lattice model as of June 30, 2020, using the following assumptions:

Volatility	101.5% - 129.7%
Risk-free rates	0.13% - 0.50%
Stock price	$0.043
Remaining life	0.11- 6.83 years

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $289,050 and $358,264 during the three and six months ended June 30, 2020. As of June 30, 2020, and December 31, 2019, the fair market value of the derivatives aggregated $1,258,096 and $894,079, respectively.

NOTE 11—STOCKHOLDERS’ DEFICIT

We are authorized to issue up to 100,000,000 shares of $0.001 par value common stock. No shares were issued during the periods presented. We had a total of 4,500,417 common shares issued and outstanding as of June 30, 2020, and December 31, 2019. During the year ended December 31, 2019, we effected a 1:1000 reverse stock split of our outstanding stock. The impacts of the reverse stock split have been retroactively stated.

NOTE 12—STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the six months ended June 30, 2020 and 2019, we granted 8,000 and 6,000 options to purchase shares of common stock to employees.

The 8,000 options granted during the six months ended June 30, 2020, were valued using the following assumptions: estimated five-year term, estimated volatility of 91%, and a risk-free rate of 1.61%.

During the six months ended June 30, 2019, we granted 6,000 stock options relating to the employment agreement with Mr. Hawatmeh. The fair market value of the options was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate of 2.38%.

As of June 30, 2020, and December 31, 2019, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6 – Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

During the six months ended June 30, 2020, we issued a total of 8,000 options to purchase common stock and a total of 8,000 options expired unexercised. As of June 30, 2020, there were 40,000 options issued and vested with a weighted average exercise price of $0.01 and a weighted average remaining life of 3.39 years.

NOTE 13—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of June 30, 2020, and December 31, 2019, as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the six months ended June 30, 2020 and 2019.

Total assets and liabilities included in discontinued operations were as follows:

	June 30, 2020	December 31, 2019

Assets From Discontinued Operations:
Cash	$-	-
Total assets from discontinued operations	$-	$-

Liabilities From Discontinued Operations:
Accounts payable	$19,690,380	$19,690,378
Accrued liabilities	704,917	704,917
Accrued interest	1,098,863	1,022,342
Accrued payroll and compensation expense	131,108	131,108
Current maturities of long-term debt	239,085	444,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,784,773	2,579,773
Total liabilities from discontinued operations	$26,425,376	$26,348,853

Net loss from discontinued operations for the six months ended June 30, 2020 and 2019, were comprised of the following components:

	Six months ended June 30,
	2020	2019

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	-	-
Total operating expenses	-	-

Other income (expense)
Other income	-	9,782
Interest expense	(76,523)	(76,102)
Total other expense	(76,523)	(66,320)

Net income (loss) from discontinued operations	$(76,523)	$(66,320)

NOTE 14—SUBSEQUENT EVENTS

We have evaluated all events occurring subsequent to the financial statements and determined there are no additional items to disclose.

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. This situation is ongoing, and we are monitoring it closely. Although our response to the COVID-19 pandemic continues to evolve, we have taken measures to mitigate the impact on our business operations and overall financial performance. We are also constantly evaluating and responding to the impact of the pandemic on our supply chain as compared to product demand. In addition, we actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods.

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

We devoted most of 2019 to exploring new product opportunities in a number of products. In late 2019, through our new, wholly owned subsidiary, LBC Products, Inc., we entered into a new, five-year Exclusive Manufacturing and Distribution Agreement with GloBrands, LLC, to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name. These efforts continue. In early 2020, we completed phase one of our development of all HUSTLER®-branded products, which enabled us to generate revenue of $528,232 and $530,314 during the three and six months ended June 30, 2020. We expect to receive additional payments in 2020.

All share and per-share amounts have been adjusted to give retroactive effect to a 1000-to-one reverse split of our common stock effective September 2019.

Results of Operations for the Three and Six Months Ended June 30, 2020, Compared to the Three and Six Months Ended June 30, 2019

Revenue and Cost of Revenue

During the three and six months ended June 30, 2020, we generated revenue of $528,232 and $530,314 and cost of revenue of $195,838 and $197,319, respectively. All revenue generated during the periods ended June 30, 2020, was the result of activities related to our agreement to develop and distribute certain HUSTLER® branded product. We did not generate revenue or cost of revenue during the three months ended June 30, 2019.

Operating Expenses

During the three months ended June 30, 2020 and 2019, selling, general, and administrative expenses were $78,884 and $106,528, respectively, representing a decrease of $27,644, or 25%, in the current period. During the six months ended June 30, 2020 and 2019, selling, general, and administrative expenses were $161,544 and $181,125, respectively, representing a decrease of $19,581, or 11%, in the current period. The decrease in selling, general, and administrative expenses during the periods ended June 30, 2020, is the result of our recovering certain administrative salary costs through a shared services agreement that was not in place during 2019.

Other Income and Expense

Other income and expenses during the three months ended June 30, 2020, consisted of $156,568 in interest expense, losses on the fair value measurement of derivative liabilities of $289,050, and other income of $2,000. Other expenses during the three months ended June 30, 2019, included $124,771 for interest expense.

Other income and expenses during the six months ended June 30, 2020, consisted of $312,635 in interest expense, losses on the fair value measurement of derivative liabilities of $358,264, losses on the disposal of equipment of $9,771, and other income of $42,000. Other expenses during the six months ended June 30, 2019, included $250,363 for interest expense and other income of $730.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was $79.0 million and $78.5 million at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, and December 31, 2019, we had current assets of $527,427 and $20,024, respectively, and current liabilities of $38.8 million and $38.0 million, respectively, creating working capital deficits as of June 30, 2020, and December 31, 2019, of approximately $38.3 million and $38.0 million, respectively.

Operating Activities

We have only nominal cash or short-term assets while our current liabilities aggregate $38.8 million as of June 30, 2020. During the six months ended June 30, 2020, operations generated $205,592 of net cash, comprised of a net loss from continuing operations of $467,219, noncash items totaling $431,049 consisting of losses recognized from the changes in fair values of derivative liabilities and expense paid by related parties on our behalf, and changes in working capital totaling $241,762. During the six months ended June 30, 2019, operations used $94,084 of net cash, comprised of a net loss from continuing operations of $430,758, noncash items totaling $25,428 consisting of expenses paid by related parties on our behalf, and changes in working capital totaling $311,246.

Financing Activities

During the six months ended June 30, 2020, financing activities used $103,261 of cash, compared to generating $101,277 of cash during the six months ended June 30, 2019. Cash used in financing activities during the six months ended June 30, 2020, consisted of advances from convertible debentures totaling $15,000, repayments of bank overdrafts of $1,611, repayments on related-party payables of $262,350, advances from related parties of $10,700, advances from loans payable of $156,000, and repayments on loans payable $21,000. Cash provided by financing activities during the six months ended June 30, 2019, consisted of advances from convertible notes payable of $25,000, advances from related-party loans totaling $66,277, and proceeds from loans payable of $10,000.

Our Capital Resources and Anticipated Requirements

Our monthly operating costs total approximately $25,000 per month, excluding approximately $50,000 of accruing interest expense and capital expenditures. We continue to focus on generating revenue and reducing our monthly business expenses through cost reductions and operational streamlining. We are sales revenue under our GloBrands agreement and expect to receive additional payments during the balance of the year. Currently, we do not have enough cash on hand to sustain our business operations, and we expect to access external capital resources in the near future.

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

Convertible Debentures

We currently have an amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.4 million as of June 30, 2020. We also have four additional convertible debentures with Tekfine with a maturity dates between November 12, 2020, and February 8, 2021, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. Refer to Note 2 – Summary of Significant Accounting Policies for discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2020, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION

Dated: August 19, 2020	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

