Form 10-Q/A
period 2020-06-30
CIRTRAN CORP
filed 2020-08-20
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2020 of CIRTRAN CORPORATION (the “Company”) filed with the Securities and Exchange Commission on August 19, 2020 (the “Form 10-Q”) isto furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

CIRTRAN CORPORATION

Dated: August 20, 2020	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer