Form 10-Q
period 2020-09-30
CIRTRAN CORP
filed 2020-11-23
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 20, 2020, there were 4,500,417 shares of common stock, $0.001 par value, outstanding.

CirTran Corporation

Form 10-Q for the Three and Nine Months Ended September 30, 2020

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$9,354	$-
Inventory	215,629	18,814
Deposits on inventory	44,559	-
Deposits on inventory - related party	318,624	-
Other current assets	56,254	1,210
Total current assets	644,420	20,024

Investment in securities at cost	300,000	300,000
Property and equipment, net of accumulated depreciation	-	9,772

Total assets	$944,420	$329,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$-	$1,611
Accounts payable	2,158,031	2,121,401
Related-party payable	13,740	13,740
Short-term advances payable	124,904	163,994
Short-term advances payable - related parties	484,235	738,655
Accrued liabilities	1,370,038	1,077,999
Accrued payroll and compensation expense	4,043,089	3,757,636
Accrued interest, current portion	2,695,365	2,405,946
Convertible debenture, current portion, net of discounts	264,284	248,874
Note payable, current portion	90,000	90,000
Note payable to stockholders and members	151,833	151,833
Derivative liability	1,218,396	894,079
Liabilities from discontinued operations	26,464,057	26,348,853
Total current liabilities	39,077,972	38,014,621

Accrued interest, net of current portion	1,460,824	1,371,098
Note payable, net of current portion	656,000	500,000
Convertible debenture, net of current portion, net of discount	1,760,359	1,678,768
Total liabilities	42,955,155	41,564,487

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, par value $0.001; 100,000,000 shares authorized; 4,500,417 and 4,500,417 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4,500	4,500
Additional paid-in capital	37,222,671	37,222,615
Accumulated deficit	(79,237,906)	(78,461,806)
Total stockholders’ deficit	(42,010,735)	(41,234,691)

Total liabilities and stockholders’ deficit	$944,420	$329,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$405,005	$-	$935,319	$-
Cost of sales	228,380	-	425,699	-
Gross profit	176,625	-	509,620	-

Operating expenses
Employee costs	126,559	36,222	169,169	121,926
Selling, general and administrative expenses	129,125	47,700	248,059	143,121
Total operating expenses	255,684	83,922	417,228	265,047

Income (loss) from operations	(79,059)	(83,922)	92,392	(265,047)

Other income (expense)
Interest expense	(154,318)	(187,546)	(466,953)	(437,909)
Loss on disposal of equipment	-	-	(9,771)	-
Loss on derivative valuation	39,700	(7,431)	(318,564)	(7,431)
Other income	-	204	42,000	934
Total other expense	(114,618)	(194,773)	(753,288)	(444,406)

Net loss from continuing operations	(193,677)	(278,695)	(660,896)	(709,453)

Loss from discontinued operations	(38,681)	(38,682)	(115,204)	(105,002)

Net loss	$(232,358)	$(317,377)	$(776,100)	$(814,455)

Net loss from continuing operations per common share, basic and diluted	$(0.04)	$(0.06)	$(0.15)	$(0.16)
Net loss from discontinued operations per common share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Net loss per common share, basic and diluted	$(0.05)	$(0.07)	$(0.18)	$(0.18)
Basic and diluted weighted average common shares outstanding	4,500,417	4,500,417	4,500,417	4,500,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (REVISED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2018	4,500,417	$4,500	$37,222,615	$(77,234,267)	$(40,007,152)
Net loss three months ended March 31, 2019	-	-	-	(211,120)	(211,120)
Balance March 31, 2019	4,500,417	4,500	37,222,615	(77,445,387)	(40,218,272)
Net loss three months ended June 30, 2019	-	-	-	(285,958)	(285,958)
Balance June 30, 2019	4,500,417	4,500	37,222,615	(77,731,345)	(40,504,230)
Net loss three months ended September 30, 2019	-	-	-	(317,377)	(317,377)
Balance September 30, 2019	4,500,417	$4,500	$37,222,615	$(78,048,722)	$(40,821,607)

CIRTRAN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2019	4,500,417	$4,500	$37,222,615	$(78,461,806)	(41,234,691)
Stock option expense	-	-	56	-	56
Net loss three months ended March 31, 2020	-	-	-	(315,372)	(315,372)
Balance March 31, 2020	4,500,417	4,500	37,222,671	(78,777,178)	(41,550,007)
Net loss three months ended June 30, 2020	-	-	-	(228,370)	(228,370)
Balance June 30, 2020	4,500,417	4,500	37,222,671	(79,005,548)	(41,778,377)
Net loss three months ended September 30, 2020	-	-	-	(232,358)	(232,358)
Balance September 30, 2020	4,500,417	$4,500	$37,222,671	$(79,237,906)	$(42,010,735)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss from continuing operations	$(660,896)	$(709,453)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	1,719
Loss on derivative valuation	318,564	7,431
Debt discount amortization	87,754	61,666
Loss on disposal of equipment	9,771	-
Stock option expense	56	-
Expenses paid on behalf of Company by a related party	1,940	-
Changes in operating assets and liabilities:
Inventory	(196,815)	-
Deposits on inventory	(44,559)	-
Deposits on inventory - related party	(318,624)	-
Other current assets	(55,044)	(1,210)
Accounts payable	36,631	9,914
Accrued liabilities	292,039	79,199
Accrued payroll and compensation	285,453	37,566
Accrued interest	379,145	374,820
Deferred revenue	-	27,500
Net cash provided by (used in) continuing operating activities	135,415	(110,848)
Net cash used in discontinued operations	-	(4,292)
Net cash provided by (used in) operating activities	135,415	(115,140)

Cash flows from financing activities
Proceeds from bank overdraft	(1,611)	-
Proceeds from convertible loans payable	15,000	50,000
Proceeds from related-party loans	10,700	74,477
Repayments of related-party loans	(270,150)	(18,270)
Proceeds from loans payable	156,000	15,400
Repayments of loans payable	(36,000)	(5,000)
Cash (used in) provided by financing activities	(126,061)	116,607
Cash (used in) provided by discontinued financing activities	-	-
Net cash (used in) provided by financing activities	(126,061)	116,607

Net change in cash	9,354	1,467
Cash, beginning of period	-	214
Cash, end of period	$9,354	$1,681

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash investing activities
Initial measurement of derivative liability	$5,753	$811,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of CirTran Corporation for the three- and nine-month periods ended September 30, 2020 and 2019, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2020, and December 31, 2019, and our results of operations and cash flows for the periods ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 and 2019, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We consolidate all of our majority-owned subsidiaries, companies over which we exercise control through majority voting rights, and companies in which we have a variable interest and we are the primary beneficiary. We account for our investments in common stock of other companies that we do not control, but over which we can exert significant influence, using the cost method.

The consolidated financial statements as of and for the periods ended September 30, 2020, include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., LBC Products, Inc., and CirTran - Asia, Inc. All intercompany balances and transactions have been eliminated.

The consolidated financial statements as of and for the periods ended September 30, 2019, include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., CirTran Corporation (Utah), CirTran Beverage Corp., CirTran Online Corp., CirTran Media Corp., Racore Network, and CirTran - Asia, Inc. All intercompany balances and transactions have been eliminated.

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

During the three and nine months ended September 30, 2020, we recognized revenues of $15,000 and $515,000, respectively, related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptances of work product related to those milestones, namely product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified and, as such, no asset has been recorded for customer acquisition costs. Additionally, we have not recognized impairment losses related to the receivables from these contracts during the three and nine months ended September 30, 2020.

Additionally, we recognized revenues of $390,005 and $420,319 during the three and nine months ended September 30, 2020, respectively, related to the delivery of product to our customers. Each delivery is based on a unique customer purchase order which is considered to be a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique purchase order contract upon fulfillment of our performance obligations therein, typically limited to the delivery of product.

Cash and Cash Equivalents

We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. We did not hold any cash equivalents as of September 30, 2020, or December 31, 2019.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which superseded guidance in ASC 840, Leases, which we adopted for the year ended December 31, 2019, under the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. We account for short term leases, those lasting fewer than 12 months, using the practical expedient as outlined in the guidance, which does not include recording such leases on the balance sheet.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at September 30, 2020, and December 31, 2019. As we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Property and Equipment

We incur certain costs associated with the design and development of molds and dies for our contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. We hold title to all molds and dies used in the manufacture of products. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at September 30, 2020, and December 31, 2019, was $0 and $9,772, respectively. All property and equipment that was in service during the year ended December 31, 2019, was disposed of during the current period.

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

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the periods ended September 30, 2020 or 2019.

Financial Instruments with Derivative Features

We do not hold or issue derivative instruments for trading purposes. However, we have financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives using a Monte Carlo simulation. The fair values of the derivative instruments are measured each reporting period.

Inventories

Inventories are stated at the lower of average cost or net realizable value. Cost on manufactured inventories includes labor, material, and overhead. Overhead cost is based on indirect costs allocated to cost of sales, work-in-process inventory, and finished goods inventory. Indirect overhead costs have been charged to cost of sales or capitalized as inventory, based on management’s estimate of the benefit of indirect manufacturing costs to the manufacturing process. Inventories consist of finished goods as we do not carry raw materials for manufacturing products.

When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. We will seek agreements with manufacturing customers that require them to purchase their inventory items in the event they cancel their business with us.

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and totaled $44,559 (non-related-party) and $318,624 (related-party) as of September 30, 2020. There were no deposits on inventory as of December 31, 2019.

Inventory balances consisted of the following:

	September 30, 2020	December 31, 2019
Finished goods	$123,661	18,814
Raw materials	91,968	-
Total	$215,629	$18,814

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

Stock-based employee compensation was $56 and $600 for the nine months ended September 30, 2020 and 2019, respectively.

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

	Total Fair Value at September 30, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,218,396	$-	$-	$1,218,396

	Total Fair Value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$894,079	$-	$-	$894,079

Loss per Share

Basic loss per share (EPS) is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were 160,186,365 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the three and nine months ended September 30, 2020, due to the anti-dilutive effect these would have on net loss per share. There were 133,107,973 such shares issuable as of September 30, 2019. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

Short-term Advances

We have short-term advances with various individuals. These advances are due upon demand, carry no interest, and are not collateralized. These advances are classified as short-term liabilities.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 “Debt with Conversion and Other Options,” which will be effective for fiscal years beginning after December 15, 2021. We are evaluating the impacts this new pronouncement will have on our financial statements.

NOTE 3—GOING CONCERN AND REALIZATION OF ASSETS

In October 2016, we lost our ability to continue energy drink distribution, our principal source of revenue, after receiving an unfavorable ruling in our suit against Playboy Enterprises, Inc.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a working capital deficiency of $38,433,552 and $37,994,597 as of September 30, 2020, and December 31, 2019, respectively, and a net loss from continuing operations of $660,896 and $709,453 during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, and December 31, 2019, we had an accumulated deficit of $79,237,906 and $78,461,806, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

	September 30, 2020	December 31, 2019	Useful Life (years)
Furniture and office equipment	$-	$177,900	5-10
Leasehold improvements	-	997,714	7-10
Production equipment	-	2,886,267	5-10
Vehicles	-	53,209	3-7
Total	-	4,115,090
Less: accumulated depreciation	-	(4,105,318)
Property and equipment, net	$-	$9,772

During the nine months ended September 30, 2020, we disposed of all of our remaining assets as part of our adoption of our new agreement to develop and distribute certain products. There was no consideration received upon disposal resulting in a net loss equal to the net book value of $9,771 during the nine months ended September 30, 2020. We recorded $0 and $573 of depreciation expense during the three months ended September 30, 2020 and 2019, respectively. We recorded $0 and $1,719 of depreciation expense during the nine months ended September 30, 2020 and 2019, respectively.

NOTE 5—RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At September 30, 2020, and December 31, 2019, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of September 30, 2020, and December 31, 2019, totaled $72,466 and $72,466, respectively.

During the nine months ended September 30, 2020, we made repayments to related parties of $270,150 and advances of $10,700 were received from related parties. Additionally, related parties paid expenses totaling $1,940 directly to vendors on our behalf. There were $484,235 and $738,655 of short-term advances due to related parties as of September 30, 2020, and December 31, 2019, respectively. The advances are due on demand and as such included in current liabilities.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of this employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. During the nine months ended September 30, 2020, we granted options to purchase 6,000 shares of common stock relating to this employee agreement. There were also options to purchase 6,000 shares of common stock that expired during the nine months ended September 30, 2020. There was 30,000 and 30,000 outstanding stock options held by Iehab Hawatmeh as of September 30, 2020, and December 31, 2019, respectively. See Note 6 – Other Accrued Liabilities and Note 12 – Stock Options and Warrants.

As of September 30, 2020, and December 31, 2019, we owed our president a total of $900,339 and $903,740 in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of September 30, 2020 and December 31, 2019, we owed a total of $13,740 to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the nine months ended September 30, 2020, we made deposits with a related-party inventory supplier totaling $318,624. The related party is an entity controlled by our CEO. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $240,803 during the nine months ended September 30, 2020.

NOTE 6—OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019

Tax liabilities	$800,970	$806,331
Other	569,068	271,668
Total	$1,370,038	$1,077,999

Other accrued liabilities as of September 30, 2020, and December 31, 2019, include a non-interest-bearing payable totaling $45,000 that is due on demand.

Accrued payroll and compensation liabilities consist of the following:

	September 30, 2020	December 31, 2019

Stock option expenses	$-	$4,000
Director fees	140,000	135,000
Bonus expenses	129,358	121,858
Commissions	2,148	2,148
Administrative payroll	3,771,583	3,494,630
Total	$4,043,089	$3,757,636

Stock option expenses consist of employee stock option expenses. During the nine months ended September 30, 2020, we resumed accruing wages for our CEO, which are included in administrative payroll. A total of $258,750 was accrued during the nine months ended September 30, 2020 of which $172,500 are included in cost of sales as a direct labor cost of fulfilling performance obligations related to our revenue recognized and $86,250 are included in operating expenses. The allocation of wages to cost of sales and operating expenses is based on the percentage of time spent by our CEO to directly deliver on certain performance obligations under our contracts with our customers. Our CEP spent 100% of his time as such during the six months ended June 30, 2020 with 0% of his time spent as such during the three months ended September 30, 2020.

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment to Playboy of $6.6 million against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of September 30, 2020, and December 31, 2019, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which requires us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we pay taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which requires us to pay the IRS 5% of cash deposits. The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expires on October 6, 2020. There was $1,048,756 and $1,048,756 due as of September 30, 2020, and December 31, 2019, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our CEO. A total of $258,750 was accrued during the nine months ended September 30, 2020.

We also have an oral agreement with our other director that requires us to issue options to purchase 2,000 shares of our common stock each year.

During the nine months ended September 30, 2020 and 2019, we granted options to purchase 8,000 and 6,000 shares of common stock to Mr. Hawatmeh and Ms. Hollinger, respectively. We recorded expenses totaling $56 and $600 during the nine months ended September 30, 2020 and 2019, respectively, for these options.

We have no other agreements requiring the grant of options.

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2020	December 31, 2019

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Small Business Administration loan	156,000	-
Total	$746,000	$590,000

There was $193,192 and $157,535 of accrued interest due on these note as of September 30, 2020, and December 31, 2019, respectively.

NOTE 9—CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	September 30, 2020	December 31, 2019

Convertible debenture, 5% stated interest rate, secured by all of our assets, due on May 30, 2021	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on November 30, 2020	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on February 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 23, 2020	25,000	10,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,650,528
Less: discounts	(640,885)	(722,886)
Total	$2,024,643	$1,927,642
Less: current portion	(264,284)	(248,874)
Long term portion	$1,760,359	$1,678,768

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

As of September 30, 2020, and December 31, 2019, we had accrued interest on the convertible debentures totaling $1,499,317 and $1,399,295, respectively, of which $38,494 and $28,199 was current and $1,460,824 and $1,371,098 was long term, respectively. As of September 30, 2020, and December 31, 2019, the debentures, including accrued but unpaid interest, were convertible into 160,186,365 and 568,989,796 shares of our common stock.

NOTE 10—DERIVATIVE LIABILITIES

As discussed in Note 9 - Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of September 30, 2020, using the following assumptions:

Volatility	95.2% - 135.2%
Risk-free rates	0.06% - 0.44%
Stock price	$0.0345
Remaining life	0.25- 6.58 years

The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $39,700 and loss of $318,564 during the three and nine months ended September 30, 2020. As of September 30, 2020, and December 31, 2019, the fair market value of the derivatives aggregated $1,218,396 and $894,079, respectively.

NOTE 11—STOCKHOLDERS’ DEFICIT

We are authorized to issue up to 100,000,000 shares of $0.001 par value common stock. No shares were issued during the periods presented. We had a total of 4,500,417 common shares issued and outstanding as of September 30, 2020, and December 31, 2019. During the year ended December 31, 2019, we effected a 1:1000 reverse stock split of our outstanding stock. The impacts of the reverse stock split have been retroactively stated which resulted in a reclassification between common stock and additional paid in capital of $4,494,392 at September 30, 2019.

NOTE 12—STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the nine months ended September 30, 2020 and 2019, we granted to employees 8,000 and 6,000 options, respectively, to purchase shares of common stock.

The 8,000 options granted during the nine months ended September 30, 2020, were valued using the following assumptions: estimated five-year term, estimated volatility of 91%, and a risk-free rate of 1.61%.

During the nine months ended September 30, 2019, we granted 6,000 stock options relating to the employment agreement with Mr. Hawatmeh. The fair market value of the options was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate of 2.38%.

As of September 30, 2020, and December 31, 2019, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6 – Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

During the nine months ended September 30, 2020, we issued a total of 8,000 options to purchase common stock, and a total of 8,000 options expired unexercised. As of September 30, 2020, there were 40,000 options issued and vested with a weighted average exercise price of $0.01 and a weighted average remaining life of 2.66 years.

NOTE 13—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of September 30, 2020, and December 31, 2019, as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the nine months ended September 30, 2020 and 2019.

Total assets and liabilities included in discontinued operations were as follows:

	September 30, 2020	December 31, 2019

Assets from Discontinued Operations:
Cash	$-	-
Total assets from discontinued operations	$-	$-

Liabilities from Discontinued Operations:
Accounts payable	$19,690,380	$19,690,378
Accrued liabilities	704,917	704,917
Accrued interest	1,137,544	1,022,342
Accrued payroll and compensation expense	131,108	131,108
Current maturities of long-term debt	239,085	444,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,784,773	2,579,773
Total liabilities from discontinued operations	$26,464,057	$26,348,853

Net loss from discontinued operations for the nine months ended September 30, 2020 and 2019, were comprised of the following components:

	Nine months ended September 30,
	2020	2019

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	-	-
Total operating expenses	-	-

Other income (expense)
Other income	-	9,782
Interest expense	(115,204)	(114,784)
Total other expense	(115,204)	(105,002)

Net income (loss) from discontinued operations	$(115,204)	$(105,002)

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

We devoted most of 2019 to exploring new product opportunities in a number of products. In late 2019, through our new, wholly owned subsidiary, LBC Products, Inc., we entered into a new, five-year Exclusive Manufacturing and Distribution Agreement with GloBrands, LLC, to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name. These efforts continue. In early 2020, we completed phase one of our development of all HUSTLER®-branded products, which enabled us to generate revenue of $405,005 and $935,319 during the three and nine months ended September 30, 2020, respectively. We expect to receive additional payments in 2020.

All share and per-share amounts have been adjusted to give retroactive effect to a 1000-to-one reverse split of our common stock effective September 2019.

Results of Operations for the Three and Nine Months Ended September 30, 2020, Compared to the Three and Nine Months Ended September 30, 2019

Revenue and Cost of Revenue

During the three and nine months ended September 30, 2020, we generated revenue of $405,005 and $935,319 and cost of revenue of $228,380 and $425,699, respectively. All revenue generated during the periods ended September 30, 2020, was the result of activities related to our agreement to develop and distribute certain HUSTLER® branded product. We did not generate revenue or cost of revenue during the three or nine months ended September 30, 2019.

Operating Expenses

During the three months ended September 30, 2020 and 2019, selling, general, and administrative expenses were $255,684 and $83,922, respectively, representing an increase of $171,762, or 205%, in the current period. During the nine months ended September 30, 2020 and 2019, selling, general, and administrative expenses were $417,228 and $265,047, respectively, representing an increase of $152,181, or 57%, in the current period. The increase in selling, general, and administrative expenses during the periods ended September 30, 2020, is the result of our increased business activities associated with supporting our revenue growth during 2020.

Other Income and Expense

Other income and expenses during the three months ended September 30, 2020, consisted of $154,318 in interest expense and gains on the fair value measurement of derivative liabilities of $39,700. Other expenses during the three months ended September 30, 2019, included $187,546 for interest expense, a loss of the fair value of derivative liabilities of $7,431, and other income of $204.

Other income and expenses during the nine months ended September 30, 2020, consisted of $466,953 in interest expense, losses on the fair value measurement of derivative liabilities of $318,564, losses on the disposal of equipment of $9,771, and other income of $42,000. Other expenses during the nine months ended September 30, 2019, included $437,909 for interest expense, a loss of the fair value of derivative liabilities of $7,431 and other income of $934.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was $79.2 million and $78.5 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, and December 31, 2019, we had current assets of $644,420 and $20,024, respectively, and current liabilities of $39.1 million and $38.0 million, respectively, creating working capital deficits as of September 30, 2020, and December 31, 2019, of approximately $38.4 million and $38.0 million, respectively.

Operating Activities

We have only nominal cash or short-term assets, while our current liabilities aggregate $39.1 million as of September 30, 2020. During the nine months ended September 30, 2020, operations generated $135,415 of net cash, comprised of a net loss from continuing operations of $660,896, noncash items totaling $418,085 consisting of losses recognized from the changes in fair values of derivative liabilities and expense paid by related parties on our behalf, and changes in working capital totaling $378,226. During the nine months ended September 30, 2019, operations used $115,140 of net cash, comprised of a net loss from continuing operations of $709,453, noncash items totaling $70,816 consisting of expenses paid by related parties on our behalf, and changes in working capital totaling $523,497.

Financing Activities

During the nine months ended September 30, 2020, financing activities used $126,061 of cash, compared to generating $116,607 of cash during the nine months ended September 30, 2019. Cash used in financing activities during the nine months ended September 30, 2020, consisted of advances from convertible debentures totaling $15,000, repayments of bank overdrafts of $1,611, repayments on related-party payables of $270,150, advances from related parties of $10,700, advances from loans payable of $156,000, and repayments on loans payable $36,000. Cash provided by financing activities during the nine months ended September 30, 2019, consisted of advances from convertible notes payable of $50,000, advances from related-party loans totaling $74,477, repayments of related-party loans of $18,270, proceeds from loans payable of $15,400 and repayments of loans payable of $5,000.

Our Capital Resources and Anticipated Requirements

Our monthly operating costs total approximately $25,000 per month, excluding approximately $50,000 of accruing interest expense and capital expenditures. We continue to focus on generating revenue and reducing our monthly business expenses through cost reductions and operational streamlining. We are generating sales revenue under our GloBrands agreement and expect to receive additional payments during the balance of the year. Currently, we do not have enough cash on hand to sustain our business operations, and we expect to access external capital resources in the near future.

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

Convertible Debentures

We currently have an amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.5 million as of September 30, 2020. We also have four additional convertible debentures with Tekfine with a maturity dates February 8, 2021 and May 30, 2021, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2020, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION

Dated: November 23, 2020	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

