Form 10-K
period 2020-12-31
CIRTRAN CORP
filed 2021-05-17
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to the Section 13 or Section 15(d) of the Exchange Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2020, the aggregate market value of voting common equity held by non-affiliates was $183,303.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 17, 2021, we had 4,945,417 shares of common stock outstanding.

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

In early 2020, we completed phase one of our development of all HUSTLER®-branded products, which enabled us to generate revenue of $1,732,625 during the year ended December 31, 2020. Our 2020 revenue-generating activities capitalized on our efforts during most of 2019 to exploring new product opportunities. In late 2019, we entered into a new, five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name

We had no revenue during the year ended December 31, 2019, while we devoted our efforts and financial resources to development of products.

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

All share and per-share amounts have been adjusted to give retroactive effect to a 1,000-to-one reverse split of our common stock effective September 2019.

Principal 2020 and 2019 Activities

HUSTLER®-branded Products

In early 2020 we launched our efforts to manufacture, distribute, and sell condoms, electronic cigarettes, electronic cigars, cigars, hookahs, hookah tobacco, energy drinks, water beverages, and related merchandise, all using the HUSTLER® trademark. We conduct these activities through our new, wholly owned subsidiary, LBC Products, Inc. (“LBC”), under a December 30, 2019, Exclusive Manufacturing and Distribution Agreement with GloBrands, LLC (“GloBrands).

Our 2020 product launch culminated months of direct, three-way negotiations that began in 2018 among the Flynt/HUSTLER® organization, GloBrands, and us that let to agreed terms in April 2019 and a definitive agreement signed before 2019 year-end. GloBrands is an unaffiliated licensee to market certain products bearing the HUSTLER® trademark.

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

In early 2020, we completed phase one of our development of all HUSTLER®-branded products and began the manufacture and distribution of licensed products. Our principal activities during the year ended December 31, 2020, were related to executing on our agreement to develop, manufacture, and distribute licensed products that allowed us to generate revenues of $1,732,625 during the year ended December 31, 2020.

During 2019, we devoted our activities to:

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

Business Approach

Our GloBrands-HUSTLER® current activities reflect our commitment to developing our clients’ brands and licensed brands and to providing a range of products in various categories for markets globally. We provide complete product development, manufacturing, and distribution services for a wide range of business sectors. From first concept to design, engineering, prototyping, manufacturing, packaging, marketing, inventory control, distribution, shipping, warranty fulfillment, and customer service.

Consumer Product Commercialization—Contract Marketing

Beyond our current activities under our GloBrands-HUSTLER® Manufacturing and Distribution Agreement, we seek to commercialize one or more consumer products. Through those efforts, we identify what we believe to be the need for a product or other demand and then seek a product that may be distributed to address that demand. When we identify a need, but find no suitable available product, we may design our own product for commercialization.

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

Employees

At December 31, 2020, we had three full-time employees, including our officers and directors, and fifteen part-time contract workers. We now rely on part-time and contract workers, independent contractors, and consultants to meet our needs while minimizing fixed overhead. We expect to continue to rely on this strategy in the future as our increasing activities required more personnel.

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

We may be deemed to be insolvent. We are unable to meet all of our obligations as they accrue, and the aggregate amount of our liabilities exceeds the reported value of our assets. Creditors may have the right to initiate involuntary bankruptcy proceedings against us to seek our liquidation. We cannot assure that we would be successful in avoiding liquidation by converting such liquidation proceedings to a Chapter 11 reorganization, which would permit us to develop and propose, for creditor and court approval, a reorganization plan that would enable us to proceed. Even if we were to propose a reorganization plan, any reorganization plan would likely require that we obtain new post-petition funding, which may be unavailable. Further, in the event of bankruptcy, our secured creditors that have encumbrances on all of our assets would likely execute and take all of our assets, which may leave nothing for other creditors or our stockholders.

The auditors’ report for our most recent fiscal year, like previous years, contains an explanatory paragraph about our ability to continue as a going concern.

We had net income of approximately $0.5 million and a net loss of approximately $1.2 million during the years ended December 31, 2020 and 2019, respectively, which includes a gain of approximately $80,000 and a loss of approximately $149,000 from discontinued operations in 2020 and 2019, respectively. Our net income during the year ended December 31, 2020, was driven by a gain of approximately $1.0 million recognized from the write-off of accounts payable, which was a one-time event. We had an accumulated deficit of approximately $77.9 million as of December 31, 2020. During the year ended December 31, 2020, net cash provided by operations was approximately $471,000. We had current liabilities of approximately $38.1 million and an approximately $37.1 million working capital deficit as of December 31, 2020. The report from our auditors on our consolidated financial statements for the years ended December 31, 2020 and 2019, as for several previous years, contains explanatory paragraphs about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan described in the following paragraphs and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

The duration and magnitude of the COVID-19 pandemic impacts on our business operations and overall financial performance is unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable and continuing economic effects on our business and on the worldwide economy could be ruinous. The probability of reoccurrences of virus outbreaks is high and may continue for many months, likely resulting in further government-ordered lockdowns, stay-home, or shelter-in-place orders, and social distancing; restrictions on travel; and other widespread measures. We cannot predict the impact of recently introduced vaccines, the rate of inoculations, and whether so-called herd immunity will be achieved to reduce adverse impacts. We cannot predict the effect of these circumstances on us and our vendors, customers, and community; the global economy and political conditions; and the health of our employees, contractors, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse effect on our business as a result of its global economic impact, including any resulting and ongoing recession. All of these circumstances likely exert similar hardships on those with which we deal, such as vendors, shippers, distributors, and customers. As a result, we have made adjustments to, and will need to continue to adjust, our business and expenditures in an effort to correlate our activities with business exigencies. These adjustments may include restrictions of executive and employee travel, hiring freezes or delays, and limitations on marketing and other expenditures. The ultimate financial impact and duration of all of the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them.

We have only recently begun new operations with revenue potential after suffering severe operating and legal hurdles in 2016.

We have only recently commenced revenue-generating, full-scale operations under our GloBrands-HUSTLER® agreement. Based on the term sheet signed in April 2019 and an anticipated execution of a definitive agreement, we began to prepare to manufacture, market, and distribute an array of products under the HUSTLER® brand name. We cannot assure that our efforts will be successful, that we will be able to generate revenues, or that revenues will be sufficient to offset operating costs or recover start-up costs.

Our new efforts to market a group of products under the HUSTLER® brand name face all of the risks and uncertainties of a new business.

Manufacturing and marketing products under the HUSTLER® brand name is a new business for us that will be subject to all of the risks and uncertainties of a new business, including the difficulties of:

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

Our business is fully dependent on GloBrands’ ability to preserve its rights to use the HUSTLER® brand name. We cannot assure that GloBrands will be able to comply with all of the terms, covenants, or conditions of the governing license agreement or that GloBrands, the counterparty to our manufacturing agreement, will meet all of its obligations to us or HUSTLER, through which GloBrands obtained its rights. Under its licenses with the Flynt/HUSTLER® organization, GloBrands has substantial minimum royalty payments due the Flynt/HUSTLER® organization under each of the three product licenses, and we have to rights to monitor whether GloBrands is making those payments as required or to cure any GloBrands defaults. Further, we cannot assure that HUSTLER® will fulfill its obligations under its agreements to GloBrands. Breaches by any party to the agreements under which we derive our rights to use the HUSTLER® brand name will place the entire business we are currently launching in peril and force us to terminate operations.

All of our assets are encumbered to secure the payment of secured convertible debentures that require payments if not previously converted to common stock.

We encumbered all of our assets to secure the payment of indebtedness and accrued interest due on secured convertible debentures, of which approximately $2.4 million is required to be repaid by April 2027, if not previously converted. In the event of default in repayment, our secured creditor could exercise its remedies, including the execution on all of our assets, which would result in the termination of our activities. We cannot assure that the secured creditor will continue to refrain from aggressive collection efforts. The existence of these secured obligations will likely significantly impair our ability to obtain capital from external sources.

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

Our financial statements report liabilities incurred before 2013 that may impair our ability to obtain capital.

Our balance sheet and stockholders’ deficit continue to include liabilities accrued prior to 2013 by our subsidiary, whose operations were discontinued in 2016, but which we still report on our financial statements in accordance with generally accepted accounting principles (“GAAP”). These liabilities include a judgment with a balance of $17.2 million as of December 31, 2020, awarded to Playboy Enterprises, Inc., which is barred by court order from seeking collection against us, the parent, and amounts due to assorted trade creditors and professional firms for services rendered to other subsidiaries prior to 2013, which we believe may be barred by the applicable statutes of limitations. The resulting large, past-due liabilities may impair our ability to obtain additional capital or decrease the market in which our common stock is traded.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and, if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

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

As of December 31, 2020 and 2019, we had a number of agreements or obligations for the possible issuance of common stock that may result in dilution to investors. These include:

●	40,000 shares required for issuance upon the exercise of stock options; and

●	167,761,552 shares required for issuance under our outstanding convertible debentures and promissory notes at approximately $0.025 per share.

The sale, or even the possibility of the sale, of the shares of common stock underlying these commitments could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

Additional issuances of stock, stock options and warrants, and convertible debt will cause additional substantial dilution to our stockholders.

The number of our issued and outstanding shares was decreased in 2019 as the result of a 1,000-to-one reverse stock split of our common stock. As a result, 95% of our common stock is available for issuance. Given our limited cash, liquidity, and revenues, it is likely that in the future, as in the past, we will sell stock and issue additional stock options and convertible debt to finance our future business operations. The issuance of additional shares of common stock, the exercise of stock options, and the conversion of debt to stock will cause additional dilution to our stockholders and could have further adverse effects on the market price for our securities or on our ability to obtain future financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We sublease a 2,500-square-foot office, showroom, and warehouse in Las Vegas, NV for $2,500 per month from GloBrands under a lease that expires in October 2022. We believe that the facilities described above are generally in good condition, well maintained, and suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. All judgments, including interest, have been booked as liabilities and the matters are no longer pending. However, litigants can initiate further proceedings following the entry of a non-appealable final judgments seeking enforcement or further relief. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of December 31, 2020, we were not a party to any material pending litigation and no lawsuits have been threatened by or against us.

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

The following table sets forth the range of low and high closing sale prices for our common stock, as adjusted to give retroactive effect to a 1,000-to-one reverse split effective September 2019, for each of the periods indicated as reported and summarized by the Pink tier of the OTC Markets Group:

	Low	High
2021:
First Quarter	$0.03	$0.09

2020:
Fourth Quarter	0.02	0.10
Third Quarter	0.03	0.04
Second Quarter	0.02	0.11
First Quarter	0.01	0.13

2019:
Fourth Quarter	0.01	0.20

On May 10, 2021, the closing price per share for the most recent sale of our common stock on the Pink tier of the OTC Markets Group was $0.06. We have 498 stockholders of record of our common stock. As of May 12, 2021, we had 4,945,417 shares of our common stock issued and outstanding.

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

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	40,000	*	$0.08	160,000
Equity compensation plans not approved by security holders	-		-	-
Total	40,000	*	$0.08	160,000

Recent Sales of Unregistered Securities

During 2020, the holder of our outstanding convertible debenture converted $4,400 in accrued interest into 220,000 shares of our common stock. This conversion resulted in the reduction of the balance due on these debentures but did not generate cash proceeds. The common stock was issued in reliance on the exemption from registration set forth in Section 4(a)(1) of the Securities Act of 1933, as amended. No underwriter participated.

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

In early 2020, we completed phase one of our development of all HUSTLER®-branded products, which enabled us to generate revenue of $1,732,625 during the year ended December 31, 2020. Our 2020 revenue-generating activities capitalized on our efforts during most of 2019 to exploring new product opportunities. In late 2019, we entered into a new, five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

We had no revenue during the year ended December 31, 2019, while we devoted our efforts and financial resources to development of products.

Going Concern

We have suffered substantial losses. The future of our company is dependent upon our ability to generate revenues sufficient to offset operating costs or recover start-up costs under our GloBrands-HUSTLER® Exclusive Manufacturing and Distribution Agreement signed in December 2019. Management intends to seek additional capital through a private placement or public offering of its common stock, if necessary. Our auditors have expressed a going concern in their opinion, which raises substantial doubts about our ability to continue as a going concern.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

Sales and Cost of Sales

We had revenues of $1,732,625 and $0 during the years ended December 31, 2020 and 2019, respectively. Revenues during the year ended December 31, 2020, were derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement entered into in late 2019.

Operating Expenses

During the year ended December 31, 2020, selling, general, and administrative expenses and employee costs were approximately $758,000, as compared to approximately $407,000 for the same period in 2019, an increase of 86%, as a result of increased operations from executing our business plan.

Other Income and Expense

Other income and expenses during the year ended December 31, 2020, consisted of interest expense of approximately $658,000, a loss of disposal of equipment of approximately $10,000, losses of the fair value of derivative liabilities of approximately $23,000, gains on the write-off of accounts payable of approximately $1.0 million, and other income of $42,000. Other expenses during the year ended December 31, 2019, consisted of approximately $593,000 of interest expense and a loss on derivation valuation of approximately $81,000, offset by other income and a gain on settlement of debt totaling approximately $1,000.

As a result of the foregoing, we had income from continuing operations of $0.5 million during the year ended December 31, 2020, as compared to a loss of $1.1 million during the year ended December 31, 2019.

Liquidity and Capital Resources

We had a history of losses from operations prior to 2020, as our expenses had been greater than our revenues, which had ceased entirely several years earlier. Our accumulated deficit was $77.9 million at December 31, 2020. For the year ended December 31, 2020, we generated approximately $108,000 of cash from operating, investing, and financing activities, compared to using negligible net cash of $200 for the prior year from operating and financing activities.

During the year ended December 31, 2020, we generated approximately $464,000 of net cash in operations, comprised of net income from continuing operations of $452,000, noncash expenses of approximately $866,000, changes in working capital of approximately $1,000,000, and net cash used in discontinued operations of approximately $115,000. The net change in working capital was primarily driven by accrued interest of approximately $543,000 and accrued liabilities of approximately $640,000.

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

During the year ended December 31, 2020, we used $337,520 of net cash from financing activities mainly comprised of repayments on related-party loans that totaled $467,409 and proceeds from non-related-party loans of $156,000.

During the year ended December 31, 2019, financing activities provided approximately $123,000 of net cash, which were mainly proceeds from convertible and related-party loans.

Our Capital Resources and Anticipated Requirements

Our monthly operating costs are approximately $35,000 per month, excluding approximately $50,000 of accruing interest expense and capital expenditures. We continue to focus on generating revenue and reducing our monthly business expenses through cost reductions and operational streamlining. We have only recently begun to generate enough cash to sustain our day-to-day operations, and we expect to access external capital resources in the future to fund any new projects we may undertake. We cannot assure that we will be successful in obtaining such capital.

If we seek infusions of capital from investors, it is unlikely that we will be able to obtain additional debt financing. If we did incur additional debt, we would be required to devote additional cash flow to servicing the debt and securing the debt with assets.

Our issuance of additional shares for equity or for conversion of debt could dilute the value of our common stock and existing stockholders’ positions.

Convertible Debentures and Notes Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.5 million as of December 31, 2020. We also have four additional convertible debentures with Tekfine with maturity dates ranging from May 30, 2021, until December 8, 2021, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

We have received advances from related parties totaling $11,500 and $84,987 during the years ended December 31, 2020 and 2019, respectively, as well as making repayments on related-party loans of $467,409 and $17,785 during the years ended December 31, 2020 and 2019, respectively. Additionally, related parties paid expenses on our behalf totaling $1,940 and $(77,180) during the years ended December 31, 2020 and 2019, respectively. The advances are non-interest-bearing, due on demand, and are included in current liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2020, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls, as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2020, and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Title	Tenure

Iehab Hawatmeh	54	President, Chief Executive Officer,	July 2000 to date
		Chief Financial Officer, Chairman
Kathryn Hollinger	70	Director, Controller	August 2011 to date

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2020, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)		Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)

Iehab J. Hawatmeh(1)	2020	345,000	-	-	42	(2)	-	-	17,417	(3)	362,459
President, Chief Executive Officer	2019	-	-	-	600	(2)	-	-	38,603	(3)	39,203

Kathryn Hollinger(4)	2020	55,000	10,000	-	14	(2)	-	-	5,000	(5)	70,014
	2019	55,000	10,000	-	200	(2)	-	-	5,000	(5)	70,200

(1)	Mr. Hawatmeh waived his compensation in 2019 and accrued, but has not yet received, the compensation in 2020.
(2)	The amount is the fair value of the option awards on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See note 2 to our consolidated financial statements.
(3)	Includes $12,000 for car allowance for each of 2020 and 2019 and $5,417 and $26,535 for medical insurance premiums for 2020 and 2019.
(4)	Ms. Hollinger’s compensation listed in this table is for her services as our controller.
(5)	Fees accrued as director compensation.

Employment Agreements—Change in Control

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017, with a salary in an amount and commencement date to be determined. In July 2017, Mr. Hawatmeh resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, in September 2017, we reinstated Mr. Hawatmeh to his previous positions and reinstated his employment agreement. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. All cash amounts payable to Mr. Hawatmeh in excess of an aggregate of $120,000 per year are accrued and will not be paid until the secured convertible debenture is paid or converted to common stock. Mr. Hawatmeh waived his compensation in 2019.

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

During the years ended December 31, 2020, 2019, 2018, 2017, and 2016, we accrued for 6,000 stock options relating to this employment agreement. The fair market value of the options issued during the year ended December 31, 2020, was $42, using the following assumptions: estimated five-year term, estimated volatility of 91%, and a risk-free rate of 1.61%. The fair market value of the options issued during the year ended December 31, 2019, was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate of 2.31%.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information regarding unexercised options, stock that has not vested, and equity incentive plan awards owned by the Named Executive Officers as of December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Iehab J. Hawatmeh	—	6,000	—	0.10	1/20/21	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	1/20/21	—	—	—	—
Iehab J. Hawatmeh	—	6,000	—	0.10	1/20/22	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	1/20/22	—	—	—	—
Iehab J. Hawatmeh	—	6,000	—	0.10	1/20/23	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	1/20/23	—	—	—	—
Iehab J. Hawatmeh	—	6,000	—	0.10	4/1/24	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	4/1/24	—	—	—	—
Iehab J. Hawatmeh	—	6,000	—	0.01	1/6/25	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.01	1/6/25	—	—	—	—

Director Compensation

Except for Iehab Hawatmeh, who is also our chief executive officer, we pay our directors $5,000 per year to serve on our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 6, 2021, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 4,720,417 shares of common stock outstanding. All share and per-share amounts have been adjusted to give retroactive effect to a 1,000-to-one reverse split of our common stock effective September 2019:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
Iehab J. Hawatmeh	Common stock	211,554	4.5
	Options(2)	30,000	*
		241,554	5.1

Directors:
Iehab J. Hawatmeh	Common stock	211,554	4.5
	Options(2)	30,000	*
		241,554	5.1

Kathryn Hollinger	Common stock	26,003	*
	Options(3)	10,000	*
		36,003	*

All Executive Officers and Directors as a Group (2 persons):	Common stock	237,557	5.1
	Options(2)(3)	40,000	*
	Total	277,557	5.9

*	Less than one percent.
(1)	Address for all stockholders is 6360 S Pecos Road, Suite 8, Las Vegas, NV 89120.
(2)	Includes options to purchase up to 30,000 shares that have been accrued for services provided during each of 2016, 2017, 2018, 2019, and 2020. These options can be exercised any time at an exercise price of $0.01 per share
(3)	Includes options to purchase up to 10,000 shares that have been accrued for services provided during each of 2016, 2017, 2018, 2019, and 2020. These options can be exercised any time at an exercise price of $0.01 per share

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

Related-Party Transactions

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2020 and 2019, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of December 31, 2020 and 2019, totaled $72,466 and $72,466, respectively, and are presented in liabilities from discontinued operations.

During the year ended December 31, 2020, we received cash advances from related parties of $11,500. Additionally, related parties paid expenses totaling $1,940 directly to vendors on our behalf. There were $287,776 and $738,655 of short-term advances due to related parties as of December 31, 2020 and 2019, respectively. The advances are due on demand and are included in current liabilities.

The terms of our employment agreement with Iehab Hawatmeh, our president, require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date, as compensation for his services provided as our chief executive officer. During the year ended December 31, 2020, we issued options to purchase 6,000 shares of our common stock relating to this employment agreement, resulting in outstanding options to purchase 30,000 shares of stock and options to purchase 30,000 shares of stock held by Mr. Hawatmeh as of December 31, 2020 and 2019, respectively. See Note 6 – Other Accrued Liabilities and Note 14 – Stock Options and Warrants.

As of December 31, 2020 and 2019, we owed our president a total of $868,528 and $903,740, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, none of our directors is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Fruci & Associates has served as our independent registered public accounting firm since July 2020.

Audit Fees

For our fiscal year ended December 31, 2020, we were billed approximately $28,500 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2019, we were billed approximately $33,250 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2020 and 2019, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2020 and 2019, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2020 and 2019.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

(b)	The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed July 17, 2000

3.02	Amended and Restated Bylaws	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011

3.03	Articles of Amendment to Articles of Incorporation of CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011

3.04	Second Amendment to Articles of Incorporation of CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed May 8, 2015

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2019, filed May 29, 2020

4.02	Amended, Restated, and Consolidated Secured Convertible Debenture No. TK-1 in the amount of $3,437,798 payable to Tekfine, LLC	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

4.03	Secured Convertible Debenture No. TK-2 in the amount of $200,000 payable to Tekfine, LLC	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

4.04	Amendment No. 1 to Secured Convertible Debenture between CirTran Corporation and Tekfine, LLC, effective April 20, 2018	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

4.05	Amendment No. 2 to Secured Convertible Debenture between CirTran Corporation and Tekfine, LLC, effective May 12, 2020	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2019, filed May 29, 2020
4.06	[add extension/amendment]

Exhibit Number*	Title of Document	Location

Item 10.	Material Contracts
10.42**	Employment Agreement with Iehab Hawatmeh dated August 1, 2009	Incorporated by reference from our Annual Report on Form 10-K/A for the year ended December 31, 2011, filed April 30, 2012

10.49	CirTran Corporation 2013 Incentive Plan	Incorporated by reference from our Registration Statement on Form S-8 filed August 26, 2013

10.50	Settlement Agreement between CirTran Corporation and Joueboire, LLC, dated April 19, 2017	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

10.51	Settlement Agreement between CirTran Corporation and YA Global Investments, LP, dated April 20, 2017	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

10.52	Agreement between Tekfine, LLC and CirTran Corporation dated April 20, 2017	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

10.53**	Amendment No. 1 to Employment Agreement with Iehab J. Hawatmeh	Incorporated by reference from the registration statement on Form 10/A filed June 18, 2018

10.55	Exclusive Manufacturing and Distribution Agreement dated December 30, 2019	Incorporated by reference from our Current Report on Form 8-K filed January 27, 2020

10.56	Commercial Lease dated November 29, 2019	Incorporated by reference from our Current Report on Form 8-K filed January 27, 2020

Item 21.	Schedule of Subsidiaries
21.01	Schedule of Subsidiaries	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2019, filed May 29, 2020

Item 23.	Consents of Experts and Counsel
23.01	Consent of Fruci & Associates, LLC	This filing

23.02	Consent of Sadler, Gibb & Associates, LLC	This filing

Exhibit Number*	Title of Document	Location

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32	Section 1350 Certifications
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

Item 101***	Interactive Data File
101.INS	XBRL Instance Document	This filing

101.SCH	XBRL Taxonomy Extension Schema	This filing

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.
**	Identifies each management contract or compensatory plan or arrangement required to be filed.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRTRAN CORPORATION

Date: May 17, 2021	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2021	/s/ Iehab Hawatmeh
Iehab Hawatmeh, Director, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Date: May 17, 2021	/s/ Kathryn Hollinger
Kathryn Hollinger, Director

CIRTRAN CORPORATION

Financial Statements

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CirTran Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CirTran Corporation (“the Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and working capital deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Investments

Description of the Critical Audit Matter

As discussed in Note 2 to the consolidated financial statements, the Company has investments in a private entity which require the Company to periodically evaluate potential impairment by assessing whether the carrying value of the investment exceeds the fair value. Auditing management’s analysis includes tests that are complex and highly judgmental due to the estimation required to determine the fair value of the underlying investees. In particular, fair value estimates are sensitive to significant assumptions and factors such as expectations about future market and economic conditions, revenue growth rates, strategic plans, and historical operating results, among other factors.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of investments consisted of the following, among others:

1.	Obtain and test management assumptions and analysis.
2.	Obtain and review the financial position and operating result data of the investee entity directly.
3.	Assess management’s key indicators regarding impairment considerations compared to tests of underlying data.

We have served as the Company’s auditor since 2020.

Spokane, Washington
May 14, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CirTran Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CirTran Corporation (“the Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2013 to 2020.

Draper, UT

May 29, 2020

S|G Phone: 801-783-2950 | Fax: 801-783-2960 | 344 West 13800 South, Suite 250, Draper, UT 84020 | sadlergibb.com

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS

Current assets
Cash	$108,147	$-
Inventory	325,252	18,814
Deposits on inventory	53,900	-
Deposits on inventory - related party	319,333	-
Accounts receivable	16,966	-
Other current assets	118,844	1,210
Total current assets	942,442	20,024

Investment in securities at cost	300,000	300,000
Right of use asset	50,409	-
Property and equipment, net of accumulated depreciation	18,299	9,772

Total assets	$1,311,150	$329,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$-	$1,611
Accounts payable	1,347,870	2,121,401
Lease liability, current	28,118	-
Related-party payable	13,740	13,740
Short-term advances payable	109,904	163,994
Short-term advances payable - related parties	287,776	738,655
Accrued liabilities	1,354,539	1,077,999
Accrued payroll and compensation expense	4,133,346	3,757,636
Accrued interest, current portion	2,824,948	2,405,946
Convertible debenture, current portion, net of discounts	264,284	248,874
Note payable, current portion	90,000	90,000
Note payable to stockholders and members	521,194	151,833
Derivative liability	922,654	894,079
Liabilities from discontinued operations	26,153,820	26,348,853
Total current liabilities	38,052,193	38,014,621

Lease liability, long term	22,291	-
Accrued interest, net of current portion	1,490,951	1,371,098
Note payable, net of current portion	656,000	500,000
Convertible debenture, net of current portion, net of discount	1,787,816	1,678,768
Total liabilities	42,009,251	41,564,487

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, par value $0.001; 100,000,000 shares authorized; 4,720,417 and 4,500,417 shares issued and outstanding at December 31, 2020 and 2019, respectively	4,720	4,500
Additional paid-in capital	37,226,851	37,222,615
Accumulated deficit	(77,929,672)	(78,461,806)
Total stockholders’ deficit	(40,698,101)	(41,234,691)

Total liabilities and stockholders’ deficit	$1,311,150	$329,796

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Net sales	$1,732,625	$-
Cost of sales	896,273	-
Gross profit	836,352	-

Operating expenses
Employee costs	292,420	125,733
Selling, general and administrative expenses	465,518	280,825
Total operating expenses	757,938	406,558

Income (loss) from operations	78,414	(406,558)

Other income (expense)
Interest expense	(658,654)	(592,756)
Loss on disposal of equipment	(9,771)	-
Loss on derivative valuation	(22,822)	(80,640)
Gain of write off of accounts payable	1,023,471	-
Gain on settlement of debt	-	934
Other income	42,000	47
Total other income (expense)	374,224	(672,415)

Net income (loss) from continuing operations	452,638	(1,078,973)

Loss from discontinued operations	79,496	(148,566)

Net income (loss)	$532,134	$(1,227,539)

Net income (loss) from continuing operations per common share, basic	$0.10	$(0.24)
Net income (loss) from continuing operations per common share, diluted	$0.00	$(0.24)
Net income (loss) from discontinued operations per common share, basic	$0.02	$(0.03)
Net income (loss) from discontinued operations per common share, diluted	$0.00	$(0.03)
Net income (loss) per common share, basic	$0.12	$(0.27)
Net income (loss) per common share, diluted	$0.00	$(0.27)
Basic weighted average common shares outstanding	4,555,718	4,500,417
Diluted weighted average common shares outstanding	172,317,270	4,500,417

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	4,500,417	$4,500	$37,222,615	$(77,234,267)	$(40,007,152)
Net loss, year ended December 31, 2019	-	-	-	(1,227,539)	(1,227,539)
Balance, December 31, 2019	4,500,417	4,500	37,222,615	(78,461,806)	(41,234,691)

Stock option expense	-	-	56	-	56
Common stock issued for conversion of accrued interest	220,000	220	4,180	-	4,400
Net loss, year ended December 31, 2020	-	-	-	532,134	532,134
Balance, December 31, 2020	4,720,417	$4,720	$37,226,851	$(77,929,672)	$(40,698,101)

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss) income from continuing operations	$452,638	$(1,078,973)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	373	2,293
Loss on derivative valuation	22,822	80,640
Debt discount amortization	115,211	34,215
Loss on disposal of equipment	9,771	-
Stock option expense	56	-
Gain on write-off of accounts payable	(1,023,471)	-
Interest expense recorded on initial measurement of derivative liability	-	56,338
Amortization of right of use asset to rent expense	6,813
Expenses paid on behalf of Company by a related party	1,940	(77,180)
Changes in operating assets and liabilities:
Inventory	(306,438)	(18,814)
Deposits on inventory	(53,900)	-
Deposits on inventory - related party	(319,333)	-
Accounts receivable	(16,966)	-
Other current assets	(117,634)	(1,210)
Accounts payable	255,282	6,224
Accrued liabilities	640,560	273,534
Payments for lease liability	(6,813)	-
Accrued payroll and compensation	375,710	43,970
Accrued interest	543,255	500,746
Related-party payables	-	10,740
Net cash provided by (used in) continuing operating activities	579,876	(167,477)
Net cash provided by (used in) discontinued operations	(115,537)	44,050
Net cash provided by (used in) operating activities	464,339	(123,427)

Cash flows from investing activities
Purchase of equipment	(18,672)	-
Net cash used in investing activities	(18,672)	-

Cash flows from financing activities
Proceeds from bank overdraft	(1,611)	1,611
Proceeds from convertible loans payable	15,000	60,000
Proceeds from related-party loans	11,500	84,987
Repayments of related-party loans	(467,409)	(17,785)
Proceeds from loans payable	156,000	15,400
Repayments of loans payable	(51,000)	(21,000)
Cash provided by (used in) financing activities	(337,520)	123,213
Cash used in discontinued financing activities	-	-
Net cash provided by (used in) financing activities	(337,520)	123,213

Net change in cash	108,147	(214)
Cash, beginning of period	-	214
Cash, end of period	$108,147	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Initial measurement of derivative liability	$5,753	$813,439
Related-party note entered into in exchange for account payable	$5,341	$-
Related-party note entered into in exchange for accrued liability	$364,020	$-
Common stock issued for conversion of accrued interest	$4,400	$-
Initial measurement of right of use asset and related operating lease liability	$57,222	-

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

During the year ended December 31, 2020, we executed on our business plan, fulfilling our obligations under a distribution agreement to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name under a December 2019 five-year manufacturing and distribution agreement with an unrelated party. We devoted most of 2019 to exploring a number of potential product opportunities and preparing for the HUSTLER® brand name products launch.

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

The consolidated financial statements as of and for the year ended December 31, 2020, include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., LBC Products, Inc., and CirTran - Asia, Inc. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for revenue recognition. Adoption of ASC 606 did not have a significant impact on our financial statements. We generate revenue by providing product design services and through the sales of tangible product. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. We determine the transaction price associated with each deliverable based on a unique customer purchase order, which is considered to be a stand-alone contract that we retain the right to accept or reject. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

During the year ended December 31, 2020, we recognized revenues of $515,000 related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptances of work product related to those milestones, namely product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified and, as such, no asset has been recorded for customer acquisition costs. Additionally, we have not recognized impairment losses related to the receivables from these contracts during the year ended December 31, 2020.

Additionally, we recognized revenues of $1,217,625 during the year ended December 31, 2020, related to the delivery of product to our customers. Each delivery is based on a unique customer purchase order which is considered to be a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique purchase order contract upon fulfillment of our performance obligations therein, typically limited to the delivery of product.

Cash and Cash Equivalents

We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. We did not hold any cash equivalents as of December 31, 2020 or 2019.

Leases

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), which superseded guidance in ASC 840, Leases, which we adopted for the year ended December 31, 2019, under the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. We account for short term leases, those lasting fewer than 12 months, using the practical expedient as outlined in the guidance, which does not include recording such leases on the balance sheet.

The adoption of the standard resulted in recording right-of-use (“ROU”) assets and operating lease liabilities of $50,409 as of December 31, 2020. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the lease does not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Although considered, we determined in appropriate to exclude future renewal terms from the capitalization of our operating lease.

We have one lease in effect requiring minimum monthly payments of $2,500 through October 2022. We have determined the appropriate discount rate to be 5% based on our other borrowings secured by assets. A summary of future payments due under the terms of the lease as of December 31, 2021 is as follows:

Total future payments	$52,500
Implied interest	(2,091)
Operating lease liability as of December 31, 2021	$50,409

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at December 31, 2020 and 2019. As we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Property and Equipment

We incur certain costs associated with the design and development of molds and dies for our contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. We hold title to all molds and dies used in the manufacture of products. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at December 31, 2020, and December 31, 2019, was $0 and $9,772, respectively. All property and equipment that was in service during the year ended December 31, 2019, was disposed of during the current period. During the year ended December 31, 2020, we purchased a vehicle for $18,672 and recorded depreciation expense of $373, leaving a net book value of $18,299 as of December 31, 2020.

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

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the year ended December 31, 2020 or 2019.

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

Inventories are stated at the lower of average cost or net realizable value. Cost on manufactured inventories includes labor, material, and overhead. Overhead cost is based on indirect costs allocated to cost of sales, work-in-process inventory, and finished goods inventory. Indirect overhead costs have been charged to cost of sales or capitalized as inventory, based on management’s estimate of the benefit of indirect manufacturing costs to the manufacturing process. Inventories consist solely of finished goods.

When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. We will seek agreements with manufacturing customers that require them to purchase their inventory items in the event they cancel their business with us.

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and totaled $53,900 (non-related-party) and $319,333 (related-party) as of December 31, 2020. There were no deposits on inventory as of December 31, 2019.

Inventory balances consisted of the following:

	December 31, 2020	December 31, 2019
Finished goods	$526,372	$18,814
Raw materials	40,803	-
Reserves for obsolescence	(241,923)	-
Total	$325,252	$18,814

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

Stock-based employee compensation was $56 and $800 for the years ended December 31, 2020 and 2019, respectively.

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

	Total Fair Value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$922,654	$-	$-	$922,654

	Total Fair Value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$894,079	$-	$-	$894,079

Loss Per Share

Basic loss per share (EPS) is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. We had 569,029,796 potentially issuable common shares at December 31, 2019. However, the impacts of the potentially issuable common shares were excluded from the diluted loss per common shares outstanding given the anti-dilutive effect such shares have on net losses per common share. There were 167,731,552 such shares included for the year ended December 31, 2020.

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

Reclassification of Prior Year Expenses

Certain prior year items have been reclassified to conform to current year presentation. Notably, $125,733 of employee-related costs previously included in selling, general and administrative expenses on the consolidated statements of operations have been reclassified and presented as a separate line item.

NOTE 3 - GOING CONCERN AND REALIZATION OF ASSETS

In October 2016, we lost our ability to continue energy drink distribution, our principal source of revenue, after receiving an unfavorable ruling in our suit against Playboy Enterprises, Inc.

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a working capital deficiency of $37,059,342 and $37,994,597 as of December 31, 2020 and 2019, respectively, and a net income (loss) from continuing operations of $78,414 and $(406,558) during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, we had an accumulated deficit of $77,929,672 and $78,461,806, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

	December 31, 2020	December 31, 2019	Useful Life (years)
Furniture and office equipment	$-	$177,900	5-10
Leasehold improvements	-	997,714	7-10
Production equipment	-	2,886,267	5-10
Vehicles	18,672	53,209	3-7
Total	18,672	4,115,090
Less: accumulated depreciation	(373)	(4,105,318)
Property and equipment, net	$18,299	$9,772

During the year ended December 31, 2020, we disposed of all of our remaining assets as part of our adoption of our new agreement to develop and distribute certain products. There was no consideration received upon disposal resulting in a net loss of $9,771 during the year ended December 31, 2020. There was $373 and $2,293 of depreciation expense recorded during the years ended December 31, 2020 and 2019, respectively.

NOTE 5 - RELATED-PARTY TRANSACTIONS

Transactions involving Officers, Directors, and Stockholders

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2020 and 2019, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of December 31, 2020 and 2019, totaled $72,466 and $72,466, respectively.

During the year ended December 31, 2020, we made repayments to related parties of $467,409 and advances of $11,500 were received from related parties. Additionally, related parties paid expenses totaling $1,940 directly to vendors on our behalf. There were $287,776 and $738,655 of short-term advances due to related parties as of December 31, 2020 and 2019, respectively. The advances are due on demand and as such included in current liabilities.

The terms of our employment agreement with Iehab Hawatmeh, our president, require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date, as compensation for services provided as our chief executive officer. During the year ended December 31, 2020, we granted options to purchase 6,000 shares of common stock relating to this employment agreement. There were also options to purchase 6,000 shares of common stock that expired during the year ended December 31, 2020. There were outstanding options to purchase 30,000 shares of common stock and options to purchase 30,000 shares of common held by Iehab Hawatmeh as of December 31, 2020 and 2019, respectively. See Note 6 – Other Accrued Liabilities and Note 12 – Stock Options and Warrants.

As of December 31, 2020 and 2019, we owed our president a total of $868,528 and $903,740 in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of December 31, 2020 and 2019, we owed a total of $13,740 to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the year ended December 31, 2020, we made deposits with a related-party inventory supplier totaling $319,333. The related party is an entity controlled by our CEO. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $643,772 during the year ended December 31, 2020.

NOTE 6 - OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	December 31,
	2020	2019
Tax liabilities	$557,894	$806,331
Other	796,645	271,668
Total	$1,354,539	$1,077,999

Other accrued liabilities as of December 31, 2020 and 2019, include a non-interest-bearing payable totaling $45,000 that is due on demand. Additionally, other accrued liabilities as of December 31, 2020 include customer deposits totaling $751,645. During the year ended December 31, 2020, our CEO made tax payments totaling $364,202 directly to the IRS on our behalf to reduce the tax liabilities owing.

Accrued payroll and compensation liabilities consist of the following:

	December 31, 2020	December 31, 2019

Stock option expenses	$-	$4,000
Director fees	135,000	135,000
Bonus expenses	121,858	121,858
Commissions	2,148	2,148
Administrative payroll	3,874,340	3,494,630
Total	$4,133,346	$3,757,636

During the year ended December 31, 2020, the statute of limitations on certain liabilities carried in accounts payable passed. As a result, we recognized a gain of $1,023,471 from the write-off of accounts payable included in continuing operations and $233,382 included in gains from discontinued operations.

Stock option expenses consist of employee stock option expenses. During the year ended December 31, 2020, we resumed accruing wages for our CEO, which are included in administrative payroll. A total of $345,000 was accrued during the year ended December 31, 2020, of which $172,500 are included in cost of sales as a direct labor cost of fulfilling performance obligations related to our revenue recognized and $172,500 are included in operating expenses. The allocation of wages to cost of sales and operating expenses is based on the percentage of time spent by our CEO to directly deliver on certain performance obligations under our contracts with our customers. Our CEO spent 100% of his time as such during the six months ended June 30, 2020, with 0% of his time spent as such during the third and fourth quarters of 2020.

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment to Playboy of $6.6 million against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of December 31, 2020 and 2019, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which requires us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we pay taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which requires us to pay the IRS 5% of cash deposits. The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. There was $673,645 and $1,048,756 due as of December 31, 2020 and 2019, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our CEO. A total of $345,000 was accrued during the year ended December 31, 2020.

We also have an oral agreement with our other director that requires us to issue options to purchase 2,000 shares of our common stock each year.

During the years ended December 31, 2020 and 2019, we granted options to purchase 8,000 and 8,000 shares of common stock to Mr. Hawatmeh and Ms. Hollinger, respectively. We recorded expenses totaling $56 and $800 during the years ended December 31, 2020 and 2019, respectively, for these options.

We have no other agreements requiring the grant of options.

License Agreements

We have entered into agreements whereby we are required to pay certain royalties for the manufacture and distribution of licensed products. Fees are based on a percentage of sales and remitted quarterly. Such costs are included in cost of sales for financial reporting purposes.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2020	December 31, 2019

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Small Business Administration loan	156,000	-
Total	$746,000	$590,000

There was $205,165 and $157,535 of accrued interest due on these note as of December 31, 2020 and 2019, respectively.

NOTE 9 - CONVERTIBLE DEBENTURES

We have entered into various convertible debentures that encumber all of our assets. Convertible debentures consisted of the following:

	December 31, 2020	December 31, 2019

Convertible debenture, 5% stated interest rate, secured by all of our assets, due on May 30, 2021	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on February 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 8, 2021	25,000	10,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,650,528
Less: discounts	(613,428)	(722,886)
Total	$2,052,100	$1,927,642
Less: current portion	(264,284)	(248,874)
Long term portion	$1,787,816	$1,678,768

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

As of December 31, 2020 and 2019, we had accrued interest on the convertible debentures totaling $1,528,511 and $1,399,295, respectively, of which $41,960 and $28,199 was current and $1,486,551 and $1,371,098 was long term, respectively. As of December 31, 2020 and 2019, the debentures, including accrued but unpaid interest, were convertible into 167,761,552 and 568,989,796 shares of our common stock.

NOTE 10 – DERIVATIVE LIABILITIES

As discussed in Note 9 - Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of December 31, 2020, using the following assumptions:

Volatility	78.5% - 93.8%
Risk-free rates	0.06% - 0.51%
Stock price	$.028 0
Remaining life	0.25- 6.33 years

The fair values of the derivative instruments are measured each reporting period, which resulted in a loss on the fair value of derivative liabilities of $22,822 and $80,640 during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, the fair market value of the derivatives aggregated $922,654 and $894,079, respectively.

NOTE 11—STOCKHOLDERS’ DEFICIT

We are authorized to issue up to 100,000,000 shares of $0.001 par value common stock. During the year ended December 31, 2020, we issued a total of 220,000 shares of common stock for the conversion of $4,400 of accrued interest payable under our convertible debentures. We had a total of 4,720,417 and 4,500,417 common shares issued and outstanding as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2019, we effected a 1:1000 reverse stock split of our outstanding stock. The impacts of the reverse stock split have been retroactively stated.

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

We have not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2020 and 2019, applicable under FASB ASC 740, Income Taxes. We did not recognize any adjustment to the liability for an uncertain tax position and, therefore, did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All of our tax returns remain open.

As of December 31, 2020 and 2019, we had net operating loss carryforwards for tax reporting purposes of approximately $19.0 million and $19.1 million, respectively. During the year ended December 31, 2019, we dissolved four subsidiaries that had total net operating loss carryforwards of approximately $8.9 million, which were forfeited upon dissolution, reducing our deferred tax asset by approximately $1.9 million. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed in Note 6 – Other Accrued Liabilities.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	21%
Effect on operating losses	(21)%
-

Net deferred tax assets consisted of the following:

	December 31, 2020	December 31, 2019
Net operating loss carryforward	$3,791,763	$4,005,545
Valuation allowance	(3,791,763)	(4,005,545)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	December 31, 2020	December 31, 2019
Computed federal income tax benefit (expense) at statutory rate of 21% and 21%	$111,023	$(245,508)
Depreciation and amortization	-	459
Change in payroll accruals	75,142	8,794
Stock option expense	11	160
Amortization of debt discount	23,042	-
Change in derivative liability	4,564	-
Change in valuation allowance	(213,782)	236,095
Income tax expense	$-	$-

NOTE 13 - STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the year ended December 31, 2020 and 2019, we granted to employees 8,000 and 8,000 options to purchase shares of common stock, respectively.

The 8,000 options granted during the year ended December 31, 2020, were valued using the following assumptions: estimated five-year term, estimated volatility of 91%, and a risk-free rate of 1.61%.

During the year ended December 31, 2019, we granted 6,000 and 2,000 stock options relating to the employment agreements with Mr. Hawatmeh and Ms. Hollinger. The fair market value of the options was $600, using the following assumptions: estimated seven-year term, estimated volatility of 567%, and a risk-free rate of 2.31%.

As of December 31, 2020 and 2019, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6 – Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

During the year ended December 31, 2020, we issued a total of 8,000 options to purchase common stock, and a total of 8,000 options expired unexercised. As of December 31, 2020, there were 40,000 options issued and vested with a weighted average exercise price of $0.01 and a weighted average remaining life of 2.92 years. Outstanding options as of December 31, 2020 consisted of:

Exercise Price	Count	Avg Exercise	Remaining Life	Exerciseable
$0.01	8,000	$0.01	0.99	8,000
$0.10	32,000	$0.10	3.40	32,000
Total	40,000	$0.08	2.92	40,000

NOTE 14 - DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of December 31, 2020 and 2019, as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the years ended December 31, 2020 and 2019.

Total assets and liabilities included in discontinued operations were as follows:

	December 31,
	2020	2019
Assets from Discontinued Operations:
Cash	$-	-
Total assets from discontinued operations	$-	$-

Liabilities from Discontinued Operations:
Accounts payable	$19,456,998	$19,690,378
Accrued liabilities	589,380	704,917
Accrued interest	1,176,226	1,022,342
Accrued payroll and compensation expense	131,108	131,108
Current maturities of long-term debt	239,085	444,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,784,773	2,579,773
Total liabilities from discontinued operations	$26,153,820	$26,348,853

Net losses from discontinued operations were comprised of the following components:

	Year Ended December 31,
	2020	2019
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	-	13,193
Total operating expenses	-	13,193

Other income (expense)
Interest expense	(153,886)	(153,465)
Gain on write of off accounts payable	233,382	18,095
Total other income (expense)	79,496	(135,373)

Net income (loss) from discontinued operations	$79,496	$(148,566)

NOTE 15 - SUBSEQUENT EVENTS

On March 29, 2021, we accepted a request from a convertible debenture holder to convert $6,750 of accrued but unpaid interest for 225,000 shares of common stock.

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

