Form 10-Q
period 2021-03-31
CIRTRAN CORP
filed 2021-06-07
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 3, 2021, there were 4,945,417 shares of common stock, $0.001 par value, outstanding.

CirTran Corporation

Form 10-Q for the Three Months Ended March 31, 2021

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS

Current assets
Cash	$29,778	$108,147
Inventory	476,735	325,252
Deposits on inventory	11,639	53,900
Deposits on inventory - related party	333,007	319,333
Accounts receivable	8,110	16,966
Other current assets	228,645	118,844
Assets from discontinued operations	-	-
Total current assets	1,087,914	942,442

Investment in securities at cost	300,000	300,000
Right-of-use asset	43,511	50,409
Property and equipment, net of accumulated depreciation	19,492	18,299

Total assets	$1,450,917	$1,311,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,405,254	$1,347,870
Lease liability, current	28,471	28,118
Related-party payable	13,740	13,740
Short-term advances payable	94,904	109,904
Short-term advances payable - related parties	200,151	287,776
Accrued liabilities	1,446,985	1,354,539
Accrued payroll and compensation expense	4,228,243	4,133,346
Accrued interest, current portion	2,937,004	2,824,948
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders and members	521,194	521,194
Derivative liability	1,050,445	922,654
Liabilities from discontinued operations	26,191,661	26,153,820
Total current liabilities	38,472,336	38,052,193

Lease liability, long term	15,040	22,291
Accrued interest, net of current portion	1,516,023	1,490,951
Note payable, net of current portion	656,000	656,000
Convertible debenture, net of current portion, net of discount	1,810,424	1,787,816
Total liabilities	42,469,823	42,009,251

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 and 4,720,417 shares issued and outstanding at March 31, 2021, and December 31, 2020, respectively	4,945	4,720
Additional paid-in capital	37,233,376	37,226,851
Accumulated deficit	(78,257,227)	(77,929,672)
Total stockholders’ deficit	(41,018,906)	(40,698,101)

Total liabilities and stockholders’ deficit	$1,450,917	$1,311,150

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net sales	$619,399	$2,082
Cost of sales	306,648	1,481
Gross profit	312,751	601

Operating expenses
Employee costs	133,888	21,271
Selling, general and administrative expenses	174,298	61,389
Total operating expenses	308,186	82,660

Income (loss) from operations	4,565	(82,059)

Other income (expense)
Interest expense	(166,488)	(156,067)
Loss on disposal of equipment	-	(9,771)
Loss on derivative valuation	(127,791)	(69,214)
Other income	-	40,000
Total other income (expense)	(294,279)	(195,052)

Net loss from continuing operations	(289,714)	(277,111)

Loss from discontinued operations	(37,841)	(38,261)

Net loss	$(327,555)	$(315,372)

Net loss from continuing operations per common share, basic and diluted	$(0.06)	$(0.06)
Net loss from discontinued operations per common share, basic and diluted	$(0.01)	$(0.01)
Net loss per common share, basic and diluted	$(0.07)	$(0.07)
Basic and diluted weighted average common shares outstanding	4,727,917	4,500,417

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	4,500,417	$4,500	$37,222,615	$(78,461,806)	$(41,234,691)

Stock option expense	-	-	56	-	56
Net income, three months ended March 31, 2020	-	-	-	(315,372)	(315,372)
Balance, March 31, 2020	4,500,417	$4,500	$37,222,671	$(78,777,178)	$(41,550,007)

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	4,720,417	$4,720	$37,226,851	$(77,929,672)	$(40,698,101)

Common stock issued for conversion of accrued interest	225,000	225	6,525	-	6,750
Net income, three months ended March 31, 2021	-	-	-	(327,555)	(327,555)
Balance, March 31, 2021	4,945,417	$4,945	$37,233,376	$(78,257,227)	$(41,018,906)

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss) from continuing operations	$(289,714)	$(277,111)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	431	-
Loss on derivative valuation	127,791	69,214
Debt discount amortization	22,608	30,358
Loss on disposal of equipment	-	9,771
Stock option expense	-	56
Amortization of right-of-use asset to rent expense	6,898	-
Expenses paid on our behalf by a related party	(87,625)	4,000
Changes in operating assets and liabilities:
Inventory	(151,483)	(81,773)
Deposits on inventory	42,261	(65,294)
Deposits on inventory - related party	(13,674)	(125,000)
Accounts receivable	8,856	-
Other current assets	(109,801)	(1,256)
Accounts payable	57,384	(3,800)
Accrued liabilities	92,446	449,755
Payments for lease liability	(6,898)	-
Accrued payroll and compensation	94,897	7,131
Accrued interest	143,878	125,658
Net cash (used in) provided by continuing operating activities	(61,745)	141,709
Net cash provided by (used in) discontinued operations	-	-
Net cash (used in) provided by operating activities	(61,745)	141,709

Cash flows from investing activities
Purchase of equipment	(1,624)	-
Net cash used in investing activities	(1,624)	-

Cash flows from financing activities
Proceeds from bank overdraft	-	(1,611)
Proceeds from convertible loans payable	-	15,000
Proceeds from related-party loans	-	10,700
Repayments of related-party loans	(15,000)	(146,203)
Repayments of loans payable	-	(10,000)
Cash used in financing activities	(15,000)	(132,114)
Cash used in discontinued financing activities	-	-
Net cash used in financing activities	(15,000)	(132,114)

Net change in cash	(78,369)	9,595
Cash, beginning of period	108,147	-
Cash, end of period	$29,778	$9,595

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash investing activities
Initial measurement of derivative liability	$-	$5,753
Common stock issued for conversion of accrued interest	$6,750	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of CirTran Corporation for the three-month periods ended March 31, 2021 and 2020, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2021, and December 31, 2020, and our results of operations and cash flows for the periods ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 and 2020, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

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

The consolidated financial statements as of and for the periods ended March 31, 2021 and 2020, include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., LBC Products, Inc., and CirTran - Asia, Inc. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for revenue recognition. Adoption of ASC 606 did not have a significant impact on our financial statements. We generate revenue by providing product design services and through the sales of tangible product. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. We determine the transaction price associated with each deliverable based on the unique contract with the customer, which is considered to be a stand-alone contract that we retain the right to accept or reject. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

During the three months ended March 31, 2021, we recognized revenue of $15,000 related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptances of work product related to those milestones, namely product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified and, as such, no asset has been recorded for customer acquisition costs. Additionally, we have not recognized impairment losses related to the receivables from these contracts during the three months ended March 31, 2021.

Additionally, we recognized revenues of $604,399 during the three months ended March 31, 2021, related to the delivery of product to our customers. Each delivery is based on a unique customer purchase order which is considered to be a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique purchase order contract upon fulfillment of our performance obligations therein, typically limited to the delivery of product.

Cash and Cash Equivalents

We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents. We did not hold any cash equivalents as of March 31, 2021, or December 31, 2020.

Leases

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), which superseded guidance in ASC 840, Leases, which we adopted for the year ended December 31, 2019, under the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. We account for short-term leases, those lasting fewer than 12 months, using the practical expedient as outlined in the guidance, which does not include recording such leases on the balance sheet.

The adoption of the standard resulted in recording right-of-use (“ROU”) assets and operating lease liabilities of $43,511 as of March 31, 2021. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the lease does not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Although considered, we determined it was appropriate to exclude future renewal terms from the capitalization of our operating lease.

We have one lease in effect requiring minimum monthly payments of $2,500 through October 2022. We have determined the appropriate discount rate to be 5% based on our other borrowings secured by assets. A summary of future payments due under the terms of the lease as of March 31, 2021, is as follows:

Total future payments	$45,000
Implied interest	(1,489)
Operating lease liability as of December 31, 2021	$43,511

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at March 31, 2021, and December 31, 2020. As we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Property and Equipment

We incur certain costs associated with the design and development of molds and dies for our contract-manufacturing segment. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. We hold title to all molds and dies used in the manufacture of products. The capitalized cost, net of accumulated depreciation, associated with molds and dies included in property and equipment at March 31, 2021, and December 31, 2020, was $19,492 and $18,299, respectively.

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

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the periods ended March 31, 2021 or 2020.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and totaled $11,639 (non-related-party) and $333,007 (related-party) as of March 31, 2021, and $53,900 (non-related-party) and $319,333 (related-party) as of December 31, 2020.

Inventory balances consisted of the following:

	March 31, 2021	December 31, 2020
Finished goods	$673,418	$526,372
Raw materials	45,240	40,803
	(241,923)	(241,923)
Total	$476,735	$325,252

Stock-Based Compensation

We have outstanding stock options to directors and employees, which are described more fully in Note 12 – Stock Options and Warrants. We account for our stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, and ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, as updated, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). There was no impact to our methodology for accounting for equity-based compensation as a result of adopting ASC 718-10 and ASU 2018-07.

Stock-based employee compensation was $0and $56 for the three months ended March 31, 2021 and 2020, respectively.

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

	Total Fair Value at March 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,050,445	$-	$-	$1,050,445

	Total Fair Value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$922,654	$-	$-	$922,654

Loss per Share

Basic loss per share (EPS) is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were 140,896,716 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the three months ended March 31, 2021, due to the anti-dilutive effect these would have on net loss per share. There were 254,654,532 such shares issuable as of March 31, 2020. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

Short-term Advances

We have short-term advances with various individuals. These advances are due upon demand, carry no interest, and are not collateralized. These advances are classified as short-term liabilities.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options, which will be effective for fiscal years beginning after December 15, 2021. We are evaluating the impacts this new pronouncement will have on our financial statements.

NOTE 3—GOING CONCERN AND REALIZATION OF ASSETS

In October 2016, we lost our ability to continue energy drink distribution, our principal source of revenue, after receiving an unfavorable ruling in our suit against Playboy Enterprises, Inc.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We had a working capital deficiency of $37,384,422 and $37,109,751 as of March 31, 2021, and December 31, 2020, respectively, and a net loss from continuing operations of $289,714 and $277,111 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, and December 31, 2020, we had an accumulated deficit of $78,257,227 and $77,929,672, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment and estimated service lives consist of the following:

	March 31, 2021	December 31, 2020	Useful Life (years)
Furniture and office equipment	$1,624	$-	5-10
Vehicles	18,672	18,672	3-7
Total	20,296	18,672
Less: accumulated depreciation	(804)	(373)
Property and equipment, net	$19,492	$18,299

We recorded $431 and $0 of depreciation expense during the three months ended March 31, 2021 and 2020, respectively.

NOTE 5—RELATED-PARTY TRANSACTIONS

Transactions Involving Officers, Directors, and Stockholders

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At March 31, 2021, and December 31, 2020, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of March 31, 2021, and December 31, 2020, was $72,466 and $72,466, respectively.

During the three months ended March 31, 2021, we made repayments to related parties of $15,000 and had other noncash reductions of $87,625. There were $200,151 and $287,776 of short-term advances due to related parties as of March 31, 2021, and December 31, 2020, respectively. The advances are due on demand and as such included in current liabilities.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of this employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. There were no options issued under this agreement during the three months ended March 31, 2021. There were options to purchase 6,000 shares of common stock that expired during the three months ended March 31, 2021. There were outstanding options to purchase 24,000 and 30,000 shares of common stock held by Iehab Hawatmeh as of March 31, 2021, and December 31, 2020, respectively. See Note 6 – Other Accrued Liabilities and Note 12 – Stock Options and Warrants.

As of March 31, 2021, and December 31, 2020, we owed our president a total of $780,903 and $868,528, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of March 31, 2021, and December 31, 2020, we owed a total of $13,740 to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the three months ended March 31, 2021, we had a net increase in deposits with a related-party inventory supplier totaling $13,674. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $277,275 during the three months ended March 31, 2021.

NOTE 6—OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	March 31, 2021	December 31, 2020

Tax liabilities	$555,169	$557,894
Other	891,816	796,645
Total	$1,446,985	$1,354,539

Other accrued liabilities as of March 31, 2021, and December 31, 2020, include a non-interest-bearing payable totaling $45,000 that is due on demand. Additionally, other accrued liabilities as of March 31, 2021, and December 31, 2020, include customer deposits totaling $840,816 and $751,645, respectively.

Accrued payroll and compensation liabilities consist of the following:

	March 31, 2021	December 31, 2020

Stock option expenses	$-	$-
Director fees	135,000	135,000
Bonus expenses	121,858	121,858
Commissions	2,148	2,148
Administrative payroll	3,969,237	3,874,340
Total	$4,228,243	$4,133,346

Stock option expenses consist of employee stock option expenses. A total of $86,250 was accrued during the three ended March 31, 2021as wages for our chief executive officer.

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment to Playboy of $6.6 million against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of March 31, 2021, and December 31, 2020, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which requires us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we pay taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which requires us to pay the IRS 5% of cash deposits. The monthly payments are to continue until the account balances are paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. There were $673,645 and $673,645 due as of March 31, 2021, and December 31, 2020, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our CEO. A total of $86,250 was accrued during the three months ended March 31, 2021.

We also have an oral agreement with our other director that requires us to issue options to purchase 2,000 shares of our common stock each year.

During the three months ended March 31, 2021 and 2020, we granted options to purchase 0 and 8,000 shares of common stock to Mr. Hawatmeh and Ms. Hollinger, respectively. We recorded expenses totaling $0 and $56 during the three months ended March 31, 2021 and 2020, respectively, for these options.

We have no other agreements requiring the grant of options.

License Agreements

We have entered into agreements whereby we are required to pay certain royalties for the manufacture and distribution of licensed products. Fees are based on a percentage of sales and remitted quarterly. Such costs are included in cost of sales for financial reporting purposes.

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2021	December 31, 2020

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Small Business Administration loan	156,000	156,000
Total	$746,000	$746,000

There was $221,113 and $208,078 of accrued interest due on these notes as of March 31, 2021, and December 31, 2020, respectively.

NOTE 9—CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	March 31, 2021	December 31, 2020

Convertible debenture, 5% stated interest rate, secured by all of our assets, due on May 30, 2021	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on February 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(590,820)	(613,428)
Total	$2,074,708	$2,052,100
Less: current portion	(264,284)	(264,284)
Long term portion	$1,810,424	$1,787,816

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion. During the three months ended March 31, 2021, the convertible debenture holder converted $6,750 of accrued but unpaid interest into 225,000 shares of our common stock.

As of March 31, 2021, and December 31, 2020, we had accrued interest on the convertible debentures totaling $1,561,373 and $1,528,511, respectively, of which $43,350 and $41,960 was current and $1,516,213 and $1,486,551 was long term, respectively. As of March 31, 2021, and December 31, 2020, the debentures, including accrued but unpaid interest, were convertible into 140,896,716 and 167,761,552 shares of our common stock.

NOTE 10—DERIVATIVE LIABILITIES

As discussed in Note 9 - Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of March 31, 2021, using the following assumptions:

Volatility	107.8% - 110.6%
Risk-free rates	0.08% - 0.86%
Stock price	$0.0598
Remaining life	0.00- 6.08 years

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $127,791 and $69,214 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, and December 31, 2020, the fair market value of the derivatives aggregated $1,050,445 and $922,654, respectively.

NOTE 11—STOCKHOLDERS’ DEFICIT

We are authorized to issue up to 100,000,000 shares of $0.001 par value common stock. During the three months ended March 31, 2021, we issued a total of 225,000 shares of common stock for the conversion of $6,750 of accrued interest. We had a total of 4,945,417and 4,720,417 common shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively.

NOTE 12—STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the three months ended March 31, 2021 and 2020, we granted to employees 0 and 8,000 options, respectively, to purchase shares of common stock.

The 8,000 options granted during the three months ended March 31, 2020, were valued using the following assumptions: estimated five-year term, estimated volatility of 91%, and a risk-free rate of 1.61%.

As of March 31, 2021, and December 31, 2020, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6 – Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

During the three months ended March 31, 2021, we did not issue options to purchase common stock, and a total of 8,000 options expired unexercised. As of March 31, 2021, there were 32,000 options issued and vested with a weighted average exercise price of $0.08 and a weighted average remaining life of 2.35 years. Outstanding options as of March 31, 2021, consisted of:

Exercise Price	Count	Average Exercise	Remaining Life	Exercisable
$0.01	8,000	$0.01	3.77	8,000
$0.10	24,000	$0.10	1.87	24,000
Total	32,000	$0.08	2.35	32,000

NOTE 13—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of March 31, 2021, ad December 31, 2020, as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the three months ended March 31, 2021 and 2020.

Total assets and liabilities included in discontinued operations were as follows:

	March 31, 2021	December 31, 2020

Assets from Discontinued Operations:
Cash	$-	-
Total assets from discontinued operations	$-	$-

Liabilities from Discontinued Operations:
Accounts payable	$19,456,998	$19,456,998
Accrued liabilities	589,380	589,380
Accrued interest	1,214,067	1,176,226
Accrued payroll and compensation expense	131,108	131,108
Current maturities of long-term debt	239,085	239,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,784,773	2,784,773
Total liabilities from discontinued operations	$26,191,661	$26,153,820

Net loss from discontinued operations for the three months ended March 31, 2021 and 2020, were comprised of the following components:

	Three months ended March 31,
	2021	2020

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	-	-
Total operating expenses	-	-

Other income (expense)
Other income	-	-
Interest expense	(37,841)	(38,261)
Total other expense	(37,841)	(38,261)

Net loss from discontinued operations	$(37,841)	$(38,261)

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

During 2021, we continued under our 2019 five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name. In 2020, our efforts had been devoted to phase one of our development of all HUSTLER®-branded products, which led us to generating revenue during 2020 for the first time in several years.

We had minimal revenue during the three months ended March 31, 2020, while we devoted our efforts and financial resources to development of products.

Results of Operations for the Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020

Revenue and Cost of Revenue

During the three months ended March 31, 2021, we generated revenue of $619,399 and had cost of revenue of $306,648, compared to revenue and cost of revenue totaling $2,082 and $1,481 during the three months ended March 31, 2020. All revenue generated during the period ended March 31, 2021, was the result of activities related to our agreement to develop and distribute certain HUSTLER® branded product.

Operating Expenses

During the three months ended March 31, 2021 and 2020, selling, general, and administrative expenses were $308,186 and $82,660, respectively, representing an increase of $225,536 or 273%, in the current period. The increase in selling, general, and administrative expenses during the period ended March 31, 2021, is the result of our increased business activities associated with supporting our revenue growth during 2021.

Other Income and Expense

Other income and expenses during the three months ended March 31, 2021, consisted of $166,488 in interest expense and losses on the fair value measurement of derivative liabilities of $127,791. Other income and expenses during the three months ended March 31, 2020, included $156,067 for interest expense, a loss of the fair value of derivative liabilities of $69,214, a loss on the disposal of fixed assets of $9,771 and other income of $40,000.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was $78.3 million and $77.9 million at March 31, 2021, and December 31, 2020, respectively. As of March 31, 2021, and December 31, 2020, we had current assets of $1,087,914 and $942,442, respectively, and current liabilities of $38.5million and $38.1 million, respectively, creating working capital deficits as of March 31, 2021, and December 31, 2020, of approximately $37.4million and $37.1 million, respectively.

Operating Activities

We have only nominal cash or short-term assets, while our current liabilities aggregated $38.5 million as of March 31, 2021. During the three months ended March 31, 2021, operations used $61,745of net cash, comprised of a net loss from continuing operations of $289,714, noncash items totaling $70,103consisting of losses recognized from the changes in fair values of derivative liabilities and expense paid by related parties on our behalf, and changes in working capital totaling $157,866. During the three months ended March 31, 2020, operations generated $141,709 of net cash, comprised of a net loss from continuing operations of $277,111, noncash items totaling $113,399 consisting of losses recognized from the changes in fair values of derivative liabilities and expense paid by related parties on our behalf, and changes in working capital totaling $305,421.

Financing Activities

During the three months ended March 31, 2021, financing activities used $15,000 of cash, compared to $132,114 during the three months ended March 31, 2020. Cash used in financing activities during the three months ended March 31, 2021, consisted solely of repayments on related-party loans totaling $15,000. Cash used in financing activities during the three months ended March 31, 2020, consisted of advances from convertible debentures totaling $15,000, repayments of bank overdrafts of $1,611, repayments on related-party payables of $146,203, advances from related parties of $10,700, and repayments on loans payable $10,000.

Our Capital Resources and Anticipated Requirements

Our monthly operating costs total approximately $25,000 per month, excluding approximately $50,000 of accruing interest expense and capital expenditures. We continue to focus on generating revenue and reducing our monthly business expenses through cost reductions and operational streamlining. We are generating sales revenue under our Exclusive Manufacturing and Distribution Agreement with GloBrands, LLC. Currently, we do not have enough cash on hand to sustain our business operations, and we expect to access external capital resources in the near future.

In conjunction with our efforts to commercialize new products, we are actively seeking infusions of capital from investors. In our current financial condition, it is unlikely that we will be able to obtain additional debt financing. Even if we did acquire additional debt, we would be required to devote additional cash flow to servicing the debt and securing the debt with assets.

Accordingly, we are looking to obtain equity financing to meet our anticipated capital needs. We cannot assure that we will be successful in obtaining such capital. If we were to issue additional shares for debt and/or equity, this would dilute the value of our common stock and existing stockholders’ positions. We also have no authorized but unissued capital available.

Convertible Debentures

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.5 million as of March 31, 2021. We also have four additional convertible debentures with Tekfine with maturity dates ranging from May 30, 2021, until December 8, 2021, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2021, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION

Dated: June 4, 2021	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

