Form 10-Q
period 2021-06-30
CIRTRAN CORP
filed 2021-08-19
CIK 813716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 18, 2021, there were 4,945,417 shares of common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$16,653	$108,147
Inventory	597,456	325,252
Deposits on inventory	11,639	53,900
Deposits on inventory - related party	81,821	319,333
Accounts receivable	143,395	16,966
Other current assets	309,847	118,844
Assets from discontinued operations	-	-
Total current assets	1,160,811	942,442
Investment in securities at cost	300,000	300,000
Right-of-use asset	36,263	50,409
Property and equipment, net of accumulated depreciation	18,343	18,299
Total assets	$1,515,417	$1,311,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,567,440	$1,347,870
Lease liability, current	28,828	28,118
Related-party payable	13,740	13,740
Short-term advances payable	79,904	109,904
Short-term advances payable - related parties	87,867	287,776
Accrued liabilities	1,442,429	1,354,539
Accrued payroll and compensation expense	4,325,773	4,133,346
Accrued interest, current portion	3,084,093	2,824,948
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders and members	521,194	521,194
Derivative liability	1,037,314	922,654
Liabilities from discontinued operations	26,229,922	26,153,820
Total current liabilities	38,772,788	38,052,193
Lease liability, long term	7,435	22,291
Accrued interest, net of current portion	1,516,023	1,490,951
Note payable, net of current portion	656,000	656,000
Convertible debenture, net of current portion, net of discount	1,832,062	1,787,816
Total liabilities	42,784,308	42,009,251

Commitments and contingencies	-	-

Stockholders’ deficit
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 and 4,720,417 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	4,945	4,720
Additional paid-in capital	37,233,376	37,226,851
Accumulated deficit	(78,507,212)	(77,929,672)
Total stockholders’ deficit	(41,268,891)	(40,698,101)

Total liabilities and stockholders’ deficit	$1,515,417	$1,311,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$700,656	$528,232	$1,320,055	$530,314
Cost of sales	262,411	195,838	464,059	197,319
Gross profit	438,245	332,394	855,996	332,995

Operating expenses
Employee costs	135,077	-	268,965	-
Selling, general and administrative expenses	359,297	78,884	638,595	161,544
Total operating expenses	494,374	78,884	907,560	161,544

Income (loss) from operations	(56,129)	253,510	(51,564)	171,451

Other income (expense)
Interest expense	(168,726)	(156,568)	(335,214)	(312,635)
Loss on disposal of equipment	-		-	(9,771)
Gain (loss) on derivative valuation	13,131	(289,050)	(114,660)	(358,264)
Other income	-	2,000	-	42,000
Total other expense	(155,595)	(443,618)	(449,874)	(638,670)

Net loss from continuing operations	(211,724)	(190,108)	(501,438)	(467,219)

Loss from discontinued operations	(38,261)	(38,262)	(76,102)	(76,523)

Net loss	$(249,985)	$(228,370)	$(577,540)	$(543,742)

Net loss from continuing operations per common share, basic and diluted	$(0.04)	$(0.04)	$(0.10)	$(0.10)
Net loss from discontinued operations per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net loss per common share, basic and diluted	$(0.05)	$(0.05)	$(0.12)	$(0.12)
Basic and diluted weighted average common shares outstanding	4,945,417	4,500,417	4,928,584	4,500,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	4,500,417	$4,500	$37,222,615	$(78,461,806)	$(41,234,691)

Stock option expense	-	-	56	-	56
Net loss	-	-	-	(315,372)	(315,372)
Balance, March 31, 2020	4,500,417	4,500	37,222,671	(78,777,178)	(41,550,007)
Net loss				(228,370)	(228,370)
Balance, June 30, 2020	4,500,417	$4,500	$37,222,671	$(79,005,548)	$(41,778,377)

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	4,720,417	$4,720	$37,226,851	$(77,929,672)	$(40,698,101)

Common stock issued for conversion of accrued interest	225,000	225	6,525	-	6,750
Net loss	-	-	-	(327,555)	(327,555)
Balance, March 31, 2021	4,945,417	4,945	37,233,376	(78,257,227)	(41,018,906)
Net loss	-	-	-	(249,985)	(249,985)
Balance, June 30, 2021	4,945,417	$4,945	$37,233,376	$(78,507,212)	$(41,268,891)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss from continuing operations	$(501,438)	$(467,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,953	-
Loss on derivative valuation	114,660	358,264
Debt discount amortization	22,608	61,018
Loss on disposal of equipment	-	9,771
Stock option expense	-	56
Amortization of right-of-use asset to rent expense	14,146	-
Expenses paid on our behalf by a related party	(199,909)	1,940
Changes in operating assets and liabilities:
Inventory	(272,204)	(171,356)
Deposits on inventory	42,261	(40,845)
Deposits on inventory - related party	237,512	(185,375)
Accounts receivable	(126,429)	-
Other current assets	(191,003)	(7,496)
Accounts payable	219,570	5,706
Accrued liabilities	87,890	207,295
Payments for lease liability	(14,146)	-
Accrued payroll and compensation	192,427	182,270
Accrued interest	290,895	251,263
Net cash (used in) provided by continuing operating activities	(81,207)	205,592

Cash flows from investing activities
Purchase of equipment	(1,624)	-
Net cash used in investing activities	(1,624)	-

Cash flows from financing activities
Proceeds from bank overdraft	-	(1,611)
Proceeds from convertible loans payable	21,337	15,000
Proceeds from related-party loans	-	10,700
Repayments of related-party loans	(30,000)	(262,350)
Proceeds from loan payable	-	156,000
Repayments of loans payable	-	(21,000)
Net Cash used in financing activities	(8,663)	(103,261)

Net change in cash	(91,494)	102,331
Cash, beginning of period	108,147	-
Cash, end of period	$16,653	$102,331

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash investing activities
Initial measurement of derivative liability	$-	$5,753
Common stock issued for conversion of accrued interest	$6,750	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

In 1987, CirTran Corporation was incorporated in Nevada under the name Vermillion Ventures, Inc., for the purpose of acquiring other operating corporate entities. We were largely inactive until July 1, 2000, when our wholly owned subsidiary, CirTran Corporation (Utah), acquired substantially all the assets and certain liabilities of Circuit Technology, Inc., founded by our president, Iehab Hawatmeh.

We, together with our majority-owned subsidiaries, manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name. Since entering our 2019 five-year manufacturing and distribution agreement with an unrelated party, our efforts have been devoted to phase one of our development of all HUSTLER®-branded products, which led us to generating revenue during 2020 for the first time in several years.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2020. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of June 30, 2021, and the results of our operations and cash flows for the six months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2021.

Principles of Consolidation

We consolidate our majority-owned subsidiaries, companies over which we exercise control through majority voting rights, and companies in which we have a variable interest and we are the primary beneficiary. We account for our investments in common stock of other companies that we do not control, but over which we can exert significant influence, using the cost method.

The unaudited consolidated financial statements as of and for the periods ended June 30, 2021 and 2020, include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., LBC Products, Inc., and CirTran-Asia, Inc. All intercompany balances and transactions have been eliminated.

Use of Estimates

In preparing the financial statements in accordance with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

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

During the three and six months ended June 30, 2021, we recognized revenue of $15,000 and $30,000, respectively, related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptance of work product related to those milestones: namely, product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified, and therefore, no asset has been recorded for customer acquisition costs. Additionally, we have not recognized impairment losses related to the receivables from these contracts during the three months ended June 30, 2021.

Additionally, we recognized revenues of $55,656 and $1,290,055 during the three and six months ended June 30, 2021, respectively, related to the delivery of product to our customers. Each delivery is based on a unique customer purchase order, which is considered to be a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique purchase order contract upon fulfillment of our performance obligations therein, typically limited to the delivery of product.

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

The adoption of the standard resulted in recording right-of-use (“ROU”) assets and operating lease liabilities of $36,263 as of June 30, 2021. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the lease does not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Although considered, we determined it was appropriate to exclude future renewal terms from the capitalization of our operating lease.

We have one lease in effect requiring minimum monthly payments of $2,500 through October 2022. We have determined the appropriate discount rate to be 5% based on our other borrowings secured by assets. A summary of future payments due under the terms of the lease as of June 30, 2021, is as follows:

Total future payments	$37,500
Implied interest	(2,500)
Operating lease liability as of December 31, 2021	$40,000

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at June 30, 2021, and December 31, 2020. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the periods ended June 30, 2021 or 2020.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and totaled $11,639 (non-related-party) and $81,821 (related-party) as of June 30, 2021, and $53,900 (non-related-party) and $319,333 (related-party) as of December 31, 2020.

Inventory balances consisted of the following:

	June 30, 2021	December 31, 2020
Finished goods	$794,139	$526,372
Raw materials	45,240	40,803
	(241,923)	(241,923)
Total	$597,456	$325,252

Stock-Based Compensation

We have outstanding stock options to directors and employees, which are described more fully in Note 12–Stock Options and Warrants. We account for our stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, and ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, as updated, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). There was no impact to our methodology for accounting for equity-based compensation as a result of adopting ASC 718-10 and ASU 2018-07.

Stock-based employee compensation was $0 and $56 for the six months ended June 30, 2021 and 2020, respectively.

Fair Value of Financial Instruments

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

	Total Fair Value at June 30, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,037,314	$-	$-	$1,037,314

	Total Fair Value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$922,654	$-	$-	$922,654

Loss per Share

Basic loss per share (EPS) is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were 141,554,300 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the three and six months ended June 30, 2021, due to the anti-dilutive effect these would have on net loss per share. There were 254,654,532 such shares issuable as of June 30, 2020. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on our financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3—GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. We had a working capital deficiency of $36,611,977 as of June 30, 2021, and a net loss from continuing operations of $501,438 during the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $78,507,212. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Historically, we have mainly relied upon shareholder loans and advances to finance operations and growth. Management may raise additional capital by retaining net earnings, if any, or through future public or private offerings of our stock or loans from private investors, although we cannot assure that we will be able to obtain such financing. Our failure to do so could have a material and adverse effect upon our shareholders and us.

NOTE 4—PROPERTY AND EQUIPMENT

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

Property and equipment and estimated service lives consist of the following:

	June 30, 2021	December 31, 2020	Useful Life (years)
Furniture and office equipment	$1,624	$-	5-10
Vehicles	18,672	18,672	3-7
Total	20,296	18,672
Less: accumulated depreciation	(1,953)	(373)
Property and equipment, net	$18,343	$18,299

We recorded $1,580 and $0 of depreciation expense during the six months ended June 30, 2021 and 2020.

NOTE 5—RELATED-PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At June 30, 2021, and December 31, 2020, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of June 30, 2021, and December 31, 2020, was $72,466 and $72,466, respectively.

During the six months ended June 30, 2021, we made repayments to related parties of $30,000 and had other noncash reductions of $199,909. There were $87,868 and $287,776 of short-term advances due to related parties as of June 30, 2021, and December 31, 2020, respectively. The advances are due on demand and included in current liabilities.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of his employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. There were no options issued under this agreement during the three months ended June 30, 2021. There were options to purchase 6,000 shares of common stock that expired during the six months ended June 30, 2021. Mr. Hawatmeh held outstanding options to purchase 32,000 and 30,000 shares of common stock as of June 30, 2021, and December 31, 2020, respectively. See Note 6–Other Accrued Liabilities and Note 12–Stock Options and Warrants.

As of June 30, 2021, and December 31, 2020, we owed our president a total of $687,484 and $868,528, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of June 30, 2021, and December 31, 2020, we owed a total of $13,740 to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the six months ended June 30, 2021, we had a net decrease in deposits with a related-party inventory supplier totaling $234,512. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $819,882 during the six months ended June 30, 2021.

NOTE 6—OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	June 30, 2021	December 31, 2020

Tax liabilities	$521,797	$557,894
Other	920,632	796,645
Total	$1,442,429	$1,354,539

Other accrued liabilities as of June 30, 2021, and December 31, 2020, include a non-interest-bearing payable totaling $45,000 that is due on demand. Additionally, other accrued liabilities as of June 30, 2021, and December 31, 2020, include customer deposits totaling $832,678 and $751,645, respectively.

Accrued payroll and compensation liabilities consist of the following:

	June 30, 2021	December 31, 2020

Director fees	$135,000	$135,000
Bonus expenses	126,858	121,858
Commissions	2,148	2,148
Consulting	608,784	-
Administrative payroll	3,452,983	3,874,340
Total	$4,325,773	$4,133,346

NOTE 7—COMMITMENTS AND CONTINGENCIES

Litigation and Claims

Various vendors, service providers, and others have asserted legal claims in previous years. These creditors generally are not actively seeking collection of amounts due to them, and we have determined that the probability of realizing any loss on these claims is remote and will seek to compromise and settle at a deep discount any of such claims that are asserted for collection. These amounts are included in our current liabilities. We have not accrued any liability for claims or judgments that we have determined to be barred by the applicable statute of limitations, which generally is eight years for judgments in Utah.

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment of $6.6 million to Playboy against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of June 30, 2021, and December 31, 2020, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which required us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we paid taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which required us to pay the IRS 5% of cash deposits. The monthly payments were to continue until the account balances were paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. Amounts of $673,645 and $673,645 were due as of June 30, 2021, and December 31, 2020, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $172,500 was accrued during the six months ended June 30, 2021.

We also have an oral agreement with our other director that requires us to issue options to purchase 2,000 shares of our common stock each year.

During the six months ended June 30, 2021 and 2020, we granted options to purchase 0 and 8,000 shares of common stock to Mr. Hawatmeh and Ms. Hollinger, respectively. We recorded expenses totaling $0 and $56 during the six months ended June 30, 2021 and 2020, respectively, for these options.

We have no other agreements requiring the grant of options.

License Agreements

We have entered into agreements requiring us to pay certain royalties for the manufacture and distribution of licensed products. Fees are based on a percentage of sales and remitted quarterly and are included in cost of sales for financial reporting purposes.

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2021	December 31, 2020

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Small Business Administration loan	156,000	156,000
Total	$746,000	$746,000

There was $234,293 and $208,078 of accrued interest due on these notes as of June 30, 2021, and December 31, 2020, respectively.

NOTE 9—CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	June 30, 2021	December 31, 2020

Convertible debenture, 5% stated interest rate, secured by all of our assets, due on May 30, 2021	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on February 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(569,182)	(613,428)
Total	$2,096,346	$2,052,100
Less: current portion	(264,284)	(264,284)
Long term portion	$1,832,062	$1,787,816

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion. During the six months ended June 30, 2021, the convertible debenture holder converted $6,750 of accrued but unpaid interest into 225,000 shares of our common stock.

As of June 30, 2021, and December 31, 2020, we had accrued interest on the convertible debentures totaling $1,587,851 and $1,528,511, respectively, of which $59,341 and $41,960 was current and $1,516,023 and $1,486,551 was long term, respectively. As of June 30, 2021, and December 31, 2020, the debentures, including accrued but unpaid interest, were convertible into 141,554,300 and 167,761,552 shares of our common stock.

NOTE 10—DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of June 30, 2021, using the following assumptions:

Volatility	96.8% - 08.6%
Risk-free rates	0.15% - 0.75%
Stock price	$0.0610
Remaining life	0.00- 5.83 years

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $114,660 and $358,264 during the six months ended June 30, 2021 and 2020, respectively, and a gain of $13,131 and loss of $289,050 during the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, and December 31, 2020, the fair market value of the derivatives aggregated $1,037,314 and $922,654, respectively.

NOTE 11 – COMMON STOCK TRANSACTIONS

We are authorized to issue up to 100,000,000 shares of $0.001 par value common stock. During the six months ended June 30, 2021, we issued a total of 225,000 shares of common stock for the conversion of $6,750 of accrued interest.

NOTE 12—STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the six months ended June 30, 2021 and 2020, we granted to employees 0 and 8,000 options, respectively, to purchase shares of common stock.

The 8,000 options granted during the six months ended June 30, 2020, were valued using the following assumptions: estimated five-year term, estimated volatility of 91%, and a risk-free rate of 1.61%.

As of June 30, 2021, and December 31, 2020, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6–Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

As of June 30, 2021, there were 32,000 options issued and vested with a weighted average exercise price of $0.08 and a weighted average remaining life of 2.35 years. Outstanding options as of June 30, 2021, consisted of:

Exercise Price	Count	Average Exercise	Remaining Life	Exercisable
$0.01	8,000	$0.01	3.77	8,000
$0.10	24,000	$0.10	1.87	24,000
Total	32,000	$0.08	2.35	32,000

NOTE 13—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of June 30, 2021, and December 31, 2020, as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the six months ended June 30, 2021 and 2020.

Total assets and liabilities included in discontinued operations were as follows:

	June 30, 2021	December 31, 2020

Assets from Discontinued Operations:
Cash	$-	$-
Total assets from discontinued operations	$-	$-

Liabilities from Discontinued Operations:
Accounts payable	$19,456,998	$19,456,998
Accrued liabilities	589,380	589,380
Accrued interest	1,252,328	1,176,226
Accrued payroll and compensation expense	131,108	131,108
Current maturities of long-term debt	239,085	239,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,784,773	2,784,773
Total liabilities from discontinued operations	$26,229,922	$26,153,820

Net loss from discontinued operations for the six months ended June 30, 2021 and 2020, were comprised of the following components:

	Six months ended June 30,
	2021	2020

Other expense:
Interest expense	$(76,102)	$(76,523)
Total other expense	(76,102)	(76,523)

Net loss from discontinued operations	$(76,102)	$(76,523)

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

Results of Operations for the Three and Six Months Ended June 30, 2021, Compared to the Three and Six Months Ended June 30, 2020

Sales and Cost of Sales

During the three months ended June 30, 2021 and 2020, we had net sales of $700,656 and $528,232, respectively, and cost of sales of $262,411 and $195,838, respectively, for gross profit of $438,245 and $332,394, respectively. During the six months ended June 30, 2021, we had net sales of $1,320,055 and $530,314, respectively, and cost of sales of $464,059 and $197,319, respectively, for gross profit of $855,996 and $332,995, respectively. The net sales for the three months ended June 30, 2021, consisted of product sales, which increased about 33% in the later year. For the six months ended June 30, 2021, net sales included revenue received in the first quarter of 2021 related to our agreement to develop and distribute certain HUSTLER® branded product, which was approximately 147% higher than net sales for the corresponding period in the previous year. The gross profit was approximately equal as a percentage of net sales for all reporting periods.

Operating Expenses

During the three months ended June 30, 2021 and 2020, employee costs were $135,077 and $0, respectively, and selling, general, and administrative expenses were $359,297 and $78,884, respectively, representing an increase in operating expenses of $415,490, or 527%, in the current period. During the six months ended June 30, 2021 and 2020, employee costs were $268,965 and $0, respectively, and selling, general, and administrative expenses were $638,595 and $161,544, respectively, representing an increase in operating expenses of $746,016, or 462%, in the current period. The increase in operating expenses period over period is the result of substantially increased activities attributable to the development of products under the HUSTLER® brand name in 2020.

Other Income and Expense

Other income and expenses during the three months ended June 30, 2021 and 2020, consisted of $168,726 and $156,568 in interest expense; a gain of $13,131 and a loss of $289,050 on derivative valuation; and other income of $0 and $2,000, respectively. Other income and expenses during the six months ended June 30, 2021 and 2020, consisted of $335,214 and $312,635 in interest expense; a loss on disposal of equipment of $0 and $9,771, a loss of $114,660 and $358,264 on derivative valuation; and other income of $0 and $42,000, respectively. The decrease in other expenses period over period is the result of a decrease in interest expense and a decrease to our loss on derivative valuation.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was $78.5 million and $77.9 million at June 30, 2021, and December 31, 2020, respectively. As of June 30, 2021, and December 31, 2020, we had current assets of $1,160,811 and $942,442, respectively, and current liabilities of $38.8 million and $38.1 million, respectively, creating working capital deficits of approximately $37.6 million and $37.1 million, respectively, as of June 30, 2021, and December 31, 2020.

Operating Activities

We have only nominal cash or short-term assets, while our current liabilities aggregated $38.8 million as of June 30, 2021. During the six months ended June 30, 2021, operations used $81,207 of net cash, comprised of a loss from continuing operations of $501,438, noncash items totaling $153,367 consisting primarily of losses recognized from the changes in fair values of derivative liabilities and debt discount amortization, repayment expenses paid by related parties on our behalf of $199,909, and changes in working capital totaling $466,763. During the six months ended June 30, 2020, operations generated $205,592 of net cash, comprised of a net loss from continuing operations of $467,219, noncash items totaling $431,049 consisting of losses recognized from the changes in fair values of derivative liabilities and expense paid by related parties on our behalf, and changes in working capital totaling $241,762.

Financing Activities

During the six months ended June 30, 2021, financing activities used $8,663 of cash, compared to using $103,261 of cash during the six months ended June 30, 2020. Cash used in financing activities during the six months ended June 30, 2021, consisted of proceeds from convertible loans payable and repayments of related-party loans. Cash used in financing activities during the six months ended June 30, 2020, consisted of advances from convertible debentures totaling $15,000, repayments of bank overdrafts of $1,611, repayments on related-party payables of $262,350, advances from related parties of $10,700, advances from loans payable of $156,000, and repayments on loans payable $21,000.

Our Capital Resources and Anticipated Requirements

Our monthly operating costs total approximately $143,000 per month, excluding approximately $50,000 of accruing interest expense and capital expenditures. We are generating sales revenue under our Exclusive Manufacturing and Distribution Agreement with GloBrands, LLC. Currently, we do not have enough cash on hand to sustain our business operations, and we expect to access external capital resources in the near future.

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

Convertible Debentures

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.5 million as of June 30, 2021. We also have four additional convertible debentures with Tekfine with maturity dates ranging from December 8, 2021, through May 30, 2022, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101	Interactive Data File
101.INS	XBRL Instance Document	This filing.
101.SCH	Inline XBRL Taxonomy Extension Schema	This filing.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	This filing.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	This filing.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	This filing.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.
**	The XBRL related information in Exhibit 101 will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and will not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as is expressly set forth by specific reference in such filing or document.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CIRTRAN CORPORATION

Dated: August 19, 2021	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

