Form 10-Q
period 2021-09-30
CIRTRAN CORP
filed 2021-11-15
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2021, there were 4,945,417 shares of common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$44,455	$108,147
Inventory	494,790	325,252
Deposits on inventory	10,889	53,900
Deposits on inventory - related party	228,730	319,333
Accounts receivable	164,387	16,966
Other current assets	273,935	118,844
Total current assets	1,217,186	942,442
Investment in securities at cost	300,000	300,000
Right-of-use asset	29,185	50,409
Property and equipment, net of accumulated depreciation	17,534	18,299
Total assets	$1,563,905	$1,311,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,834,706	$1,347,870
Lease liability, current	29,185	28,118
Related-party payable	13,740	13,740
Short-term advances payable	59,904	109,904
Short-term advances payable - related parties	18,852	287,776
Accrued liabilities	1,413,250	1,354,539
Accrued payroll and compensation expense	4,428,170	4,133,346
Accrued interest, current portion	3,181,171	2,824,948
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	356,773	521,194
Derivative liability	1,099,400	922,654
Liabilities from discontinued operations	26,268,604	26,153,820
Total current liabilities:	39,058,039	38,052,193
Lease liability, long term	-	22,291
Accrued interest, net of current portion	1,569,200	1,490,951
Note payable, net of current portion	656,000	656,000
Convertible debenture, net of current portion, net of discount	1,854,205	1,787,816
Total liabilities	43,137,444	42,009,251

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 and 4,720,417 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively	4,945	4,720
Additional paid-in capital	37,233,376	37,226,851
Accumulated deficit	(78,811,860)	(77,929,672)
Total stockholders’ deficit	(41,573,539)	(40,698,101)

Total liabilities and stockholders’ deficit	$1,563,905	$1,311,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$961,474	$405,005	$2,281,529	$935,319
Cost of sales	339,076	228,380	803,135	425,699
Gross profit	622,398	176,625	1,478,394	509,620

Operating expenses
Employee costs	139,520	126,559	408,485	169,169
Selling, general and administrative expenses	514,358	129,125	1,165,870	248,059
Total operating expenses	653,878	255,684	1,574,355	417,228

Income (loss) from operations	(31,480)	(79,059)	(95,961)	92,392

Other income (expense)
Interest expense	(172,400)	(154,318)	(507,614)	(466,953)
Loss on disposal of equipment	-	-	-	(9,771)
Gain on forgiveness of debt	-	-	12,917	-
Gain (loss) on derivative valuation	(62,086)	39,700	(176,746)	(318,564)
Other income	-	-	-	42,000
Total other expense	(234,486)	(114,618)	(671,443)	(753,288)

Net loss from continuing operations	(265,966)	(193,677)	(767,404)	(660,896)

Loss from discontinued operations	(38,682)	(38,681)	(114,784)	(115,204)

Net loss	$(304,648)	$(232,358)	$(882,188)	$(776,100)

Net loss from continuing operations per common share, basic and diluted	$(0.06)	$(0.04)	$(0.16)	$(0.15)
Net loss from discontinued operations per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Net loss per common share, basic and diluted	$(0.07)	$(0.05)	$(0.18)	$(0.18)
Basic and diluted weighted average common shares outstanding	4,945,417	4,500,417	4,872,890	4,500,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	4,500,417	$4,500	$37,222,615	$(78,461,806)	$(41,234,691)

Stock option expense	-	-	56	-	56
Net loss	-	-	-	(315,372)	(315,372)
Balance, March 31, 2020	4,500,417	4,500	37,222,671	(78,777,178)	(41,550,007)
Net loss				(228,370)	(228,370)
Balance, June 30, 2020	4,500,417	4,500	37,222,671	(79,005,548)	(41,778,377)
Net loss				(232,358)	(232,358)
Balance, September 30, 2020	4,500,417	$4,500	$37,222,671	$(79,237,906)	$(42,010,735)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	4,720,417	$4,720	$37,226,851	$(77,929,672)	$(40,698,101)

Common stock issued for conversion of accrued interest	225,000	225	6,525	-	6,750
Net loss	-	-	-	(327,555)	(327,555)
Balance, March 31, 2021	4,945,417	4,945	37,233,376	(78,257,227)	(41,018,906)
Net loss	-	-	-	(249,985)	(249,985)
Balance, June 30, 2021	4,945,417	4,945	37,233,376	(78,507,212)	(41,268,891)
Net loss	-	-	-	(304,648)	(304,648)
Balance, September 30, 2021	4,945,417	$4,945	$37,233,376	$(78,811,860)	$(41,573,539)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss from continuing operations	$(767,404)	$(660,896)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,389	-
Loss on derivative valuation	176,746	318,564
Debt discount amortization	66,389	87,754
Loss on disposal of equipment	-	9,771
Stock option expense	-	56
Gain on forgiveness of debt	(12,917)	-
Amortization of right-of-use asset to rent expense	21,224	-
Expenses paid on our behalf by a related party	(268,924)	1,940
Changes in operating assets and liabilities:
Inventory	(169,538)	(196,815)
Deposits on inventory	43,011	(44,559)
Deposits on inventory - related party	90,603	(318,624)
Accounts receivable	(147,421)	-
Other current assets	(155,091)	(55,044)
Accounts payable	499,753	36,631
Accrued liabilities	58,711	292,039
Payments for lease liability	(21,224)	-
Accrued payroll and compensation	294,824	285,453
Accrued interest	441,222	379,145
Net cash provided by continuing operating activities	152,353	135,415

Cash flows from investing activities
Purchase of equipment	(1,624)	-
Net cash used in investing activities	(1,624)	-

Cash flows from financing activities
Proceeds from bank overdraft	-	(1,611)
Proceeds from convertible loans payable	-	15,000
Proceeds from related-party loans	-	10,700
Repayments of related-party loans	(214,421)	(270,150)
Proceeds from loan payable	-	156,000
Repayments of loans payable	-	(36,000)
Net Cash used in financing activities	(214,421)	(126,061)

Net change in cash	(63,692)	9,354
Cash, beginning of period	108,147	-
Cash, end of period	$44,455	$9,354

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash investing activities
Initial measurement of derivative liability	$-	$5,753
Common stock issued for conversion of accrued interest	$6,750	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2020. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of September 30, 2021, and the results of our operations and cash flows for the nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2021.

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

The unaudited consolidated financial statements as of and for the periods ended September 30, 2021 and 2020, include the accounts of CirTran Corporation and our wholly owned subsidiaries: CirTran Products Corp., LBC Products, Inc., and CirTran-Asia, Inc. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for revenue recognition. Adoption of ASC 606 did not have a significant impact on our financial statements. We generate revenue by providing product design services and through the sales of tangible product. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. We determine the transaction price associated with each deliverable based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

During the three and nine months ended September 30, 2021, we recognized revenue of $0 and $30,000, respectively, related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptance of work product related to those milestones: namely, product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified, and therefore, no asset has been recorded for customer acquisition costs. Additionally, we have not recognized impairment losses related to the receivables from these contracts during the nine months ended September 30, 2021.

Additionally, we recognized revenues of $961,074 and $2,281,529 during the three and nine months ended September 30, 2021, respectively, related to the delivery of product to our customers. Each delivery is based on a unique customer purchase order, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique purchase order contract upon fulfillment of our performance obligations therein, typically limited to the delivery of product.

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

The adoption of the standard resulted in recording right-of-use (“ROU”) assets and operating lease liabilities of $29,185 as of September 30, 2021. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the lease does not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Although considered, we determined it was appropriate to exclude future renewal terms from the capitalization of our operating lease.

We have one lease in effect requiring minimum monthly payments of $2,500 through October 2022. We have determined the appropriate discount rate to be 5% based on our other borrowings secured by assets. A summary of future payments due under the terms of the lease as of September 30, 2021, is as follows:

Total future payments	$30,000
Implied interest	(815)
Operating lease liability as of September 30, 2021	$29,185

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at September 30, 2021, and December 31, 2020. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the periods ended September 30, 2021 or 2020.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and totaled $10,889(non-related-party) and $228,730 (related-party) as of September 30, 2021, and $53,900 (non-related-party) and $319,333 (related-party) as of December 31, 2020.

Inventory balances consisted of the following:

	September 30, 2021	December 31, 2020
Finished goods	$703,034	$526,372
Raw materials	33,679	40,803
Reserve for obsolescence	(241,923)	(241,923)
Total	$494,790	$325,252

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

Stock-based employee compensation was $0 and $56 for the nine months ended September 30, 2021 and 2020, respectively.

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

	Total Fair Value at September 30, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,099,400	$-	$-	$1,099,400

	Total Fair Value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$922,654	$-	$-	$922,654

Loss per Share

Basic loss per share (EPS) is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were 141,554,300 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the three and nine months ended September 30, 2021, due to the anti-dilutive effect these would have on net loss per share. There were 160,186,365 such shares issuable as of September 30, 2020. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

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

NOTE 3—GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. We had a working capital deficiency of $37,840,853 as of September 30, 2021, and a net loss from continuing operations of $767,404 during the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $78,811,860. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Property and equipment and estimated service lives consist of the following:

	September 30, 2021	December 31, 2020	Useful Life (years)
Furniture and office equipment	$1,624	$-	5-10
Vehicles	18,672	18,672	3-7
Total	20,296	18,672
Less: accumulated depreciation	(2,762)	(373)
Property and equipment, net	$17,534	$18,299

We recorded $2,389 and $0 of depreciation expense during the nine months ended September 30, 2021 and 2020.

NOTE 5—RELATED-PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At September 30, 2021, and December 31, 2020, the principal amount owing on the note was $151,833 and $151,833, respectively.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of September 30, 2021, and December 31, 2020, was $72,466 and $72,466, respectively.

During the nine months ended September 30, 2021, we made repayments to related parties of $214,421 and had other noncash reductions of $82,072. There were $18,852 and $287,776 of short-term advances due to related parties as of September 30, 2021, and December 31, 2020, respectively. The advances are due on demand and included in current liabilities.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of his employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price equal to the fair market price of our common stock as of the grant date. There were no options issued under this agreement during the nine months ended September 30, 2021. There were options to purchase 6,000 shares of common stock that expired during the nine months ended September 30, 2021. Mr. Hawatmeh held outstanding options to purchase 32,000 and 30,000 shares of common stock as of September 30, 2021, and December 31, 2020, respectively. See Note 6–Other Accrued Liabilities and Note 12–Stock Options and Warrants.

As of September 30, 2021, and December 31, 2020, we owed our president a total of $474,948 and $868,528, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of September 30, 2021, and December 31, 2020, we owed a total of $13,740 and $13,740 to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the nine months ended September 30, 2021, we had a net decrease in deposits with a related-party inventory supplier totaling $90,603. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $845,856 during the nine months ended September 30, 2021.

NOTE 6—OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	September 30, 2021	December 31, 2020

Tax liabilities	$548,755	$557,894
Other	864,495	796,645
Total	$1,413,250	$1,354,539

Other accrued liabilities as of September 30, 2021, and December 31, 2020, include a non-interest-bearing payable totaling $45,000 that is due on demand. Additionally, other accrued liabilities as of September 30, 2021, and December 31, 2020, include customer deposits totaling $819,495 and $751,645, respectively.

Accrued payroll and compensation liabilities consist of the following:

	September 30, 2021	December 31, 2020

Director fees	$140,000	$135,000
Bonus expenses	129,358	121,858
Commissions	2,148	2,148
Consulting	608,784	-
Administrative payroll	3,547,880	3,874,340
Total	$4,428,170	$4,133,346

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment of $6.6 million to Playboy against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of September 30, 2021, and December 31, 2020, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which required us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we paid taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which required us to pay the IRS 5% of cash deposits. The monthly payments were to continue until the account balances were paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. Amounts of $673,645 and $673,645 were due as of September 30, 2021, and December 31, 2020, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $258,750 was accrued during the nine months ended September 30, 2021.

We also have an oral agreement with our other director that requires us to issue options to purchase 2,000 shares of our common stock each year.

During the nine months ended September 30, 2021 and 2020, we granted options to purchase 0 and 8,000 shares of common stock to Mr. Hawatmeh and Ms. Hollinger, respectively. We recorded expenses totaling $0 and $56 during the nine months ended September 30, 2021 and 2020, respectively, for these options.

We have no other agreements requiring the grant of options.

License Agreements

We have entered into agreements requiring us to pay certain royalties for the manufacture and distribution of licensed products. Fees are based on a percentage of sales and remitted quarterly and are included in cost of sales for financial reporting purposes.

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2021	December 31, 2020

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long term)	500,000	500,000
Small Business Administration loan	156,000	156,000
Total	$746,000	$746,000

There was $247,577and $208,078 of accrued interest due on these notes as of September 30, 2021, and December 31, 2020, respectively.

NOTE 9—CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	September 30, 2021	December 31, 2020

Convertible debenture, 5% stated interest rate, secured by all of our assets, due on May 30, 2022	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on December 8, 2021	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all of our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(547,039)	(613,428)
Total	$2,118,489	$2,052,100
Less: current portion	(264,284)	(264,284)
Long term portion	$1,854,205	$1,787,816

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion. During the nine months ended September 30, 2021, the convertible debenture holder converted $6,750 of accrued but unpaid interest into 225,000 shares of our common stock.

As of September 30, 2021, and December 31, 2020, we had accrued interest on the convertible debentures totaling $1,621,443 and $1,528,511, respectively, of which $1,181,171 and $41,960 was current and $1,569,200 and $1,486,551 was long term, respectively. As of September 30, 2021, and December 31, 2020, the debentures, including accrued but unpaid interest, were convertible into 141,554,300 and 167,761,552 shares of our common stock.

NOTE 10—DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of September 30, 2021, using the following assumptions:

Volatility	112.9% - 142.6%
Risk-free rates	0.15% - 0.75%
Stock price	$0.077
Remaining life	0.25- 5.58 years

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $176,746 and $318,564 during the nine months ended September 30, 2021 and 2020, respectively, and a loss of $62,086 and a gain of $39,700 during the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, and December 31, 2020, the fair market value of the derivatives aggregated $1,099,400 and $922,654, respectively.

NOTE 11 – COMMON STOCK TRANSACTIONS

We are authorized to issue up to 100,000,000 shares of $0.001 par value common stock. During the nine months ended September 30, 2021, we issued a total of 225,000 shares of common stock for the conversion of $6,750 of accrued interest.

NOTE 12—STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the nine months ended September 30, 2021 and 2020, we granted to employees 0 and 8,000 options, respectively, to purchase shares of common stock.

The 8,000 options granted during the nine months ended September 30, 2020, were valued using the following assumptions: estimated five-year term, estimated volatility of 91%, and a risk-free rate of 1.61%.

As of September 30, 2021, and December 31, 2020, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods. See Note 6–Other Accrued Liabilities for a description of amounts of option expenses included in accrued payroll and compensation expense.

As of September 30, 2021, there were 32,000 options issued and vested with a weighted average exercise price of $0.08 and a weighted average remaining life of 2.15 years. Outstanding options as of September 30, 2021, consisted of:

Exercise Price	Count	Average Exercise	Remaining Life	Exercisable
$0.01	8,000	0.01	3.52	8,000
$0.10	24,000	0.10	1.62	24,000
Total	32,000	0.08	5.14	32,000

NOTE 13—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of September 30, 2021, and December 31, 2020, as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the nine months ended September 30, 2021 and 2020.

Total assets and liabilities included in discontinued operations were as follows:

	September 30, 2021	December 31, 2020

Assets from Discontinued Operations:
Cash	$-	$-
Total assets from discontinued operations	$-	$-

Liabilities from Discontinued Operations:
Accounts payable	$19,456,998	$19,456,998
Accrued liabilities	589,380	589,380
Accrued interest	1,291,010	1,176,226
Accrued payroll and compensation expense	131,108	131,108
Current maturities of long-term debt	239,085	239,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,784,773	2,784,773
Total liabilities from discontinued operations	$26,268,604	$26,153,820

Net loss from discontinued operations for the nine months ended September 30, 2021 and 2020, were comprised of the following components:

	Nine months ended September 30,
	2021	2020

Other expense:
Interest expense	(114,784)	(115,204)
Total other expense	(114,784)	(115,204)

Net loss from discontinued operations	$(114,784)	$(115,204)

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

Results of Operations for the Three and Nine Months Ended September 30, 2021, Compared to the Three and Nine Months Ended September 30, 2020

Sales and Cost of Sales

During the three months ended September 30, 2021 and 2020, we had net sales of $961,474and $405,005, respectively, and cost of sales of $339,076 and $228,380, respectively, for gross profit of $622,398 and $176,625, respectively. During the nine months ended September 30, 2021, we had net sales of $2,281,529 and $935,319, respectively, and cost of sales of $803,135 and $425,699, respectively, for gross profit of $1,478,394 and $509,620, respectively. The net sales for the three months ended September 30, 2021, consisted of product sales, which increased about 137.4% from the prior year. For the nine months ended September 30, 2021, net sales included revenue received in the first quarter of 2021 related to our agreement to develop and distribute certain HUSTLER® branded product, which was approximately 143.9% higher than net sales for the corresponding period in the previous year.

Operating Expenses

During the three months ended September 30, 2021 and 2020, employee costs were $139,520 and $126,559, respectively, and selling, general, and administrative expenses were $514,358 and $129,125, respectively, representing an increase in operating expenses of $385,233, or 155.7%, in the current period. During the nine months ended September 30, 2021 and 2020, employee costs were $408,485 and $169,169, respectively, and selling, general, and administrative expenses were $1,165,870 and $248,059, respectively, representing an increase in operating expenses of $1,157,127, or 277.3%, in the current period. The increase in operating expenses period over period is the result of substantially increased activities attributable to the development of products under the HUSTLER® brand name in 2020.

Other Income and Expense

Other income and expenses during the three months ended September 30, 2021 and 2020, consisted of $172,400 and $154,318 in interest expense and a loss of $62,086 and a gain of $39,700 on derivative valuation, respectively. Other income and expenses during the nine months ended September 30, 2021 and 2020, consisted of $507,614 and $466,953 in interest expense; a loss on disposal of equipment of $0 and $9,771, a loss of $176,746 and $318,564 on derivative valuation; other income of $0 and $42,000, respectively; and a gain on forgiveness of debt of $12,917 and $0, respectively. The decrease in other expenses period over period is the result of a decrease to our loss on derivative valuation.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was approximately $78.8 million and $77.9 million at September 30, 2021, and December 31, 2020, respectively. As of September 30, 2021, and December 31, 2020, we had current assets of $1,217,186 and $942,442, respectively, and current liabilities of approximately $39 million and $38.1 million, respectively, creating working capital deficits of approximately $37.8 million and $37.1 million, respectively, as of September 30, 2021, and December 31, 2020.

Operating Activities

We have only nominal cash or short-term assets, while our current liabilities aggregated approximately $39 million as of September 30, 2021. During the nine months ended September 30, 2021, operations generated $152,353 of net cash, comprised of a loss from continuing operations of $767,404, noncash items totaling $15,093 consisting primarily of losses recognized from the changes in fair values of derivative liabilities and debt discount amortization, repayment expenses paid by related parties on our behalf of $268,924, and changes in working capital totaling $934,850. During the nine months ended September 30, 2020, operations generated $135,415of net cash, comprised of a net loss from continuing operations of $660,896, noncash items totaling $418,085consisting of losses recognized from the changes in fair values of derivative liabilities and expense paid by related parties on our behalf, and changes in working capital totaling $378,226.

Financing Activities

During the nine months ended September 30, 2021, financing activities used $214,421 of cash, compared to using$126,061 of cash during the nine months ended September 30, 2020. Cash used in financing activities during the nine months ended September 30, 2021, consisted of repayments of related-party loans. Cash used in financing activities during the nine months ended September 30, 2020, consisted of advances from convertible debentures totaling $15,000, repayments of bank overdrafts of $1,611, repayments on related-party payables of $270,150, advances from related parties of $10,700, advances from loans payable of $156,000 and repayments on loans payable $36,000.

Our Capital Resources and Anticipated Requirements

Our monthly operating costs total approximately $143,000 per month, excluding approximately $50,000 of accruing interest expense and capital expenditures. We are generating sales revenue under our Exclusive Manufacturing and Distribution Agreement with GloBrands, LLC. Currently, we do not have enough cash on hand to sustain our business operations, and we expect to access external capital resources in the future.

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

Convertible Debentures

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.5 million as of September 30, 2021. We also have four additional convertible debentures with Tekfine with maturity dates ranging from December 8, 2021, through May 30, 2022, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2021, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101	Interactive Data File
101.INS	XBRL Instance Document	This filing.
101.SCH	XBRL Taxonomy Extension Schema	This filing.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the document’s sequence.
**	The XBRL related information in Exhibit 101 will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and will not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as is expressly set forth by specific reference in such filing or document.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CIRTRAN CORPORATION

Dated: November 15, 2021	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer