Form 10-K
period 2021-12-31
CIRTRAN CORP
filed 2022-04-15
CIK 813716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

or

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

Common Stock, Par Value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to the Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2021, the aggregate market value of voting common equity held by nonaffiliates was $242,455.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2022, we had 4,945,417 shares of common stock outstanding.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

●	Russia’s recent military invasion of Ukraine has caused significant international political and economic disruption that may adversely affect our operations.

●	The auditors’ report for our most recent fiscal years contains explanatory paragraphs about our ability to continue as a going concern.

●	The ongoing COVID-19 pandemic is adversely affecting, and will continue to adversely affect, our manufacturing, shipping, marketing, and distribution of HUSTLER®-branded products.

●	We have new operations that began generating revenues in 2020, after suffering severe operating and legal hurdles in 2016 that forced us to significantly curtail operations.

●	Our renewed operations have faced the usual risks of beginning a new business, including establishing reliable product sources, new supply and distribution chains, sales, management capabilities, and related requirements, all of which have been exacerbated by a global pandemic.

●	Our new business will be dependent on maintaining in good standing our manufacturing and distribution agreement with GloBrands and its license agreement with the Flint/Hustler organization to use the HUSTLER® brand name.

●	We cannot assure that our efforts to identify and commercialize new products for manufacture and distribution will be successful or generate revenue.

●	Any sizable increase in products being developed, manufactured, and distributed will require skilled management of growth.

●	All our assets are encumbered to secure the payment of indebtedness convertible to common stock, and if the indebtedness is not converted before April 2027, our default could result in the loss of all our assets.

●	Our balance sheet and stockholders’ deficit continue to include liabilities accrued before 2013 and an outstanding judgment of $17.2 million owed by our subsidiary, whose operations were discontinued in 2016, but which we still report in accordance with generally accepted accounting principles.

●	We will require substantial amounts of additional capital from external sources.

●	Penny stock regulations impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

●	Risk factors, such as those set forth under “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operation” and other factors that are not currently known to us, may emerge from time to time.

The forward-looking statements in this report are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those we now assume or anticipate. Actual events or results may differ materially from those discussed in the forward-looking statements because of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report. The forward-looking statements included are made only as of the date of this report.

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

In early 2020, we completed phase one and two of our development of several HUSTLER®-branded products, which enabled us to generate revenue of about $2.9 million during the year ended December 31, 2021, and about $1.7 million during the year ended December 31, 2020. Our revenue-generating activities capitalized on our 2019 efforts to explore new product opportunities. In late 2019, we entered a five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

References to “us,” “we,” “our,” and correlative terms refer to CirTran Corporation and our three subsidiaries, LBC Products, Inc., CirTran Products Corp., and CirTran - Asia, Inc., through which we conduct our activities.

Principal Activities

HUSTLER®-branded Products

In 2020, we completed phase one and two of our development of several HUSTLER®-branded products and launched our efforts to manufacture, distribute, and sell condoms, electronic cigarettes, electronic cigars, cigars, hookahs, hookah tobacco, energy drinks, water beverages, and related merchandise, all using the HUSTLER® trademark. We conduct these activities through our wholly owned subsidiary, LBC Products, Inc. (“LBC”), under a December 30, 2019, Exclusive Manufacturing and Distribution Agreement with GloBrands, LLC (“GloBrands). GloBrands is an unaffiliated licensee to market certain products bearing the HUSTLER® trademark.

The Flynt/HUSTLER® organization, a privately held 45-year-old global empire founded by Larry Flynt, operates under the HUSTLER® brand, including Larry Flynt’s HUSTLER® Clubs in 14 locations worldwide, HUSTLER® Hollywood adult retail stores in 39 locations, the luxurious HUSTLER® Casino and Larry Flynt’s Lucky Lady Casino in California, broadcasting outlets serving over 55 countries, and DVD distribution. Larry Flynt’s HUSTLER® Club, located at the south end of The Las Vegas Strip, consists of an approximately 70,000-square-foot gentlemen’s club above a similarly sized retail store that sells erotic clothing, toys, and associated merchandise. Our HUSTLER®-branded products are also distributed in outlets operated by HUSTLER®’s affiliated Deja Vu organization, which operates approximately 200 gentlemen’s clubs and adjacent adult retail stores in major metropolitan cities across the United States and several foreign countries, including the United Kingdom, Australia, France, Canada, and Mexico.

In undertaking this new product manufacturing and distribution opportunity, we have taken advantage of our distribution and manufacturing relationships established in several global locations during the last 20 years.

We continue our efforts to:

●	develop product manufacturing relationships with various foreign and domestic suppliers, including:

	◌	obtaining, sometimes at our cost and for our exclusive benefit, tobacco import regulatory licenses;

	◌	designing product logos and labeling;

	◌	obtaining regulatory approval for our HUSTLER®-brand product labeling where required;

	◌	securing, at our cost and for our exclusive benefit, necessary FDA 510(k) approval for condom manufacturing;

	◌	developing and refining regular and sugar-free energy drink and water assorted flavorings and formulations;

●		create samples, wholesale and point-of-sale displays, catalogs, and related merchandising materials;

●		develop digital and hard copy media support, website, product spokesperson content, direct television commercials, print, and miscellaneous media;

●		establish, through our marketing and distribution relationships, distribution and delivery channels, inventory management, and related logistics;

●		lease Las Vegas facilities to house our offices, showroom, and warehouse;

●		assemble a team of contract consultants and support staff to expand into full operations when our business development progresses; and

●		design data gathering, reporting, and analytical systems to support product and market development and refinement to respond to changing dynamics.

Our GloBrands Manufacturing and Distribution Agreement

Our December 2019 Exclusive Manufacturing and Distribution Agreement with GloBrands grants to us the exclusive right to manufacture, distribute, and sell specified products, including the authority to deal directly with distribution chain participants and to collect all product payments. We are authorized to retain from the collected sales proceeds an amount equal to 120% of our cost of goods sold, plus 10% of gross sales of the covered products. GloBrands reimburses us 105% of certain of our media placement expenses. Our GloBrands’ agreement term extends through November 30, 2024, subject to earlier termination by either party following 60 days’ notice of uncured material default.

Our agreement with GloBrands is subject in all respects to its rights as licensee under its licensing agreements with the Flynt/HUSTLER® organization to use the HUSTLER® brand name. The Flynt/HUSTLER® organization has approved our manufacturing and distribution arrangement. GloBrands is obligated to fully and timely perform and observe all terms, covenants, and conditions of the three underlying licenses between it and the Flynt/Hustler organization, including the payment of required minimum and actual royalties to the Flynt/HUSTLER® organization. Further, GloBrands cannot amend the license agreements or waive or release any material right under the underlying Flynt/HUSTLER® licenses. Under the Exclusive Manufacturing and Distribution Agreement, we transmit royalty payments on GloBrands’ behalf directly to the Flynt/HUSTLER® organization.

We have a limited license to use the HUSTLER® brand name for the exclusive purposes of fulfilling our obligations under the Exclusive Manufacturing and Distribution Agreement.

GloBrands’ License to Use the HUSTLER® Brand Name

Our Exclusive Manufacturing and Distribution Agreement with GloBrands implements its three separate product licenses with the Flynt/HUSTLER organization covering three branded products or product groups (condoms, energy drinks and waters, and natural leaf small cigars and premium cigars, electronic cigarettes/cigars, hookahs, and hookah tobacco), with minimum initial term guaranteed payments. The guaranteed payments are a prepayment of, and are applied to, actual royalties of the gross sales price of products, less freight and returns. The licenses authorize worldwide product distribution through mass retail, drug stores, supermarkets, club stores, direct response, pharmacies casinos/nightclubs, convenience stores, internet sales via licensee’s websites, and miscellaneous other outlets. Each license is automatically renewable for an additional five-year term, subject to adjustment to the amount of the guaranteed payments. All manufacturing, labeling, and marketing materials, samples, and representative products are subject to the prior approval of the Flynt/HUSTLER® organization.

Each license is terminable by the Flynt/HUSTLER® organization if any material default by GloBrands is not cured within 60 days after notice (10 days in the case of nonpayment). We are not entitled to receive a copy of any notice of default.

Business Approach

Our GloBrands-HUSTLER® current activities reflect our commitment and ability to assist our clients in developing their licensed brands and to provide a range of products in various categories for markets globally. We can provide complete product development, manufacturing, and distribution services for a wide range of business sectors. From first concept to design, engineering, prototyping, manufacturing, packaging, marketing, inventory control, distribution, shipping, warranty fulfillment, and customer service.

Consumer Product Commercialization—Contract Marketing

In addition to current activities under our GloBrands-HUSTLER® Manufacturing and Distribution Agreement, we are seeking to commercialize one or more consumer products. We identify what we believe to be the need for a product or other demand and then seek a product that may be distributed to address that demand. When we identify a need, but find no suitable available product, we may design our own product for commercialization.

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

Our commercialization efforts include developing product packaging, branding the product, arranging third-party manufacturing, establishing distribution channels, and arranging order fulfillment. We anticipate that these activities will generally be undertaken by third parties under contract. In some cases, we may brand a product under a license to use a third-party’s recognized name, as we did in the case of the discontinued Playboy-branded energy drink; seek an endorsement from a publicly recognized celebrity, sports figure, or other person; or obtain the rights to use the image, likeness, or logo of a product or a person, such as a well-known celebrity. Licensed merchandise is then sold and marketed in the entertainment and sports franchise industries. We anticipate that these products will be introduced into the market under either one uniform brand name or separate trademarked names that we originate and own or acquire by license.

The contract-manufacturing industry specializes in providing the program management, technical and administrative support, and manufacturing expertise required to take products from the early design and prototype stages through volume production and distribution of a quality product on time and at a competitive cost. This full range of services gives the customer an opportunity to avoid large capital investments in plant, inventory, equipment, and staffing, so that instead, it can concentrate on innovation, design, and marketing. By using our contract-manufacturing services, customers have the ability to improve the return on their investment with greater flexibility in responding to market demands and exploiting new market opportunities. Our efforts will be led by our current chief executive officer and others that we may hire as employees or engage as independent contractors.

In previous years, we found that customers increasingly required contract manufacturers to provide complete turn-key manufacturing and material handling services, rather than working on a consignment basis in which the customer supplies all materials, and the contract manufacturer supplies only labor. Turn-key contracts involve design, manufacturing and engineering support, procurement of all materials, and sophisticated in-circuit and functional testing and distribution. The manufacturing partnership between customers and contract manufacturers involves an increased use of “just-in-time” inventory management techniques that minimize the customer’s investment in component inventories, personnel, and related facilities, thereby reducing its costs.

Based on the trends we have observed in the contract-manufacturing industry, we believe we will benefit from the increased market acceptance of, and reliance upon, the use of manufacturing specialists by many original equipment manufacturers, or OEMs, marketing firms, distributors, and national retailers. We believe the trend towards outsourcing manufacturing will continue. OEMs use manufacturing specialists for many reasons, including reducing the time it takes to bring new products to market, reducing the initial investment required, accessing leading manufacturing technology, gaining the ability to better focus resources in other value-added areas, and improving inventory management and purchasing power. An important element of our strategy is to establish partnerships with major and emerging OEM leaders in diverse segments across our target industries. Due to the costs inherent in supporting customer relationships, we focus on customers with which the opportunity exists to develop long-term business relationships. Our goal is to provide our customers with total manufacturing solutions through third-party providers for both new and more mature products, as well as across product generations—an idea we call “Concept to Consumer.”

We have also previously designed, engineered, manufactured, and supplied international electronic consumer products and general merchandise for various marketers, distributors, and retailers selling overseas. We have provided manufacturing services to the direct-response and retail consumer markets. Our experience and expertise enable us to enter a project at various phases: engineering and design; product development and prototyping; tooling; and high-volume manufacturing. Our contacts with Asian suppliers have helped us to maintain our status as an international contract manufacturer for multiple products in a wide variety of industries, which will allow us to target larger-scale contracts.

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

Typically, we may be required to prepay a portion of the purchase order price for materials. In exchange for financial commitments, we may receive dedicated manufacturing responsiveness and eliminate the costly expense associated with capitalizing completely proprietary facilities. For example, we previously expanded our manufacturing capabilities for our beverage division outside the United States to accommodate international customers by contracting with manufacturers in Hungary, The Netherlands, South Africa, and India. This is also the case moving forward with the current branded products manufactured and distributed for GloBrands.

During a typical contract manufacturing sales process, a customer provides us with specifications for the product it wants, and we develop a bid price for manufacturing a minimum quantity that includes manufacture engineering, parts, labor, testing, and shipping. If the bid is accepted, the customer is required to purchase an agreed minimum quantity, and additional product is sold through purchase orders issued under the original contract. Special engineering services are provided at either an hourly rate or a fixed contract price for a specified task.

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

Regulation

We or the products we sell are subject to typical federal, state, and local regulations and laws governing the operations of manufacturing facilities, including environmental disposal, storage, and discharge regulations and laws; employee safety laws and regulations; and labor practices laws and regulations. We and the firms that manufacture the products that we market and distribute typically require compliance with applicable good manufacturing procedures, including FDA 510(k) certification for medical devices such as condoms. We coordinate those efforts and, when we bear the related costs, hold the exclusive rights under those regulatory clearances. We are primarily responsible for complying with importing and interstate shipping licenses, registrations, reporting, and related excise tax payments for tobacco products we handle.

We generally are not required under current laws and regulations to obtain or maintain any specialized or agency-specific other licenses, permits, or authorizations to conduct our manufacturing services, but we must obtain licenses to sell tobacco products in all states. We believe we are in substantial compliance with all relevant regulations applicable to our business and operations. All international sales permits are the responsibility of the local distributors, which are required to obtain all local licenses and permits.

Employees

As of December 31, 2021, we had three full-time employees, including our officers and directors, and tweny-three part-time contract workers. We now rely on part-time and contract workers, independent contractors, and consultants to meet our needs while minimizing fixed overhead. We expect to continue to rely on this strategy in the future as our increasing activities required more personnel.

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

Russia’s recent military intervention in Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty, and risk.

Russia’s military intervention in Ukraine in late February 2022, Ukraine’s widespread resistance, and the NATO-led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty. There is significant risk of expanded military confrontation between Russia and other countries, possibly including the United States, Current and likely additional international sanctions against Russia may contribute to higher costs, particularly for petroleum-based products. These and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to worldwide economic reversals. In these circumstances, our efforts to distribute branded products may be delayed or otherwise negatively impacted.

We may be deemed to be insolvent and may face liquidation.

We may be deemed to be insolvent. We are unable to meet all our obligations as they accrue, and the aggregate amount of our liabilities exceeds the reported value of our assets. Creditors may have the right to initiate involuntary bankruptcy proceedings against us to seek our liquidation. We cannot assure that we would be successful in avoiding liquidation by converting such liquidation proceedings to a Chapter 11 reorganization, which would permit us to develop and propose, for creditor and court approval, a reorganization plan that would enable us to proceed. Even if we were to propose a reorganization plan, any reorganization plan would likely require that we obtain new post-petition funding, which may be unavailable. Further, in the event of bankruptcy, our secured creditors that have encumbrances on all our assets would likely execute and take all our assets, which may leave nothing for other creditors or our stockholders.

The auditors’ report for our most recent fiscal year, like previous years, contains an explanatory paragraph about our ability to continue as a going concern.

We had a net loss from continuing operations of approximately $838,500 during the year ended December 31, 2021, and net income from continuing operations of about $453,000 during the year ended December 31, 2020. We had net income from discontinued operations of approximately $965,000 and $80,000 from discontinued operations in 2021 and 2020, respectively. We had an accumulated deficit of approximately $40.6 million as of December 31, 2021. During the year ended December 31, 2021, operations provided net cash of approximately $345,000. We had current liabilities of approximately $39.5 million and current assets of about $1.1 million, for a working capital deficit of approximately $38.4 million as of December 31, 2021. The report from our auditors on our consolidated financial statements for the years ended December 31, 2021 and 2020, as for several previous years, contains explanatory paragraphs about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan described in the following paragraphs and eventually attain profitable operations.

Continued elevated levels of inflation could adversely impact our business and results of operations.

The United States has recently experienced elevated levels of inflation in prices for petroleum products and most other goods and services. Continued inflation could have complex effects on our business and results of operations, some of which could be materially adverse and could also increase volatility and uncertainty in the business environment. In addition, governmental policy responses to the current inflation environment could further affect our business, such as changes to monetary and fiscal policy. The duration and severity of the current inflationary period, and the governmental responses thereto, are unknown and cannot be estimated with precision.

The impact of the COVID-19 pandemic on our business, financial position, and results of operations continues to be unpredictable and will likely continue to have negative effects on our business and results of operations.

The impacts of the COVID-19 pandemic continue to be highly unpredictable and volatile in light of the potential for a resurgence of infection rates or as a result of future mutations, variants, or related strains of the virus. Recent years have demonstrated the widespread and varying impacts of the pandemic on certain business operations, costs of doing business, supply chain operations, the extent and duration of measures to try to contain the virus (such as travel bans and restrictions, quarantines, shelter-in-place orders, business and government shutdowns, and other restrictions on retailers), our ability to predict future performance, and our financial performance, among other things.

The duration and magnitude of the COVID-19 pandemic impacts on our business operations and overall financial performance is unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable and continuing economic effects on our business and on the worldwide economy could be ruinous. The probability of reoccurrences of virus outbreaks is high and may continue for many months, likely resulting in further government responses and mandates; social distancing; restrictions on travel; and other widespread measures. We cannot predict the impact of recently introduced vaccines, the rate of inoculations, and whether so-called herd immunity will be achieved to reduce adverse impacts. We cannot predict the effect of these circumstances on us and our vendors, customers, and community; the global economy and political conditions; and the health of our employees, contractors, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse effect on our business because of its global economic impact on inflation, national debt, consumer trends, supply chain disruptions, and employment culture. All of these circumstances likely exert similar hardships on those with which we deal, such as vendors, shippers, distributors, and customers. As a result, we will need to continue to adjust our business and expenditures to correlate our activities with business exigencies. These adjustments may include restrictions of executive and employee travel, hiring freezes or delays, and limitations on marketing and other expenditures, the ultimate financial impact and duration of which cannot now be predicted and may well exceed our expectations or our ability to cope with them.

Termination or interruption of our supply relationships and increases in labor costs and the prices of our raw materials will negatively impact our business or financial condition.

The availability and price of materials from which our products are manufactured are affected by a variety of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel-related transportation bottlenecks and costs, competition, and political uncertainty around the world. We may be unable to pass cost increases from our manufacturers on to our customers. In addition, transportation costs and delivery delays have generally increased and may continue to increase. Sometimes cost increases are too immediate for us to be able to pass on to our customers.

Our efforts to market a group of products under the HUSTLER® brand name face all the risks and uncertainties of a developing business.

Manufacturing and marketing products under the HUSTLER® brand name will be subject to all the risks and uncertainties of a developing business, including the difficulties of:

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

Our business will be dependent on GloBrands maintaining the license to use the HUSTLER® brand name.

Our business is fully dependent on GloBrands’ ability to preserve its rights to use the HUSTLER® brand name. We cannot assure that GloBrands will be able to comply with all the terms, covenants, or conditions of the governing license agreement or that GloBrands, the counterparty to our manufacturing agreement, will meet all its obligations to us or HUSTLER, through which GloBrands obtained its rights. Under its licenses with the Flynt/HUSTLER® organization, GloBrands has substantial minimum royalty payments due the Flynt/HUSTLER® organization under each of the three product licenses, and we have no rights to monitor whether GloBrands is making those payments as required or to cure any GloBrands defaults. Further, we cannot assure that HUSTLER® will fulfill its obligations under its agreements to GloBrands. Breaches by any party to the agreements under which we derive our rights to use the HUSTLER® brand name will place the entire business we are currently launching in peril and force us to terminate operations.

All our assets are encumbered to secure the payment of secured convertible debentures that require payments if not previously converted to common stock.

We encumbered all our assets to secure the payment of indebtedness and accrued interest due on secured convertible debentures, of which approximately $2.4 million is required to be repaid by April 2027, if not previously converted. In the event of default in repayment, our secured creditor could exercise its remedies, including the execution on all our assets, which would result in the termination of our activities. We cannot assure that the secured creditor will continue to refrain from aggressive collection efforts. The existence of these secured obligations will likely significantly impair our ability to obtain capital from external sources.

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

Our balance sheet and stockholders’ deficit continue to include liabilities accrued prior to 2013 by our subsidiary, whose operations were discontinued in 2016, but which we still report on our financial statements in accordance with generally accepted accounting principles (“GAAP”). These liabilities include a judgment with a balance of $17.2 million as of December 31, 2021, awarded to Playboy Enterprises, Inc., which is barred by court order from seeking collection against us, the parent, and amounts due to assorted trade creditors and professional firms for services rendered to other subsidiaries prior to 2013, which we believe are barred by the applicable statutes of limitations. The resulting large, past-due liabilities may impair our ability to obtain additional capital or decrease the market in which our common stock is traded.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and, if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002 as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting to allow management to report on such controls.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

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

As of December 31, 2021, we had several agreements or obligations for the possible issuance of common stock that may result in dilution to investors. These include:

●	40,000 shares required for issuance upon the exercise of stock options; and

●	144,264,247 shares required for issuance under our outstanding convertible debentures and promissory notes at approximately $0.10 per share.

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

The U.S. Securities and Exchange Commission has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell these securities to persons other than established customers and accredited investors (generally those with assets more than $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction before the purchase.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We sublease a 2,500-square-foot office, showroom, and warehouse in Las Vegas, NV, for $2,500 per month from GloBrands under a lease that expires in October 2022. We believe that the facilities described above are generally in good condition, well maintained, and suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. All judgments, including interest, have been booked as liabilities, except where we believe collection or enforcement of the judgments is barred by the applicable statute of limitations, in which case the liabilities have been eliminated. We consider litigation reduced to judgment as no longer pending. However, in certain circumstances, a litigant can initiate further proceedings following the entry of a non-appealable final judgment and the passage of the applicable statute of limitations on the enforcement of a judgment to seek enforcement or further relief. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of December 31, 2021, we were not a party to any material pending litigation, and no lawsuits have been threatened by or against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Pink tier of the OTC Markets Group under the trading symbol “CIRX.” These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Since our inception, the sporadic trading activity in our common stock and the price fluctuations have been volatile, and we cannot assure that any market for our common stock will be maintained.

The following table sets forth the range of low and high closing sale prices for our common stock for each of the periods indicated, as reported and summarized by the Pink tier of the OTC Markets Group:

	Low	High
2021:
Fourth Quarter	0.03	0.08
Third Quarter	0.05	0.09
Second Quarter	0.04	0.10
First Quarter	0.03	0.09

2020:
Fourth Quarter	0.02	0.10
Third Quarter	0.03	0.04
Second Quarter	0.02	0.11
First Quarter	0.01	0.13

On April 14, 2022, the closing price per share for the most recent sale of our common stock on the Pink tier of the OTC Markets Group was $0.06. We have 498 stockholders of record of our common stock. As of April 14, 2022, we had 4,945,417 shares of our common stock issued and outstanding.

Our shares of common stock are subject to the “penny stock” and other rules of the Exchange Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell these securities to persons other than established customers and accredited investors (generally those with assets more than $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).

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

Dividends

Holders of shares of common stock are entitled to receive dividends for our common stock when, as, and if declared by the board of directors out of funds legally available therefor. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the board of directors and will depend upon the number of factors, including future revenues, capital requirements, overall financial condition, and such other factors as our board of directors deems relevant.

Equity Compensation Plan

The following table provides information as of December 31, 2021, respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)(c)

Equity compensation plans approved by security holders	40,000	$0.06	350,000
Equity compensation plans not approved by security holders	—	—	—
Total	40,000	$0.06	350,000

Recent Sales of Unregistered Securities

During 2021, the holder of our outstanding convertible debenture converted $6,750 of accrued but unpaid interest into 225,000 shares of our common stock. This conversion resulted in the reduction of the balance due on these debentures but did not generate cash proceeds. The common stock was issued in reliance on the exemption from registration set forth in Section 4(a)(1) of the Securities Act of 1933, as amended. No underwriter participated.

ITEM 6. [RESERVED]

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

During the year ended December 31, 2021, our expanded business activities generated revenue of $2,923,269. In 2020, we completed phase one and two of our development of all HUSTLER®-branded products, which enabled us to generate revenue of $1,732,625 during the year ended December 31, 2020, related to our 2019 five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

Going Concern

We have suffered substantial losses. The future of our company is dependent upon our ability to continue to generate revenues sufficient to offset operating costs or recover start-up costs under our GloBrands-HUSTLER® Exclusive Manufacturing and Distribution Agreement signed in December 2019. Management intends to seek additional capital through a private placement or public offering of its common stock, if necessary. Our auditors have expressed a going concern in their opinion, which raises substantial doubts about our ability to continue as a going concern.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

Sales and Cost of Sales

We had revenues of $2,923,269 and $1,732,625 during the years ended December 31, 2021 and 2020, respectively. Revenues during the years ended December 31, 2021 and 2020, were derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. Costs of sales were $1,024,444, or 35% of revenue, and $896,273, or 51% of revenue, during 2021 and 2020, respectively. The improved margin in the latter year reflects production and purchasing efficiencies as our operations increased.

Operating Expenses

During the year ended December 31, 2021, selling, general, and administrative expenses and employee costs were approximately $2,139,000, as compared to approximately $758,000 for the same period in 2020, an almost three-fold increase because of increased operations in 2021 from executing our business plan.

Other Income and Expense

Other income and expenses during the year ended December 31, 2021, consisted of interest expense of approximately $680,000, loss on the fair value of derivative liabilities of approximately $16,000, gain on forgiveness of debt of approximately $13,000, gains on the write-off of accounts payable of approximately $1.2 million and other income of approximately $1,000. Other income and expenses during the year ended December 31, 2020, consisted of interest expense of approximately $658,000, a loss of disposal of equipment of approximately $10,000, losses of the fair value of derivative liabilities of approximately $23,000, gains on the write-off of accounts payable of approximately $1.0 million, and other income of $42,000.

As a result of the foregoing, we had a net profit from continuing operations of approximately $267,000 during the year ended December 31, 2021, as compared to $453,000 during the year ended December 31, 2020.

Liquidity and Capital Resources

We had a history of losses from operations prior to 2020, as our expenses had been greater than our revenues, which had ceased entirely several years earlier. Our accumulated deficit was approximately $77.8 million at December 31, 2021. For the year ended December 31, 2021, we used approximately $103,000 of cash in operating, investing, and financing activities, compared to generating cash of approximately $108,000 for the prior year from operating and financing activities.

During the year ended December 31, 2021, we generated approximately $345,000 of net cash in operations, comprised of net income from continuing operations of approximately $114,000, income from discontinued operations of approximately $153,500, noncash expenses of approximately $1.1 mil, and changes in working capital of approximately $1.1 mil. The net change in working capital was primarily driven by increase in accrued interest of approximately $574,000, accounts payable of approximately $540,000 and accrued payroll and compensation of approximately $357,000.

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

During the year ended December 31, 2021, we used approximately $443,000 of net cash from financing activities mainly comprised of repayments on related-party loans that totaled $448,000 and proceeds from non-related-party loans of $5,000.

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

Convertible Debentures and Notes Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.6 million as of December 31, 2021. We also have four additional convertible debentures with Tekfine with maturity dates ranging from February 28, 2022, until May 30, 2022, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

We have received advances from related parties totaling $5,000 and $11,500 during the years ended December 31, 2021 and 2020, respectively, as well as making repayments on related-party loans of $448,335 and $467,409 during the years ended December 31, 2021 and 2020, respectively. Additionally, related parties paid expenses on our behalf of $1,940 during the years ended December 31, 2020. The advances are non-interest-bearing, due on demand, and are included in current liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2021, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2021, and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Title	Tenure

Iehab Hawatmeh	55	President, Chief Executive Officer,	July 2000 to date
		Chief Financial Officer, Chairman
Kathryn Hollinger	71	Director, Controller	August 2011 to date

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2021, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except that two officers failed to report options earned and options that expired during the fiscal year.

Code of Ethics

We expect that all directors, officers, and employees will maintain a high level of integrity in their dealings with us and on our behalf and will act in our best interests. We have adopted a Code of Business Conduct and Ethics that provides principles of conduct and ethics for our directors, officers, and employees. This Code of Ethics is available on our website at www.cirtran.com under “Investor Relations—Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)		Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)

Iehab J. Hawatmeh(1)	2021	345,000	-	-	139	(2)	-	-	15,600	(3)	360,739
President, Chief Executive Officer	2020	345,000	-	-	42	(2)	-	-	17,417	(3)	362,459

Kathryn Hollinger(4)	2021	55,000	10,000	-	46	(2)	-	-	5,000	(5)	70,046
	2020	55,000	10,000	-	14	(2)	-	-	5,000	(5)	70,014

(1)	Mr. Hawatmeh accrued his full salary in 2020 and $296,500 of his salary in 2021, he has not yet received any of his 2020 salary.
(2)	The amount is the fair value of the option awards on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See note 2 to our consolidated financial statements.
(3)	Includes $12,000 for car allowance for each of 2021 and 2020 and $3,600 and $5,417 for medical insurance premiums for 2021 and 2020.
(4)	Ms. Hollinger’s compensation listed in this table is for her services as our controller.
(5)	Fees accrued as director compensation.

Employment Agreements—Change in Control

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017, with a salary in an amount and commencement date to be determined. In July 2017, Mr. Hawatmeh resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, in September 2017, we reinstated Mr. Hawatmeh to his previous positions and reinstated his employment agreement. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. All cash amounts payable to Mr. Hawatmeh more than an aggregate of $120,000 per year are accrued and will not be paid until the secured convertible debenture is paid or converted to common stock.

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

During the year ended December 31, 2021, we were obligated to issue options to purchase 6,000 shares to Mr. Hawatmeh but did not issue the options until after the end of the period.

During the years ended December 31, 2021 and 2020, we accrued for 6,000 and 6,000 stock options, respectively, relating to this employment agreement. The fair market value of the options issued during the year ended December 31, 2021 and 2020, was $139 and $42, respectively.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information regarding unexercised options, stock that has not vested, and equity incentive plan awards owned by the Named Executive Officers as of December 31, 2021:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Iehab Hawatmeh	—	6,000	—	0.10	01/20/22	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	01/20/22	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.10	01/20/23	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	01/20/23	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.10	04/01/24	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	04/01/24	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.01	01/06/25	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.01	01/06/25	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.01	01/06/26	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.01	01/06/26	—	—	—	—

Director Compensation

Except for Iehab Hawatmeh, who is also our chief executive officer, we pay our directors $5,000 per year to serve on our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 15, 2022, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 4,945,417 shares of common stock outstanding.

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
Iehab J. Hawatmeh	Common stock	211,554	4.3
	Options(2)	30,000	*
		241,554	4.7

Directors:
Iehab J. Hawatmeh	Common stock	211,554	4.3
	Options(2)	30,000	*
		241,554	4.7

Kathryn Hollinger	Common stock	26,003	*
	Options(3)	10,000	*
		36,003	*

All Executive Officers and Directors as a Group (2 persons):	Common stock	237,557	4.8
	Options(2)(3)	40,000	*
	Total	277,557	5.4

*	Less than one percent.
(1)	Address for all stockholders is 6360 S Pecos Road, Suite 8, Las Vegas, NV 89120.
(2)	Includes options to purchase shares that have been accrued for services provided during the preceding fiscal years and that have not expired. These options can be exercised any time at exercise prices ranging from $0.10 to $0.01 per share.
(3)	Includes options to purchase shares that have been accrued for services provided the preceding fiscal years and that have not expired. These options can be exercised any time at exercise prices ranging from $0.10 to $0.01 per share.

The persons named in the above table have sole voting and dispositive power respecting all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined according to the rules of the U.S. Securities and Exchange Commission, and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security. Each director, officer, or 5% or more stockholder has furnished the information respecting beneficial ownership.

Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

Changes in Control

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND

RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is set forth below for any transaction during the preceding fiscal year to which we were a party and in which any of our officers and directors or any holder of more than 10% of any class of our stock had or is deemed to have a material interest.

Related-Party Transactions

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2021, the principal amount owing on the note was $151,833. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). These notes accrue interest at 12% per annum and are due on demand. We made no payments towards the outstanding notes during 2021. The principal balance owing on the notes as of December 31, 2021, of $72,466 is included in liabilities from discontinued operations.

During the year ended December 31, 2021, we made repayments to related parties of $188,877 and had other noncash reductions of $82,018. There were $21,882 of short-term advances due to related parties as of December 31, 2021. The advances are due on demand and included in current liabilities. No demand for payment has been made.

As of December 31, 2021, we owed our president a total of $433,379 in unsecured advances due on demand.

As of December 31, 2021, we owed $13,740 to a related party through trade payables incurred in the normal course of business.

During the year ended December 31, 2021, we had a net decrease in deposits with a related-party inventory supplier totaling $232,291. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $1,186,645 during the year ended December 31, 2021.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, none of our directors is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Fruci & Associates II, PLLC has served as our independent registered public accounting firm since July 2020.

Audit Fees

For our fiscal year ended December 31, 2021, we were billed approximately $18,000 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2020, we were billed approximately $28,500 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2021 and 2020, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2021 and 2020, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021 and 2020.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, our board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

All professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

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

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

(b)	The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed July 17, 2000

3.02	Amended and Restated Bylaws	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011

3.03	Articles of Amendment to Articles of Incorporation of CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011

3.04	Second Amendment to Articles of Incorporation of CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed May 8, 2015

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2019, filed May 29, 2020

4.02	Amended, Restated, and Consolidated Secured Convertible Debenture No. TK-1 in the amount of $3,437,798 payable to Tekfine, LLC	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

4.03	Secured Convertible Debenture No. TK-2 in the amount of $200,000 payable to Tekfine, LLC	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

4.04	Amendment No. 1 to Secured Convertible Debenture between CirTran Corporation and Tekfine, LLC, effective April 20, 2018	Incorporated by reference from the registration statement on Form 10 filed May 11, 2018

4.05	Amendment No. 2 to Secured Convertible Debenture between CirTran Corporation and Tekfine, LLC, effective May 12, 2020	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2019, filed May 29, 2020

Item 10.	Material Contracts
10.42**	Employment Agreement with Iehab Hawatmeh dated August 1, 2009	Incorporated by reference from our Annual Report on Form 10-K/A for the year ended December 31, 2011, filed April 30, 2012

10.49	CirTran Corporation 2013 Incentive Plan	Incorporated by reference from our Registration Statement on Form S-8 filed August 26, 2013

10.53**	Amendment No. 1 to Employment Agreement with Iehab J. Hawatmeh	Incorporated by reference from the registration statement on Form 10/A filed June 18, 2018

10.55	Exclusive Manufacturing and Distribution Agreement dated December 30, 2019	Incorporated by reference from our Current Report on Form 8-K filed January 27, 2020

10.56	Commercial Lease dated November 29, 2019	Incorporated by reference from our Current Report on Form 8-K filed January 27, 2020

Item 21.	Schedule of Subsidiaries
21.01	Schedule of Subsidiaries	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2019, filed May 29, 2020

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

Item 101***	Interactive Data File
101.INS	Inline XBRL Instance Document	This filing

101.SCH	Inline XBRL Taxonomy Extension Schema	This filing

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	This filing

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	This filing

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	This filing

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.
**	Identifies each management contract or compensatory plan or arrangement required to be filed.
***	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRTRAN CORPORATION

Date: April 15, 2022	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2022	/s/ Iehab Hawatmeh
Iehab Hawatmeh, Director, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Date: April 15, 2022	/s/ Kathryn Hollinger
Kathryn Hollinger, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CirTran Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CirTran Corporation and Subsidiaries (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a significant accumulated deficit and working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition – Refer to Note 2 to the financial statements

Description of the Critical Audit Matter

As discussed in Note 2, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services.

Significant judgment is exercised by the Company in determining revenue recognition for products and services, and includes the following:

●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized.
●	Determination of stand-alone selling prices for each distinct performance obligation.

Auditing management’s revenue recognition was highly judgmental due to the significant estimation required for the recognition of revenue.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following, among others:

●	We evaluated management's significant accounting policies related to revenue recognition and reviewed underlying customer invoices for reasonableness of the application of ASC 606.
●	We obtained and read contract source documents for selected revenue transactions and tested management’s treatment of those terms.
●	We tested the accuracy and completeness of selected revenue transactions during the year ended December 31, 2021.

We have served as the Company’s auditor since 2020.

Spokane, Washington

April 15, 2022

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$5,472	$108,147
Inventory	537,961	325,252
Deposits on inventory	11,639	53,900
Deposits on inventory - related party	87,042	319,333
Accounts receivable	212,244	16,966
Other current assets	267,820	118,844
Total current assets	1,122,178	942,442
Investment in securities at cost	300,000	300,000
Right-of-use asset	22,291	50,409
Property and equipment, net of accumulated depreciation	18,899	18,299
Total assets	$1,463,368	$1,311,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,923,968	$1,347,870
Lease liability, current	22,291	28,118
Related-party payable	13,740	13,740
Short-term advances payable	58,366	109,904
Short-term advances payable - related parties	21,882	287,776
Accrued liabilities	1,338,349	1,354,539
Accrued payroll and compensation expense	4,441,398	4,133,346
Accrued interest, current portion	4,880,219	2,824,948
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	313,274	521,194
Derivative liability	938,794	922,654
Liabilities from discontinued operations	25,189,136	26,153,820
Total current liabilities:	39,495,701	38,052,193
Lease liability, long-term	—	22,291
Accrued interest, net of current portion	—	1,490,951
Note payable, net of current portion	656,000	656,000
Convertible debenture, net of current portion, net of discount	1,876,621	1,787,816
Total liabilities	42,028,322	42,009,251

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 and 4,720,417 shares issued and outstanding at December 31, 2021 and 2020, respectively	4,945	4,720
Additional paid-in capital	37,233,561	37,226,851
Accumulated deficit	(77,803,460)	(77,929,672)
Total stockholders’ deficit	(40,564,954)	(40,698,101)

Total liabilities and stockholders’ deficit	$1,463,368	$1,311,150

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Net sales	$2,923,269	$1,732,625
Cost of sales	1,024,444	896,273
Gross profit	1,898,825	836,352

Operating expenses:
Employee costs	496,219	292,420
Selling, general and administrative expenses	1,630,592	465,518
Total operating expenses	2,126,811	757,938

(Loss) income from operations	(227,986)	78,414

Other income (expense)
Interest expense	(680,428)	(658,654)
Loss on disposal of equipment	—	(9,771)
Gain on forgiveness of debt	12,918	—
Gain on write off of accounts payable	72,158	1,023,471
Gain (loss) on derivative valuation	(16,143)	(22,822)
Other income	1,008	42,000
Total other (expense) income	(610,487)	374,224

Net (loss) income from continuing operations	(838,473)	452,638

Income from discontinued operations	964,685	79,496

Net income	$126,212	$532,134

Net (loss) income from continuing operations per common share, basic	$(0.17)	$0.10
Net income from continuing operations per common share, diluted	0.00	0.00
Net income from discontinued operations per common share, basic	$0.20	$0.02
Net income from discontinued operations per common share, diluted	0.01	0.00
Net income per share, basic	$0.03	$0.12
Net income per share, diluted	0.00	0.00
Basic and diluted weighted average common shares outstanding	4,891,170	4,555,718
Diluted weighted average common shares outstanding	144,264,247	172,317,270

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	4,500,417	$4,500	$37,222,615	$(78,461,806)	$(41,234,691)
Stock option expense	—	—	56	—	56
Common stock issued for conversion of accrued interest	220,000	220	4,180	—	4,400
Net income				532,134	532,134
Balance, December 31, 2020	4,720,417	4,720	37,226,851	(77,929,672)	(40,698,101)
Stock option expense	—	—	185	—	185
Common stock issued for conversion of accrued interest	225,000	225	6,525	—	6,750
Net income	—	—	—	126,212	126,212
Balance, December 31, 2021	4,945,417	$4,945	$37,233,561	$(77,803,460)	$(40,564,954)

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$126,212	$532,134
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Income from discontinued operations	(964,685)	(79,496)
Depreciation expense	3,198	373
Loss on derivative valuation	16,143	22,822
Debt discount amortization	88,805	115,211
Loss on disposal of equipment	—	9,771
Stock option expense	185	56
Gain on forgiveness of debt	(12,918)	—
Gain on write off of accounts payable	(72,158)	(1,023,471)
Amortization of right-of-use asset to rent expense	28,118	6,813
Expenses paid on our behalf by a related party	—	1,940
Changes in operating assets and liabilities:
Inventory	(212,709)	(306,438)
Deposits on inventory	42,261	(53,900)
Deposits on inventory - related party	232,291	(319,333)
Accounts receivable	(195,278)	(16,966)
Other current assets	(148,976)	(117,634)
Accounts payable	576,098	255,282
Accrued liabilities	(16,190)	640,560
Payments for lease liability	(28,118)	(6,813)
Accrued payroll and compensation	308,052	375,710
Accrued interest	574,127	543,255
Net cash provided by continuing operating activities	344,458	579,876
Net cash provided by (used in) discontinued operations	—	(115,537)
Net cash provided by operating activities	344,458	464,339

Cash flows from investing activities:
Purchase of equipment	(3,798)	(18,672)
Net cash used in investing activities	(3,798)	(18,672)

Cash flows from financing activities:
Proceeds from bank overdraft	—	(1,611)
Proceeds from convertible loans payable	—	15,000
Proceeds from related-party loans	5,000	11,500
Repayments of related-party loans	(396,797)	(467,409)
Proceeds from loan payable	—	156,000
Repayments of loans payable	(51,538)	(51,000)
Net Cash used in financing activities	(443,335)	(337,520)

Net change in cash	(102,675)	108,147
Cash, beginning of year	108,147	—
Cash, end of year	$5,472	$108,147

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Initial measurement of derivative liability	$—	$5,753
Common stock issued for conversion of accrued interest	$6,750	$4,400

The accompanying notes are an integral part of these financial statements.

CIRTRAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the company and our wholly owned subsidiaries: CirTran Products Corp., LBC Products, Inc., and CirTran Asia, Inc. Intercompany accounts and transactions have been eliminated in consolidation

Use of Estimates

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may exceed the Federal Deposit Insurance Corporation insurable limit.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2021 or 2020.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from three to ten years. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the estimated useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred. Gains or losses on dispositions of property and equipment are included in operating results.

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

During the years ended December 31, 2021 and 2020, we recognized revenue of $60,500 and $515,000, respectively, related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptance of work product related to those milestones: namely, product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified, and therefore, no asset has been recorded for customer acquisition costs. We have not recognized impairment losses related to the receivables from these contracts during the years ended December 31, 2021 and 2020.

Additionally, we recognized revenues of $2,862,769 and $1,217,625 during the years ended December 31, 2021 and 2020, respectively, related to the delivery of product to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfillment of our performance obligations therein, typically limited to the delivery of product.

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

The adoption of the standard resulted in recording right-of-use (“ROU”) assets and operating lease liabilities of $22,291 as of December 31, 2021. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the lease does not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Although considered, we determined it was appropriate to exclude future renewal terms from the capitalization of our operating lease.

We have one lease in effect requiring minimum monthly payments of $2,500 through October 2022. We have determined the appropriate discount rate to be 5% based on our other borrowings secured by assets. A summary of future payments due under the terms of the lease as of December 31, 2021, is as follows:

Total future payments	$22,500
Implied interest	(209)
Operating lease liability as of December 31, 2021	$22,291

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at December 31, 2021 and 2020. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the years ended December 31, 2021 or 2020.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and totaled $11,639 (non-related-party) and $87,042 (related-party) as of December 31, 2021, and $53,900 (non-related-party) and $319,333 (related-party) as of December 31, 2020.

On most of tobacco related products, the Company pays in advance for Federal Excise Taxes and State Excise Taxes prior to receiving product. The Company accrues those taxes on its balance sheet and expenses them per-unit basis as sold.

Inventory balances consisted of the following:

	December 31, 2021	December 31, 2020
Finished goods	$501,929	$526,372
Raw materials	36,032	40,803
Reserve for obsolescence	—	(241,923)
Total	$537,961	$325,252

Stock-Based Compensation

We have outstanding stock options to directors and employees, which are described more fully in Note 13–Stock Options and Warrants. We account for our stock options in accordance with ASC 718-10, Accounting for Stock Issued to Employees, and ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, as updated, which requires the recognition of the cost of employee services received in exchanged for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718-10 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). There was no impact to our methodology for accounting for equity-based compensation as a result of adopting ASC 718-10 and ASU 2018-07.

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

	Total Fair Value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$938,794	$-	$-	$938,794

	Total Fair Value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$922,654	$-	$-	$922,654

Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were 144,264,247 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the year ended December 31, 2021, due to the anti-dilutive effect these would have on net loss per share. There were 167,761,552 such shares issuable as of December 31, 2020. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported.

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. We had a working capital deficiency of $38,373,523 as of December 31, 2021, and net income from continuing operations of $838,473 for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $77,803,460. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

NOTE 4 — PROPERTY AND EQUIPMENT

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

Property and equipment and estimated service lives consist of the following:

	December 31, 2021	December 31, 2020	Useful Life (years)
Furniture and office equipment	$3,798	$-	5-10
Vehicles	18,672	18,672	3-7
Total	22,470	18,672
Less: accumulated depreciation	(3,571)	(373)
Property and equipment, net	$18,899	$18,299

We recorded $3,198 and $373 of depreciation expense during the years ended December 31, 2021 and 2020.

NOTE 5 — RELATED-PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2021 and 2020, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of December 31, 2021 and 2020, was $72,466 and $72,466, respectively. No demand for payment has been made.

During the year ended December 31, 2021, we made repayments to related parties of $396,797 and had other noncash reductions of $82,018. During the year ended December 31, 2020, we made repayments to related parties of $467,409 and received $11,500. There were $21,882 and $287,776 of short-term advances due to related parties as of December 31, 2021 and 2020, respectively. The advances are due on demand and included in current liabilities. No demand for payment has been made.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of his employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise $0.10. We issued options to purchase 6,000 and 6,000 shares of common stock during the years ended December 31, 2021 and 2020, respectively. There were options to purchase 6,000 shares of common stock that expired during each year ended December 31, 2021 and 2020. Mr. Hawatmeh held outstanding options to purchase 30,000 and 30,000 shares of common stock as of December 31, 2021 and 2020, respectively. See Note 13–Stock Options and Warrants.

As of December 31, 2021 and 2020, we owed our president a total of $433,379 and $868,528, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of December 31, 2021 and 2020, we owed a total of $13,740 and $13,740, respectively, to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the year ended December 31, 2021, we had a net decrease in deposits with a related-party inventory supplier totaling $232,291. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $1,186,645 and $643,772 during the years ended December 31, 2021 and 2020, respectively.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	December 31, 2021	December 31, 2020

Tax liabilities	$545,221	$557,894
Other	793,128	796,645
Total	$1,338,349	$1,354,539

Other accrued liabilities as of December 31, 2021 and 2020, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $718,535 and $751,645, respectively.

Accrued payroll and compensation liabilities consist of the following:

	December 31, 2021	December 31, 2020

Director fees	$135,000	$135,000
Bonus expenses	121,858	121,858
Commissions	2,148	2,148
Consulting	575,322	-
Administrative payroll	3,607,070	3,874,340
Total	$4,441,398	$4,133,346

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Commitments to GloBrands, LLC

Our December 2019 Exclusive Manufacturing and Distribution Agreement with GloBrands grants to us the exclusive right to manufacture, distribute, and sell specified products, including the authority to deal directly with distribution chain participants and to collect all product payments. We are authorized to retain from the collected sales proceeds an amount equal to 120% of our cost of goods sold, plus 10% of gross sales of the covered products. GloBrands reimburses us 105% of certain of our media placement expenses. Our GloBrands’ agreement term extends through November 30, 2024, subject to earlier termination by either party following 60 days’ notice of uncured material default.

From time to time, GloBrands, LLC agrees to advance funds to the Company to assist in precuring inventory due to long lead times and to avoid last minute high cost of shipping. These advances are booked under Accrued Liabilities. In addition, the Company bills GloBrands under its agreement monthly, those amounts get netted out of the advances made.

Our agreement with GloBrands is subject in all respects to its rights as licensee under its licensing agreements with the Flynt/HUSTLER® organization to use the HUSTLER® brand name. The Flynt/HUSTLER® organization has approved our manufacturing and distribution arrangement. GloBrands is obligated to fully and timely perform and observe all terms, covenants, and conditions of the three underlying licenses between it and the Flynt/Hustler organization, including the payment of required minimum and actual royalties to the Flynt/HUSTLER® organization. Further, GloBrands cannot amend the license agreements or waive or release any material right under the underlying Flynt/HUSTLER® licenses. Under the Exclusive Manufacturing and Distribution Agreement, we transmit royalty payments on GloBrands’ behalf directly to the Flynt/HUSTLER® organization.

We have a limited license to use the HUSTLER® brand name for the exclusive purposes of fulfilling our obligations under the Exclusive Manufacturing and Distribution Agreement

Litigation and Claims

Various vendors, service providers, and others have asserted legal claims in previous years. These creditors generally are not actively seeking collection of amounts due to them, and we have determined that the probability of realizing any loss on these claims is remote and will seek to compromise and settle at a deep discount any of such claims that are asserted for collection. These amounts are included in our current liabilities, except where we believe collection or enforcement of the judgments is barred by the applicable statute of limitations, in which case the liabilities have been eliminated. We have not accrued any liability for claims or judgments that we have determined to be barred by the applicable statute of limitations, which generally is eight years for judgments in Utah.

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment of $6.6 million to Playboy against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of December 31, 2021 and 2020, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which required us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we paid taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which required us to pay the IRS 5% of cash deposits. The monthly payments were to continue until the account balances were paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. Amounts of $525,238 and $673,645 were due as December 31, 2021 and 2020, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $296,500 was accrued during the year ended December 31, 2021.

We also have an oral agreement with our other director that requires us to issue options to purchase 2,000 shares of our common stock each year.

During the years ended December 31, 2021 and 2020, we granted options to purchase 8,000 and 8,000 shares of common stock, respectively, to Mr. Hawatmeh and Ms. Hollinger. We recorded expenses totaling $185 and $56 during the years ended December 31, 2021 and 2020, respectively, for these options. We have no other agreements requiring the grant of options.

License Agreements

We have entered into agreements requiring us to pay certain royalties for the manufacture and distribution of licensed products. Fees are based on a percentage of sales and remitted quarterly and are included in cost of sales for financial reporting purposes.

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2021	December 31, 2020

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long-term)	500,000	500,000
Small Business Administration loan	156,000	156,000
Total	$746,000	$746,000

There was $252,665 and $205,165 of accrued interest due on these notes as of December 31, 2021 and 2020, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	December 31, 2021	December 31, 2020

Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on February 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on December 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(524,623)	(613,428)
Total	$2,140,905	$2,052,100
Less: current portion	(264,284)	(264,284)
Long-term portion	$1,876,621	$1,787,816

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion. During the year ended December 31, 2021, the convertible debenture holder converted $6,750 of accrued but unpaid interest into 225,000 shares of our common stock. During the year ended December 31, 2020, the convertible debenture holder converted $4,400 of accrued but unpaid interest into 220,000 shares of our common stock.

As of December 31, 2021 and 2020, we had accrued interest on the convertible debentures totaling $1,655,037 and $1,528,511, respectively, of which $55,710 and $41,960 was current and $1,599,328 and $1,486,551 was long term, respectively. As of December 31, 2021 and 2020, the debentures, including accrued but unpaid interest, were convertible into 144,264,247 and 167,761,552 shares of our common stock, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of December 31, 2021, using the following assumptions:

Volatility	36.5% - 103%
Risk-free rates	0.41% - 0.90%
Stock price	$0.035
Remaining life	0.25- 5.33 years

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $16,143 and $22,822 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the fair market value of the derivatives aggregated $938,794 and $922,654, respectively.

NOTE 11 – COMMON STOCK TRANSACTIONS

We are authorized to issue up to 100,000,000 shares of $0.001 par value common stock.

During the year ended December 31, 2021, we issued a total of 225,000 shares of common stock for the conversion of $6,750 of accrued interest.

During the year ended December 31, 2020, we issued a total of 220,000 shares of common stock for the conversion of $4,400 of accrued interest.

NOTE 12 — INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income, the company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The U.S. federal income tax rate of 21% is being used.

We have not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2021 and 2020, applicable under FASB ASC 740, Income Taxes. We did not recognize any adjustment to the liability for an uncertain tax position and, therefore, did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All our tax returns remain open.

As of December 31, 2021 and 2020, we had net operating loss carryforwards for tax reporting purposes of approximately $20.2 million and $19.0 million, respectively. During the year ended December 31, 2019, we dissolved four subsidiaries that had total net operating loss carryforwards of approximately $8.9 million, which were forfeited upon dissolution, reducing our deferred tax asset by approximately $1.9 million. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed in Note 6 – Other Accrued Liabilities.

	2021	2020
Deferred Tax Assets:
NOL Carryover	$1,244,300	$3,791,763
Less valuation allowance	(1,244,300)	(3,791,763)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	2021	2020
Book income (loss)	$23,900	$111,023
Change in payroll accruals	74,900	75,142
Stock option expense	39	11
Amortization of debt discount	18,650	23,042
Change in derivative liability	3,390	4,564
Valuation allowance	(102,190)	142,749
	$—	$—

NOTE 13 — STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the years ended December 31, 2021 and 2020, we granted to employees 8,000 and 8,000 options to purchase shares of common stock.

The 8,000 options granted during the year ended December 31, 2021, were valued using the following assumptions: estimated five-year term, estimated volatility of 91%, and a risk-free rate of 1.61%.

The 8,000 options granted during the year ended December 31, 2020, were valued using the following assumptions: estimated five-year term, estimated volatility of 103%, and a risk-free rate of 0.10%.

As of December 31, 2021 and 2020, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

As of December 31, 2021, there were 40,000 options issued and vested with a weighted average exercise price of $0.08 and a weighted average remaining life of 2.92 years. Outstanding options as of December 31, 2021, consisted of:

Exercise Price	Count	Average Exercise	Remaining Life	Exercisable
$0.01	16,000	0.01	3.88	16,000
$0.10	24,000	0.10	1.62	24,000
Total	40,000	0.08	2.92	40,000

NOTE 14—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of December 31, 2021 and 2020, as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the years ended December 31, 2021 and 2020.

Total assets and liabilities included in discontinued operations were as follows:

	December 31, 2021	December 31, 2020
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$18,338,848	$19,456,998
Accrued liabilities	589,380	589,380
Accrued interest	1,329,692	1,176,226
Accrued payroll and compensation expense	131,108	131,108
Current maturities of long-term debt	239,085	239,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,784,773	2,784,773
Total liabilities from discontinued operations	$25,189,136	$26,153,820

Net (loss) income from discontinued operations for the years ended December 31, 2021 and 2020, were comprised of the following components:

	Years ended December 31,
	2021	2020
Other income (expense):
Interest expense	(153,465)	(153,886)
Gain on write off of accounts payable	1,118,150	233,382
Total other income	964,685	79,496
Net income from discontinued operations	$964,685	$79,496

NOTE 15 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

