Form 10-Q
period 2022-06-30
CIRTRAN CORP
filed 2022-08-22
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2022, there were 4,945,417 shares of common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$6,846	$5,472
Inventory	739,709	537,961
Deposits on inventory	40,410	11,639
Deposits on inventory - related party	245,007	87,042
Accounts receivable	153,621	212,244
Other current assets	286,166	267,820
Total current assets	1,471,759	1,122,178
Investment in securities at cost	300,000	300,000
Right-of-use asset	7,697	22,291
Property and equipment, net of accumulated depreciation	17,025	18,899
Total assets	$1,796,481	$1,463,368

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,113,664	$1,923,968
Lease liability, current	7,697	22,291
Related-party payable	13,740	13,740
Short-term advances payable	58,366	58,366
Short-term advances payable - related parties	21,882	21,882
Accrued liabilities	1,684,375	1,338,349
Accrued payroll and compensation expense	4,626,777	4,441,398
Accrued interest, current portion	5,094,422	4,880,219
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	182,129	313,274
Derivative liability	972,746	938,794
Liabilities from discontinued operations	25,265,238	25,189,136
Total current liabilities:	40,395,320	39,495,701
Note payable, net of current portion	656,000	656,000
Convertible debenture, net of current portion, net of discount	1,921,533	1,876,621
Total liabilities	42,972,853	42,028,322

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 shares issued and outstanding	4,945	4,945
Additional paid-in capital	37,233,561	37,233,561
Accumulated deficit	(78,414,878)	(77,803,460)
Total stockholders’ deficit	(41,176,372)	(40,564,954)

Total liabilities and stockholders’ deficit	$1,796,481	$1,463,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$526,921	$700,656	$1,218,689	$1,320,055
Cost of sales	178,474	262,411	410,853	464,059
Gross profit	348,447	438,245	807,836	855,996

Operating expenses
Employee costs	134,494	135,077	267,000	268,965
Selling, general and administrative expenses	317,594	359,297	693,771	638,595
Total operating expenses	452,088	494,374	960,771	907,560

Loss from operations	(103,641)	(56,129)	(152,935)	(51,564)

Other income (expense)
Interest expense	(175,081)	(168,726)	(348,432)	(335,214)
Gain (loss) on derivative valuation	2,104	13,131	(33,949)	(114,660)
Total other expense	(172,977)	(155,595)	(382,381)	(449,874)

Net loss from continuing operations	(276,618)	(211,724)	(535,316)	(501,438)

Loss from discontinued operations	(38,297)	(38,261)	(76,102)	(76,102)

Net loss	$(314,915)	$(249,985)	$(611,418)	$(577,540)

Net loss from continuing operations per common share, basic and diluted	$(0.04)	$(0.04)	$(0.10)	$(0.10)
Net loss from discontinued operations per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net loss per common share, basic and diluted	$(0.05)	$(0.05)	$(0.12)	$(0.12)
Basic and diluted weighted average common shares outstanding	4,945,417	4,945,417	4,945,417	4,928,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	4,945,417	$4,945	$37,233,561	$(77,803,460)	$(40,564,954)
Net loss	—	—	—	(296,503)	(296,503)
Balance, March 31, 2022	4,945,417	4,945	37,233,561	(78,099,963)	(40,861,457)
Net loss	—	—	—	(314,915)	(314,915)
Balance, June 30, 2022	4,945,417	$4,945	$37,233,561	$(78,414,878)	$(41,176,372)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	4,720,417	$4,720	$37,226,851	$(77,929,672)	$(40,698,101)
Common stock issued for conversion of accrued interest	225,000	225	6,525	—	6,750
Net loss	—	—	—	(327,555)	(327,555)
Balance, March 31, 2021	4,945,417	4,945	37,233,376	(78,257,227)	(41,018,906)
Net loss	—	—	—	(249,985)	(249,985)
Balance, June 30, 2021	4,945,417	$4,945	$37,233,376	$(78,507,212)	$(41,268,891)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(611,418)	$(577,540)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Loss from discontinued operations	76,102	76,102
Depreciation expense	1,874	1,953
Loss on derivative valuation	33,949	114,660
Debt discount amortization	44,912	22,608
Amortization of right-of-use asset to rent expense	14,594	14,146
Expenses paid on our behalf by a related party	—	(199,909)
Changes in operating assets and liabilities:
Inventory	(201,748)	(272,204)
Deposits on inventory	(28,771)	42,261
Deposits on inventory - related party	(157,965)	237,512
Accounts receivable	58,623	(126,429)
Other current assets	(18,346)	(191,003)
Accounts payable	189,696	219,570
Accrued liabilities	404,753	87,890
Payments for lease liability	(14,594)	(14,146)
Accrued payroll and compensation	96,062	192,427
Accrued interest	214,203	290,895
Net cash provided (used) by operating activities	101,926	(81,207)

Cash flows from investing activities:
Purchase of equipment	—	(1,624)
Net cash used in investing activities	—	(1,624)

Cash flows from financing activities:
Proceeds from convertible loans payable	—	21,337
Proceeds from related-party loans	6,930	—
Repayments of related-party loans	(107,482)	(30,000)
Net cash used by financing activities	(100,552)	(8,663)

Net change in cash	1,374	(91,494)
Cash, beginning of period	5,472	108,147
Cash, end of period	$6,846	$16,653

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Common stock issued for conversion of accrued interest	$—	$6,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2021. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of June 30, 2022, and the results of our operations and cash flows for the six months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2022.

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

During the six months ended June 30, 2022 and 2021, we recognized revenue of $227,404 and $30,000, respectively, and $97,106 and $15,000, during the three months ended June 30, 2022 and 2021, respectively, related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptance of work product related to those milestones: namely, product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified, and therefore, no asset has been recorded for customer acquisition costs.

Additionally, we recognized revenue of $991,285 and $1,290,055 during the six months ended June 30, 2022 and 2021, respectively, and $429,816 and $55,656, during the three months ended June 30, 2022 and 2021, respectively, related to the delivery of product to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfilment of our performance obligations therein, typically limited to the delivery of product.

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

We have one lease in effect requiring minimum monthly payments of $2,500 through October 2022. We have determined the appropriate discount rate to be 5% based on our other borrowings secured by assets. A summary of future payments due under the terms of the lease as of June 30, 2022, is as follows:

Total future payments	$8,000
Implied interest	(303)
Operating lease liability as of June 30, 2022	$7,697

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totalled $300,000 at June 30, 2022, and December 31, 2021. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and totalled $40,410 (non-related-party) and $245,007 (related-party) as of June 30, 2022, and $11,639 (non-related-party) and $87,042 (related-party) as of December 31, 2021.

Inventory balances consisted of the following:

	June 30, 2022	December 31, 2021
Finished goods	$723,296	$501,929
Raw materials	16,413	36,032
Total	$739,709	$537,961

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

	Total Fair Value at June 30, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$972,746	$-	$-	$972,746

	Total Fair Value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$938,794	$-	$-	$938,794

Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were 79,146,472 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares as of June 30, 2022, due to the anti-dilutive effect these would have on net loss per share. There were 141,554,300 such shares issuable as of June 30, 2021. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate our continuation as a going concern. We had a working capital deficiency of $38,923,561 as of June 30, 2022, and a net loss from continuing operations of $535,316 for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $78,414,878. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Property and equipment and estimated service lives consist of the following:

	June 30, 2022	December 31, 2021	Useful Life (years)
Furniture and office equipment	$3,798	$3,798	5-10
Vehicles	18,672	18,672	3-7
Total	22,470	22,470
Less: accumulated depreciation	(5,445)	(3,571)
Property and equipment, net	$17,025	$18,899

We recorded $1,874 and $1,953 of depreciation expense for the six months ended June 30, 2022 and 2021.

NOTE 5 — RELATED PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At June 30, 2022, and December 31, 2021, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of June 30, 2022, and December 31, 2021, was $72,466 and $72,466, respectively. No demand for payment has been made.

During the six months ended June 30, 2022, we made repayments to related parties of $107,482 and had other noncash reductions of $166,747. There were $21,882 and $21,882 of short-term advances due to related parties as of June 30, 2022, and December 31, 2021, respectively. The advances are due on demand and included in current liabilities. No demand for payment has been made.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of his employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise $0.10. Mr. Hawatmeh held outstanding options to purchase 24,000 and 30,000 shares of common stock as of June 30, 2022, and December 31, 2021, respectively. See Note 12–Stock Options.

As of June 30, 2022, and December 31, 2021, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of June 30, 2022, and December 31, 2021, we owed a total of $13,740 and $13,740, respectively, to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the six months ended June 30, 2022, we had a net increase in deposits with a related-party inventory supplier totaling $157,965. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $548,606 and $819,882 during the six months ended June 30, 2022 and 2021, respectively.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	June 30, 2022	December 31, 2021

Tax liabilities	$586,041	$545,221
Other	1,098,334	793,128
Total	$1,684,375	$1,338,349

Other accrued liabilities as of June 30 2022, and December 31, 2021, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $1,097,696 and $718,535, respectively.

Accrued payroll and compensation liabilities consist of the following:

	June 30, 2022	December 31, 2021

Director fees	$135,000	$135,000
Bonus expenses	126,858	121,858
Commissions	2,148	2,148
Consulting	525,322	575,322
Administrative payroll	3,837,449	3,607,070
Total	$4,626,777	$4,441,398

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment of $6.6 million to Playboy against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of June 30, 2022, and December 31, 2021, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which required us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we paid taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which required us to pay the IRS 5% of cash deposits. The monthly payments were to continue until the account balances were paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. Amounts of $517,684 and $525,238 were due as June 30, 2022, and December 31, 2021, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $172,500 was accrued during the six months ended June 30, 2022.

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

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2022	December 31, 2021

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long-term)	500,000	500,000
Small Business Administration loan	156,000	156,000
Total	$746,000	$746,000

There was $287,115 and $252,665 of accrued interest due on these notes as of June 30, 2022, and December 31, 2021, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	June 30, 2022	December 31, 2021

Convertible debenture, 5% stated interest rate, secured by all our assets, due on December 30, 2022	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on December 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on December 30, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on December 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(479,711)	(524,623)
Total	$2,185,817	$2,140,905
Less: current portion	(264,284)	(264,284)
Long-term portion	$1,921,533	$1,876,621

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion. During the year ended December 31, 2021, the convertible debenture holder converted $6,750 of accrued but unpaid interest into 225,000 shares of our common stock.

As of June 30, 2022, and December 31, 2021, we had accrued interest on the convertible debentures totaling $1,721,128 and $1,655,037, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures using a Monte Carlo simulation as of June 30, 2022, using the following assumptions:

Volatility	106.4% - 109.8%
Risk-free rates	2.36% - 2.66%
Stock price	$0.051
Remaining life	0.25- 4.83 years

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $33,949 and $114,660 during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, and December 31, 2021, the fair market value of the derivatives aggregated $972,746 and $938,794, respectively.

NOTE 11 – COMMON STOCK TRANSACTIONS

We are authorized to issue up to 100,000,000 shares of $0.001 par value common stock.

During the year ended December 31, 2021, we issued a total of 225,000 shares of common stock for the conversion of $6,750 of accrued interest.

NOTE 12 — STOCK OPTIONS

Stock Incentive Plans

During the six months ended June 30, 2022, and the year ended December 31, 2021, we granted to employees 0 and 8,000 options to purchase shares of common stock, respectively.

The 8,000 options granted during the year ended December 31, 2021, were valued using the following assumptions: estimated five-year term, estimated volatility of 91%, and a risk-free rate of 1.61%.

As of June 30, 2022, and December 31, 2021, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

As of June 30, 2022, there were 32,000 options issued and vested with a weighted average exercise price of $0.06 and a weighted average remaining life of 2.66 years. Outstanding options as of June 30, 2022, consisted of:

Exercise Price		Count	Average Exercise	Remaining Life	Exercisable
$	0.01	16,000	0.01	3.60	16,000
$	0.10	16,000	0.10	1.73	16,000
Total		32,000	0.06	2.66	32,000

NOTE 13—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of June 30, 2022, and December 31, 2021. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the six months ended June 30, 2022 and 2021.

Total assets and liabilities included in discontinued operations were as follows:

	June 30, 2022	December 31, 2021
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$18,338,848	$18,338,848
Accrued liabilities	589,380	589,380
Accrued interest	1,405,794	1,329,692
Accrued payroll and compensation expense	131,108	131,108
Current maturities of long-term debt	239,085	239,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,784,773	2,784,773
Total liabilities from discontinued operations	$25,265,238	$25,189,136

Net loss from discontinued operations for the six months ended June 30, 2022 and 2021, were comprised of the following components:

	Six Months ended June 30,
	2022	2021
Other expense:
Interest expense	(76,102)	(76,102)
Net loss from discontinued operations	$(76,102)	$(76,102)

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

Results of Operations for the Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021

Sales and Cost of Sales

During the three months ended June 30, 2022 and 2021, we had net sales of $526,921 and $700,656, respectively, a decrease of $173,735 or 24.8%. We had cost of sales of $178,474 and $262,411, respectively, for gross profit of $348,447 and $438,245, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement.

Operating Expenses

During the three months ended June 30, 2022 and 2021, employee costs were $134,494 and $135,077, respectively, a decrease of only $583 or 0.4%. Selling, general, and administrative expenses were $317,594 and $359,297, respectively, a decrease of $41,703 or 115.8%. The decrease in operating expenses period over period was the result of selling certain tobacco products in states with lower or no excise tax.

Other Expense

Other expenses during the three months ended June 30, 2022 and 2021, consisted of $175,081 and $168,726 of interest expense and a gain of $2,104 and $13,131 on derivative valuation, respectively. The increase in other expenses period over period is the result of a decrease to our loss on derivative valuation combined with increased interest expense.

Results of Operations for the Six Months Ended June 30, 2022, Compared to the Six Months Ended June 30, 2021

Sales and Cost of Sales

During the six months ended June 30, 2022 and 2021, we had net sales of $1,218,689 and $1,320,055, respectively, a decrease of $101,366 or 7.7%. We had cost of sales of $410,853 and $464,059, respectively, for gross profit of $807,836 and $855,996, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement.

Operating Expenses

During the six months ended June 30, 2022 and 2021, employee costs were $267,000 and $268,965, respectively, a decrease of only $1,965 or 0.7%. Selling, general, and administrative expenses were $696,771 and $638,595, respectively, an increase of $55,176 or 8.6%. The decrease in operating expenses period over period is the result of substantially increased activities attributable to the development of products under the HUSTLER® brand name and selling certain tobacco products in states with lower or no excise tax in the first quarter.

Other Expense

Other expenses during the six months ended June 30, 2022 and 2021, consisted of $348,432 and $335,214 of interest expense and a loss of $33,949 and $114,660 on derivative valuation, respectively. The decrease in other expenses period over period is the result of a decrease to our loss on derivative valuation combined with increased interest expense.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was approximately $78.4 million at June 30, 2022. As of June 30, 2022, we had current assets of $1,471,759 and current liabilities of approximately $40 million, resulting in a working capital deficit of approximately $38.9 million at June 30, 2022.

Operating Activities

During the six months ended June 30, 2022, operations generated $101,926 of net cash, comprised of a loss from continuing operations of $535,316, noncash items totaling $95,332 consisting primarily of losses recognized from the changes in fair values of derivative liabilities and debt discount amortization, and changes in working capital totaling $541,910. During the six months ended June 30, 2021, operations used $81,207 of net cash, comprised of a net loss from continuing operations of $501,438, noncash items totaling $153,367 consisting of losses recognized from the changes in fair values of derivative liabilities and expense paid by related parties on our behalf, and changes in working capital totaling $466,733.

Financing Activities

During the six months ended June 30, 2022, financing activities used $100,552 of cash, compared to using $8,663 of cash during the six months ended June 30, 2021. Cash used in financing consisted of repayments of related-party loans.

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

Convertible Debentures and Note Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.7 million as of June 30, 2022. We also have four additional convertible debentures with Tekfine with maturity dates ranging from December 8, 2022, until December 30, 2022, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

During the six months ended June 30, 2022, we made repayments to related parties of $35,000 and had other noncash reductions of $166,747. There were $21,882 and $21,882 of short-term advances due to related parties as of June 30, 2022, and December 31, 2021, respectively. The advances are due on demand and included in current liabilities. No demand for payment has been made.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION

Dated: August 19, 2022	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

