Form 10-K
period 2022-12-31
CIRTRAN CORP
filed 2023-04-18
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2022, the aggregate market value of voting common equity held by nonaffiliates was $239,630.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2023, we had 4,945,417 shares of common stock outstanding.

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

In early 2020, we completed phase one and two of our development of several HUSTLER®-branded products, which enabled us to generate revenue of about $2.1 million during the year ended December 31, 2022, and about $2.9 million during the year ended December 31, 2021. Our revenue-generating activities capitalized on our 2019 efforts to explore new product opportunities. In late 2019, we entered a five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

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

All marketing costs are reimbursed by the entity the Company licenses its products from. Any expense attributed to the Company in negligible.

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

Employees

As of December 31, 2022, we had three full-time employees, including our officers and directors, and tweny-three part-time contract workers. We now rely on part-time and contract workers, independent contractors, and consultants to meet our needs while minimizing fixed overhead. We expect to continue to rely on this strategy in the future as our increasing activities required more personnel.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We sublease a 2,500-square-foot office, showroom, and warehouse in Las Vegas, NV, for $2,500 per month from GloBrands under a lease that expired in October 2022. In November 2022, the lease was continued on a month-to-month basis. We believe that the facilities described above are generally in good condition, well maintained, and suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. All judgments, including interest, have been booked as liabilities, except where we believe collection or enforcement of the judgments is barred by the applicable statute of limitations, in which case the liabilities have been eliminated. We consider litigation reduced to judgment as no longer pending. However, in certain circumstances, a litigant can initiate further proceedings following the entry of a non-appealable final judgment and the passage of the applicable statute of limitations on the enforcement of a judgment to seek enforcement or further relief. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of December 31, 2022, we were not a party to any material pending litigation, and no lawsuits have been threatened by or against us.

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

The following table sets forth the range of low and high closing sale prices for our common stock for each of the periods indicated, as reported and summarized by the Pink tier of the OTC Markets Group:

	Low	High
2022:
Fourth Quarter	$0.021	$0.045
Third Quarter	$0.031	$0.06
Second Quarter	$0.05	$0.065
First Quarter	$0.043	$0.09

2021:
Fourth Quarter	$0.03	$0.08
Third Quarter	$0.05	$0.09
Second Quarter	$0.04	$0.10
First Quarter	$0.03	$0.09

On March 17, 2023, the closing price per share for the most recent sale of our common stock on the Pink tier of the OTC Markets Group was $0.025. We have 498 stockholders of record of our common stock. As of March 17, 2023, we had 4,945,417 shares of our common stock issued and outstanding.

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

Equity Compensation Plan

The following table provides information as of December 31, 2022, respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)(c)

Equity compensation plans approved by security holders	40,000	$0.05	344,000
Equity compensation plans not approved by security holders	—	—	—
Total	40,000	$0.05	344,000

Recent Sales of Unregistered Securities

None.

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

During the year ended December 31, 2022, our business activities generated revenue of $1,719,358. In 2020, we completed phase one and two of our development of all HUSTLER®-branded products, which enabled us to generate revenue of $2,923,269 during the year ended December 31, 2021, related to our 2019 five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

Sales and Cost of Sales

We had revenues of $1,719,358 and $2,923,269 during the years ended December 31, 2022 and 2021, respectively, a decrease of $1,203,911 or 41.2%. We had cost of sales of $696,548 and $1,024,444, respectively, for gross profit of $1,022,810 and $1,898,825, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. The decrease in revenue in the current period is due to a decrease in the sale of Vape products in California due to their ban on flavored tobacco.

Operating Expenses

During the year ended December 31, 2022, selling, general, and administrative expenses and employee costs were approximately $1,596,000, as compared to approximately $2,127,000 for the same period in 2021, a decrease of $531,000 or 25%. Selling, general, and administrative expenses were $1,004,003 and $1,630,592, respectively, a decrease of $626,589 or 38.4%. The decrease in operating expenses period over period is the result of substantially increased activities attributable to the development of products under the HUSTLER® brand name and selling certain tobacco products in states with lower or no excise tax in the first quarter. We also recognized a accrued tax liability expense in the current year of $50,888.

Other Income and Expense

Other income and expenses during the year ended December 31, 2022, consisted of interest expense of approximately $709,000 and a loss on the fair value of derivative liabilities of approximately $66,000.

Other income and expenses during the year ended December 31, 2021, consisted of interest expense of approximately $680,000, loss on the fair value of derivative liabilities of approximately $16,000, gain on forgiveness of debt of approximately $13,000, gains on the write-off of accounts payable of approximately $72,000 and other income of approximately $1,000.

As a result of the foregoing, we had a net loss of approximately $1,349,000 from continuing operations, as compared to $838,000 in the prior year.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit is approximately $79.3 million at December 31, 2022.

Operating Activities

During the year ended December 31, 2022, operations generated $159,304 of net cash, comprised of a loss from continuing operations of $1,502,091, noncash items totaling $337,367 consisting primarily of losses recognized from the changes in fair values of derivative liabilities, debt discount amortization and discontinued operations. Changes in working capital totaled $1,273,140. During the year ended December 31, 2021, operations generated $344,458 of net cash, comprised of income from continuing operations of $126,212, a $964,685 loss from discontinued operations and other noncash items totaling $51,373. Changes in working capital of approximately $1.1 mil.

During the year ended December 31, 2022, we used approximately $147,000 of net cash from financing activities mainly comprised of repayments on related-party loans that totaled $155,000 and proceeds from related-party loans of $8,000. During the year ended December 31, 2021, we used approximately $443,000 of net cash from financing activities mainly comprised of repayments on related-party loans that totaled $448,000 and proceeds from non-related-party loans of $5,000.

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

Convertible Debentures and Notes Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture has a total outstanding principal balance of $2.4 million, with accrued interest of $1.7 million as of December 31, 2022. We also have four additional convertible debentures with Tekfine with maturity dates ranging from February 28, 2022, until May 30, 2022, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

We have received advances from related parties totaling $8,137 and $5,000 during the years ended December 31, 2022 and 2021, respectively, as well as making repayments on related-party loans of $154,832 and $448,335 during the years ended December 31, 2022 and 2021, respectively.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cirtran Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cirtran Corporation (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficiency, a net loss from continuing operations, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Investments (Impairment)– Refer to Note 2 to the financial statements

Description of the Critical Audit Matter

The Company holds one investment that is accounted for as an equity investment without a readily determinable fair value. Adjustments to the cost of the investment is based on significant judgment regarding appropriate valuation and is highly subjective; therefore, we assessed this as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for the valuation of investment included the following, among others:

●	Performed inquiries with management of the investee, confirming the balance of the Company’s investment.
●	Evaluated the investee’s financial position and the relevance and reliability of the data obtained from investee.
●	Evaluated the accuracy and completeness of underlying information provided by management.

We have served as the Company’s auditor since 2020.

Spokane, Washington

April 17, 2023

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$18,081	$5,472
Inventory	816,014	537,961
Deposits on inventory	40,440	11,639
Deposits on inventory - related party	417,633	87,042
Accounts receivable, net of allowance for doubtful accounts of $39,438 and $0, respectively	62,873	212,244
Other current assets	328,468	267,820
Total current assets	1,683,509	1,122,178
Investment in securities at cost	300,000	300,000
Right-of-use asset	—	22,291
Property and equipment, net of accumulated depreciation	15,018	18,899
Total assets	$1,998,527	$1,463,368

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,323,917	$1,923,968
Lease liability, current	—	22,291
Related-party payable	13,740	13,740
Short-term advances payable	58,366	58,366
Short-term advances payable - related parties	21,882	21,882
Accrued liabilities	2,079,252	1,338,349
Accrued payroll and compensation expense	4,794,836	4,441,398
Accrued interest, current portion	5,214,530	4,880,219
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	182,129	313,274
Derivative liability	1,004,837	938,794
Liabilities from discontinued operations	25,342,601	25,189,136
Total current liabilities:	41,390,374	39,495,701
Deferred tax liability	50,888	—
Note payable, net of current portion	656,000	656,000
Convertible debenture, net of current portion, net of discount	1,968,310	1,876,621
Total liabilities	44,065,572	42,028,322

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 shares issued and outstanding	4,945	4,945
Additional paid-in capital	37,233,561	37,233,561
Accumulated deficit	(79,305,551)	(77,803,460)
Total stockholders’ deficit	(42,067,045)	(40,564,954)

Total liabilities and stockholders’ deficit	$1,998,527	$1,463,368

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Net sales	$1,719,358	$2,923,269
Cost of sales	696,548	1,024,444
Gross profit	1,022,810	1,898,825

Operating expenses:
Employee costs	541,090	496,219
Selling, general and administrative expenses	1,004,003	1,630,592
Total operating expenses	1,545,093	2,126,811

(Loss) income from operations	(522,283)	(227,986)

Other income (expense)
Interest expense	(709,414)	(680,428)
Gain on forgiveness of debt	—	12,918
Gain on write off of accounts payable	—	72,158
Gain (loss) on derivative valuation	(66,040)	(16,143)
Other income	—	1,008
Total other (expense) income	(775,454)	(610,487)

Net loss from continuing operations	(1,297,737)	(838,473)

(Loss) income from discontinued operations	(153,466)	964,685

Net (loss) income before income tax	$(1,451,203)	$126,212
Income tax	(50,888)	—
Net (loss) income	$(1,502,092)	$126,212

Net loss from continuing operations per common share, basic	$(0.27)	$(0.17)
Net loss from continuing operations per common share, diluted	$(0.01)	$(0.01)
Net (loss) income from discontinued operations per common share, basic	$(0.03)	$0.20
Net (loss) income from discontinued operations per common share, diluted	$(0.00)	$0.01
Net (loss) income per share, basic	$(0.30)	$0.03
Net (loss) income per share, diluted	$(0.01)	$0.00
Basic weighted average common shares outstanding	4,945,417	4,891,170
Diluted weighted average common shares outstanding	4,945,417	144,264,247

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2020	4,720,417	$4,720	$37,226,851	$(77,929,672)	$(40,698,101)
Stock option expense	—	—	185	—	185
Common stock issued for conversion of accrued interest	225,000	225	6,525	—	6,750
Net income	—	—	—	126,212	126,212
Balance, December 31, 2021	4,945,417	4,945	37,233,561	(77,803,460)	(40,564,954)
Net income	—	—	—	(1,502,091)	(1,502,091)
Balance, December 31, 2022	4,945,417	$4,945	$37,233,561	$(79,305,551)	$(42,067,045)

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(1,502,091)	$126,212
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Loss (income) from discontinued operations	153,466	(964,685)
Depreciation expense	3,881	3,198
Loss on derivative valuation	66,040	16,143
Debt discount amortization	91,689	88,805
Stock option expense	—	185
Gain on forgiveness of debt	—	(12,918)
Gain on write off of accounts payable	—	(72,158)
Amortization of right-of-use asset to rent expense	22,291	28,118
Changes in operating assets and liabilities:
Inventory	(278,053)	(212,709)
Deposits on inventory	(28,801)	42,261
Deposits on inventory - related party	(330,591)	232,291
Accounts receivable	149,371	(195,278)
Other current assets	(60,648)	(148,976)
Accounts payable	399,949	576,098
Accrued liabilities	644,758	(16,190)
Payments for lease liability	(22,291)	(28,118)
Accrued payroll and compensation	465,133	308,052
Accrued interest	334,313	574,127
Accrued tax liability		50,888
Net cash provided by operating activities	159,304	344,458

Cash flows from investing activities:
Purchase of equipment	—	(3,798)
Net cash used in investing activities	—	(3,798)

Cash flows from financing activities:
Proceeds from related-party loans	8,137	5,000
Repayments of related-party loans	(154,832)	(396,797)
Repayments of loans payable	—	(51,538)
Net Cash used in financing activities	(146,695)	(443,335)

Net change in cash	12,609	(102,675)
Cash, beginning of year	5,472	108,147
Cash, end of year	$18,081	$5,472

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing activities:
Common stock issued for conversion of accrued interest	$—	$6,750

The accompanying notes are an integral part of these financial statements.

CIRTRAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Principles of Consolidation

The consolidated financial statements include the accounts of the company and our wholly owned subsidiaries: CirTran Products Corp., LBC Products, Inc., and CirTran Asia, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2022 or 2021.

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

During the years ended December 31, 2022 and 2021, we recognized revenue of $60,067 and $60,500, respectively, related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptance of work product related to those milestones: namely, product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified, and therefore, no asset has been recorded for customer acquisition costs. We have not recognized impairment losses related to the receivables from these contracts during the years ended December 31, 2022 and 2021.

Additionally, we recognized revenues of $1,659,291 and $2,862,769 during the years ended December 31, 2022 and 2021, respectively, related to the delivery of product to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfillment of our performance obligations therein, typically limited to the delivery of product.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount receivable to its net realizable value when needed. As of December 31, 2022, the Company recorded an allowance for doubtful accounts of $39,438.

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

We had one lease in effect requiring minimum monthly payments of $2,500 through October 2022. We have determined the appropriate discount rate to be 5% based on our other borrowings secured by assets.

The lease was renewed on October 19, 2022, on a month to months basis, with payments remaining at $2,500 a month.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at December 31, 2022 and 2021. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

Impairment of Long-Lived Assets

We review our long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At each balance sheet date, we evaluate whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. We did not record expenses for the impairment of long-lived assets during the years ended December 31, 2022 or 2021.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and totaled $40,440 (non-related-party) and $417,633 (related-party) as of December 31, 2022, and $11,639 (non-related-party) and $87,042 (related-party) as of December 31, 2021.

On most of tobacco related products, the Company pays in advance for Federal Excise Taxes and State Excise Taxes prior to receiving product. The Company accrues those taxes on its balance sheet and expenses them per-unit basis as sold.

Inventory balances consisted of the following:

	December 31, 2022	December 31, 2021
Finished goods	$787,671	$501,929
Raw materials	28,343	36,032
Total	$816,014	$537,961

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

	Total Fair Value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,004,837	$—	$—	$1,004,837

	Total Fair Value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$938,794	$—	$—	$938,794

Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were 106,623,280 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the year ended December 31, 2022, due to the anti-dilutive effect these would have on net loss per share. There were 144,264,247 such shares issuable as of December 31, 2021. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported.

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. We had a working capital deficiency of $39,757,752 as of December 31, 2022, and a net loss from continuing operations of $1,502,091 for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $79,305,551. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Property and equipment and estimated service lives consist of the following:

	December 31, 2022	December 31, 2021	Useful Life (years)
Furniture and office equipment	$3,798	$3,798	5-10
Vehicles	18,672	18,672	3-7
Total	22,470	22,470
Less: accumulated depreciation	(7,452)	(3,571)
Property and equipment, net	$15,018	$18,899

We recorded $3,881 and $3,198 of depreciation expense during the years ended December 31, 2022 and 2021.

NOTE 5 — RELATED-PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2022 and 2021, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of December 31, 2022 and 2021, was $72,466 and $72,466, respectively. No demand for payment has been made.

During the year ended December 31, 2022, we made repayments to related parties of $154,832 had other noncash reductions of $422,315. During the year ended December 31, 2021, we made repayments to related parties of $396,797 and had other noncash reductions of $82,018. There were $21,882 and $21,882 of short-term advances due to related parties as of December 31, 2022 and 2021.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of his employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise $0.10. We issued options to purchase 6,000 and 6,000 shares of common stock during the years ended December 31, 2022 and 2021, respectively. There were options to purchase 6,000 shares of common stock that expired during each year ended December 31, 2022 and 2021. Mr. Hawatmeh held outstanding options to purchase 30,000 and 30,000 shares of common stock as of December 31, 2022 and 2021, respectively. See Note 13–Stock Options and Warrants.

As of December 31, 2022 and 2021, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of December 31, 2022 and 2021, we owed a total of $13,740 and $13,740, respectively, to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the year ended December 31, 2022, we had a net increase in deposits with a related-party inventory supplier totaling $330,591. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $341,734 and $1,186,645 during the years ended December 31, 2022 and 2021, respectively.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	December 31, 2022	December 31, 2021

Tax liabilities	$548,811	$545,221
Other	1,530,441	793,128
Total	$2,079,252	$1,338,349

Other accrued liabilities as of December 31, 2022 and 2021, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $1,437,361 and $718,535, respectively.

Accrued payroll and compensation liabilities consist of the following:

	December 31, 2022	December 31, 2021

Director fees	$135,000	$135,000
Bonus expenses	121,858	121,858
Commissions	2,148	2,148
Consulting	500,322	575,322
Administrative payroll	4,035,508	3,607,070
Total	$4,794,836	$4,441,398

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment of $6.6 million to Playboy against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of December 31, 2022 and 2021, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which required us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we paid taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which required us to pay the IRS 5% of cash deposits. The monthly payments were to continue until the account balances were paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. Amounts of $517,684 and $525,238 were due as December 31, 2022 and 2021, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $345,000 was accrued during the year ended December 31, 2022.

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

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2022	December 31, 2021

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long-term)	500,000	500,000
Small Business Administration loan	143,000	143,000
Total	$733,000	$733,000

There was $300,165 and $252,665 of accrued interest due on these notes as of December 31, 2022 and 2021, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	December 31, 2022	December 31, 2021

Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on February 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on December 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(432,934)	(524,623)
Total	$2,232,594	$2,140,905
Less: current portion	(264,284)	(264,284)
Long-term portion	$1,968,310	$1,876,621

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion. During the year ended December 31, 2021, the convertible debenture holder converted $6,750 of accrued but unpaid interest into 225,000 shares of our common stock.

As of December 31, 2022 and 2021, we had accrued interest on the convertible debentures totaling $1,788,318 and $1,655,037, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of December 31, 2022, using the following assumptions:

Volatility	118.5% - 120.4%
Risk-free rates	4.28% - 4.38%
Stock price	$0.025
Remaining life	0.25- 4.33 years

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $66,040 and $1,655,037 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the fair market value of the derivatives aggregated $1,004,837 and $938,794, respectively.

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

We have not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2022 and 2021, applicable under FASB ASC 740, Income Taxes. We did not recognize any adjustment to the liability for an uncertain tax position and, therefore, did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All our tax returns remain open.

As of December 31, 2022 and 2021, we had net operating loss carryforwards for tax reporting purposes of approximately $21.4 million and $20.2 million, respectively. During the year ended December 31, 2019, we dissolved four subsidiaries that had total net operating loss carryforwards of approximately $8.9 million, which were forfeited upon dissolution, reducing our deferred tax asset by approximately $1.9 million. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed in Note 6 – Other Accrued Liabilities.

As of December 31, 2023, we recognized an accrual for tax liability expense of $50,888 for our LBC Products, Inc, subsidiary only. LBC is not considered part of the consolidated company for tax purposes.

	2022	2021
Deferred Tax Assets:
NOL Carryover	$1,274,300	$1,244,300
Less valuation allowance	(1,274,300)	(1,244,300)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021
Book income (loss)	$(315,400)	$23,900
Change in payroll accruals	74,200	74,900
Allowance for doubtful accounts	8,300	—
Stock option expense	—	39
Amortization of debt discount	19,255	18,650
Change in derivative liability	13,868	3,390
Valuation allowance	(199,777)	(102,190)
	$—	$—

NOTE 13 — STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the years ended December 31, 2022 and 2021, we granted to employees 8,000 and 8,000 options to purchase shares of common stock.

The 8,000 options granted during the year ended December 31, 2022, were valued using the following assumptions: estimated five-year term, estimated volatility of 118.5%, and a risk-free rate of 1.37%.

The 8,000 options granted during the year ended December 31, 2021, were valued using the following assumptions: estimated five-year term, estimated volatility of 91%, and a risk-free rate of 1.61%.

As of December 31, 2022 and 2021, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

As of December 31, 2022, there were 40,000 options issued and vested with a weighted average exercise price of $0.05 and a weighted average remaining life of 2.93 years. Outstanding options as of December 31, 2022, consisted of:

Exercise Price	Count	Average Exercise	Remaining Life	Exercisable
$0.01	24,000	0.01	1.99	24,000
$0.10	16,000	0.10	4.35	16,000
Total	40,000	0.05	2.93	40,000

NOTE 14—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of December 31, 2022 and 2021, as a result. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the years ended December 31, 2022 and 2021.

Total assets and liabilities included in discontinued operations were as follows:

	December 31, 2022	December 31, 2021
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$18,338,848	$18,338,848
Accrued liabilities	589,380	589,380
Accrued interest	1,483,157	1,329,692
Accrued payroll and compensation expense	131,108	131,108
Current maturities of long-term debt	239,085	239,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,784,773	2,784,773
Total liabilities from discontinued operations	$25,342,601	$25,189,136

Net (loss) income from discontinued operations for the years ended December 31, 2022 and 2021, were comprised of the following components:

	Years ended December 31,
	2022	2021
Other income (expense):
Interest expense	(153,466)	(153,465)
Gain on write off of accounts payable	—	1,118,150
Total other (expense) income	(153,466)	964,685
Net (loss) income from discontinued operations	$(153,466)	$964,685

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2022, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2022, and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Title	Tenure

Iehab Hawatmeh	56	President, Chief Executive Officer,	July 2000 to date
		Chief Financial Officer, Chairman
Kathryn Hollinger	72	Director, Controller	August 2011 to date

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2022, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except that two officers failed to report options earned and options that expired during the fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)		Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)

Iehab J. Hawatmeh(1)	2022	345,000	-	-	293	(2)	-	-	15,600	(3)	360,893
President, Chief Executive Officer	2021	345,000	-	-	139	(2)	-	-	15,600	(3)	360,739

Kathryn Hollinger(4)	2022	55,000	-	-	98	(2)	-	-	5,000	(5)	60,098
	2021	55,000	10,000	-	46	(2)	-	-	5,000	(5)	70,046

(1)	Mr. Hawatmeh accrued $296,500 of his salary in 2022 and 2021.

(2)	The amount is the fair value of the option awards on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See note 2 to our consolidated financial statements.
(3)	Includes $12,000 for car allowance for each of 2022 and 2021 and $3,600 and $3,600 for medical insurance premiums for 2022 and 2021.
(4)	Ms. Hollinger’s compensation listed in this table is for her services as our controller.
(5)	Fees accrued as director compensation.

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

During the years ended December 31, 2022 and 2021, we accrued for 6,000 and 6,000 stock options, respectively, relating to this employment agreement. The fair market value of the options issued during the year ended December 31, 2022 and 2021 was $293 and $139, respectively.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information regarding unexercised options, stock that has not vested, and equity incentive plan awards owned by the Named Executive Officers as of December 31, 2022:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Iehab Hawatmeh	—	6,000	—	0.10	01/20/23	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	01/20/23	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.10	04/01/24	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	04/01/24	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.01	01/06/25	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.01	01/06/25	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.01	01/06/26	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.01	01/06/26	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.01	01/03/27	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.01	01/03/27	—	—	—	—

Director Compensation

Except for Iehab Hawatmeh, who is also our chief executive officer, we pay our directors $5,000 per year to serve on our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 17, 2023, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 4,945,417 shares of common stock outstanding.

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

Related-Party Transactions

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2022, the principal amount owing on the note was $151,833. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). These notes accrue interest at 12% per annum and are due on demand. We made no payments towards the outstanding notes during 2022. The principal balance owing on the notes as of December 31, 2022, of $72,466 is included in liabilities from discontinued operations.

During the year ended December 31, 2022, we made repayments to related parties of $154,832 had other noncash reductions of $422,315. There were $21,882 of short-term advances due to related parties as of December 31, 2022. The advances are due on demand and included in current liabilities. No demand for payment has been made.

As of December 31, 2022, we owed our president a total of $433,379 in unsecured advances due on demand.

As of December 31, 2022, we owed $13,740 to a related party through trade payables incurred in the normal course of business.

During the year ended December 31, 2022, we had a net decrease in deposits with a related-party inventory supplier totaling $330,591. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $341,734 during the year ended December 31, 2022.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, none of our directors is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Fruci & Associates II, PLLC has served as our independent registered public accounting firm since July 2020.

Audit Fees

For our fiscal year ended December 31, 2022, we were billed approximately $34,000 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2021, we were billed approximately $18,000 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2022 and 2021, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2022 and 2021, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2022 and 2021.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRTRAN CORPORATION

Date: April 17, 2023	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2023	/s/ Iehab Hawatmeh
Iehab Hawatmeh, Director, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Date: April 17, 2023	/s/ Kathryn Hollinger
Kathryn Hollinger, Director

