Form 10-Q
period 2023-06-30
CIRTRAN CORP
filed 2023-08-21
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 17, 2023, there were 4,945,417 shares of common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$35,665	$18,081
Inventory	902,544	816,014
Deposits on inventory	50,440	40,440
Deposits on inventory - related party	—	417,633
Accounts receivable, net of allowance for doubtful accounts of $39,438 and $39,438, respectively	143,809	62,873
Other current assets	403,897	328,468
Total current assets	1,536,355	1,683,509
Investment in securities at cost	300,000	300,000
Right-of-use asset	—	—
Property and equipment, net of accumulated depreciation	21,540	15,018
Total assets	$1,857,895	$1,998,527

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,123,261	$2,323,917
Liabilities for product returns and credits	82,091	—
Related-party payable	—	13,740
Short-term advances payable	58,366	58,366
Short-term advances payable - related parties	85,877	21,882
Accrued liabilities	2,219,039	2,079,252
Accrued payroll and compensation expense	4,946,544	4,794,836
Accrued interest, current portion	5,423,474	5,214,530
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	182,129	182,129
Derivative liability	1,049,340	1,004,837
Liabilities from discontinued operations	25,418,703	25,342,601
Total current liabilities:	41,943,108	41,390,374
Deferred tax liability	50,888	50,888
Note payable, net of current portion	638,818	656,000
Convertible debenture, net of current portion, net of discount	2,015,458	1,968,310
Total liabilities	44,648,272	44,065,572

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 shares issued and outstanding	4,945	4,945
Additional paid-in capital	37,233,561	37,233,561
Accumulated deficit	(80,028,883)	(79,305,551)
Total stockholders’ deficit	(42,790,377)	(42,067,045)

Total liabilities and stockholders’ deficit	$1,857,895	$1,998,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$458,511	$526,921	$671,920	$1,218,689
Cost of sales	270,010	178,474	355,717	410,853
Gross profit	188,501	348,447	316,203	807,836

Operating expenses
Employee costs	137,107	134,494	273,802	267,000
Selling, general and administrative expenses	150,515	317,594	289,193	693,771
Total operating expenses	287,622	452,088	562,995	960,771

Loss from operations	(99,121)	(103,641)	(246,792)	(152,935)

Other income (expense)
Interest expense	(186,771)	(175,081)	(370,059)	(348,432)
Gain on forgiveness of debt			13,000
Gain (loss) on derivative valuation	80,042	2,104	(44,503)	(33,949)
Other income	1,124		1,124
Total other expense	(105,605)	(172,977)	(400,438)	(382,381)

Net loss from continuing operations	(204,726)	(276,618)	(647,230)	(535,316)

Loss from discontinued operations	(38,261)	(38,297)	(76,102)	(76,102)

Net loss	$(242,987)	$(314,915)	$(723,332)	$(611,418)

Net loss from continuing operations per common share, basic and diluted	$(0.04)	$(0.04)	$(0.13)	$(0.10)
Net loss from discontinued operations per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net loss per common share, basic and diluted	$(0.05)	$(0.05)	$(0.15)	$(0.12)
Basic and diluted weighted average common shares outstanding	4,945,417	4,945,417	4,945,417	4,945,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2022	4,945,417	$4,945	$37,233,561	$(79,305,551)	$(42,067,045)
Net loss	—	—	—	(480,345)	(480,345)
Balance, March 31, 2023	4,945,417	4,945	37,233,561	(79,785,896)	(42,547,390)
Net loss	—	—	—	(242,987)	(242,987)
Balance, June 30, 2023	4,945,417	$4,945	$37,233,561	$(80,028,883)	$(42,790,377)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	4,945,417	$4,945	$37,233,561	$(77,803,460)	$(40,564,954)
Net loss	—	—	—	(296,503)	(296,503)
Balance, March 31, 2022	4,945,417	4,945	37,233,561	(78,099,963)	(40,861,457)
Net loss	—	—	—	(314,915)	(314,915)
Balance, June 30, 2022	4,945,417	$4,945	$37,233,561	$(78,414,878)	$(41,176,372)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(723,332)	$(611,418)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Loss from discontinued operations	76,102	76,102
Depreciation expense	1,893	1,874
Loss on derivative valuation	44,503	33,949
Debt discount amortization	47,148	44,912
Gain on forgiveness of debt	(13,000)	—
Amortization of right-of-use asset to rent expense	—	14,594
Changes in operating assets and liabilities:
Inventory	(86,530)	(201,748)
Deposits on inventory	(10,000)	(28,771)
Deposits on inventory - related party	417,633	(157,965)
Accounts receivable	(80,936)	58,623
Other current assets	(75,429)	(18,346
Accounts payable	(201,395)	189,696
Liabilities for product returns and credits	82,091	—
Accrued liabilities	139,786	404,753
Payments for lease liability	—	(14,594)
Accrued payroll and compensation	151,708	96,062
Accrued interest	208,943	214,203
Net cash (used) provided by operating activities	(20,815)	101,926

Cash flows from investing activities:
Purchase of property and equipment	(8,414)	—
Net Cash used in investing activities	(8,414)	—

Cash flows from financing activities:
Proceeds from loans payable	65,925	—
Proceeds from related-party loans	13,858	6,930
Repayments of related-party loans	(32,970)	(107,482)
Net Cash provided by (used in) financing activities	46,813	(100,552)

Net change in cash	17,584	1,374
Cash, beginning of period	18,081	5,472
Cash, end of period	$35,665	$6,846

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2022. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of June 30, 2023, and the results of our operations and cash flows for the six months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2023.

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

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2023 and December 31, 2022.

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

During the six months ended June 30, 2023 and 2022, we recognized revenue of $23,228 and $227,404, respectively, related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptance of work product related to those milestones: namely, product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified, and therefore, no asset has been recorded for customer acquisition costs. We have not recognized impairment losses related to the receivables from these contracts during the six months ended June 30, 2023 and 2022.

Additionally, we recognized revenues of $648,692 and $991,285 during the six months ended June 30, 2023 and 2022, respectively, related to the delivery of product to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfillment of our performance obligations therein, typically limited to the delivery of product.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount receivable to its net realizable value when needed. As of June 30, 2023, the Company has recorded an allowance for doubtful accounts of $39,438.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at June 30, 2023 and December 31, 2022. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and total $50,440 (non-related-party) and $0 (related-party) as of June 30, 2023 and $40,440 (non-related-party) and $417,633 (related-party) as of December 31, 2022.

On most of tobacco related products, the Company pays in advance for Federal Excise Taxes and State Excise Taxes prior to receiving product. The Company accrues those taxes on its balance sheet and expenses them per-unit basis as sold.

Inventory balances consisted of the following:

	June 30, 2023	December 31, 2022
Finished goods	$844,816	$787,671
Raw materials	57,728	28,343
Total	$902,544	$816,014

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

	Total Fair Value at June 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,049,340	$—	$—	$1,049,340

	Total Fair Value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,004,837	$—	$—	$1,004,837

Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were 151,982,800 and 79,146,472 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the six months ended June 30, 2023 and 2022, respectively, due to the anti-dilutive effect these would have on net loss per share. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. We had a working capital deficiency of $40,406,753 as of June 30, 2023, and a net loss from continuing operations of $647,230 for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $80,028,883. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Property and equipment and estimated service lives consist of the following:

	June 30, 2023	December 31, 2022	Useful Life (years)
Furniture and office equipment	$12,212	$3,798	5-10
Vehicles	18,672	18,672	3-7
Total	30,884	22,470
Less: accumulated depreciation	(9,344)	(7,452)
Property and equipment, net	$21,540	$15,018

We recorded $1,893 and $1,874 of depreciation expense during the six months ended June 30, 2023 and 2022.

NOTE 5 — RELATED-PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At June 30, 2023 and December 31, 2022, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of June 30, 2023 and December 31, 2022, was $72,466 and $72,466, respectively. No demand for payment has been made.

There were $58,366 and $21,882 of short-term advances due to related parties as of June 30, 2023 and December 31, 2022, respectively.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of his employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price of $0.10. Mr. Hawatmeh held outstanding options to purchase 30,000 shares of common stock as of June 30, 2023 and December 31, 2022. See Note 13–Stock Options and Warrants.

As of June 30, 2023 and December 31, 2022, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of June 30, 2023 and December 31, 2022, we owed a total of $0 and $13,740, respectively, to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the six months ended June 30, 2023, we had a net decrease in deposits with a related-party inventory supplier totaling $417,633. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $509,114 and $341,734 during the periods ended June 30, 2023 and December 31, 2022, respectively.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022

Tax liabilities	$547,178	$548,811
Other	1,671,861	1,530,441
Total	$2,219,039	$2,079,252

Other accrued liabilities as of June 30, 2023 and December 31, 2022, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $1,626,861and $1,437,361, respectively.

Accrued payroll and compensation liabilities consist of the following:

	June 30, 2023	December 31, 2022

Director fees	$135,000	$135,000
Bonus expenses	126,858	121,858
Commissions	2,148	2,148
Consulting	280,077	500,322
Administrative payroll	4,402,461	4,035,508
Total	$4,946,544	$4,794,836

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment of $6.6 million to Playboy against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of June 30, 2023 and December 31, 2022, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which required us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we paid taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which required us to pay the IRS 5% of cash deposits. The monthly payments were to continue until the account balances were paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. The amounts of $517,684 and $517,684 were due as June 30, 2023 and December 31, 2022, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $172,500 and $345,000 was accrued during the period ended June 30, 2023 and December 31, 2022, respectively.

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

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2023	December 31, 2022

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long-term)	500,000	500,000
Small Business Administration loan	130,000	143,000
Total	$720,000	$733,000

There is $339,978 and $300,165 of accrued interest due on these notes as of June 30, 2023 and December 31, 2022, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	June 30, 2023	December 31, 2022

Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on February 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on December 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(385,786)	(432,934)
Total	$2,279,742	$2,232,594
Less: current portion	(264,284)	(264,284)
Long-term portion	$2,015,458	$1,968,310

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

As of June 30, 2023 and December 31, 2022, we had accrued interest on the convertible debentures totaling $1,854,405 and $1,788,318, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of June 30, 2023, using the following assumptions:

Volatility	96.7% - 125.4%
Risk-free rates	4.77% - 5.06%
Stock price	$0.029
Remaining life	0.25- 3.83 years

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $44,503 and $33,949 during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the fair market value of the derivatives aggregated $1,049,340 and $1,004,837, respectively.

NOTE 11 — STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the six months ended June 30, 2023, 8,000 options previously granted to employees expired. During the same period we granted those same employees 8,000 new options to purchase shares of common stock. The value of the options is nominal; therefore there is no current impact to the financial statements.

As of June 30, 2023 and December 31, 2022, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

As of June 30, 2023 and December 31, 2022, there were 40,000 options issued and vested with a weighted average exercise price of $0.03 and a weighted average remaining life of 2.18 years. Outstanding options as of June 30, 2023, consisted of:

Exercise Price	Count	Average Exercise	Remaining Life	Exercisable
$0.01	32,000	0.01	1.73	30,000
$0.10	8,000	0.10	4.00	8,000
Total	40,000	0.03	1.93	40,000

NOTE 12—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of June 30, 2023 and December 31, 2022. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

	June 30, 2023	December 31, 2022
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$18,338,848	$18,338,848
Accrued liabilities	589,380	589,380
Accrued interest	1,559,259	1,483,157
Accrued payroll and compensation expense	131,108	131,108
Current maturities of long-term debt	239,085	239,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,784,773	2,784,773
Total liabilities from discontinued operations	$25,418,703	$25,342,601

Net loss from discontinued operations for the six months ended June 30, 2023 and 2022, were comprised of the following components:

	Six Months ended June 30,
	2023	2022
Other expense:
Interest expense	(76,102)	(76,102)
Net loss from discontinued operations	$(76,102)	$(76,102)

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

Results of Operations for the Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022

Sales and Cost of Sales

During the three months ended June 30, 2023 and 2022, we had net sales of $458,511 and $526,921, respectively, a decrease of $68,410 or 13%. We had cost of sales of $270,010 and $178,474, respectively, for gross profit of $188,501 and $348,447, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. The decrease in revenue in the current period is due to a decrease in the sale of Vape products in California due to their ban on flavored tobacco.

Operating Expenses

During the three months ended June 30, 2023 and 2022, employee costs were $137,107 and $134,494, respectively, an increase of $2,613 or 1.9%. Selling, general, and administrative expenses were $150,515 and $317,594, respectively, a decrease of $167,079 or 52.6%. The decrease in operating expenses period over period was the result of selling certain tobacco products in states with lower or no excise tax.

Other Expense

Other expenses during the three months ended June 30, 2023 and 2022, consisted of $186,771 and $175,081 of interest expense and a gain of $80,042 and $2,104 on derivative valuation, respectively. We also recognized other revenue of $1,124 in the current period.

Net Loss

Our net loss from continuing operations for the three months ended June 30, 2023, was $204,726 compared to $276,618 for the three months ended June 30, 2022, a decrease of $71,892. Our net loss decreased in the current period mainly due to the decrease of our SG&A expenses.

Results of Operations for the Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022

Sales and Cost of Sales

During the six months ended June 30, 2023 and 2022, we had net sales of $671,920 and $1,218,689, respectively, a decrease of $546,769 or 44.9%. We had cost of sales of $355,717 and $410,853, respectively, for gross profit of $316,203 and $807,836, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. The decrease in revenue in the current period is due to a decrease in the sale of Vape products in California due to their ban on flavored tobacco.

Operating Expenses

During the six months ended June 30, 2023 and 2022, employee costs were $273,802 and $267,000, respectively, an increase of $6,802 or 2.5%. Selling, general, and administrative expenses were $289,193 and $693,771, respectively, a decrease of $404,578 or 58.3%. The decrease in operating expenses period over period was the result of selling certain tobacco products in states with lower or no excise tax.

Other Expense

Other expenses during the six months ended June 30, 2023 and 2022, consisted of $370,059 and $348,432 of interest expense and a loss of $44,503 and $33,949 on derivative valuation, respectively. We also recognized a gain on the forgiveness of debt of $13,000 and other income of $1,124, in the current period. The increase in other expenses period over period is the result of an increase to our loss on derivative valuation.

Net Loss

Our net loss from continuing operations for the six months ended June 30, 2023, was $647,230 compared to $535,316 for the six months ended June 30, 2022, an increase of $111,914 or 20.9%. Our net loss increased in the current period mainly due the decrease in our gross profit.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was approximately $80 million at June 30, 2023. As of June 30, 2023, we had current assets of $1.5 million and current liabilities of approximately $42 million, resulting in a working capital deficit of approximately $40 million at June 30, 2023.

Operating Activities

During the six months ended June 30, 2023, operations used $20,815 of net cash, comprised of a loss of $723,332, noncash items totaling $156,646 consisting primarily of losses recognized from the changes in fair values of derivative liabilities and debt discount amortization, and changes in working capital totaling $545,871. During the six months ended June 30, 2022, operations generated $101,926 of net cash, comprised of a loss from continuing operations of $535,316, noncash items totaling $95,332 consisting primarily of losses recognized from the changes in fair values of derivative liabilities and debt discount amortization, and changes in working capital totaling $541,910.

Investing Activities

During the six months ended June 30, 2023, we used $8,414 for investing activities for the purchase of equipment. We had no investing activity in the prior period.

Financing Activities

During the six months ended June 30, 2023, financing activities provided $46,813 of cash, compared to using $100,552 of cash during the six months ended June 30, 2022. Cash used in financing consisted of repayments of related-party loans.

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

Convertible Debentures and Note Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.8 million as of June 30, 2023. We also have four additional convertible debentures with Tekfine with maturity dates ranging from December 8, 2022, until December 30, 2022, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

As of June 30, 2023, there is $85,877 of short-term advances due to related parties. The advances are due on demand and included in current liabilities. No demand for payment has been made.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2023, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION

Dated: August 21, 2023	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

