Form 10-Q
period 2023-09-30
CIRTRAN CORP
filed 2023-11-20
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2023, there were 4,945,417 shares of common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$23,402	$18,081
Inventory	874,258	816,014
Deposits on inventory	65,440	40,440
Deposits on inventory - related party	92,175	417,633
Accounts receivable, net of allowance for doubtful accounts of $39,438 and $39,438, respectively	157,622	62,873
Other current assets	576,385	328,468
Total current assets	1,789,282	1,683,509
Investment in securities at cost	300,000	300,000
Right-of-use asset	—	—
Property and equipment, net of accumulated depreciation	20,172	15,018
Total assets	$2,109,454	$1,998,527

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,345,979	$2,323,917
Liabilities for product returns and credits	108,461	—
Related-party payable	—	13,740
Short-term advances payable	58,366	58,366
Short-term advances payable - related parties	21,882	21,882
Accrued liabilities	2,237,923	2,079,252
Accrued payroll and compensation expense	5,028,293	4,794,836
Accrued interest, current portion	5,559,333	5,214,530
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	182,129	182,129
Derivative liability	1024,075	1,004,837
Liabilities from discontinued operations	25,457,385	25,342,601
Total current liabilities:	42,378,110	41,390,374
Deferred tax liability	50,888	50,888
Note payable, net of current portion	636,727	656,000
Convertible debenture, net of current portion, net of discount	2,039,861	1,968,310
Total liabilities	45,105,586	44,065,572

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 shares issued and outstanding	4,945	4,945
Additional paid-in capital	37,233,561	37,233,561
Accumulated deficit	(80,234,638)	(79,305,551)
Total stockholders’ deficit	(42,996,132)	(42,067,045)

Total liabilities and stockholders’ deficit	$2,109,454	$1,998,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$766,512	$477,018	$1,438,432	$1,695,707
Cost of sales	112,094	170,108	467,811	580,961
Gross profit	654,418	306,910	970,621	1,114,746

Operating expenses
Employee costs	149,100	139,751	422,902	406,751
Selling, general and administrative expenses	505,169	293,891	794,362	987,662
Total operating expenses	654,269	433,642	1,217,264	1,394,413

Income (loss) from operations	149	(126,732)	(246,643)	(279,667)

Other income (expense)
Interest expense	(192,487)	(179,342)	(562,546)	(527,774)
Gain on forgiveness of debt	—	—	13,000
Gain (loss) on derivative valuation	25,265	(1,156)	(19,238)	(35,105)
Other income	—	—	1,124	—
Total other expense	(167,222)	(180,498)	(567,660)	(562,879)

Net loss from continuing operations	(167,073)	(307,230)	(814,303)	(842,546)

Loss from discontinued operations	(38,682)	(38,682)	(114,784)	(114,784)

Net loss	$(205,755)	$(345,912)	$(929,087)	$(957,330)

Net loss from continuing operations per common share, basic and diluted	$(0.03)	$(0.06)	$(0.16)	$(0.17)
Net loss from discontinued operations per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net loss per common share, basic and diluted	$(0.04)	$(0.07)	$(0.18)	$(0.19)
Basic and diluted weighted average common shares outstanding	4,945,417	4,945,417	4,945,417	4,945,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2022	4,945,417	$4,945	$37,233,561	$(79,305,551)	$(42,067,045)
Net loss	—	—	—	(480,345)	(480,345)
Balance, March 31, 2023	4,945,417	4,945	37,233,561	(79,785,896)	(42,547,390)
Net loss	—	—	—	(242,987)	(242,987)
Balance, June 30, 2023	4,945,417	4,945	37,233,561	(80,028,883)	(42,790,377)
Net loss	—	—	—	(205,755)	(205,755)
Balance, September 30, 2023	4,945,417	$4,945	$37,233,561	$(80,234,638)	$(42,996,132)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	4,945,417	$4,945	$37,233,561	$(77,803,460)	$(40,564,954)
Net loss	—	—	—	(296,503)	(296,503)
Balance, March 31, 2022	4,945,417	4,945	37,233,561	(78,099,963)	(40,861,457)
Net loss	—	—	—	(314,915)	(314,915)
Balance, June 30, 2022	4,945,417	4,945	37,233,561	(78,414,878)	(41,176,372)
Net loss	—	—	—	(345,912)	(345,912)
Balance, September 30, 2022	4,945,417	$4,945	$37,233,561	$(78,760,790)	$(41,522,284)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(929,087)	$(957,330)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Loss from discontinued operations	114,784	114,784
Depreciation expense	3,260	2,857
Loss on derivative valuation	19,238	35,105
Debt discount amortization	71,551	68,157
Gain on forgiveness of debt	(13,000)	—
Amortization of right-of-use asset to rent expense	—	22,291
Changes in operating assets and liabilities:
Inventory	(58,244)	(189,740)
Deposits on inventory	(25,000)	(33,641)
Deposits on inventory - related party	325,458	(185,555)
Accounts receivable	(94,749)	128,943
Other current assets	(247,917)	40
Accounts payable	21,323	112,892
Liabilities for product returns and credits	108,461	—
Accrued liabilities	158,670	608,019
Payments for lease liability	—	(22,291)
Accrued payroll and compensation	233,457	193,310
Accrued interest	344,803	270,189
Net cash provided by operating activities	33,008	168,030

Cash flows from investing activities:
Purchase of property and equipment	(8,414)	—
Net Cash used in investing activities	(8,414)	—

Cash flows from financing activities:
Proceeds from loans payable	65,925	—
Proceeds from related-party loans	13,858	6,930
Repayments of related-party loans	(99,056)	(139,883)
Net Cash used in financing activities	(19,273)	(132,953)

Net change in cash	5,321	35,077
Cash, beginning of period	18,081	5,472
Cash, end of period	$23,402	$40,549

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2022. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of September 30, 2023, and the results of our operations and cash flows for the nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2023.

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

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

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

During the nine months ended September 30, 2023 and 2022, we recognized revenue of $538,228 and $402,723, respectively, related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptance of work product related to those milestones: namely, product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified, and therefore, no asset has been recorded for customer acquisition costs. We have not recognized impairment losses related to the receivables from these contracts during the nine months ended September 30, 2023 and 2022.

Additionally, we recognized revenues of $900,204 and $1,292,984 during the nine months ended September 30, 2023 and 2022, respectively, related to the delivery of products to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfillment of our performance obligations therein, typically limited to the delivery of product.

The Company also recognizes revenue from advanced royalty payments per the terms in its Manufacturing and Distribution Agreement with one if its distributors. The royalty to be received is calculated based on 8% of gross sales, with an annual minimum royalty paid upfront per calendar year for the term of the contract. There is a non-refundable $350,000 Minimum Royalty for FY2023 and a $150,000 annual operational fee (marketing and support). The Company recognizes the minimum royalty at the time of receipt. The annual $150,000 fee is recognized over one year.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount receivable to its net realizable value when needed. As of September 30, 2023, the Company has recorded an allowance for doubtful accounts of $39,438.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at September 30, 2023 and December 31, 2022. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and total $65,440 (non-related-party) and $92,175 (related-party) as of September 30, 2023 and $40,440 (non-related-party) and $417,633 (related-party) as of December 31, 2022.

On most of tobacco related products, the Company pays in advance for Federal Excise Taxes and State Excise Taxes prior to receiving product. The Company accrues those taxes on its balance sheet and expenses them per-unit basis as sold.

Inventory balances consisted of the following:

	September 30, 2023	December 31, 2022
Finished goods	$789,007	$787,671
Raw materials	85,251	28,343
Total	$874,258	$816,014

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

	Total Fair Value at September 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,024,075	$—	$—	$1,024,075

	Total Fair Value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,004,837	$—	$—	$1,004,837

Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were approximately 216,834,000 and 106,038,000 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the nine months ended September 30, 2023 and 2022, respectively, due to the anti-dilutive effect these would have on net loss per share. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. We had a working capital deficiency of $40,588,828 as of September 30, 2023, and a net loss from continuing operations of $814,303 for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $80,234,638. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Property and equipment and estimated service lives consist of the following:

	September 30, 2023	December 31, 2022	Useful Life (years)
Furniture and office equipment	$12,212	$3,798	5-10
Vehicles	18,672	18,672	3-7
Total	30,884	22,470
Less: accumulated depreciation	(10,712)	(7,452)
Property and equipment, net	$20,172	$15,018

We recorded $3,260 and $2,857 of depreciation expense during the nine months ended September 30, 2023 and 2022.

NOTE 5 — RELATED-PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At September 30, 2023 and December 31, 2022, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of September 30, 2023 and December 31, 2022, was $72,466 and $72,466, respectively. No demand for payment has been made.

There were $21,882 and $21,882 of short-term advances due to related parties as of September 30, 2023 and December 31, 2022, respectively.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of his employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price of $0.10. Mr. Hawatmeh held outstanding options to purchase 30,000 shares of common stock as of September 30, 2023 and December 31, 2022. See Note 13–Stock Options and Warrants.

As of September 30, 2023 and December 31, 2022, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of September 30, 2023 and December 31, 2022, we owed a total of $0 and $13,740, respectively, to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the nine months ended September 30, 2023, we had a net decrease in deposits with a related-party inventory supplier totaling $325,458. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $672,614 and $744,709 during the periods ended September 30, 2023 and December 31, 2022, respectively.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022

Tax liabilities	$550,972	$548,811
Other	1,686,951	1,530,441
Total	$2,237,923	$2,079,252

Other accrued liabilities as of September 30, 2023 and December 31, 2022, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $1,653,116 and $1,437,361, respectively.

Accrued payroll and compensation liabilities consist of the following:

	September 30, 2023	December 31, 2022

Director fees	$140,000	$135,000
Bonus expenses	129,358	121,858
Commissions	2,148	2,148
Consulting	446,822	500,322
Administrative payroll	4,309,965	4,035,508
Total	$5,028,293	$4,794,836

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment of $6.6 million to Playboy against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. We have accrued $17,205,599 as of September 30, 2023 and December 31, 2022, related to this judgment, which is included in liabilities in discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which required us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we paid taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which required us to pay the IRS 5% of cash deposits. The monthly payments were to continue until the account balances were paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. The amounts of $517,684 and $517,684 were due as September 30, 2023 and December 31, 2022, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $258,750 and $345,000 was accrued during the period ended September 30, 2023 and December 31, 2022, respectively.

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

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2023	December 31, 2022

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long-term)	500,000	500,000
Small Business Administration loan	136,727	143,000
Total	$726,727	$733,000

There is $353,302 and $300,165 of accrued interest due on these notes as of September 30, 2023 and December 31, 2022, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	September 30, 2023	December 31, 2022

Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on February 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on December 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(361,383)	(432,934)
Total	$2,304,145	$2,232,594
Less: current portion	(264,284)	(264,284)
Long-term portion	$2,039,861	$1,968,310

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

As of September 30, 2023 and December 31, 2022, we had accrued interest on the convertible debentures totaling $1,887,997 and $1,788,318, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of September 30, 2023, using the following assumptions:

Volatility	104.8% - 120.7%
Risk-free rates	4.77% - 5.06%
Stock price	$0.022
Remaining life	0.25- 3.58 years

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $19,238 and $35,105 during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the fair market value of the derivatives aggregated $1,024,075 and $1,004,837, respectively.

NOTE 11 — STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the nine months ended September 30, 2023, 8,000 options previously granted to employees expired. During the same period we granted those same employees 8,000 new options to purchase shares of common stock. The value of the options is nominal; therefore there is no current impact to the financial statements.

As of September 30, 2023 and December 31, 2022, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

As of September 30, 2023 and December 31, 2022, there were 40,000 options issued and vested with a weighted average exercise price of $0.03 and a weighted average remaining life of 1.68 years. Outstanding options as of September 30, 2023, consisted of:

Exercise Price	Count	Average Exercise	Remaining Life	Exercisable
$0.01	32,000	0.01	2.23	32,000
$0.10	8,000	0.10	4.50	8,000
Total	40,000	0.03	2.69	40,000

NOTE 12—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of September 30, 2023 and December 31, 2022. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

	September 30, 2023	December 31, 2022
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$18,338,848	$18,338,848
Accrued liabilities	589,380	589,380
Accrued interest	1,597,941	1,483,157
Accrued payroll and compensation expense	131,108	131,108
Current maturities of long-term debt	239,085	239,085
Related-party payable	1,776,250	1,776,250
Short-term advances payable	2,784,773	2,784,773
Total liabilities from discontinued operations	$25,457,385	$25,342,601

Net loss from discontinued operations for the nine months ended September 30, 2023 and 2022, were comprised of the following components:

	Nine Months ended September 30,
	2023	2022
Other expense:
Interest expense	(114,784)	(114,784)
Net loss from discontinued operations	$(114,784)	$(114,784)

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

Results of Operations for the Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022

Sales and Cost of Sales

During the three months ended September 30, 2023 and 2022, we had net sales of $766,512 and $477,018, respectively, an increase of $289,494 or 60.7%. We had cost of sales of $112,094 and $170,108, respectively, for gross profit of $654,418 and $306,910, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. The increase in revenue in the current period is due to additional income from the licensing of novelties in an international territory.

Operating Expenses

During the three months ended September 30, 2023 and 2022, employee costs were $149,100 and $139,750 respectively, an increase of $9,350 or 6.7%. Employee costs increased in the current period due to additional labor needed based on the current business level.

Selling, general, and administrative expenses (S,G&A”)were $505,169 and $293,891, respectively, an increase of $211,278 or 71.8%. The increase in S,G&A expenses period over period was the result of additional marketing spending to support the brand.

Other Expense

Other expenses during the three months ended September 30, 2023 and 2022, consisted of $192,487 and $179,342 of interest expense and a gain of $25,265 and a loss of $1,156 on derivative valuation, respectively.

Net Loss

Our net loss from continuing operations for the three months ended September 30, 2023, was $167,073 compared to $307,230 for the three months ended September 30, 2022, a decrease of $140,157. Our net loss decreased in the current period mainly due to the increase of our gross margin.

Results of Operations for the Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022

Sales and Cost of Sales

During the nine months ended September 30, 2023 and 2022, we had net sales of $1,438,432 and $1,695,707, respectively, a decrease of $257,275 or 15.2%. We had cost of sales of $467,811 and $580,960, respectively, for gross profit of $970,621 and $1,114,746, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. The decrease in revenue in the current period is due to a decrease in the sale of Vape products in California due to their ban on flavored tobacco in 2022.

Operating Expenses

During the nine months ended September 30, 2023 and 2022, employee costs were $422,902 and $406,751, respectively, an increase of $16,151 or 4%.

Selling, general, and administrative expenses were $794,362 and $987,662, respectively, a decrease of $193,300 or 19.6%. The decrease in S,G&A expenses period over period was the result of our efforts to control costs.

Other Expense

Other expenses during the nine months ended September 30, 2023 and 2022, consisted of $562,546 and $527,774 of interest expense and a loss of $19,238 and $35,105 on derivative valuation, respectively. We also recognized a gain on the forgiveness of debt of $13,000 and other income of $1,124, in the current period.

Net Loss

Our net loss from continuing operations for the nine months ended September 30, 2023, was $814,303 compared to $842,546 for the nine months ended September 30, 2022, a decrease of $28,243 or 3.4%.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was approximately $80 million at September 30, 2023. As of September 30, 2023, we had current assets of $1.8 million and current liabilities of approximately $42 million, resulting in a working capital deficit of approximately $42 million at September 30, 2023.

Operating Activities

During the nine months ended September 30, 2023, operations provided $33,008 of net cash, comprised of a loss of $929,087, noncash items totaling $195,833 consisting primarily of losses recognized from the changes in fair values of derivative liabilities and debt discount amortization, and changes in working capital totaling $766,262. During the nine months ended September 30, 2022, operations generated $168,030 of net cash, comprised of a loss from continuing operations of $931,863, noncash items totaling $243,194 consisting primarily of losses recognized from the changes in fair values of derivative liabilities and debt discount amortization, and changes in working capital totaling $971,483.

Investing Activities

During the nine months ended September 30, 2023, we used $8,414 for investing activities for the purchase of equipment. We had no investing activity in the prior period.

Financing Activities

During the nine months ended September 30, 2023, financing activities used $19,273 of cash, compared to using $132,952 of cash during the nine months ended September 30, 2022. Cash used in financing consisted of repayments of related-party loans.

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

Convertible Debentures and Note Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $1.8 million as of September 30, 2023. We also have four additional convertible debentures with Tekfine with maturity dates ranging from December 8, 2022, until December 30, 2022, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

As of September 30, 2023, there is $21,882 of short-term advances due to related parties. The advances are due on demand and included in current liabilities. No demand for payment has been made.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2023, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION

Dated: November 20, 2023	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

