Form 10-K
period 2023-12-31
CIRTRAN CORP
filed 2024-04-19
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2023, the aggregate market value of voting common equity held by nonaffiliates was $136,527.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 16, 2024, we had 4,945,417 shares of common stock outstanding.

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

In early 2020, we completed phase one and two of our development of several HUSTLER®-branded products, which enabled us to generate revenue of about $1.8 million during the year ended December 31, 2023, and about $1.7 million during the year ended December 31, 2022. Our revenue-generating activities capitalized on our 2019 efforts to explore new product opportunities. In late 2019, we entered a five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

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

The Flynt/HUSTLER® organization, a privately held 45-year-old global empire founded by Larry Flynt, operates under the HUSTLER® brand, including Larry Flynt’s HUSTLER® Clubs in 14 locations worldwide, HUSTLER® Hollywood adult retail stores in 60 locations, the luxurious HUSTLER® Casino and Larry Flynt’s Lucky Lady Casino in California, broadcasting outlets serving over 55 countries, and DVD distribution. Larry Flynt’s HUSTLER® Club, located at the south end of The Las Vegas Strip, consists of an approximately 70,000-square-foot gentlemen’s club above a similarly sized retail store that sells erotic clothing, toys, and associated merchandise. Our HUSTLER®-branded products are also distributed in outlets operated by HUSTLER®’s affiliated Deja Vu organization, which operates approximately 200 gentlemen’s clubs and adjacent adult retail stores in major metropolitan cities across the United States and several foreign countries, including the United Kingdom, Australia, France, Canada, and Mexico.

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

Employees

As of December 31, 2023, we had four full-time employees, including our officers and directors, and tweny-three part-time contract workers. We now rely on part-time and contract workers, independent contractors, and consultants to meet our needs while minimizing fixed overhead. We expect to continue to rely on this strategy in the future as our increasing activities required more personnel.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats, including by engaging a third-party cybersecurity service provider, which communicates directly with our management and compliance personnel. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

Our cybersecurity risk management methodology includes:

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risk.

ITEM 2. PROPERTIES

We sublease a 2,500-square-foot office, showroom, and warehouse in Las Vegas, NV, for $2,500 per month from GloBrands under a lease that expired in October 2022. In November 2022, the lease was continued on a month-to-month basis. We believe that the facilities described above are generally in good condition, well maintained, and suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. All judgments, including interest, have been booked as liabilities, except where we believe collection or enforcement of the judgments is barred by the applicable statute of limitations, in which case the liabilities have been eliminated. We consider litigation reduced to judgment as no longer pending. However, in certain circumstances, a litigant can initiate further proceedings following the entry of a non-appealable final judgment and the passage of the applicable statute of limitations on the enforcement of a judgment to seek enforcement or further relief. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of December 31, 2023, we were not a party to any material pending litigation, and no lawsuits have been threatened by or against us.

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

The following table sets forth the range of low and high closing sale prices for our common stock for each of the periods indicated, as reported and summarized by the Pink tier of the OTC Markets Group:

	Low	High
2023:
Fourth Quarter	$0.022	$0.026
Third Quarter	$0.016	$0.029
Second Quarter	$0.015	$0.029
First Quarter	$0.021	$0.031

2022:
Fourth Quarter	$0.021	$0.045
Third Quarter	$0.031	$0.06
Second Quarter	$0.05	$0.065
First Quarter	$0.043	$0.09

On March 26, 2024, the closing price per share for the most recent sale of our common stock on the Pink tier of the OTC Markets Group was $0.025. We have 498 stockholders of record of our common stock. As of March 26, 2024, we had 4,945,417 shares of our common stock issued and outstanding.

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

Equity Compensation Plan

The following table provides information as of December 31, 2023, respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)(c)

Equity compensation plans approved by security holders	40,000	$0.03	344,000
Equity compensation plans not approved by security holders	—	—	—
Total	40,000	$0.03	344,000

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

During the year ended December 31, 2023, our business activities generated revenue of $1,616,148. In 2020, we completed phase one and two of our development of all HUSTLER®-branded products, related to our 2019 five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

Sales and Cost of Sales

We had revenues of $1,616,148 and $1,719,358 during the years ended December 31, 2023 and 2022, respectively, a decrease of $103,210 or 6%. We had cost of sales of $609,651 and $696,548, respectively, for gross profit of $1,006,497 and $1,022,810, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. The increase in revenue in the current period is due to a decrease in the sale of Vape products in California due to their ban on flavored tobacco.

Operating Expenses

During the year ended December 31, 2023, selling, general, and administrative expenses and employee costs were approximately $1,021,000, as compared to approximately $1,545,000 for the same period in 2022, a decrease of $524,000 or 34%. Selling, general, and administrative expenses were $509,895 and $1,004,003, respectively, a decrease of $494,108 or 49.2%. The decrease in operating expenses period over period is the result of focusing on products with less marketing spending demands and spending less on marketing consultants.

Other Income and Expense

For the year ended December 31, 2023, we had total other expense of $536,782. This consisted of interest expense of $768,899, a loss on the fair value of derivative liabilities of $292,100 a gain on settlement of debt of $194,709, a gain on forgiveness of debt of $328,384 and other income of $1,124.

Other income and expenses during the year ended December 31, 2022, consisted of interest expense of $709,414 and a loss on the fair value of derivative liabilities of approximately $66,040.

As a result of the foregoing, we had a net loss from continuing operations of $551,699 as compared to $1,297,737 in the prior year.

For the year ended December 31, 2023, we recognized a gain from discontinued operations of $20,831,526 due to the extinguishment of time barred debt.

For the year ended December 31, 2022, we recognized a loss from discontinued operations of $153,466.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit is approximately $59 million at December 31, 2023.

Operating Activities

During the year ended December 31, 2023, operations used $72,607 of net cash, comprised of a loss from continuing operations of $551,699, noncash items totaling $20,948,388 consisting primarily of losses recognized from the changes in fair values of derivative liabilities, debt discount amortization and a gain of $20,831,526 from discontinued operations. Changes in working capital totaled $587,421. During the year ended December 31, 2022, operations generated $159,304 of net cash, comprised of a loss from continuing operations of $1,502,091, noncash items totaling $337,367 consisting primarily of losses recognized from the changes in fair values of derivative liabilities, debt discount amortization and discontinued operations. Changes in working capital totaled $1,273,140.

During the year ended December 31, 2023, we were provided approximately $63,000 of net cash in financing activities mainly comprised of repayments on related-party loans that totaled $47,478 and proceeds from related-party loans of $114,600. During the year ended December 31, 2022, we used approximately $147,000 of net cash from financing activities mainly comprised of repayments on related-party loans that totaled $155,000 and proceeds from related-party loans of $8,000.

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

We have received advances from related parties totaling $114,600 and $8,137 during the years ended December 31, 2023 and 2022, respectively, as well as making repayments on related-party loans of $47,478 and $154,832 during the years ended December 31, 2023 and 2022, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CirTran Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CirTran Corporation (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2020.

Spokane, Washington

April 19, 2024

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$—	$18,081
Inventory	815,612	816,014
Deposits on inventory	26,983	40,440
Deposits on inventory - related party	224,411	417,633
Accounts receivable, net of allowance for doubtful accounts of $0 and $39,438, respectively	21,536	62,873
Other current assets	441,095	328,468
Total current assets	1,529,637	1,683,509
Investment in securities at cost	300,000	300,000
Right-of-use asset	—	—
Property and equipment, net of accumulated depreciation	18,925	15,018
Total assets	$1,848,562	$1,998,527

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$625,848	$2,323,917
Liabilities for product returns and credits	8,701	—
Related-party payable	—	13,740
Short-term advances payable	172,966	58,366
Short-term advances payable - related parties	21,882	21,882
Accrued liabilities	2,889,389	2,079,252
Accrued payroll and compensation expense	5,067,213	4,794,836
Accrued interest, current portion	5,758,603	5,214,530
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	151,833	182,129
Derivative liability	1,296,937	1,004,837
Liabilities from discontinued operations	4,511,075	25,342,601
Total current liabilities:	20,858,731	41,390,374
Deferred tax liability	55,946	50,888
Note payable, net of current portion	634,636	656,000
Convertible debenture, net of current portion, net of discount	2,077,934	1,968,310
Total liabilities	23,627,247	44,065,572

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 shares issued and outstanding	4,945	4,945
Additional paid-in capital	37,233,561	37,233,561
Accumulated deficit	(59,017,191)	(79,305,551)
Total stockholders’ deficit	(21,778,685)	(42,067,045)

Total liabilities and stockholders’ deficit	$1,848,562	$1,998,527

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Net sales	$1,616,148	$1,719,358
Cost of sales	609,651	696,548
Gross profit	1,006,497	1,022,810

Operating expenses
Employee costs	511,519	541,090
Selling, general and administrative expenses	509,895	1,004,003
Total operating expenses	1,021,414	1,545,093

Income (loss) from operations	(14,917)	(522,283)

Other income (expense)
Interest expense	(768,899)	(709,414)
Gain on settlement of debt	194,709	—
Gain on forgiveness of debt	328,384	—
Loss on derivative valuation	(292,100)	(66,040)
Other income	1,124	—
Total other expense	(536,782)	(775,454)

Net loss from continuing operations	(551,699)	(1,297,737)

Gain (loss) from discontinued operations	20,831,526	(153,466)

Net (loss) income before income tax	20,279,827	(1,451,203)
Income tax benefit (expense)	8,533	(50,888)
Net (loss) income	$20,288,360	$(1,502,091)

Net loss from continuing operations per common share, basic and diluted	$(0.11)	$(0.27)
Net loss from discontinued operations per common share, basic and diluted	$4.21	$(0.03)
Net loss per common share, basic and diluted	$4.10	$(0.30)
Basic and diluted weighted average common shares outstanding	4,945,417	4,945,417

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2021	4,945,417	$4,945	$37,233,561	$(77,803,460)	$(40,564,954)
Net loss	—	—	—	(1,502,091)	(1,502,091)
Balance, December 31, 2022	4,945,417	4,945	37,233,561	(79,305,551)	(42,067,045)
Net income	—	—	—	20,288,360	20,288,360
Balance, December 31, 2023	4,945,417	$4,945	$37,233,561	$(59,017,191)	$(21,778,685)

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$20,288,360	$(1,502,091)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
(Gain) loss from discontinued operations	(20,831,526)	153,466
Depreciation expense	4,507	3,881
Loss on derivative valuation	292,100	66,040
Debt discount amortization	109,624	91,689
Gain on settlement of debt	(194,709)	—
Gain on forgiveness of debt	(328,384)	—
Amortization of right-of-use asset to rent expense	—	22,291
Changes in operating assets and liabilities:
Inventory	402	(278,053)
Deposits on inventory	13,457	(28,801)
Deposits on inventory - related party	193,222	(330,591)
Accounts receivable	41,337	149,371
Other current assets	(112,627)	(60,648)
Accounts payable	(1,188,715)	399,949
Liabilities for product returns and credits	8,701	—
Accrued liabilities	810,136	644,758
Payments for lease liability	—	(22,291)
Accrued payroll and compensation	272,377	465,133
Accrued interest	544,073	334,313
Accrued tax liability	5,058	50,888
Net cash (used) provided by operating activities	(72,607)	159,304

Cash flows from investing activities:
Purchase of property and equipment	(8,414)	—
Net Cash used in investing activities	(8,414)	—

Cash flows from financing activities:
Repayments of loans payable	(4,182)	—
Proceeds from related-party loans	114,600	8,137
Repayments of related-party loans	(47,478)	(154,832)
Net Cash provided by (used in) financing activities	62,940	(146,695)

Net change in cash	(18,081)	12,609
Cash, beginning of year	18,081	5,472
Cash, end of year	$—	$18,081

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CIRTRAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022.

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

During the years ended December 31, 2023 and 2022, we recognized revenue of $410,000 and $60,067, respectively, related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptance of work product related to those milestones: namely, product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified, and therefore, no asset has been recorded for customer acquisition costs. We have not recognized impairment losses related to the receivables from these contracts during the years ended December 31, 2023 and 2022.

Additionally, we recognized revenues of $1,206,148 and $1,659,291 during the years ended December 31, 2023 and 2022, respectively, related to the delivery of products to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfillment of our performance obligations therein, typically limited to the delivery of product.

The Company also recognizes revenue from advanced royalty payments per the terms in its Manufacturing and Distribution Agreement with one of its distributors. The royalty to be received is calculated based on 8% of gross sales, with an annual minimum royalty paid upfront per calendar year for the term of the contract. There is a non-refundable $350,000 Minimum Royalty for FY 2023. The Company recognizes the minimum royalty and corresponding expense at the time of receipt.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount receivable to its net realizable value when needed. As December 31, 2023 and 2022, the Company has recorded an allowance for doubtful accounts of $0 and $39,438, respectively.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $300,000 at December 31, 2023 and 2022. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. We evaluated the investment for impairment and determined there was none during the periods presented.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and total $26,983 (non-related-party) and $224,411 (related-party) as of December 31, 2023 and $40,440 (non-related-party) and $417,633 (related-party) as of December 31, 2022.

On most of tobacco related products, the Company pays in advance for Federal Excise Taxes and State Excise Taxes prior to receiving product. The Company accrues those taxes on its balance sheet and expenses them per-unit basis as sold.

Inventory balances consisted of the following:

	December 31, 2023	December 31, 2022
Finished goods	$772,589	$787,671
Raw materials	43,023	28,343
Total	$815,612	$816,014

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

	Total Fair Value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs(Level 3)
Derivative liabilities	$1,296,937	$—	$—	$1,296,937

	Total Fair Value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,004,837	$—	$—	$1,004,837

Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were approximately 216,834,000 and 106,623,280 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the years ended December 31, 2023 and 2022, respectively, due to the anti-dilutive effect these would have on net loss per share. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Consolidated Financial Statements properly reflect the change.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company does note expect the updated guidance to have a material impact on its disclosures.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2023-08 for the year ended December 31, 2023. The updated guidance is not expected to have a material impact on the Company’s disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the CODM, requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for the Company for annual periods beginning after December 31, 2023; early adoption is permitted. The updated guidance is not expected to have a material impact on the Company’s disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in other GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for the Company for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The updated guidance is not expected to have a material impact on the Company’s disclosures.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. We had a working capital deficiency of $19,329,094 as of December 31, 2023, and a net loss from continuing operations of $543,166 for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $59,017,191. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Property and equipment and estimated service lives consist of the following:

	December 31, 2023	December 31, 2022	Useful Life (years)
Furniture and office equipment	$12,212	$3,798	5-10
Vehicles	18,672	18,672	3-7
Total	30,884	22,470
Less: accumulated depreciation	(11,959)	(7,452)
Property and equipment, net	$18,925	$15,018

We recorded $4,508 and $3,881 of depreciation expense during the years ended December 31, 2023 and 2022.

NOTE 5 — RELATED PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2023 and 2022, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of December 31, 2023 and 2022, was $72,466 and $72,466, respectively. No demand for payment has been made.

There were $21,882 and $21,882 of short-term advances due to related parties as of December 31, 2023 and 2022, respectively.

We have agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of his employment agreement require us to grant options to purchase 6,000 shares of our stock each year, with an exercise price of $0.10. Mr. Hawatmeh held outstanding options to purchase 30,000 shares of common stock as of December 31, 2023. See Note 13–Stock Options and Warrants.

As of December 31, 2023 and 2022, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of December 31, 2023 and 2022, we owed a total of $0 and $13,740, respectively, to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the year ended December 31, 2023, we had a net decrease in deposits with a related-party inventory supplier totaling $193,222. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $837,618 and $341,734 during the periods ended December 31, 2023 and 2022, respectively.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	December 31, 2023	December 31, 2022

Tax liabilities	$37,228	$548,811
Accrued Royalty - Globrands LLC	1,092,915	—
Other	1,759,246	1,530,441
Total	$2,889,389	$2,079,252

Other accrued liabilities as of December 31, 2023 and 2022, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $1,735,109 and $1,437,361, respectively.

Accrued payroll and compensation liabilities consist of the following:

	December 31, 2023	December 31, 2022

Director fees	$135,000	$135,000
Bonus expenses	121,858	121,858
Commissions	2,148	2,148
Consulting	438,822	500,322
Administrative payroll	4,369,385	4,035,508
Total	$5,067,213	$4,794,836

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

Playboy Enterprises, Inc.

Our affiliate, Play Beverages, LLC, filed suit against Playboy Enterprises, Inc., in Cook County, Illinois, Circuit Court in October 2012 asserting numerous claims, including breach of contract and tortious interference. Playboy responded with a counterclaim of breach of contract and trademark infringement. After proceedings in October 2016, the court awarded a judgment of $6.6 million to Playboy against Play Beverages and CirTran Beverage Corp., our subsidiary. The court denied our motion for a new trial and awarded Playboy treble patent infringement damages and attorney’s fees. We filed a notice of appeal in July 2017 and again in March 2018. Playboy has initiated collection efforts but has recovered no funds. In September 2018, the appellate court affirmed the judgment of the circuit court. The balance due related to this judgment, has been included in liabilities in discontinued operations. As of December 31, 2023, the Company received legal representation that the judgement can no longer be enforced after seven years, as a result, the Company has recognized a gain from discontinued operations of $18,878,359 of time barred debt previously included in liabilities from discontinued operations.

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which required us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we paid taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which required us to pay the IRS 5% of cash deposits. The monthly payments were to continue until the account balances were paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. During the year ended December 31, 2023, the Company wrote off $512,520 as time barred debt. The amounts of $5,164 and $517,684 were due as December 31, 2023 and 2022, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $345,000 and $345,000 was accrued during the period ended December 31, 2023 and 2022, respectively.

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

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2023	December 31, 2022

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long-term)	500,000	500,000
Small Business Administration loan	134,636	143,000
Total	$724,636	$733,000

There is $366,626 and $313,764 of accrued interest due on these notes as of December 31, 2023 and 2022, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	December 31, 2023	December 31, 2022

Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on February 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on December 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(323,310)	(432,934)
Total	$2,342,218	$2,232,594
Less: current portion	(264,284)	(264,284)
Long-term portion	$2,077,934	$1,968,310

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

As of December 31, 2023 and 2022, we had accrued interest on the convertible debentures totaling $1,921,590 and $1,788,318, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of December 31, 2023, using the following assumptions:

Volatility	119.8% - 127.6%
Risk-free rates	4.60% - 4.79%
Stock price	$0.023
Remaining life	0.25- 3.33 years

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $292,100 and $66,040 during the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, the fair market value of the derivatives aggregated $1,296,937 and $1,004,837, respectively.

NOTE 11 — INCOME TAXES

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

We have not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2023 and 2022, applicable under FASB ASC 740, Income Taxes. We did not recognize any adjustment to the liability for an uncertain tax position and, therefore, did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All our tax returns remain open.

As of December 31, 2023 and 2022, we had net operating loss carryforwards for tax reporting purposes of approximately $3.8 million and $21.4 million, respectively. During the year ended December 31, 2019, we dissolved four subsidiaries that had total net operating loss carryforwards of approximately $8.9 million, which were forfeited upon dissolution, reducing our deferred tax asset by approximately $1.9 million. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed in Note 6 – Other Accrued Liabilities.

As of December 31, 2022, we recognized an accrual for tax liability expense of $50,888 for our LBC Products, Inc, subsidiary only. LBC is not considered part of the consolidated company for tax purposes.

As of December 31, 2023, we recognized a tax benefit of $8,533 for our LBC Products, Inc, subsidiary only. LBC is not considered part of the consolidated company for tax purposes.

	2023	2022
Deferred Tax Assets:
NOL Carryover	$1,177,300	$5,461,800
Less valuation allowance	(1,177,300)	(5,461,800)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2023 and 2022 due to the following:

	2023	2022
Book income (loss)	$4,260,600	$(315,400)
Change in payroll accruals	57,200	74,200
Allowance for doubtful accounts	(8,300)	8,300
Amortization of debt discount	23,000	19,255
Change in derivative liability	61,300	13,868
Valuation allowance	(4,393,800)	199,777
	$—	$—

NOTE 12 — STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

During the year ended December 31, 2023, 8,000 options previously granted to employees expired. During the same period we granted those same employees 8,000 new options to purchase shares of common stock. The value of the options is nominal; therefore there is no current impact to the financial statements.

As of December 31, 2023 and 2022, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

As of December 31, 2023 and 2022, there were 40,000 options issued and vested with a weighted average exercise price of $0.03 and a weighted average remaining life of 1.68 years. Outstanding options as of December 31, 2023, consisted of:

Exercise Price	Count	Average Exercise	Remaining Life	Exercisable
$0.01	32,000	0.01	2.48	32,000
$0.10	8,000	0.10	4.75	8,000
Total	40,000	0.03	2.94	40,000

NOTE 13—DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of December 31, 2023 and 2022. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations.

As of December 31, 2023, the Company received legal representation that the judgement related to Play Beverages, LLC, (Note 7) can no longer be enforced after seven years, as a result, the Company has recognized a gain from discontinued operations of $18,873,932 of time barred debt previously included in liabilities from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

	December 31, 2023	December 31, 2022
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$283,818	$18,338,848
Accrued liabilities	58,184	589,380
Accrued interest	1,636,624	1,483,157
Accrued payroll and compensation expense	122,864	131,108
Current maturities of long-term debt	239,085	239,085
Related-party payable	—	1,776,250
Short-term advances payable	2,170,500	2,784,773
Total liabilities from discontinued operations	$4,511,075	$25,342,601

Net gain (loss) from discontinued operations for the years ended December 31, 2023 and 2022, were comprised of the following components:

	Years ended December 31,
	2023	2022
Other income (expense):
Gain on settlement	18,878,359	—
Gain on Forgiveness of Debt	2,106,633	—
Interest expense	(153,466)	(153,466)
Net gain (loss) from discontinued operations	$20,831,526	$(153,466)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2023, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2023, and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Title	Tenure

Iehab Hawatmeh	57	President, Chief Executive Officer,	July 2000 to date
		Chief Financial Officer, Chairman
Kathryn Hollinger	73	Director, Controller	August 2011 to date

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2023, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except that two officers failed to report options earned and options that expired during the fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)		Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)

Iehab J. Hawatmeh(1)	2023	345,000	-	-	139	(2)	-	-	15,600	(3)	360,739
President, Chief Executive Officer	2022	345,000	-	-	293	(2)	-	-	15,600	(3)	360,893

Kathryn Hollinger(4)	2023	55,000	-	-	46	(2)	-	-	5,000	(5)	60,046
	2022	55,000	-	-	98	(2)	-	-	5,000	(5)	60,098

(1)	Mr. Hawatmeh accrued $297,000 and $345,000 of his salary in 2023 and 2022.
(2)	The amount is the fair value of the option awards on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See note 2 to our consolidated financial statements.
(3)	Includes $12,000 for car allowance for each of 2023 and 2022 and $3,600 and $3,600 for medical insurance premiums for 2023 and 2022.
(4)	Ms. Hollinger’s compensation listed in this table is for her services as our controller.
(5)	Fees accrued as director compensation.

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

During the years ended December 31, 2023 and 2022, we accrued 6,000 and 6,000 stock options, respectively, relating to this employment agreement. The fair market value of the options issued during the years ended December 31, 2023 and 2022 was $139 and $293, respectively.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information regarding unexercised options, stock that has not vested, and equity incentive plan awards owned by the Named Executive Officers as of December 31, 2023:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Iehab Hawatmeh	—	6,000	—	0.10	04/01/24	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.10	04/01/24	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.01	01/06/25	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.01	01/06/25	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.01	01/06/26	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.01	01/06/26	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.01	01/03/27	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.01	01/03/27	—	—	—	—
Iehab Hawatmeh	—	6,000	—	0.01	01/03/28	—	—	—	—
Kathryn Hollinger	—	2,000	—	0.01	01/03/28	—	—	—	—

Director Compensation

Except for Iehab Hawatmeh, who is also our chief executive officer, we pay our directors $5,000 per year to serve on our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 15, 2024, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 4,945,417 shares of common stock outstanding.

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

Related-Party Transactions

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2023, the principal amount owing on the note was $151,833. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). These notes accrue interest at 12% per annum and are due on demand. We made no payments towards the outstanding notes during 2022. The principal balance owing on the notes as of December 31, 2023, of $72,466 is included in liabilities from discontinued operations.

As of December 31, 2023 and 2022, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of December 31, 2023 and 2022, we owed a total of $0 and $13,740, respectively, to a related party through trade payables incurred in the normal course of business. These amounts are shown as a separate related-party payable on the balance sheet as of each reporting date.

During the year ended December 31, 2023, we had a net decrease in deposits with a related-party inventory supplier totaling $193,222. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $837,618 and $341,734 during the periods ended December 31, 2023 and 2022, respectively.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, none of our directors is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Fruci & Associates has served as our independent registered public accounting firm since July 2020.

Audit Fees

For our fiscal year ended December 31, 2023, we were billed approximately $32,600 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2022, we were billed approximately $34,000 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2023 and 2022, we were billed approximately $11,250 and $0, respectively, for audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2023 and 2022, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2023 and 2022.

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

CIRTRAN CORPORATION

Date: April 19, 2024	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 19, 2024	/s/ Iehab Hawatmeh
Iehab Hawatmeh, Director, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Date: April 19, 2024	/s/ Kathryn Hollinger
Kathryn Hollinger, Director

