Form 10-K
period 2024-12-31
CIRTRAN CORP
filed 2025-04-15
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2024, the aggregate market value of voting common equity held by nonaffiliates was $56,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 11, 2025, we had 4,945,417 shares of common stock outstanding.

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

Employees

As of December 31, 2024, we had four full-time employees, including our officers and directors, and twenty-three part-time contract workers. We now rely on part-time and contract workers, independent contractors, and consultants to meet our needs while minimizing fixed overhead. We expect to continue to rely on this strategy in the future as our increasing activities required more personnel.

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

ITEM 2. PROPERTIES

We sublease a 2,500-square-foot office, showroom, and warehouse in Las Vegas, NV, for $2,500 per month, on a month to month basis, from GloBrands. We believe that the facilities described above are generally in good condition, well maintained, and suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. All judgments, including interest, have been booked as liabilities, except where we believe collection or enforcement of the judgments is barred by the applicable statute of limitations, in which case the liabilities have been eliminated. We consider litigation reduced to judgment as no longer pending. However, in certain circumstances, a litigant can initiate further proceedings following the entry of a non-appealable final judgment and the passage of the applicable statute of limitations on the enforcement of a judgment to seek enforcement or further relief. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of December 31, 2024, we were not a party to any material pending litigation, and no lawsuits have been threatened by or against us.

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

The following table sets forth the range of low and high closing sale prices for our common stock for each of the periods indicated, as reported and summarized by the Pink tier of the OTC Markets Group:

	Low	High
2024:
Fourth Quarter	$0.006	$0.03
Third Quarter	$0.0006	$0.0124
Second Quarter	$0.012	$0.023
First Quarter	$0.015	$0.025

2023:
Fourth Quarter	$0.022	$0.026
Third Quarter	$0.016	$0.029
Second Quarter	$0.015	$0.029
First Quarter	$0.021	$0.031

On April 10, 2025, the closing price per share for the most recent sale of our common stock on the Pink tier of the OTC Markets Group was $0.034. We have 498 stockholders of record of our common stock. As of April 10, 2024, we had 4,945,417 shares of our common stock issued and outstanding.

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

Dividends

Holders of shares of common stock are entitled to receive dividends for our common stock when, as, and if declared by the board of directors out of funds legally available. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the board of directors and will depend upon the number of factors, including future revenues, capital requirements, overall financial condition, and such other factors as our board of directors deems relevant.

Equity Compensation Plan

The following table provides information as of December 31, 2024, respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)(c)

Equity compensation plans approved by security holders	32,000	$0.03	344,000
Equity compensation plans not approved by security holders	–	–	–
Total	32,000	$0.03	344,000

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

During the year ended December 31, 2024, our business activities generated revenue of $1,296,796. In 2020, we completed phase one and two of our development of all HUSTLER®-branded products, related to our 2019 five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

Sales and Cost of Sales

We had revenues of $1,296,796 and $1,616,148 during the years ended December 31, 2024 and 2023, respectively, a decrease of $319,352 or 19.8%. We had cost of sales of $458,158 and $609,651, respectively, for gross profit of $838,638 and $1,006,497, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. We had higher revenue in the prior period due to additional income from the licensing of novelties in an international territory.

Operating Expenses

During the year ended December 31, 2024 and 2023, employee costs were $515,807 and $511,519 respectively, an increase of only $4,288 or 0.8%.

During the year ended December 31, 2024 and 2023, selling, general, and administrative expenses were $873,570 and $509,895, respectively, an increase of $363,675 or 71.3%. The increase in operating expenses year over year is the result of additional marketing expense to launch product on detail chains.

Other Income and Expense

For the year ended December 31, 2024, we had total other expense of $1,996,615. This consisted of $790,589 of interest expense, an impairment loss on out investment of $52,000 and a loss of $1,161,498 on derivative valuation. We also had other income of $250 and a gain on the disposal of property of $7,222.

For the year ended December 31, 2023, we had total other expense of $536,782. This consisted of interest expense of $768,899, a loss on the fair value of derivative liabilities of $292,100, a gain on settlement of debt of $194,709, a gain on forgiveness of debt of $328,384 and other income of $1,124.

As a result of the foregoing, we had a net loss from continuing operations of $2,547,354 as compared to $551,699 in the prior year.

For the year ended December 31, 2024, we recognized a loss from discontinued operations of $153,886 due to interest expense.

For the year ended December 31, 2023, we recognized a gain from discontinued operations of $20,831,526 due to the extinguishment of time barred debt.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit is approximately $61.6 million at December 31, 2024.

Operating Activities

During the year ended December 31, 2024, operations used $46,354 of net cash, comprised of a loss from discontinued operations of $153,886, noncash items totaling $1,310,404 consisting primarily of losses recognized from the changes in fair values of derivative liabilities and debt discount amortization. Changes in working capital totaled $1,122,020

During the year ended December 31, 2023, operations used $72,607 of net cash, comprised of a loss from continuing operations of $551,699, noncash items totaling $20,948,388 consisting primarily of losses recognized from the changes in fair values of derivative liabilities, debt discount amortization and a gain of $20,831,526 from discontinued operations. Changes in working capital totaled $587,421.

During the year ended December 31, 2024, we were provided with $15,400 of net cash from the sale of an automobile.

During the year ended December 31, 2024, we were provided $30,954 of net cash in financing activities mainly comprised of repayments on related-party loans that totaled $61,336 and proceeds from related-party loans of $61,906.

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

Convertible Debentures and Notes Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture has a total outstanding principal balance of $2.4 million, with accrued interest of $2 million as of December 31, 2024. We also have four additional convertible debentures with Tekfine with maturity dates ranging from February 28, 2022, until May 30, 2022, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

We have received advances from related parties totaling $61,906 and $114,600 during the years ended December 31, 2024 and 2023, respectively, as well as making repayments on related-party loans of $61,336 and $47,478 during the years ended December 31, 2024 and 2023, respectively.

Critical Accounting Policies

The Company considers its accounting for the fair value of financial instruments, revenue recognition, accounts receivable, allowance for doubtful accounts and inventory among its critical accounting policies. The Company maintains an allowance for doubtful accounts to reflect management’s estimate of the amount of receivables that will not be collected. This estimate is considered a critical accounting estimate due to the subjectivity involved in evaluating the collectability of accounts receivable. The fair value measurement of derivative instruments is also one of our critical accounting estimates due to the complexity and subjectivity involved. These estimates often require the use of valuation models that rely on unobservable inputs. Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a more detail description of each, and a summary of all our critical accounting policies and recently adopted and issued accounting standards.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CirTran Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CirTran Corporation (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

April 15, 2025

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$—	$—
Inventory	737,223	815,612
Deposits on inventory	28,803	26,983
Deposits on inventory - related party	637	224,411
Accounts receivable, net	25,641	21,536
Other current assets	485,621	441,095
Total current assets	1,277,925	1,529,637
Investment in securities at cost	248,000	300,000
Property and equipment, net of accumulated depreciation	6,407	18,925
Total assets	$1,532,332	$1,848,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$762,440	$625,848
Cash overdraft	30,384	—
Liabilities for product returns and credits	70,054	8,701
Short-term advances payable	162,966	172,966
Short-term advances payable - related parties	22,452	21,882
Accrued liabilities	2,776,008	2,889,389
Accrued payroll and compensation expense	5,381,549	5,067,213
Accrued interest, current portion	6,281,805	5,758,603
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	151,833	151,833
Derivative liability	2,458,435	1,296,937
Liabilities from discontinued operations	4,664,960	4,511,075
Total current liabilities:	23,117,170	20,858,731
Deferred tax liability	—	55,946
Note payable, net of current portion	643,000	634,636
Convertible debenture, net of current portion, net of discount	2,177,723	2,077,934
Total liabilities	25,937,893	23,627,247

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 shares issued and outstanding	4,945	4,945
Additional paid-in capital	37,233,561	37,233,561
Accumulated deficit	(61,644,067)	(59,017,191)
Total stockholders’ deficit	(24,405,561)	(21,778,685

Total liabilities and stockholders’ deficit	$1,532,332	$1,848,562

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Net sales	$1,296,796	$1,616,148
Cost of sales	458,158	609,651
Gross profit	838,638	1,006,497

Operating expenses
Employee costs	515,807	511,519
Selling, general and administrative expenses	873,570	509,895
Total operating expenses	1,389,377	1,021,414

Loss from operations	(550,739)	(14,917)

Other income (expense)
Interest expense	(790,589)	(768,899)
Gain on settlement of debt	—	194,709
Gain on forgiveness of debt	—	328,384
Gain on disposal of equipment	7,222	—
Impairment of investment	(52,000)
Loss on derivative valuation	(1,161,498)	(292,100)
Other income	250	1,124
Total other expense	(1,996,615)	(536,782)

Net loss from continuing operations	(2,547,354)	(551,699)

(Loss) income from discontinued operations	(153,886)	20,831,526

Net (loss) income before income tax	(2,701,240)	20,279,827
Income tax	74,364	8,533
Net (loss) income	$(2,626,876)	$20,288,360

Net loss from continuing operations per common share, basic and diluted	$(0.50)	$(0.11)

Net (loss) income from discontinued operations per common share, basic and diluted	$(0.03)	$4.21

Net (loss) income per common share, basic and diluted	$(0.53)	$4.10
Basic and diluted weighted average common shares outstanding	4,945,417	4,945,417

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2022	4,945,417	$4,945	$37,233,561	$(79,305,551)	$(42,067,045)
Net income	—	—	—	20,288,360	20,288,360
Balance, December 31, 2023	4,945,417	4,945	37,233,561	(59,017,191)	(21,778,685)
Net loss	—	—	—	(2,626,876)	(2,626,876)
Balance, December 31, 2024	4,945,417	$4,945	$37,233,561	$(61,644,067)	$(24,405,561)

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net ( loss) income	$(2,626,876)	$20,288,360
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Loss (gain) from discontinued operations	153,886	(20,831,526)
Depreciation expense	4,340	4,507
Loss on derivative valuation	1,161,498	292,100
Debt discount amortization	99,788	109,624
Gain on disposal of equipment	(7,222)	—
Loss on impairment of investment	52,000	—
Gain on settlement of debt	—	(194,709)
Gain on forgiveness of debt	—	(328,384)
Changes in operating assets and liabilities:
Inventory	78,389	402
Deposits on inventory	(1,820)	13,457
Deposits on inventory - related party	223,774	193,222
Accounts receivable	(4,105)	41,337
Other current assets	(44,526)	(112,627)
Accounts payable	134,958	(1,188,715)
Liabilities for product returns and credits	61,353	8,701
Accrued liabilities	(113,383)	810,136
Income tax liability	(55,946)	5,058
Accrued payroll and compensation	314,336	272,377
Accrued interest	523,202	544,073
Net cash used by operating activities	(46,354)	(72,607)

Cash flows from investing activities:
Purchase of property and equipment	—	(8,414)
Proceeds from sale of automobile	15,400	—
Net Cash used in investing activities	15,400	(8,414)

Cash flows from financing activities:
Bank overdraft	30,384	—
Repayments of loans payable	—	(4,182)
Proceeds from related-party loans	61,906	114,600
Repayments of related-party loans	(61,336)	(47,478)
Net Cash provided by financing activities	30,954	62,940

Net change in cash	—	(18,081)
Cash, beginning of year	—	18,081
Cash, end of year	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

We, together with our majority-owned subsidiaries, manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name. Since entering our 2019 five-year manufacturing and distribution agreement with an unrelated party, our efforts have been devoted to phase one of our development of all HUSTLER®-branded products, which led us to generating revenue during 2020 for the first time in several years. Business continued to thrive in the States and some international countries, expanding across borders and reaching new markets. Despite challenges, The Company adapted and flourished, driven by great brand and product categories. This growth was not only boosted by the domestic economy but also established a global presence, solidifying the foundation for future success.

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

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2024 and 2023.

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

During the years ended December 31, 2024 and 2023, we recognized revenue of $90,929 and $410,000, respectively, related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptance of work product related to those milestones: namely, product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified, and therefore, no asset has been recorded for customer acquisition costs. We have not recognized impairment losses related to the receivables from these contracts during the years ended December 31, 2024 and 2023.

Additionally, we recognized revenues of $1,205,867 and $1,206,148 during the years ended December 31, 2024 and 2023, respectively, related to the delivery of products to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfillment of our performance obligations therein, typically limited to the delivery of product.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. The Company estimates credit losses based on the Current Expected Credit Losses (CECL) model as required by ASC 326. The allowance for credit losses is based on a variety of factors, including historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. As of December 31, 2024 and 2023, the Company has recorded an allowance for doubtful accounts of $4,839 and $0, respectively.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $248,000 and $300,000 at December 31, 2024 and 2023, respectivley. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. Pursuant to ASC 321, the Company also searched for observable transactions in the investee’s stock and found none. We evaluated the investment for impairment and determined that the investment was impaired as of December 31, 2024. We recognized a loss on an impairment of $52,000 as of December 31, 2024.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and total $28,803 (non-related-party) and $637 (related-party) as of December 31, 2024 and $26,983 (non-related-party) and $224,411 (related-party) as of December 31, 2023.

On most of tobacco related products, the Company pays in advance for Federal Excise Taxes and State Excise Taxes prior to receiving product. The Company accrues those taxes on its balance sheet and expenses them per-unit basis as sold.

Inventory balances consisted of the following:

	December 31, 2024	December 31, 2023
Finished goods	$673,866	$772,589
Raw materials	63,357	43,023
Total	$737,223	$815,612

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

	Total Fair Value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,458,435	$—	$—	$2,458,435

	Total Fair Value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,296,937	$—	$—	$1,296,937

Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were approximately 472,076,000 and 216,834,000 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the years ended December 31, 2024 and 2023, respectively, due to the anti-dilutive effect these would have on net loss per share. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023. This update enhances segment reporting disclosures to provide investors with more useful and transparent information about a company’s operating segments. Public companies must now disclose significant segment expenses that are regularly reviewed by the chief operating decision-maker (CODM). These expenses should be reported on an itemized basis, providing more insight into segment profitability. Companies must provide segment disclosures in both annual and interim reports. Required disclosures apply to all public entities under FASB’s segment reporting rules. Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which considers our continuation as a going concern. We had a working capital deficiency of $21,839,245, as of December 31, 2024, and a net loss from continuing operations of $2,547,354 for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $61,644,067. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

In the coming year, our foreseeable cash requirements will relate to the development of business operations and associated expenses. We may experience a cash shortfall and be required to raise additional capital.

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

Property and equipment and estimated service lives consist of the following:

	December 31, 2024	December 31, 2023	Useful Life (years)
Furniture and office equipment	$12,212	$12,212	5-10
Vehicles	–	18,672	3-7
Total	12,212	30,884
Less: accumulated depreciation	(5,805)	(11,959)
Property and equipment, net	$6,407	$18,925

We recorded $4,340 and $4,507 of depreciation expense during the years ended December 31, 2024 and 2023.

During the year ended December 31, 2024, the Company sold its vehicle resulting in a gain on disposal of $7,222.

NOTE 5 — RELATED PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2024 and 2023, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of December 31, 2024 and 2023, was $72,466 and $72,466, respectively. No demand for payment has been made.

There were $19,952 and $21,882 of short-term advances due to related parties as of December 31, 2024 and 2023, respectively.

We have previously agreed to issue stock options to Iehab Hawatmeh, our president, as compensation for services provided as our chief executive officer. The terms of his employment agreement require us to grant options to purchase 6,000 shares of our stock each year. Mr. Hawatmeh held outstanding options to purchase 24,000 shares of common stock as of December 31, 2024. See Note 11–Stock Options and Warrants.

As of December 31, 2024 and 2023, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of December 31, 2024, the Company owes the CEO $7,059 for short term advances to the Company. The advances are non-interest bearing and due on demand.

During the years ended December 31, 2024 and 2023, we had a net decrease in deposits with a related-party inventory supplier totaling $223,774 and $193,222, respectively. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $1,168,930 and $837,618 during the periods ended December 31, 2024 and 2023, respectively.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	December 31, 2024	December 31, 2023

Tax liabilities	$66,456	$37,228
Accrued Royalty - Globrands LLC	854,498	1,092,915
Other	1,855,054	1,759,246
Total	$2,776,008	$2,889,389

Other accrued liabilities as of December 31, 2024 and 2023, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $1,730,213 and $1,735,109, respectively.

Accrued payroll and compensation liabilities consist of the following:

	December 31, 2024	December 31, 2023

Director fees	$135,000	$135,000
Bonus expenses	121,858	121,858
Commissions	2,148	2,148
Consulting	412,322	438,822
Administrative payroll	4,710,221	4,369,385
Total	$5,381,549	$5,067,213

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

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which required us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we paid taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which required us to pay the IRS 5% of cash deposits. The monthly payments were to continue until the account balances were paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. During the year ended December 31, 2023, the Company wrote off $512,520 as time barred debt. The amounts of $5,164 and $5,164 were due as December 31, 2024 and 2023, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $345,000 and $345,000 was accrued during the periods ended December 31, 2024 and 2023, respectively.

License Agreements

We have entered into agreements requiring us to pay certain royalties for the manufacture and distribution of licensed products. Fees are based on a percentage of sales and remitted quarterly and are included in cost of sales for financial reporting purposes.

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2024	December 31, 2023

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long-term)	500,000	500,000
Small Business Administration loans	143,000	134,636
Total	$733,000	$724,636

There is $402,906 and $366,626 of accrued interest due on these notes as of December 31, 2024 and 2023, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	December 31, 2024	December 31, 2023

Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on February 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on December 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(223,521)	(323,310)
Total	$2,442,007	$2,342,218
Less: current portion	(264,284)	(264,284)
Long-term portion	$2,177,723	$2,077,934

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

As of December 31, 2024 and 2023, we had accrued interest on the convertible debentures totaling $2,055,232 and $1,921,590, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of December 31, 2024, using the following assumptions:

Volatility	136.0% - 139.62%
Risk-free rates	4.09% - 4.13%
Stock price	$0.01999
Remaining life	0.25- 2.33 years

A summary of the activity of the derivative liability for these notes is as follows:

Balance at December 31, 2022	$1,004,837
Derivative loss due to mark to market adjustment	292,100
Balance at December 31, 2023	1,296,937
Derivative loss due to mark to market adjustment	1,161,498
Balance at December 31, 2024	$2,458,435

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $1,161,498 and $292,100 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the fair market value of the derivatives aggregated $2,458,435 and $1,296,937, respectively.

NOTE 11 — STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

As of December 31, 2024 and 2023, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

As of December 31, 2024 and 2023, there were 32,000 and 40,000 options, respectively, issued and vested with a weighted average exercise price of $0.01. Outstanding options as of December 31, 2024, consisted of:

	Number of Options	Weighted Average Exercise Price	Average Remaining Life
Outstanding, December 31, 2023	40,000	$0.01	2.94
Issued	—	$—	—
Cancelled	(8,000)	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2024	32,000	$0.01	1.52
Exercisable, December 31, 2024	32,000	$0.01	1.52

NOTE 12 — SEGMENTS

The Company uses ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments based on sales: Tobacco products and all other sources of revenue. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of its executive management team who use revenue and expenses of the two reporting segments to assess the performance of the business of our reportable operating segments.

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the year ended December 31, 2024.

	Tobacco Line	All other product lines	Total
ASSETS
Current Assets:
Cash	$—	$—	$—
Inventory	641,919	95,304	737,223
Deposits on inventory	—	28,803	28,803
Deposits on inventory - related party	637	—	637
Accounts receivable	—	25,641	25,641
Other current assets	—	485,621	485,621
Total current assets	642,556	635,369	1,277,925
Investment in securities at cost	—	248,000	248,000
Property and equipment, net of accumulated depreciation	—	6,407	6,407
Total assets	$642,556	$889,776	$1,532,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$244,524	$517,916	$762,440
Cash overdraft	—	30,384	30,384
Liabilities for product returns and credits	61,353	8,701	70,054
Short-term advances payable	—	162,966	162,966
Short-term advances payable - related parties	—	22,452	22,452
Accrued liabilities	1,397,825	1,378,183	2,776,008
Accrued payroll and compensation expense	4,391,000	990,549	5,381,549
Accrued interest, current portion	—	6,281,805	6,281,805
Convertible debenture, current portion, net of discounts	—	264,284	264,284
Note payable, current portion	—	90,000	90,000
Note payable to stockholders	—	151,833	151,833
Derivative liability	—	2,458,435	2,458,435
Liabilities from discontinued operations	—	4,664,960	4,664,960
Total current liabilities:	6,094,702	17,022,468	23,117,170
Note payable, net of current portion	—	643,000	643,000
Convertible debenture, net of current portion, net of discount	—	2,177,723	2,177,723
Total liabilities	6,094,702	19,843,191	25,937,893

Stockholders’ Equity:
Common stock	—	4,945	4,945
Additional paid-in capital	—	37,233,561	37,233,561
Accumulated deficit	(5,452,146)	(56,191,921)	(61,644,067)
Total stockholders’ equity	(5,452,146)	(18,953,415)	(24,405,561)
Total liabilities and stockholders’ deficit	$642,556	$889,776	$1,532,332

	Tobacco Line	All other product lines	Total
Revenue:
Net sales	$1,056,862	$239,934	$1,296,796
Cost of sales	363,989	94,169	458,158
Gross profit	692,873	145,765	838,638

Operating expenses:
Employee costs	425,073	90,734	515,807
Selling, general and administrative expenses	717,827	155,743	873,570
Total operating expenses	1,142,900	246,477	1,389,377

Loss from operations	(450,027)	(100,712)	(550,739)

Other income (expense):
Interest expense	—	(790,589)	(790,589)
Impairment of investment		(52,000)	(52,000)
Gain on disposal of equipment	—	7,222	7,222
Loss on derivative valuation	—	(1,161,498)	(1,161,498)
Other income	—	250	250
Total other expense	—	(1,996,615)	(1,996,615)
Net loss from continuing operations	(450,027)	(2,097,327)	(2,547,354)
Loss from discontinued operations	—	(153,886)	(153,886)
Net Loss before income tax	(450,027)	(2,251,213)	(2,701,240)
Income tax	—	74,364	74,364
Net Loss	$(450,027)	$(2,176,849)	$(2,626,876)

NOTE 13 — INCOME TAXES

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

We have not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2024 and 2023, applicable under FASB ASC 740, Income Taxes. We did not recognize any adjustment to the liability for an uncertain tax position and, therefore, did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All our tax returns remain open.

As of December 31, 2024 and 2023, we had net operating loss carryforwards for tax reporting purposes of approximately $6.1 million and $3.8 million, respectively. During the year ended December 31, 2019, we dissolved four subsidiaries that had total net operating loss carryforwards of approximately $8.9 million, which were forfeited upon dissolution, reducing our deferred tax asset by approximately $1.9 million. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed in Note 6 – Other Accrued Liabilities.

As of December 31, 2024 and 2023, we recognized a tax benefit of $74,364 and $8,533, respectively, for our LBC Products, Inc, subsidiary only. LBC is not considered part of the consolidated company for tax purposes.

	2024	2023
Deferred Tax Assets:
NOL Carryover	$1,585,600	$1,177,300
Less valuation allowance	(1,585,600)	(1,177,300)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2024 and 2023 due to the following:

	2024	2023
Book income (loss)	$(552,900)	$4,260,600
Change in payroll accruals	66,000	57,200
Allowance for doubtful accounts	—	(8,300)
Amortization of debt discount	21,000	23,000
Related party accruals	100	—
Change in derivative liability	243,900	61,300
Valuation allowance	221,900	(4,393,800)
	$—	$—

NOTE 14 — DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of December 31, 2024 and 2023. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations.

During the year ended December 31, 2023, the Company received legal representation that the judgement related to Play Beverages, LLC, (Note 7) can no longer be enforced after seven years, as a result, the Company has recognized a gain from discontinued operations of $18,873,932 of time barred debt previously included in liabilities from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

	December 31, 2024	December 31, 2023
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$283,818	$283,818
Accrued liabilities	58,184	58,184
Accrued interest	1,790,509	1,636,624
Accrued payroll and compensation expense	122,864	122,864
Current maturities of long-term debt	239,085	239,085
Short-term advances payable	2,170,500	2,170,500
Total liabilities from discontinued operations	$4,664,960	$4,511,075

Net loss from discontinued operations for the years ended December 31, 2024 and 2023, were comprised of the following components:

	Years ended December 31,
	2024	2023
Other expense:
Gain on settlement	$—	$18,878,359
Gain on forgiveness of debt	—	2,106,633
Interest expense	(153,886)	(153,466)
Net loss from discontinued operations	$(153,886)	$20,831,526

NOTE 15 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), management has performed an evaluation of subsequent events through the date that the consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2024, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2024, and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Title	Tenure

Iehab Hawatmeh	58	President, Chief Executive Officer,	July 2000 to date
		Chief Financial Officer, Chairman
Kathryn Hollinger	74	Director, Controller	August 2011 to date

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2024, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except that two officers failed to report options earned and options that expired during the fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)		Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)

Iehab J. Hawatmeh(1)	2024	345,000	-	-	-		-	-	15,600	(3)	360,600
President, Chief Executive Officer	2023	345,000	-	-	139	(2)	-	-	15,600	(3)	360,739

Kathryn Hollinger(4)	2024	55,000	-	-	-		-	-	5,000	(5)	60,000
	2023	55,000	-	-	46	(2)	-	-	5,000	(5)	60,046

(1)	Mr. Hawatmeh accrued $271,790 and $297,000 of his salary in 2024 and 2023.
(2)	The amount is the fair value of the option awards on the date of grant in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See note 2 to our consolidated financial statements.
(3)	Includes $12,000 for car allowance for each of 2024 and 2023 and $3,600 and $3,600 for medical insurance premiums for 2024 and 2023.
(4)	Ms. Hollinger’s compensation listed in this table is for her services as our controller.
(5)	Fees accrued as director compensation.

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

During the years ended December 31, 2024 and 2023, we accrued 0 and 6,000 stock options, respectively, relating to this employment agreement. The fair market value of the options issued during the years ended December 31, 2023 awas $139.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information regarding unexercised options, stock that has not vested, and equity incentive plan awards owned by the Named Executive Officers as of December 31, 2024:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 10, 2025, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 4,945,417 shares of common stock outstanding.

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Directors:
Iehab J. Hawatmeh	Common stock	211,554	4.3
	Options(2)	24,000	*
		235,554	4.7

Kathryn Hollinger	Common stock	26,003	*
	Options(3)	8,000	*
		36,003	*

All Executive Officers and Directors as a Group (2 persons):	Common stock	237,557	4.8
	Options(2)(3)	32,000	*
	Total	269,557	5.4

*	Less than one percent.
(1)	Address for all stockholders is 6360 S Pecos Road, Suite 8, Las Vegas, NV 89120.
(2)	Includes options to purchase shares that have been accrued for services provided during the preceding fiscal years and that have not expired. These options can be exercised any time at exercise prices ranging from $0.10 to $0.01 per share.
(3)	Includes options to purchase shares that have been accrued for services provided the preceding fiscal years and that have not expired. These options can be exercised any time at exercise prices ranging from $0.10 to $0.01 per share.

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

Related-Party Transactions

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2024, the principal amount owing on the note was $151,833. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). These notes accrue interest at 12% per annum and are due on demand. We made no payments towards the outstanding notes during 2023 and 2024. The principal balance owing on the notes as of December 31, 2024, of $72,466 is included in liabilities from discontinued operations.

As of December 31, 2024 and 2023, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of December 31, 2024, the Company owes the CEO $7,059 for short term advances to the Company. The advances are non-interest bearing and due on demand.

During the years ended December 31, 2024 and 2023, we had a net decrease in deposits with a related-party inventory supplier totaling $223,774 and $193,222, respectively. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $1,168,930 and $837,618 during the periods ended December 31, 2024 and 2023, respectively.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, none of our directors is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Fruci & Associates has served as our independent registered public accounting firm since July 2020.

Audit Fees

For our fiscal year ended December 31, 2024, we were billed approximately $37,650 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2023, we were billed approximately $32,600 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2024 and 2023, we were billed approximately $0 and $11,250, respectively, for audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2024 and 2023, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2024 and 2023.

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

CIRTRAN CORPORATION

Date: April 15, 2025	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2025	/s/ Iehab Hawatmeh
Iehab Hawatmeh, Director, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Date: April 15, 2025	/s/ Kathryn Hollinger
Kathryn Hollinger, Director

