Form 10-Q
period 2025-09-30
CIRTRAN CORP
filed 2025-11-20
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2025, there were 4,945,417 shares of common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$19,274	$—
Inventory	713,725	737,223
Deposits on inventory	339,361	28,803
Deposits on inventory - related party	—	637
Accounts receivable, net	55,204	25,641
Other current assets	536,386	485,621
Total current assets	1,663,950	1,277,925
Investment in securities at cost	248,000	248,000
Property and equipment, net of accumulated depreciation	5,094	6,407
Total assets	$1,917,044	$1,532,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$507,524	$762,440
Cash overdraft	—	30,384
Liabilities for product returns and credits	104,565	70,054
Short-term advances payable	162,866	162,966
Short-term advances payable - related parties	1,104,000	22,452
Accrued liabilities	2,595,868	2,776,008
Accrued payroll and compensation expense	5,602,489	5,381,549
Accrued interest, current portion	6,704,921	6,281,805
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	151,833	151,833
Derivative liability	2,492,987	2,458,435
Liabilities from discontinued operations	4,779,745	4,664,960
Total current liabilities:	24,561,082	23,117,170
Note payable, net of current portion	643,000	643,000
Convertible debenture, net of current portion, net of discount	2,256,587	2,177,723
Total liabilities	27,460,669	25,937,893

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 shares issued and outstanding	4,945	4,945
Additional paid-in capital	37,233,561	37,233,561
Accumulated deficit	(62,782,131)	(61,644,067)
Total stockholders’ deficit	(25,543,625)	(24,405,561)

Total liabilities and stockholders’ deficit	$1,917,044	$1,532,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$448,492	$256,070	$1,077,743	$1,075,952
Cost of sales	270,666	130,072	544,681	456,533
Gross profit	177,826	125,998	533,062	619,419

Operating expenses
Employee costs	142,869	129,743	394,323	380,645
Selling, general and administrative expenses	201,461	218,480	541,774	601,714
Total operating expenses	344,330	348,223	936,097	982,359

Loss from operations	(166,504)	(222,225)	(403,035)	(362,940)

Other income (expense)
Interest expense	(206,458)	(190,399)	(612,219)	(561,099)
Gain on forgiveness of debt	5,690	—	10,831	—
Gain (loss) on derivative valuation	(38,936)	(448,898)	(34,552)	(775,157)
Loss on disposal	—	—	(9,323)	—
Other income		250	6	250
Total other expense	(239,704)	(639,047)	(645,257)	(1,336,006)

Net loss from continuing operations	(406,208)	(861,272)	(1,048,292)	(1,698,946)

Loss from discontinued operations	(38,682)	(38,681)	(114,784)	(115,204)

Net loss before income tax	(444,890)	(899,953)	(1,163,076)	(1,814,150)
Income tax	25,012	—	25,012	—
Net loss	$(419,878)	$(899,953)	$(1,138,064)	$(1,814,150)

Net loss from continuing operations per common share, basic and diluted	$(0.08)	$(0.17)	$(0.21)	$(0.34)

Net loss from discontinued operations per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Net loss per common share, basic and diluted	$(0.09)	$(0.18)	$(0.23)	$(0.36)
Basic and diluted weighted average common shares outstanding	4,945,417	4,945,417	4,945,417	4,945,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2024	4,945,417	$4,945	$37,233,561	$(61,644,067)	$(24,405,561)
Net loss	—	—	—	(155,436)	(155,436)
Balance, March 31, 2025	4,945,417	4,945	37,233,561	(61,799,503)	(24,560,997)
Net loss	—	—	—	(562,750)	(562,750)
Balance, June 30, 2025	4,945,417	4,945	37,233,561	(62,362,253)	(25,123,747)
Net loss	—	—	—	(419,878)	(419,878)
Balance, September 30, 2025	4,945,417	$4,945	$37,233,561	$(62,782,131)	$(25,543,625)

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2023	4,945,417	$4,945	$37,233,561	$(59,017,191)	$(21,778,685)
Net loss	—	—	—	(518,088)	(518,088)
Balance, March 31, 2024	4,945,417	4,945	37,233,561	(59,535,279)	(22,296,773)
Net loss	—	—	—	(396,109)	(396,109)
Balance, June 30, 2024	4,945,417	4,945	37,233,561	(59,931,388)	(22,692,882)
Net loss	—	—	—	(899,953)	(899,953)
Balance, September 30, 2024	4,945,417	$4,945	$37,233,561	$(60,831,341)	$(23,592,835)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,138,064)	$(1,814,150)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss from discontinued operations	114,784	115,204
Depreciation expense	1,313	3,677
(Gain) loss on derivative valuation	34,552	775,157
Debt discount amortization	78,862	73,852
Gain on forgiveness of debt	(10,831)	—
Changes in operating assets and liabilities:
Inventory	23,499	123,689
Deposits on inventory	(310,558)	610
Deposits on inventory - related party	637	(371,842)
Accounts receivable	(29,563)	(113,559)
Other current assets	(50,765)	(7,968
Accounts payable	(244,085)	35,793
Liabilities for product returns	34,511	50,820
Accrued liabilities	(180,138)	250,345
Income tax liability	—	(28,503)
Accrued payroll and compensation	220,940	216,552
Accrued interest	423,116	681,889
Net cash used by operating activities	(1,031,790)	(8,434)

Cash flows from financing activities:
Bank overdraft	(30,384)	—
Proceeds from related-party loans	1,081,448	8,434
Net Cash provided by financing activities	1,051,064	8,434

Net change in cash	19,274	—
Cash, beginning of period	—	—
Cash, end of period	$19,274	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2024. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of September 30, 2025, and the results of our operations and cash flows for the nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2025.

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

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2025 and December 31, 2024.

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

During the nine months ended September 30, 2025 and 2024, we recognized revenue of $57,976 and $68,709, respectively, related to the performance obligations under product development service agreements with customers. These contracts are long term in nature and revenue is recognized at certain milestone intervals upon our delivery and customer acceptance of work product related to those milestones: namely, product design, packaging, branding display, and prototypes. There were no costs to obtain the contracts identified, and therefore, no asset has been recorded for customer acquisition costs. We have not recognized impairment losses related to the receivables from these contracts during the nine months ended September 30, 2025 and 2024.

Additionally, we recognized revenues of $1,019,767 and $1,007,243 during the nine months ended September 30, 2025 and 2024, respectively, related to the delivery of products to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfilment of our performance obligations therein, typically limited to the delivery of product.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. The Company estimates credit losses based on the Current Expected Credit Losses (CECL) model as required by ASC 326. The allowance for credit losses is based on a variety of factors, including historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. As of September 30, 2025 and December 31, 2024, the Company has recorded an allowance for doubtful accounts of $783 and $4,839, respectively.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $248,000 and $248,000 at September 30, 2025 and December 31, 2024, respectively. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. Pursuant to ASC 321, the Company also searched for observable transactions in the investee’s stock and found none.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and total $339,361 (non-related-party) and $0 (related-party) as of September 30, 2025, and $28,803 (non-related-party) and $637 (related-party) as of December 31, 2024.

On most of tobacco related products, the Company pays in advance for Federal Excise Taxes and State Excise Taxes prior to receiving product. The Company accrues those taxes on its balance sheet and expenses them per-unit basis as sold.

Inventory balances consisted of the following:

	September 30, 2025	December 31, 2024
Finished goods	$649,607	$673,866
Raw materials	64,118	63,357
Total	$713,725	$737,223

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

	Total Fair Value at September 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,492,987	$—	$—	$2,492,987

	Total Fair Value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,458,435	$—	$—	$2,458,435

Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were approximately 321,000,000 and 402,678,000 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the nine months ended September 30, 2025 and 2024, respectively, due to the anti-dilutive effect these would have on net loss per share. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which considers our continuation as a going concern. We had a working capital deficiency of $22,897,132, as of September 30, 2025, and a net loss from continuing operations of $1,013,957 for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $62,782,131. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Property and equipment and estimated service lives consist of the following:

	September 30, 2025	December 31, 2024	Useful Life (years)
Furniture and office equipment	$12,212	$12,212	5-10
Vehicles	–	–	3-7
Total	12,212	12,212
Less: accumulated depreciation	(7,118)	(5,805)
Property and equipment, net	$5,094	$6,407

We recorded $1,313 and $3,677 of depreciation expense during the nine months ended September 30, 2025 and 2024. Depreciation expense in included in selling, general and administrative expenses on the Statement of Operations.

NOTE 5 — RELATED PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At September 30, 2025 and December 31, 2024, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of September 30, 2025 and December 31, 2024, was $72,466 and $72,466, respectively. No demand for payment has been made.

There were $19,952 and $21,882 short-term advances due to related parties as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

As of September 30, 2025 and December 31, 2024, the Company owes the CEO $7,059 for short term advances to the Company. The advances are non-interest bearing and due on demand.

During the nine months ended September 30, 2025, we had a net decrease in deposits with a related-party inventory supplier totaling $1,081,548, resulting in a credit balance of $1,104,000, which is disclosed as Short-term advances payable - related parties. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions. Total inventory purchases from the related party were $669,044 and $731,918 during the nine months ended September 30, 2025 and 2024, respectively.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024

Tax liabilities	$43,748	$66,456
Accrued Royalty - Globrands LLC	781,253	854,498
Other	1,770,867	1,855,054
Total	$2,595,868	$2,776,008

Other accrued liabilities as of September 30, 2025 and December 31, 2024, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $1,728,301 and $1,730,213, respectively.

Accrued payroll and compensation liabilities consist of the following:

	September 30, 2025	December 31, 2024

Director fees	$140,000	$135,000
Bonus expenses	129,358	121,858
Commissions	2,148	2,148
Consulting	383,833	412,322
Administrative payroll	4,947,150	4,710,221
Total	$5,602,489	$5,381,549

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

Delinquent Payroll Taxes, Interest, and Penalties

In November 2004, the IRS accepted our amended offer in compromise (the “Offer”) to settle delinquent payroll taxes, interest, and penalties, which required us to pay $500,000, remain current in our payment of taxes for five years, and forego claiming any net operating losses for the years 2001 through 2015 or until we paid taxes on future profits in an amount equal to the taxes of $1,455,767 waived by the Offer. In June 2013, we entered into a partial installment agreement to pay $768,526 in unpaid 2009 payroll taxes, which required us to pay the IRS 5% of cash deposits. The monthly payments were to continue until the account balances were paid in full or until the collection statute of limitation expired on October 6, 2020. We are currently in communication with the IRS regarding the statute of limitations on this settlement and appropriate next steps. During the year ended December 31, 2023, the Company wrote off $512,520 as time barred debt. The amounts of $0 and $5,164 were due as September 30, 2025 and December 31, 2024, respectively.

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $223,372 and $74,124 was accrued during the periods ended September 30, 2025 and December 31, 2024, respectively.

License Agreements

We have entered into agreements requiring us to pay certain royalties for the manufacture and distribution of licensed products. Fees are based on a percentage of sales and remitted quarterly and are included in cost of sales for financial reporting purposes.

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2025	December 31, 2024

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt (long-term)	500,000	500,000
Small Business Administration loans	143,000	143,000
Total	$733,000	$733,000

There is $436,000 and $402,906 of accrued interest due on these notes as of September 30, 2025 and December 31, 2024, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	September 30, 2025	December 31, 2024

Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on February 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on May 30, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on December 8, 2022	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(144,655)	(223,521)
Total	$2,520,871	$2,442,007
Less: current portion	(264,284)	(264,284)
Long-term portion	$2,256,587	$2,177,723

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

As of September 30, 2025 and December 31, 2024, we had accrued interest on the convertible debentures totaling $2,147,600 and $2,055,232, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of September 30, 2025, using the following assumptions:

Volatility	94.6% - 125.4%
Risk-free rates	3.76% - 3.81%
Stock price	$0.015
Remaining life	0.25- 1.58 years

A summary of the activity of the derivative liability for these notes is as follows:

Balance at December 31, 2023	$1,296,937

Derivative loss due to mark to market adjustment	1,161,498
Balance at December 31, 2024	2,458,435

Derivative loss due to mark to market adjustment	34,552
Balance at September 30, 2025	$2,492,987

The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $34,552 and $775,157 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the fair market value of the derivatives aggregated $2,492,987 and $2,458,435, respectively.

NOTE 11 — STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

As of September 30, 2025 and 2024, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

As of September 30, 2025 and December 31, 2024, there were 24,000 and 32,000 options, respectively, issued and vested with a weighted average exercise price of $0.01. Outstanding options as of September 30, 2025, consisted of:

	Number of Options	Weighted Average Exercise Price	Average Remaining Life
Outstanding, December 31, 2023	40,000	$0.01	2.94
Issued	—	$—	—
Cancelled	(8,000)	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2024	32,000	$0.01	1.52
Issued	—	$—	—
Cancelled	(8,000)	$—	—
Exercised	—	$—	—
Outstanding, September 30, 2025	24,000	$0.01	1.27
Exercisable, September 30, 2025	24,000	$0.01	1.27

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

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the period ended September 30, 2025.

	Tobacco Line	All other product lines	Total
ASSETS
Current Assets:
Cash	$19,274	$—	$19,274
Inventory	670,902	42,823	713,725
Deposits on inventory	318,999	20,362	339,361
Accounts receivable	51,892	3,312	55,204
Other current assets	—	536,386	536,386
Total current assets	1,061,067	602,883	1,663,950
Investment in securities at cost	—	248,000	248,000
Property and equipment, net of accumulated depreciation	—	5,094	5,094
Total assets	$1,061,067	$855,977	$1,917,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$477,073	$30,451	$507,524
Liabilities for product returns and credits	98,291	6,274	104,565
Short-term advances payable	—	162,866	162,866
Short-term advances payable - related parties	—	1,104,000	1,104,000
Accrued liabilities	2,440,116	155,752	2,595,868
Accrued payroll and compensation expense	5,266,340	336,149	5,602,489
Accrued interest, current portion	—	6,704,921	6,704,921
Convertible debenture, current portion, net of discounts	—	264,284	264,284
Note payable, current portion	—	90,000	90,000
Note payable to stockholders	—	151,833	151,833
Derivative liability	—	2,492,987	2,492,987
Liabilities from discontinued operations	—	4,779,745	4,779,745
Total current liabilities:	8,281,820	16,279,262	24,561,082
Note payable, net of current portion	—	643,000	643,000
Convertible debenture, net of current portion, net of discount	—	2,256,587	2,256,587
Total liabilities	8,281,820	19,178,849	27,460,669

Stockholders’ Equity:
Common stock	—	4,945	4,945
Additional paid-in capital	—	37,233,561	37,233,561
Accumulated deficit	(7,220,753)	(55,561,378)	(62,782,131)
Total stockholders’ equity	(7,220,753)	(18,322,872)	(25,543,625)
Total liabilities and stockholders’ deficit	$1,061,067	$855,977	$1,917,044

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the year ended December 31, 2024.

	Tobacco Line	All other product lines	Total
ASSETS
Current Assets:
Cash	$—	$—	$—
Inventory	641,919	95,304	737,223
Deposits on inventory	—	28,803	28,803
Deposits on inventory - related party	637	—	637
Accounts receivable	—	25,641	25,641
Other current assets	—	485,621	485,621
Total current assets	642,556	635,369	1,277,925
Investment in securities at cost	—	248,000	248,000
Property and equipment, net of accumulated depreciation	—	6,407	6,407
Total assets	$642,556	$889,776	$1,532,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$244,524	$517,916	$762,440
Cash overdraft	—	30,384	30,384
Liabilities for product returns and credits	61,353	8,701	70,054
Short-term advances payable	—	162,966	162,966
Short-term advances payable - related parties	—	22,452	22,452
Accrued liabilities	1,397,825	1,378,183	2,776,008
Accrued payroll and compensation expense	4,391,000	990,549	5,381,549
Accrued interest, current portion	—	6,281,805	6,281,805
Convertible debenture, current portion, net of discounts	—	264,284	264,284
Note payable, current portion	—	90,000	90,000
Note payable to stockholders	—	151,833	151,833
Derivative liability	—	2,458,435	2,458,435
Liabilities from discontinued operations	—	4,664,960	4,664,960
Total current liabilities:	6,094,702	17,022,468	23,117,170
Note payable, net of current portion	—	643,000	643,000
Convertible debenture, net of current portion, net of discount	—	2,177,723	2,177,723
Total liabilities	6,094,702	19,843,191	25,937,893

Stockholders’ Equity:
Common stock	—	4,945	4,945
Additional paid-in capital	—	37,233,561	37,233,561
Accumulated deficit	(5,452,146)	(56,191,921)	(61,644,067)
Total stockholders’ equity	(5,452,146)	(18,953,415)	(24,405,561)
Total liabilities and stockholders’ deficit	$642,556	$889,776	$1,532,332

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the nine months ended September 30, 2025.

	Tobacco Line	All other product lines	Total
Revenue:
Net sales	$950,160	$127,583	$1,077,743
Cost of sales	453,800	90,881	544,681
Gross profit	496,360	36,702	533,062

Operating expenses:
Employee costs	370,664	23,659	394,323
Selling, general and administrative expenses	509,268	32,506	541,774
Total operating expenses	879,932	56,165	936,097

Loss from operations	(383,572)	(19,463)	(403,035)

Other income (expense):
Interest expense	—	(612,219)	(612,219)
Gain on forgiveness of debt	—	10,831	10,831
Gain on derivative valuation	—	(34,552)	(34,552)
Income tax refund		25,012	25,012
Loss on disposal		(9,323)	(9,323)
Other income	—	6	6
Total other expense	—	(620,245)	(620,245)
Net loss from continuing operations	(383,572)	(639,708)	(1,023,280)
Loss from discontinued operations	—	(114,784)	(114,784)
Net Loss	$(383,572)	$(754,492)	$(1,138,064)

NOTE 13 — DISCONTINUED OPERATIONS

At October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of September 30, 2025 and December 31, 2024. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

	September 30, 2025	December 31, 2024
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$283,818	$283,818
Accrued liabilities	58,184	58,184
Accrued interest	1,905,294	1,790,509
Accrued payroll and compensation expense	122,864	122,864
Current maturities of long-term debt	239,085	239,085
Short-term advances payable	2,170,500	2,170,500
Total liabilities from discontinued operations	$4,779,745	$4,664,960

Net loss from discontinued operations for the nine months ended September 30, 2025 and 2024, were comprised of the following components:

	Nine Months ended September 30,
	2025	2024
Other expense:
Interest expense	$(114,784)	$(115,204)
Net loss from discontinued operations	$(114,784)	$(115,204

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

Results of Operations for the Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024

Sales and Cost of Sales

During the three months ended September 30, 2025 and 2024, we had net sales of $448,492 and $256,070, respectively, an increase of $192,422 or 75.1%. We had cost of sales of $270,666 and $130,072, respectively, and gross profit of $177,826 and $125,998, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. We had higher revenue in the current period due to higher sales in our vapor product line where sales picked up in the last three months ended September 30, 2025.

Operating Expenses

During the three months ended September 30, 2025 and 2024, employee costs were $142,869 and $129,743 respectively, an increase of $13,126 or 10.1%.

During the three months ended September 30, 2025 and 2024, selling, general, and administrative expenses (“S,G&A”) were $201,461 and $218,480, respectively, a decrease of $17,019 or 7.8%. The decrease in S,G&A expenses period over period was the result of a reduction in spending on marketing and promotions.

Other Expense

Total other expense during the three months ended September 30, 2025 was $239,704 compared to $639,047 the prior period. In the current period we had $206,458 of interest expense, a loss of $38,936 on derivative valuation and a gain on forgiveness of debt of $5,690. In the prior period we had $190,399 of interest expense, a loss of $448,898 on derivative valuation and other income of $250.

Net Loss

Our net loss from continuing operations for the three months ended September 30, 2025, was $406,208 compared to $861,272 for the three months ended September 30, 2024, a decrease to our net loss of $455,064. Our net loss decreased in the current period due to the reasons discussed above.

Results of Operations for the Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024

Sales and Cost of Sales

During the nine months ended September 30, 2025 and 2024, we had net sales of $1,077,743 and $1,075,952, respectively, an increase of only $1,791 or .2%. We had cost of sales of $544,681 and $456,533, respectively, and gross profit of $533,062 and $619,419, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. We had higher revenue in the current period due to higher sales in our vapor product line where sales picked up in the last three months ended September 30, 2025.

Operating Expenses

During the nine months ended September 30, 2025 and 2024, employee costs were $394,323 and $380,645 respectively, an increase of $13,678 or 3.6%.

During the nine months ended September 30, 2025 and 2024, selling, S,G&A expenses were $541,774 and $601,714, respectively, a decrease of $59,940 or 10%. The decrease in S,G&A expense period over period was the result of a reduction in spending on marketing and promotions.

Other Expense

Total other expense during the nine months ended September 30, 2025 was $645,257 compared to $1,336,006 for the prior period. In the current period we had $612,219 of interest expense, a loss of $34,552 on derivative valuation, a gain on forgiveness of debt of $10,831 and other income of $6. In the prior period we had $561,099 of interest expense, a loss of $775,157 on derivative valuation and other income of $250.

Net Loss

Our net loss from continuing operations for the nine months ended September 30, 2025, was $1,048,292 compared to $1,698,946 for the nine months ended September 30, 2024, a decrease to our net loss of $650,654. Our net loss decreased in the current period due to the reasons discussed above.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was approximately $62.8 million at September 30, 2025. As of September 30, 2025, we had current assets of $1.6 million and current liabilities of approximately $24.5 million, resulting in a working capital deficit of approximately $22.9 million at September 30, 2025.

Operating Activities

During the nine months ended September 30, 2025, operations used $1,031,790 of net cash, comprised of a loss of $1,138,064, noncash items totaling $218,680 consisting primarily of a gain recognized from the changes in fair values of derivative liabilities and debt discount amortization, and changes in working capital totaling $112,406. During the nine months ended September 30, 2024, operations used $8,434 of net cash, comprised of a loss of $1,814,150, noncash items totaling $967,890 consisting primarily of losses recognized from the changes in fair values of derivative liabilities and debt discount amortization, and changes in working capital totaling $837,826.

Financing Activities

During the nine months ended September 30, 2025, financing activities provided $1,051,064 of cash, compared to $8,434 of cash provided during the nine months ended September 30, 2024. Cash provided in financing consisted mostly of related party loans.

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

Convertible Debentures and Note Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $2 million as of September 30, 2025. We also have four additional convertible debentures with Tekfine with maturity dates ranging from December 8, 2022, until December 30, 2022, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

As of September 30, 2025, there is $21,882 of short-term advances due to related parties. The advances are due on demand and included in current liabilities. No demand for payment has been made.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2025, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION

Dated: November 19, 2025	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

