Form 10-K
period 2025-12-31
CIRTRAN CORP
filed 2026-04-15
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2025, the aggregate market value of voting common equity held by nonaffiliates was $94,157.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 15, 2026, we had 4,945,417 shares of common stock outstanding.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

●	The auditors’ report for our most recent fiscal years contains explanatory paragraphs about our ability to continue as a going concern.

●	We have new operations that began generating revenues in 2020, after suffering severe operating and legal hurdles in 2016 that forced us to significantly curtail operations.

●	Our renewed operations have faced the usual risks of beginning a new business, including establishing reliable product sources, new supply and distribution chains, sales, management capabilities, and related requirements.

●	Our new business will be dependent on maintaining in good standing our manufacturing and distribution agreement with GloBrands and its license agreement with the Flynt/Hustler organization to use the HUSTLER® brand name.

●	We cannot assure that our efforts to identify and commercialize new products for manufacture and distribution will be successful or generate revenue.

●	Any sizable increase in products being developed, manufactured, and distributed will require skilled management of growth.

●	All our assets are encumbered to secure the payment of indebtedness convertible to common stock, and if the indebtedness is not converted before April 2027, our default could result in the loss of all our assets.

●	We will require substantial amounts of additional capital from external sources.

●	Penny stock regulations impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

●	Risk factors, such as those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors that are not currently known to us, may emerge from time to time.

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

Principal Activities

HUSTLER®-branded Products

In 2020, we completed phase one and two of our development of several HUSTLER®-branded products and launched our efforts to manufacture, distribute, and sell condoms, electronic cigarettes, electronic cigars, cigars, hookahs, hookah tobacco, energy drinks, water beverages, and related merchandise, all using the HUSTLER® trademark. We conduct these activities through our wholly owned subsidiary, LBC Products, Inc. (“LBC”), under a December 30, 2019, Exclusive Manufacturing and Distribution Agreement with GloBrands, LLC (“GloBrands”). GloBrands is an unaffiliated licensee to market certain products bearing the HUSTLER® trademark.

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

All marketing costs are reimbursed by the entity the Company licenses its products from. Any expense attributed to the Company is negligible.

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

During a typical contract manufacturing sales process, a customer provides us with specifications for the product it wants, and we develop a bid price for manufacturing a minimum quantity that includes manufacturing, engineering, parts, labor, testing, and shipping. If the bid is accepted, the customer is required to purchase an agreed minimum quantity, and additional product is sold through purchase orders issued under the original contract. Special engineering services are provided at either an hourly rate or a fixed contract price for a specified task.

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

Employees

As of December 31, 2025, we had four full-time employees, including our officers and directors, and twenty-three part-time contract workers. We now rely on part-time and contract workers, independent contractors, and consultants to meet our needs while minimizing fixed overhead. We expect to continue to rely on this strategy in the future as our increasing activities require more personnel.

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

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risks.

ITEM 2. PROPERTIES

We sublease a 2,500-square-foot office, showroom, and warehouse in Las Vegas, NV, for $2,500 per month, on a month to month basis, from GloBrands. We believe that the facilities described above are generally in good condition, well maintained, and suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. All judgments, including interest, have been booked as liabilities, except where we believe collection or enforcement of the judgments is barred by the applicable statute of limitations, in which case the liabilities have been eliminated. We consider litigation reduced to judgment as no longer pending. However, in certain circumstances, a litigant can initiate further proceedings following the entry of a non-appealable final judgment and the passage of the applicable statute of limitations on the enforcement of a judgment to seek enforcement or further relief. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of December 31, 2025, we were not a party to any material pending litigation, and no lawsuits have been threatened by or against us.

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

We have 498 stockholders of record of our common stock. As of April 15, 2026, we had 4,945,417 shares of our common stock issued and outstanding.

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

Equity Compensation Plan

The following table provides information as of December 31, 2025, respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)(c)

Equity compensation plans approved by security holders	24,000	$0.01	344,000
Equity compensation plans not approved by security holders	–	–	–
Total	24,000	$0.01	344,000

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

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

During the year ended December 31, 2025, our business activities generated revenue of $3,126,891. In 2020, we completed phase one and two of our development of all HUSTLER®-branded products, related to our 2019 five-year manufacturing and distribution agreement with an unrelated party to manufacture, distribute, and sell condoms, electronic tobacco products, cigars, energy drinks, water beverages, and related merchandise, all using the HUSTLER® brand name.

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

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

Sales and Cost of Sales

We had revenues of $3,126,891 and $1,296,796 during the years ended December 31, 2025 and 2024, respectively, an increase of $1,830,095 or 141.1%. We had cost of sales of $1,586,194 and $458,158, respectively, for gross profit of $1,540,697 and $838,638, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. We had higher revenue in the current period due to higher sales in our vapor product line where sales picked up in the last half of the year.

Operating Expenses

During the year ended December 31, 2025 and 2024, employee costs were $508,553 and $515,807, respectively, a decrease of only $7,254 or 1.4%.

During the year ended December 31, 2025 and 2024, selling, general, and administrative expenses were $1,161,867 and $873,570, respectively, an increase of $288,297 or 33%. The increase in operating expenses year over year is the result of additional marketing expense to launch product on retail chains.

Other Income and Expense

For the year ended December 31, 2025, we had total other expense of $418,445. This consisted of $822,735 of interest expense, a gain on settlement of debt of $328,857, a gain on forgiveness of debt of $19,859, a loss on disposal of equipment of $9,323 and a gain of $64,891 on derivative valuation. We also had other income of $6.

For the year ended December 31, 2024, we had total other expense of $1,996,615. This consisted of $790,589 of interest expense, an impairment loss on our investment of $52,000 and a loss of $1,161,498 on derivative valuation. We also had other income of $250 and a gain on the disposal of equipment of $7,222.

As a result of the foregoing, we had a net loss from continuing operations of $548,168 as compared to $2,547,354 in the prior year.

For the year ended December 31, 2025, we recognized a loss from discontinued operations of $153,466 due to interest expense.

For the year ended December 31, 2024, we recognized a loss from discontinued operations of $153,886 due to interest expense.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit is approximately $62.3 million at December 31, 2025.

Operating Activities

During the year ended December 31, 2025, operations used $1,338,174 of net cash, comprised of a loss from discontinued operations of $153,466, noncash items totaling ($152,221), consisting primarily of gains recognized from the settlement of debt, and changes in working capital totaled ($484,319).

During the year ended December 31, 2024, operations used $46,354 of net cash, comprised of a loss from discontinued operations of $153,886, noncash items totaling $1,310,404, consisting primarily of losses recognized from the changes in fair values of derivative liabilities and debt discount amortization, and changes in working capital totaled $1,122,020.

During the year ended December 31, 2025, we neither used or received any cash for investing activity. During the year ended December 31, 2024, we were provided with $15,400 of net cash from the sale of an automobile.

During the year ended December 31, 2025, we were provided $1,347,763 of net cash in financing activities comprised of a decrease in our bank overdraft of $30,384 and proceeds from related-party loans of $1,378,147.

During the year ended December 31, 2024, we were provided $30,954 of net cash in financing activities comprised of repayments on related-party loans that totaled $61,336, proceeds from related-party loans of $61,906 and an increase in our bank overdraft of $30,384.

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

Convertible Debentures and Notes Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture has a total outstanding principal balance of $2.4 million, with accrued interest of $2.2 million as of December 31, 2025. We also have four additional convertible debentures with Tekfine with a maturity date April 30, 2027, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

We have received advances from related parties totaling $1,378,147 and $61,906 during the years ended December 31, 2025 and 2024, respectively, as well as making repayments on related-party loans of $0 and $61,336 during the years ended December 31, 2025 and 2024, respectively.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures.

Refer to Note 2 of our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a summary of our significant accounting policies and recently adopting and issued accounting standards.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CirTran Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CirTran Corporation (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane,Washington

April 15, 2026

CIRTRAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$9,589	$—
Inventory	1,136,546	737,223
Deposits on inventory	281,288	28,803
Deposits on inventory - related party	—	637
Accounts receivable, net	365,661	25,641
Other current assets	468,340	485,621
Total current assets	2,261,424	1,277,925
Investment in securities at cost	248,000	248,000
Property and equipment, net of accumulated depreciation	4,607	6,407
Total assets	$2,514,031	$1,532,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$149,448	$762,440
Cash overdraft	—	30,384
Liabilities for product returns and credits	90,810	70,054
Short-term advances payable	162,866	162,966
Short-term advances payable - related parties	1,400,699	22,452
Accrued liabilities	2,758,884	2,776,008
Accrued payroll and compensation expense	5,674,164	5,381,549
Accrued interest, current portion	6,739,423	6,281,805
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	151,833	151,833
Derivative liability	2,393,544	2,458,435
Liabilities from discontinued operations	4,818,427	4,664,960
Total current liabilities:	24,694,382	23,117,170
Deferred tax liability
Note payable, net of current portion	643,000	643,000
Convertible debenture, net of current portion, net of discount	2,283,844	2,177,723
Total liabilities	27,621,226	25,937,893

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 shares issued and outstanding	4,945	4,945
Additional paid-in capital	37,233,561	37,233,561
Accumulated deficit	(62,345,701)	(61,644,067)
Total stockholders’ deficit	(25,107,195)	(24,405,561)

Total liabilities and stockholders’ deficit	$2,514,031	$1,532,332

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Net sales	$3,126,891	$1,296,796
Cost of sales	1,586,194	458,158
Gross profit	1,540,697	838,638

Operating expenses
Employee costs	508,553	515,807
Selling, general and administrative expenses	1,161,867	873,570
Total operating expenses	1,670,420	1,389,377

Loss from operations	(129,723)	(550,739)

Other income (expense)
Interest expense	(822,735)	(790,589)
Gain on settlement of debt	328,857	—
Gain on forgiveness of debt	19,859	—
(Loss) gain on disposal of equipment	(9,323)	7,222
Impairment of investment	—	(52,000)
Gain (loss) on derivative valuation	64,891	(1,161,498)
Other income	6	250
Total other expense	(418,445)	(1,996,615)

Net loss from continuing operations	(548,168)	(2,547,354)

Loss from discontinued operations	(153,466)	(153,886)

Net Loss before income tax	(701,634)	(2,701,240)
Income tax	—	74,364
Net Loss	$(701,634)	$(2,626,876)

Net loss from continuing operations per common share, basic and diluted	$(0.11)	$(0.50)

Net loss from discontinued operations per common share, basic and diluted	$(0.03)	$(0.03)

Net loss per common share, basic and diluted	$(0.14)	$(0.53)
Basic and diluted weighted average common shares outstanding	4,945,417	4,945,417

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2023	4,945,417	$4,945	$37,233,561	$(59,017,191)	$(21,778,685)
Net loss	—	—	—	(2,626,876)	(2,626,876)
Balance, December 31, 2024	4,945,417	4,945	37,233,561	(61,644,067)	(24,405,561)
Net loss	—	—	—	(701,634)	(701,634)
Balance, December 31, 2025	4,945,417	$4,945	$37,233,561	$(62,345,701)	$(25,107,195)

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(701,634)	$(2,626,876)
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Loss from discontinued operations	153,466	153,886
Depreciation expense	1,800	4,340
Gain (loss) on derivative valuation	(64,891)	1,161,498
Debt discount amortization	106,120	99,788
Gain on disposal of equipment	—	(7,222)
Loss on impairment of investment	—	52,000
Gain on settlement of debt	(328,857)	—
Gain on forgiveness of debt	(19,859)	—
Changes in operating assets and liabilities:
Inventory	(399,323)	78,389
Deposits on inventory	(252,485)	(1,820)
Deposits on inventory - related party	637	223,774
Accounts receivable	(340,020)	(4,105)
Other current assets	17,281	(44,526)
Accounts payable	(264,276)	134,958
Liabilities for product returns and credits	20,756	61,353
Accrued liabilities	(17,122)	(113,383)
Income tax liability	—	(55,946)
Accrued payroll and compensation	292,615	314,336
Accrued interest	457,618	523,202
Net cash used by operating activities	(1,338,174)	(46,354)

Cash flows from investing activities:
Proceeds from sale of automobile	—	15,400
Net cash provided by investing activities	—	15,400

Cash flows from financing activities:
Bank overdraft	(30,384)	30,384
Proceeds from related-party loans	1,378,147	61,906
Repayments of related-party loans	—	(61,336)
Net cash provided by financing activities	1,347,763	30,954

Net change in cash	9,589	—
Cash, beginning of year	—	—
Cash, end of year	$9,589	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, one customer represented 97.4% of the Company’s total accounts receivable, resulting in a significant concentration of credit risk.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making is composed of the Chief Executive Officer. The Company has two operating segments as of December 31, 2025 and 2024. (see Note 12).

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2025 and 2024.

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

During the years ended December 31, 2025 and 2024, we recognized revenue of $77,267 and $90,929, respectively, We recognize $5,000 per month for administrative services and a 5% markup per agreement.

Additionally, we recognized revenues of $3,049,624 and $1,205,867 during the years ended December 31, 2025 and 2024, respectively, related to the delivery of products to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfilment of our performance obligations therein, typically limited to the delivery of product. Payment terms depend on customer agreement and length of relationship. It varies between cash in advance to 30-60 days term.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. The Company estimates credit losses based on the Current Expected Credit Losses (“CECL”) model in accordance with ASC 326. The allowance for credit losses is based on a variety of factors, including historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions.

Upon adoption of ASU 2025-05 in the year ended December 31, 2025, the Company elected the practical expedient to estimate expected credit losses based on actual uncollected accounts. Under this approach, the Company recognizes credit losses as receivables are deemed uncollectible rather than applying more complex forward-looking modeling. The Company applied this guidance prospectively, and the adoption did not have a material impact on the Company’s consolidated financial statements. The election of this practical expedient simplifies the estimation process by reducing the level of judgment and complexity required in applying the CECL model.

As of December 31, 2025 and 2024, the Company has recorded an allowance for doubtful accounts of $65,704 and $4,839, respectively.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $248,000 and $248,000 at December 31, 2025 and 2024, respectively. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. Pursuant to ASC 321, the Company also searched for observable transactions in the investee’s stock and found none. We evaluated the investment for impairment and determined that the investment was not impaired as of December 31, 2025. We recognized a loss on an impairment of $52,000 as of December 31, 2024.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and total $281,288 (non-related-party) and $0 (related-party) as of December 31, 2025 and $28,803 (non-related-party) and $637 (related-party) as of December 31, 2024.

On most of tobacco related products, the Company pays in advance for Federal Excise Taxes and State Excise Taxes prior to receiving product. The Company accrues those taxes on its balance sheet and expenses them per-unit basis as sold.

Inventory balances consisted of the following:

	December 31, 2025	December 31, 2024
Finished goods	$1,117,975	$673,866
Raw materials	18,571	63,357
Total	$1,136,546	$737,223

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

	Total Fair Value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,393,544	$—	$—	$2,393,544

	Total Fair Value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,458,435	$—	$—	$2,458,435

Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were approximately 194,400,720 and 472,076,000 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the years ended December 31, 2025 and 2024, respectively, due to the anti-dilutive effect these would have on net loss per share. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income taxes, including additional disaggregation of rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in the annual financial statements for the year ended December 31, 2025, and for interim periods within the year of adoption. The adoption had no impact on the Company’s financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2025-02 - Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC SAB No. 122, which is effective for annual periods beginning after December 15, 2024, and may require full retrospective adoption. This amendment eliminates outdated SEC guidance previously codified under SAB No. 122 and may impact disclosures or recognition related to obligations and liabilities. The Company adopted this ASU, effective for the year ended December 31, 2025. The adoption had no impact on the Company’s financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2024-01 - Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, effective for public entities for annual periods beginning after December 15, 2024. This may impact whether profits interest or similar awards are within the scope of ASC 718 and thus could affect compensation expense accounting. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

Effective January 1, 2026, the Company adopted Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses, as amended by ASU 2025-05, which the Company elected to early adopt. ASC Topic 326 replaces the incurred loss model with an expected credit loss model for financial assets measured at amortized cost, including accounts receivable and contract assets. Under ASC 326, the Company is required to estimate lifetime expected credit losses upon initial recognition of financial assets and update those estimates each reporting period based on historical experience, current conditions, and reasonable and supportable forecasts.

In connection with the adoption of ASU 2025-05, the Company elected the practical expedient to estimate expected credit losses based on actual uncollected accounts. The Company elected to early adopt this guidance as it simplifies the application of the CECL model and reduces the level of estimation complexity and judgment required, given the short-term nature of the Company’s receivables and its historical collection experience.

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which considers our continuation as a going concern. We had a working capital deficiency of $22,432,958, as of December 31, 2025, and a net loss from continuing operations of $548,168 for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $62,345,701. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Property and equipment and estimated service lives consist of the following:

	December 31, 2025	December 31, 2024	Useful Life (years)
Furniture and office equipment	$12,212	$12,212	5-10
Total	12,212	12,212
Less: accumulated depreciation	(7,605)	(5,805)
Property and equipment, net	$4,607	$6,407

We recorded $1,800 and $4,340 of depreciation expense during the years ended December 31, 2025 and 2024.

During the year ended December 31, 2024, the Company sold its vehicle resulting in a gain on disposal of $7,222.

NOTE 5 — RELATED PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2025 and 2024, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of December 31, 2025 and 2024, was $72,466 and $72,466, respectively. No demand for payment has been made.

There were $1,400,699 and $22,452 of short-term advances due to related parties as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

Total inventory purchases from the related parties were $251,394 and $292,102 during the years ended December 31, 2025 and 2024, respectively All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	December 31, 2025	December 31, 2024

Tax liabilities	$31,769	$66,456
Accrued Royalty - Globrands LLC	928,247	854,498
Other	1,798,868	1,855,054
Total	$2,758,884	$2,776,008

Other accrued liabilities as of December 31, 2025 and 2024, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $1,774,016 and $1,730,213, respectively.

Accrued payroll and compensation liabilities consist of the following:

	December 31, 2025	December 31, 2024

Director fees	$135,000	$135,000
Bonus expenses	121,858	121,858
Commissions	2,148	2,148
Consulting	371,822	412,322
Administrative payroll	5,043,336	4,710,221
Total	$5,674,164	$5,381,549

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

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $345,000 and $345,000 was accrued during the periods ended December 31, 2025 and 2024, respectively.

License Agreements

We have entered into agreements requiring us to pay certain royalties for the manufacture and distribution of licensed products. Fees are based on a percentage of sales and remitted quarterly and are included in cost of sales for financial reporting purposes.

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2025	December 31, 2024

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt	500,000	500,000
Small Business Administration loan	143,000	143,000
Total	$733,000	$733,000

There is $447,334 and $402,906 of accrued interest due on these notes as of December 31, 2025 and 2024, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	December 31, 2025	December 31, 2024

Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(117,400)	(223,521)
Total	$2,548,128	$2,442,007
Less: current portion	(264,284)	(264,284)
Long-term portion	$2,283,844	$2,177,723

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

On November 26, 2025, the Company and the lender entered into a Forbearance and Standstill Agreement, extending the maturity date on all debentures to April 30, 2027.

As of December 31, 2025 and 2024, we had accrued interest on the convertible debentures totaling $2,179,837 and $2,055,232, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of December 31, 2025, using the following assumptions:

	December 31, 2025	December 31, 2024
Volatility	108.7% - 117.2%	136.0% - 139.62%
Risk-free rates	3.53% - 3.59%	4.09% - 4.13%
Stock price	0.015	$0.01999
Remaining life	0.25- 1.33 years	0.25- 2.33 years

A summary of the activity of the derivative liability for these notes is as follows:

Balance at December 31, 2023	$1,296,937
Derivative loss due to mark to market adjustment	1,161,498
Balance at December 31, 2024	2,458,435
Derivative loss due to mark to market adjustment	64,891
Balance at December 31, 2025	$2,393,544

The fair values of the derivative instruments are measured each quarter, which resulted in a gain (loss) of $64,891 and ($1,161,498) during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the fair market value of the derivatives aggregated $2,393,544 and $2,458,435, respectively.

NOTE 11 — STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

As of December 31, 2025 and 2024, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

	Number of Options	Weighted Average Exercise Price	Average Remaining Life
Outstanding, December 31, 2023	40,000	$0.01	2.94
Issued	—	$—	—
Cancelled	(8,000)	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2024	32,000	$0.01	1.02
Issued	—	$—	—
Cancelled	(8,000)	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2025	24,000	$0.01	1.02
Exercisable, December 31, 2025	24,000	$0.01	1.02

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

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the year ended December 31, 2025.

	Tobacco Line	All other product lines	Total
ASSETS
Current Assets:
Cash	$9,589	$—	$9,589
Inventory	1,091,084	45,462	1,136,546
Deposits on inventory	270,036	11,252	281,288
Accounts receivable	351,035	14,626	365,661
Other current assets	449,606	18,734	468,340
Total current assets	2,171,350	90,074	2,261,424
Investment in securities at cost	—	248,000	248,000
Property and equipment, net of accumulated depreciation	—	4,607	4,607
Total assets	$2,171,350	$342,681	$2,514,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$143,470	$5,978	$149,448
Liabilities for product returns and credits	87,178	3,632	90,810
Short-term advances payable	—	162,866	162,866
Short-term advances payable - related parties	—	1,400,699	1,400,699
Accrued liabilities	2,648,529	110,355	2,758,884
Accrued payroll and compensation expense	5,447,197	226,967	5,674,164
Accrued interest, current portion	—	6,739,423	6,739,423
Convertible debenture, current portion, net of discounts	—	264,284	264,284
Note payable, current portion	—	90,000	90,000
Note payable to stockholders	—	151,833	151,833
Derivative liability	—	2,393,544	2,393,544
Liabilities from discontinued operations	—	4,818,427	4,818,427
Total current liabilities:	8,326,374	16,368,008	24,694,382
Note payable, net of current portion	—	643,000	643,000
Convertible debenture, net of current portion, net of discount	—	2,283,844	2,283,844
Total liabilities	8,326,374	19,294,852	27,621,226

Stockholders’ Equity:
Common stock	—	4,945	4,945
Additional paid-in capital	—	37,233,561	37,233,561
Accumulated deficit	(6,155,024)	(56,190,677)	(62,345,701)
Total stockholders’ equity	(6,155,024)	(18,952,171)	(25,107,195)
Total liabilities and stockholders’ deficit	$2,171,350	$342,681	$2,514,031

	Tobacco Line	All other product lines	Total
Revenue:
Net sales	$2,937,687	$189,204	$3,126,891
Cost of sales	1,527,183	59,011	1,586,194
Gross profit	1,410,504	130,193	1,540,697

Operating expenses:
Employee costs	488,211	20,342	508,553
Selling, general and administrative expenses	1,115,392	46,475	1,161,867
Total operating expenses	1,603,603	66,817	1,670,420

Loss from operations	(193,099)	63,376	(129,723)

Other income (expense):
Interest expense	—	(822,735)	(822,735)
Gain on settlement of debt	—	328,857	328,857
Gain on forgiveness of debt	—	19,859	19,859
Other loss	—	(9,323)	(9,323)
Loss on derivative valuation	—	64,891	64,891
Other income	—	6	6
Total other expense	—	(418,445)	(418,445)
Net loss from continuing operations	(193,099)	(355,069)	(548,168)
Loss from discontinued operations		(153,466)	(153,466)
Net Loss before income tax	(193,099)	(508,535)	(701,634)
Income tax	—	—	—
Net Loss	$(193,099)	$(508,535)	$(701,634)

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the year ended December 31, 2024.

	Tobacco Line	All other product lines	Total
ASSETS
Current Assets:
Cash	$—	$—	$—
Inventory	641,919	95,304	737,223
Deposits on inventory	—	28,803	28,803
Deposits on inventory - related party	637	—	637
Accounts receivable	—	25,641	25,641
Other current assets	—	485,621	485,621
Total current assets	642,556	635,369	1,277,925
Investment in securities at cost	—	248,000	248,000
Property and equipment, net of accumulated depreciation	—	6,407	6,407
Total assets	$642,556	$889,776	$1,532,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$244,524	$517,916	$762,440
Cash overdraft	—	30,384	30,384
Liabilities for product returns and credits	61,353	8,701	70,054
Short-term advances payable	—	162,966	162,966
Short-term advances payable - related parties	—	22,452	22,452
Accrued liabilities	1,397,825	1,378,183	2,776,008
Accrued payroll and compensation expense	4,391,000	990,549	5,381,549
Accrued interest, current portion	—	6,281,805	6,281,805
Convertible debenture, current portion, net of discounts	—	264,284	264,284
Note payable, current portion	—	90,000	90,000
Note payable to stockholders	—	151,833	151,833
Derivative liability	—	2,458,435	2,458,435
Liabilities from discontinued operations	—	4,664,960	4,664,960
Total current liabilities:	6,094,702	17,022,468	23,117,170
Note payable, net of current portion	—	643,000	643,000
Convertible debenture, net of current portion, net of discount	—	2,177,723	2,177,723
Total liabilities	6,094,702	19,843,191	25,937,893

Stockholders’ Equity:
Common stock	—	4,945	4,945
Additional paid-in capital	—	37,233,561	37,233,561
Accumulated deficit	(5,452,146)	(56,191,921)	(61,644,067)
Total stockholders’ equity	(5,452,146)	(18,953,415)	(24,405,561)
Total liabilities and stockholders’ deficit	$642,556	$889,776	$1,532,332

	Tobacco Line	All other product lines	Total
Revenue:
Net sales	$1,056,862	$239,934	$1,296,796
Cost of sales	363,989	94,169	458,158
Gross profit	692,873	145,765	838,638

Operating expenses:
Employee costs	425,073	90,734	515,807
Selling, general and administrative expenses	717,827	155,743	873,570
Total operating expenses	1,142,900	246,477	1,389,377

Loss from operations	(450,027)	(100,712)	(550,739)

Other income (expense):
Interest expense	—	(790,589)	(790,589)
Impairment of investment		(52,000)	(52,000)
Gain on disposal of equipment	—	7,222	7,222
Loss on derivative valuation	—	(1,161,498)	(1,161,498)
Other income	—	250	250
Total other expense	—	(1,996,615)	(1,996,615)
Net loss from continuing operations	(450,027)	(2,097,327)	(2,547,354)
Loss from discontinued operations	—	(153,886)	(153,886)
Net Loss before income tax	(450,027)	(2,251,213)	(2,701,240)
Income tax	—	74,364	74,364
Net Loss	$(450,027)	$(2,176,849)	$(2,626,876)

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

We have not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2025 and 2024, applicable under FASB ASC 740, Income Taxes. We did not recognize any adjustment to the liability for an uncertain tax position and, therefore, did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All our tax returns remain open.

As of December 31, 2025 and 2024, we had net operating loss carryforwards for tax reporting purposes of approximately $6.1 million and $6.1 million, respectively. During the year ended December 31, 2019, we dissolved four subsidiaries that had total net operating loss carryforwards of approximately $8.9 million, which were forfeited upon dissolution, reducing our deferred tax asset by approximately $1.9 million. In addition, the realization of tax benefits relating to net operating loss carryforwards is limited due to the settlement related to amounts previously due to the IRS, as discussed in Note 6 – Other Accrued Liabilities.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2025 and 2024 due to the following:

	2025	2024
Book loss	$(115,100)	$(552,900)
Change in payroll accruals	61,400	66,000
Amortization of debt discount	22,000	21,000
Related party accruals	289,400	100
Change in derivative liability	(13,600)	243,900
Other non-deductible expenses	(339,400)	—
Valuation allowance	95,300	221,900
	$—	$—

The tax computations are as follows:

	December 31, 2025	December 31, 2024
Net losses before taxes	$(701,634)	$(2,701,240)
Adjustments to arrive at taxable loss:
Permanent differences:	—	—
Temporary differences:	—	—
Taxable loss	$(701,634)	$(2,701,240)

Federal income tax benefit	$(147,300)	$(567,300)
NOL carried forward prior year (tax return)	$(1,744,600)	$(1,177,300)
NOL carried forward at period end	$(1,891,900)	$(1,744,600)

Deferred Tax Asset - Federal Rate (21%)	$397,299	$366,366
Deferred Tax Asset - State Rate (4.5%) (1)	$85,136	$78,507
Total Deferred Tax Asset	$482,435	$444,873

Valuation Allowance	$(482,435)	$(444,873)
Deferred tax per books	$—	$—

(1)	Utah corporate tax rate.

	2025		2024
Expected tax liability (benefit):	$(147,343)	(21)%	$(567,260)	(21)%
Expected tax liability (benefit), State Rate:	(31,574)	(4.5)%	(121,556)	(4.5)%
Permanent differences	$—	—	$—
Change in valuation allowance	$178,917	25.5%	$688,816	25.5%
Income tax benefit	$—	0.0%	$—	0.0%

NOTE 14 — DISCONTINUED OPERATIONS

On October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of December 31, 2025 and 2024. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

	December 31, 2025	December 31, 2024
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$283,818	$283,818
Accrued liabilities	58,184	58,184
Accrued interest	1,790,509	1,790,509
Accrued payroll and compensation expense	122,864	122,864
Current maturities of long-term debt	239,085	239,085
Short-term advances payable	2,323,967	2,170,500
Total liabilities from discontinued operations	$4,818,427	$4,664,960

Net loss from discontinued operations for the years ended December 31, 2025 and 2024, were comprised of the following components:

	Years ended December 31,
	2025	2024
Other expense:
Interest expense	$(153,466)	$(153,886)
Net loss from discontinued operations	$(153,466)	$(153,886)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2025, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2025, and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Title	Tenure

Iehab Hawatmeh	59	President, Chief Executive Officer,	July 2000 to date
		Chief Financial Officer, Chairman
Kathryn Hollinger	75	Director, Controller	August 2011 to date

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2025, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except that two officers failed to report options earned and options that expired during the fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)(1)	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Iehab J. Hawatmeh(1)	2025	345,000	-	-	-	-	-	15,600	(2)	360,600
President, Chief Executive Officer	2024	345,000	-	-	-	-	-	15,600	(2)	360,600

Kathryn Hollinger(3)	2025	55,000	-	-	-	-	-	5,000	(4)	60,000
	2024	55,000	-	-	-	-	-	5,000	(4)	60,000

(1)	Mr. Hawatmeh accrued $296,498 and $271,790 of his salary in 2025 and 2024.
(2)	Includes $12,000 for car allowance for each of 2025 and 2024 and $3,600 and $3,600 for medical insurance premiums for 2025 and 2024.
(3)	Ms. Hollinger’s compensation listed in this table is for her services as our controller.
(4)	Fees accrued as director compensation.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information regarding unexercised options, stock that has not vested, and equity incentive plan awards owned by the Named Executive Officers as of December 31, 2025:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 15, 2026, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 4,945,417 shares of common stock outstanding.

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Directors:
Iehab J. Hawatmeh	Common stock	211,554	4.3
	Options(2)	18,000	*
		229,554	4.7

Kathryn Hollinger	Common stock	26,003	*
	Options(2)	6,000	*
		32,003	*

All Executive Officers and Directors as a Group (2 persons):	Common stock	237,557	4.8
	Options(2)	24,000	*
	Total	261,557	5.4

*	Less than one percent.
(1)	Address for all stockholders is 6360 S Pecos Road, Suite 8, Las Vegas, NV 89120.
(2)	Includes options to purchase shares that have been accrued for services provided during the preceding fiscal years and that have not expired. These options can be exercised any time at an exercise price of $0.01 per share.

The persons named in the above table have sole voting and dispositive power respecting all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined according to the rules of the U.S. Securities and Exchange Commission and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security. Each director, officer, or 5% or more stockholder has furnished the information respecting beneficial ownership.

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

Related-Party Transactions

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At December 31, 2025, the principal amount owing on the note was $151,833. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). These notes accrue interest at 12% per annum and are due on demand. We made no payments towards the outstanding notes during 2025. The principal balance owing on the notes as of December 31, 2025, of $72,466 is included in liabilities from discontinued operations.

As of December 31, 2025, we owed our president a total of $433,379, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

Total inventory purchases from the related party were $251,394 and $292,102 during the years ended December 31, 2025 and 2024, respectively. The related party is an entity controlled by our chief executive officer. All transactions were at a 2% markup over the related-party’s cost paid for inventory in arm’s-length transactions.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, none of our directors is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm Fruci & Associates II, PLLC, has served as our independent registered public accounting firm since July 2020.

Audit Fees

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2025 and 2024 for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Audit Fees	$49,350	$37,650
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$49,350	$37,650

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

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location
3.01	Articles of Incorporation	Incorporated by reference from our Current Report on Form 8-K filed July 17, 2000
3.02	Amended and Restated Bylaws	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011
3.03	Articles of Amendment to Articles of Incorporation of CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed August 18, 2011
3.04	Second Amendment to Articles of Incorporation of CirTran Corporation	Incorporated by reference from our Current Report on Form 8-K filed May 8, 2015
31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRTRAN CORPORATION

Date: April 15, 2026	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2026	/s/ Iehab Hawatmeh
Iehab Hawatmeh, Director, President
Chief Financial Officer (Principal Executive
Officer, Principal Financial Officer)

Date: April 15, 2026	/s/ Kathryn Hollinger
Kathryn Hollinger, Director

