Form 10-Q
period 2026-03-31
CIRTRAN CORP
filed 2026-05-20
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2026, there were 4,945,417 shares of common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$11,336	$9,589
Inventory	1,177,603	1,136,546
Deposits on inventory	309,426	281,288
Accounts receivable, net	296,729	365,661
Other current assets	470,818	468,340
Total current assets	2,265,912	2,261,424
Investment in securities at cost	248,000	248,000
Property and equipment, net of accumulated depreciation	4,131	4,607
Total assets	$2,518,043	$2,514,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$142,469	$149,448
Liabilities for product returns and credits	65,576	90,810
Short-term advances payable	162,866	162,866
Short-term advances payable - related parties	1,461,554	1,400,699
Accrued liabilities	2,654,255	2,758,884
Accrued payroll and compensation expense	5,749,011	5,674,164
Accrued interest, current portion	6,887,786	6,739,423
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	151,833	151,833
Derivative liabilities	2,289,108	2,393,544
Liabilities from discontinued operations	2,531,989	4,818,427
Total current liabilities:	22,450,731	24,694,382
Deferred tax liability
Note payable, net of current portion	643,000	643,000
Convertible debenture, net of current portion, net of discount	2,310,806	2,283,844
Total liabilities	25,404,537	27,621,226

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 shares issued and outstanding	4,945	4,945
Additional paid-in capital	37,233,561	37,233,561
Accumulated deficit	(60,125,000)	(62,345,701)
Total stockholders’ deficit	(22,886,494)	(25,107,195)

Total liabilities and stockholders’ deficit	$2,518,043	$2,514,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net sales	$1,161,353	$460,816
Cost of sales	697,971	190,522
Gross profit	463,382	270,294

Operating expenses
Employee costs	130,020	128,908
Selling, general and administrative expenses	297,240	184,659
Total operating expenses	427,260	313,567

Income (loss) from operations	36,122	(43,273)

Other income (expense)
Interest expense	(211,806)	(202,374)
Gain on forgiveness of debt	5,511	5,141
Gain (loss) on derivative valuation	104,436	132,234
Total other expense	(101,859)	(64,999)

Net loss from continuing operations	(65,737)	(108,272)

Income (loss) from discontinued operations	2,286,438	(37,841)

Net Income (Loss) before income tax	2,220,701	(146,113)
Income tax	—	(9,323)
Net Income (Loss)	$2,220,701	$(155,436)

Net loss from continuing operations per common share, basic and diluted	$(0.01)	$(0.02)

Net income (loss) from discontinued operations per common share, basic and diluted	$0.46	$(0.01)

Net income (loss) per common share, basic and diluted	$0.45	$(0.03)
Basic and diluted weighted average common shares outstanding	4,945,417	4,945,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2025	4,945,417	$4,945	$37,233,561	$(62,345,701)	$(25,107,195)
Net income	—	—	—	2,220,701	2,220,701
Balance, March 31, 2026	4,945,417	$4,945	$37,233,561	$(60,125,000)	$(22,886,494)

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2024	4,945,417	$4,945	$37,233,561	$(61,644,067)	$(24,405,561)
Net loss	—	—	—	(155,436)	(155,436)
Balance, March 31, 2025	4,945,417	$4,945	$37,233,561	$(61,799,503)	$(24,560,997)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$2,220,701	$(155,436)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
(Income) loss from discontinued operations	(2,286,438)	37,841
Depreciation expense	476	501
Gain on derivative valuation	(104,436)	(132,234)
Debt discount amortization	26,960	25,682
Gain on forgiveness of debt	(5,511)	(5,141)
Changes in operating assets and liabilities:
Inventory	(41,057)	(104,559)
Deposits on inventory	(28,138)	1,395
Deposits on inventory - related party	—	637
Accounts receivable	68,932	(101,967)
Other current assets	(2,478)	(5,730)
Accounts payable	(1,468)	(10,173)
Liabilities for product returns and credits	(25,234)	11,274
Accrued liabilities	(104,627)	(217,031)
Accrued payroll and compensation	74,847	62,944
Accrued interest	148,363	123,669
Net cash used by operating activities	(59,108)	(468,328)

Cash flows from financing activities:
Bank overdraft	—	(30,384)
Proceeds from related-party loans	60,855	499,922
Net cash provided by financing activities	60,855	469,538

Net change in cash	1,747	1,210
Cash, beginning of period	9,589	—
Cash, end of period	$11,336	$1,210

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2025. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of March 31, 2026, and the results of our operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2026.

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

As of March 31, 2026 and December 31, 2025, one customer represented 75.8% and 97.4%, respectively, of the Company’s total accounts receivable, resulting in a significant concentration of credit risk.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision maker is the Chief Executive Officer. The Company has two operating segments as of March 31, 2026 and December 31, 2025 (see Note 12).

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2026 and December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, we recognized revenue of $19,632 and $20,408, respectively, related to the performance obligations under product development service agreements with customers. We recognize $5,000 per month for administrative services and a 5% markup per agreement.

Additionally, we recognized revenues of $1,141,721 and $440,408 during the three months ended March 31, 2026 and 2025, respectively, related to the delivery of products to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfilment of our performance obligations therein, typically limited to the delivery of product. Payment terms depend on customer agreement and length of relationship. It varies between cash in advance to 30-60 days term.

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

As of March 31, 2026 and December 31, 2025, the Company has recorded an allowance for doubtful accounts of $39,221 and $65,704, respectively.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $248,000 and $248,000 at March 31, 2026 and December 31, 2025, respectively. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. Pursuant to ASC 321, the Company also searched for observable transactions in the investee’s stock and found none. We evaluated the investment for impairment and determined that the investment was not impaired as of March 31, 2026.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and total $309,426 (non-related-party) and $0 (related-party) as of March 31, 2026 and $281,288 (non-related-party) and $0 (related-party) as of December 31, 2025.

For most of the tobacco related products, the Company pays in advance for Federal Excise Taxes and State Excise Taxes prior to receiving product. The Company accrues those taxes on its balance sheet and expenses them on a per-unit basis as sold.

Inventory balances consisted of the following:

	March 31, 2026	December 31, 2025
Finished goods	$1,145,440	$1,117,975
Raw materials	32,163	18,571
Total	$1,177,603	$1,136,546

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

	Total Fair Value at March 31, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,289,108	$—	$—	$2,289,108

	Total Fair Value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,393,544	$—	$—	$2,393,544

Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. There were approximately 215,792,611 and 237,997,505 potentially issuable shares from the conversions of convertible debentures outstanding that were excluded in dilutive outstanding shares for the three months ended March 31, 2026 and 2025, respectively, due to the anti-dilutive effect these would have on net loss per share. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of March 31, 2026 and December 31, 2025, no liability for unrecognized tax benefits was required to be reported.

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which considers our continuation as a going concern. We had a working capital deficiency of $20,184,819, as of March 31, 2026, and a net loss from continuing operations of $65,737 for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $60,125,000. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Property and equipment and estimated service lives consist of the following:

	March 31, 2026	December 31, 2025	Useful Life (years)
Furniture and office equipment	$12,212	$12,212	5-10
Total	12,212	12,212
Less: accumulated depreciation	(8,081)	(7,605)
Property and equipment, net	$4,131	$4,607

We recorded $476 and $501 of depreciation expense during the three months ended March 31, 2026 and 2025.

NOTE 5 — RELATED PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At March 31, 2026 and December 31, 2025, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of March 31, 2026 and December 31, 2025, was $72,466 and $72,466, respectively. No demand for payment has been made.

There were $1,461,554 and $1,400,699 of short-term advances due to related parties as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

Total inventory purchases from the related parties were $0 and $231,151 during the three months ended March 31, 2026 and 2025, respectively. All transactions were at a 2% markup over the related party’s cost paid for inventory in arm’s-length transactions.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025

Tax liabilities	$32,505	$31,769
Accrued Royalty - Globrands LLC	965,592	928,247
Other	1,656,158	1,798,868
Total	$2,654,255	$2,758,884

Other accrued liabilities as of March 31, 2026 and December 31, 2025, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $1,607,268 and $1,774,016, respectively.

Accrued payroll and compensation liabilities consist of the following:

	March 31, 2026	December 31, 2025

Director fees	$135,000	$135,000
Bonus expenses	121,858	121,858
Commissions	2,148	2,148
Consulting	365,670	371,822
Administrative payroll	5,124,335	5,043,336
Total	$5,749,011	$5,674,164

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

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $86,250 and $345,000 was accrued during the periods ended March 31, 2026 and December 31, 2025, respectively.

License Agreements

We have entered into agreements requiring us to pay certain royalties for the manufacture and distribution of licensed products. Fees are based on a percentage of sales and remitted quarterly and are included in cost of sales for financial reporting purposes.

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2026	December 31, 2025

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt	500,000	500,000
Small Business Administration loan	143,000	143,000
Total	$733,000	$733,000

There is $458,278 and $447,334 of accrued interest due on these notes as of March 31, 2026 and December 31, 2025, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	March 31, 2026	December 31, 2025

Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(90,438)	(117,400)
Total	$2,575,090	$2,548,128
Less: current portion	(264,284)	(264,284)
Long-term portion	$2,310,806	$2,283,844

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

On November 26, 2025, the Company and the lender entered into a Forbearance and Standstill Agreement, extending the maturity date on all debentures to April 30, 2027.

As of March 31, 2026 and December 31, 2025, we had accrued interest on the convertible debentures totaling $2,211,385 and $2,179,837, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of March 31, 2026 and December 31, 2025, using the following assumptions:

	March 31, 2026	December 31, 2025
Volatility	101.2%	108.7% - 117.2%
Risk-free rates	3.59%	3.53% - 3.59%
Stock price	0.0207	$0.043
Remaining life	0.25- 1.08 years	0.25- 1.33 years

A summary of the activity of the derivative liability for these notes is as follows:

Balance at December 31, 2024	$2,458,435
Derivative loss due to mark to market adjustment	(64,891)
Balance at December 31, 2025	2,393,544
Derivative gain due to mark to market adjustment	(104,436)
Balance at March 31, 2026	$2,289,108

The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $104,436 and $132,234 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the fair market value of the derivatives aggregated $2,289,108 and $2,393,544, respectively.

NOTE 11 — STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

As of March 31, 2026 and 2025, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

	Number of Options	Weighted Average Exercise Price	Average Remaining Life
Outstanding, December 31, 2024	32,000	$0.01	1.02
Issued	—	$—	—
Cancelled	(8,000)	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2025	24,000	$0.01	1.02
Issued	—	$—	—
Cancelled	(8,000)	$—	—
Exercised	—	$—	—
Exercisable, March 31, 2026	16,000	$0.01	0.77

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

The following table details revenue, operating expenses, and assets for the Company’s reportable segments as of March 31, 2026.

	Tobacco Line	All other product lines	Total
ASSETS
Current Assets:
Cash	$11,336	$—	$11,336
Inventory	1,136,387	41,216	1,177,603
Deposits on inventory	298,596	10,830	309,426
Accounts receivable	286,343	10,385	296,729
Other current assets	454,339	16,479	470,818
Total current assets	2,187,002	78,910	2,265,912
Investment in securities at cost	—	248,000	248,000
Property and equipment, net of accumulated depreciation	—	4,131	4,131
Total assets	$2,187,002	$331,041	$2,518,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$137,483	$4,986	$142,469
Liabilities for product returns and credits	63,281	2,295	65,576
Short-term advances payable	—	162,866	162,866
Short-term advances payable - related parties	—	1,461,554	1,461,554
Accrued liabilities	2,558,608	95,647	2,654,255
Accrued payroll and compensation expense	5,547,796	201,215	5,749,011
Accrued interest, current portion	—	6,887,786	6,887,786
Convertible debenture, current portion, net of discounts	—	264,284	264,284
Note payable, current portion	—	90,000	90,000
Note payable to stockholders	—	151,833	151,833
Derivative liability	—	2,289,108	2,289,108
Liabilities from discontinued operations	—	2,531,989	2,531,989
Total current liabilities:	8,307,168	14,143,563	22,450,731
Note payable, net of current portion	—	643,000	643,000
Convertible debenture, net of current portion, net of discount	—	2,310,806	2,310,806
Total liabilities	8,307,168	17,097,369	25,404,537

Stockholders’ Equity:
Common stock	—	4,945	4,945
Additional paid-in capital	—	37,233,561	37,233,561
Accumulated deficit	(6,120,166)	(54,004,834)	(60,125,000)
Total stockholders’ equity	(6,120,166)	(16,766,328)	(22,886,494)
Total liabilities and stockholders’ deficit	$2,187,002	$331,041	$2,518,043

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the year ended December 31, 2025.

	Tobacco Line	All other product lines	Total
ASSETS
Current Assets:
Cash	$9,589	$—	$9,589
Inventory	1,091,084	45,462	1,136,546
Deposits on inventory	270,036	11,252	281,288
Accounts receivable	351,035	14,626	365,661
Other current assets	449,606	18,734	468,340
Total current assets	2,171,350	90,074	2,261,424
Investment in securities at cost	—	248,000	248,000
Property and equipment, net of accumulated depreciation	—	4,607	4,607
Total assets	$2,171,350	$342,681	$2,514,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$143,470	$5,978	$149,448
Liabilities for product returns and credits	87,178	3,632	90,810
Short-term advances payable	—	162,866	162,866
Short-term advances payable - related parties	—	1,400,699	1,400,699
Accrued liabilities	2,648,529	110,355	2,758,884
Accrued payroll and compensation expense	5,447,197	226,967	5,674,164
Accrued interest, current portion	—	6,739,423	6,739,423
Convertible debenture, current portion, net of discounts	—	264,284	264,284
Note payable, current portion	—	90,000	90,000
Note payable to stockholders	—	151,833	151,833
Derivative liability	—	2,393,544	2,393,544
Liabilities from discontinued operations	—	4,818,427	4,818,427
Total current liabilities:	8,326,374	16,368,008	24,694,382
Note payable, net of current portion	—	643,000	643,000
Convertible debenture, net of current portion, net of discount	—	2,283,844	2,283,844
Total liabilities	8,326,374	19,294,852	27,621,226

Stockholders’ Equity:
Common stock	—	4,945	4,945
Additional paid-in capital	—	37,233,561	37,233,561
Accumulated deficit	(6,155,024)	(56,190,677)	(62,345,701)
Total stockholders’ equity	(6,155,024)	(18,952,171)	(25,107,195)
Total liabilities and stockholders’ deficit	$2,171,350	$342,681	$2,514,031

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the three months ended March 31, 2026.

	Tobacco Line	All other product lines	Total
Revenue:
Net sales	$1,120,706	$40,647	$1,161,353
Cost of sales	673,542	24,429	697,971
Gross profit	447,164	16,218	463,382

Operating expenses:
Employee costs	125,469	4,551	130,020
Selling, general and administrative expenses	286,837	10,403	297,240
Total operating expenses	412,306	14,954	427,260

Income from operations	34,858	1,264	36,122

Other income (expense):
Interest expense	—	(211,806)	(211,806)
Gain on forgiveness of debt	—	5,511	5,511
Loss on derivative valuation	—	104,436	104,436
Total other expense	—	(101,859)	(101,859)
Net income (loss) from continuing operations	34,858	(100,595)	(65,737)
Income from discontinued operations	—	2,286,438	2,286,438
Net Income before income tax	34,858	2,185,843	2,220,701
Income tax	—	—	—
Net Income	$34,858	$2,185,843	$2,220,701

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the three months ended March 31, 2025.

	Tobacco Line	All other product lines	Total
Revenue:
Net sales	$428,512	$32,304	$460,816
Cost of sales	177,443	13,079	190,522
Gross profit	251,069	19,225	270,294

Operating expenses:
Employee costs	123,752	5,156	128,908
Selling, general and administrative expenses	177,273	7,386	184,659
Total operating expenses	301,025	12,542	313,567

Loss from operations	(49,956)	6,683	(43,273)

Other income (expense):
Interest expense	—	(202,374)	(202,374)
Gain on forgiveness of debt	—	5,141	5,141
Gain on derivative valuation	—	132,234	132,234
Total other expense	—	(64,999)	(64,999)
Net loss from continuing operations	(49,956)	(58,316)	(108,272)
Loss from discontinued operations	—	(37,841)	(37,841)
Income tax	—	(9,323)	(9,323)
Net Loss	$(49,956)	$(105,480)	$(155,436)

NOTE 13 — INCOME TAXES

The Company’s deferred tax assets consist primarily of net operating loss carryforwards and other temporary differences. Management evaluates the realizability of deferred tax assets each reporting period and concludes that it is more likely than not that such assets will not be realized; accordingly, a valuation allowance is maintained against the full amount of deferred tax assets.

At March 31, 2026, the Company had federal net operating loss carryforwards of approximately $1,426,000, which generated gross deferred tax assets of approximately $299,000 at the 21% U.S. federal rate and $64,000 at the 4.5% Utah state rate, for total gross deferred tax assets of approximately $363,000. A full valuation allowance of approximately $482,435 was recorded, resulting in no net deferred tax asset on the balance sheet.

The Company accounts for uncertain tax positions in accordance with ASC 740. As of March 31, 2026, the Company had no unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions. The Company’s tax returns remain subject to examination by taxing authorities for open tax years.

NOTE 14 — DISCONTINUED OPERATIONS

On October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of March 31, 2026 and December 31, 2025. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

	March 31, 2026	December 31, 2025
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$283,818	$283,818
Accrued liabilities	58,184	58,184
Accrued interest	1,790,509	1,790,509
Accrued payroll and compensation expense	122,864	122,864
Current maturities of long-term debt	239,085	239,085
Short-term advances payable	37,529	2,323,967
Total liabilities from discontinued operations	$2,531,989	$4,818,427

Net income (loss) from discontinued operations for the three months ended March 31, 2026 and 2025, were comprised of the following components:

	Three Months ended March 31,
	2026	2025
Other expense:
Interest expense	$(37,841)	$(37,841)
Gain on write off of time barred debt	2,324,279
Net loss from discontinued operations	$2,286,438	$(37,841)

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

Results of Operations for the Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

Sales and Cost of Sales

During the three months ended March 31, 2026 and 2025, we had net sales of $1,161,353 and $460,816, respectively, an increase of $700,537 or 152%. We had cost of sales of $697,971 and $190,522, respectively, and gross profit of $463,382 and $270,294, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. We had higher revenue in the current period due to increase demand for our vaper products.

Operating Expenses

During the three months ended March 31, 2026 and 2025, employee costs were $130,020 and $128,908 respectively, an increase of only $1,112 or 0.9%.

During the three months ended March 31, 2026 and 2025, selling, general, and administrative expenses (“S,G&A”) were $297,240 and $184,659, respectively, an increase of $112,581 or 61%. The increase in S,G&A expenses period over period was the result of increased promotional activities to support higher sales.

Other Expense

Total other expense during the three months ended March 31, 2026 was $101,859 compared to $64,999 the prior period. In the current period we had $211,806 of interest expense, a gain of $104,436 on derivative valuation and a gain on forgiveness of debt of $5,511. In the prior period we had $202,374 of interest expense, a gain of $132,234 on derivative valuation and a gain on forgiveness of debt of $5,141.

Net Loss

Our net loss from continuing operations for the three months ended March 31, 2026, was $65,737 compared to $108,272 for the three months ended March 31, 2025, a decrease to our net loss from continuing operations of $42,535. Our net loss decreased in the current period due to the reasons discussed above.

For the three months ended March 31, 2026, we recognized a gain from discontinued operations of $2,286,438 due to the extinguishment of time barred debt $2,324,279 and $37,841 of interest expense.

For the three months ended March 31, 2025, we recognized a loss from discontinued operations of $37,841 due to interest expense.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was approximately $60.1 million at March 31, 2026. As of March 31, 2026, we had current assets of $2.3 million and current liabilities of approximately $22.5 million, resulting in a working capital deficit of approximately $20.2 million at March 31, 2026.

Operating Activities

During the three months ended March 31, 2026, operations used $59,108 of net cash, comprised of net income of $2,220,701, noncash items totaling $82,511 consisting primarily of a gain recognized from the changes in fair values of derivative liabilities and debt discount amortization, and changes in working capital totaling $89,140. During the three months ended March 31, 2025, operations used $468,328 of net cash, comprised of a loss of $155,436, noncash items totaling $73,351 consisting primarily of a gain recognized from the changes in fair values of derivative liabilities and debt discount amortization, and changes in working capital totaling $239,541.

Financing Activities

During the three months ended March 31, 2026, financing activities provided $60,855 of cash, compared to $469,538 of cash provided during the three months ended March 31, 2025. Cash provided in financing consisted mostly of related party loans.

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

Convertible Debentures and Note Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, with a maturity date of April 30, 2027, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of $2 million as of March 31, 2026. We also have four additional convertible debentures with Tekfine with maturity dates ranging from December 8, 2022, until December 30, 2022, totaling $275,000, unless earlier converted. The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

As of March 31, 2026 and December 31, 2025, there is $21,882 and $21,882 of short-term advances due to related parties , respectively. The advances are due on demand and included in current liabilities. No demand for payment has been made.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

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

CIRTRAN CORPORATION

Dated: May 20, 2026	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

