Form 10-Q
period 2026-06-30
CIRTRAN CORP
filed 2026-08-18
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2026, there were 4,945,417 shares of common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$158,137	$9,589
Inventory	1,032,170	1,136,546
Deposits on inventory	208,210	281,288
Deposits on inventory - related party	62	—
Accounts receivable, net	480,118	365,661
Other current assets	473,363	468,340
Total current assets	2,352,060	2,261,424
Investment in securities at cost	248,000	248,000
Property and equipment, net of accumulated depreciation	3,465	4,607
Total assets	$2,603,525	$2,514,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$127,370	$149,448
Liabilities for product returns and credits	51,551	90,810
Short-term advances payable	157,398	162,866
Short-term advances payable - related parties	1,424,661	1,400,699
Accrued liabilities	2,640,845	2,758,884
Accrued payroll and compensation expense	5,784,805	5,674,164
Accrued interest, current portion	7,048,884	6,739,423
Convertible debenture, current portion, net of discounts	264,284	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	151,833	151,833
Derivative liabilities	2,330,519	2,393,544
Liabilities from discontinued operations	2,544,396	4,818,427
Total current liabilities:	22,616,546	24,694,382

Note payable, net of current portion	643,000	643,000
Convertible debenture, net of current portion, net of discount	2,338,397	2,283,844
Total liabilities	25,597,943	27,621,226

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 shares issued and outstanding	4,945	4,945
Additional paid-in capital	37,233,561	37,233,561
Accumulated deficit	(60,232,924)	(62,345,701)
Total stockholders’ deficit	(22,994,418)	(25,107,195)

Total liabilities and stockholders’ deficit	$2,603,525	$2,514,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,171,666	$168,435	$2,333,019	$629,251
Cost of sales	552,642	83,493	1,250,613	274,015
Gross profit	619,024	84,942	1,082,406	355,236

Operating expenses
Employee costs	128,567	122,546	258,587	251,454
Selling, general and administrative expenses	329,829	155,654	627,069	340,313
Total operating expenses	458,396	278,200	885,656	591,767

Income (loss) from operations	160,628	(193,258)	196,750	(236,531)

Other income (expense)
Interest expense	(214,734)	(203,387)	(426,540)	(405,761)
Gain on forgiveness of debt	—	—	5,511	5,141
Gain (loss) on derivative valuation	(41,411)	(127,850)	63,025	4,384
Other income	—	6	—	6
Total other expense	(256,145)	(331,231)	(358,004)	(396,230)

Net loss from continuing operations	(95,517)	(524,489)	(161,254)	(632,761)

Income (loss) from discontinued operations	(12,407)	(38,261)	2,274,031	(76,102)

Net income (loss) before income tax	(107,924)	(562,750)	2,112,777	(708,863)
Income tax	—	—	—	(9,323)
Net income (loss)	$(107,924)	$(562,750)	$2,112,777	$(718,186)

Net loss from continuing operations per common share, basic and diluted	$(0.02)	$(0.11)	$(0.03)	$(0.13)

Net income (loss) from discontinued operations per common share, basic and diluted	$(0.00)	$(0.01)	$0.46	$(0.02)

Net income (loss)per common share, basic and diluted	$(0.02)	$(0.12)	$0.43	$(0.14)
Basic and diluted weighted average common shares outstanding	4,945,417	4,945,417	4,945,417	4,945,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2025	4,945,417	$4,945	$37,233,561	$(62,345,701)	$(25,107,195)
Net income	—	—	—	2,220,701	2,220,701
Balance, March 31, 2026	4,945,417	4,945	37,233,561	(60,125,000)	(22,886,494)
Net loss	—	—	—	(107,924)	(107,924)
Balance, June 30, 2026	4,945,417	$4,945	$37,233,561	$(60,232,924)	$(22,994,418)

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2024	4,945,417	$4,945	$37,233,561	$(61,644,067)	$(24,405,561)
Net loss	—	—	—	(155,436)	(155,436)
Balance, March 31, 2025	4,945,417	4,945	37,233,561	(61,799,503)	(24,560,997)
Net loss	—	—	—	(562,750)	(562,750)
Balance, June 30, 2025	4,945,417	$4,945	$37,233,561	$(62,362,253)	$(25,123,747)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$2,112,777	$(718,186)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
(Income) loss from discontinued operations	(2,274,031)	76,102
Depreciation expense	1,142	987
Gain on derivative valuation	(63,025)	(4,384)
Debt discount amortization	54,551	51,965
Gain on forgiveness of debt	(5,511)	(5,141)
Changes in operating assets and liabilities:
Inventory	104,376	(99,242)
Deposits on inventory	73,078	3,264
Deposits on inventory - related party	(62)	637
Accounts receivable	(114,457)	8,933
Other current assets	(5,023)	(19,751)
Accounts payable	(16,567)	9,623
Liabilities for product returns and credits	(39,259)	15,330
Accrued liabilities	(118,037)	(396,662)
Accrued payroll and compensation	110,641	144,482
Accrued interest	309,461	304,955
Short-term advances payable	(5,468)	—
Net cash provided (used) by operating activities	124,586	(627,088)

Cash flows from financing activities:
Bank overdraft	—	(30,384)
Proceeds from related-party loans	23,962	661,807
Net cash provided by financing activities	23,962	631,423

Net change in cash	148,548	4,335
Cash, beginning of period	9,589	—
Cash, end of period	$158,137	$4,335

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2025. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of June 30, 2026, and the results of our operations and cash flows for the six months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2026.

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

As of June 30, 2026 and December 31, 2025, one customer represented 97.7% and 97.4%, respectively, of the Company’s total accounts receivable, resulting in a significant concentration of credit risk.

Operating Segments

Operating segments are components of an entity for which discrete financial information is available and regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”) in assessing segment performance, allocating resources and making operating decisions. The Company’s CODM is its Chief Executive Officer. The CODM evaluates the Company’s operating segments using financial information that includes revenues, operating expenses and operating results. The Company has identified two reportable operating segments as of June 30, 2026 and December 31, 2025. See Note 12 for additional information regarding the Company’s reportable segments.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

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

During the six months ended June 30, 2026 and 2025, we recognized revenue of $39,623 and $38,775, respectively, related to the performance obligations under product development service agreements with customers. We recognize $5,000 per month for administrative services and a 5% markup per agreement.

Additionally, we recognized revenues of $2,293,396 and $590,496 during the six months ended June 30, 2026 and 2025, respectively, related to the delivery of products to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfilment of our performance obligations therein, typically limited to the delivery of product. Payment terms depend on customer agreement and length of relationship. It varies between cash in advance to 30-60 days term.

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

As of June 30, 2026 and December 31, 2025, the Company has recorded an allowance for doubtful accounts of $0 and $65,704, respectively.

Investment in Securities

Our cost-method investment consists of an investment in a private digital multi-media technology company that totaled $248,000 and $248,000 at June 30, 2026 and December 31, 2025, respectively. Because we owned less than 20% of that company’s stock as of each date, and no significant influence or control exists, the investment is accounted for using the cost method. Pursuant to ASC 321, the Company also searched for observable transactions in the investee’s stock and found none. We evaluated the investment for impairment and determined that the investment was not impaired as of June 30, 2026.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and total $208,210 (non-related-party) and $62 (related-party) as of June 30, 2026 and $281,288 (non-related-party) and $0 (related-party) as of December 31, 2025.

For most of the tobacco related products, the Company pays in advance for Federal Excise Taxes and State Excise Taxes prior to receiving product. The Company accrues those taxes on its balance sheet and expenses them on a per-unit basis as sold.

Inventory balances consisted of the following:

	June 30, 2026	December 31, 2025
Finished goods	$1,003,479	$1,117,975
Raw materials	28,691	18,571
Total	$1,032,170	$1,136,546

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

	Total Fair Value at June 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,330,519	$—	$—	$2,330,519

	Total Fair Value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,393,544	$—	$—	$2,393,544

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by giving effect to all potentially dilutive common shares outstanding during the period, including shares issuable upon the conversion of convertible debt and the exercise of stock options and warrants, using the applicable methods prescribed by ASC 260, Earnings Per Share.

Potential common shares are excluded from the computation of diluted earnings (loss) per share when their effect would be antidilutive. Accordingly, for periods in which the Company reports a net loss, potentially dilutive securities are excluded from diluted loss per share because their inclusion would reduce the reported loss per share.

There were approximately 230,465,258 and 479,283,300 potentially issuable shares from the conversions of convertible debentures outstanding as of June 30, 2026 and 2025, respectively. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future. For the six months ended June 30, 2025, the Company incurred net losses; therefore, basic and diluted loss per share are the same because the effect of all potentially dilutive securities was antidilutive. For the six months ended June 30, 2026, the Company reported net income and evaluated its outstanding potentially dilutive securities in determining diluted earnings per share. Securities whose inclusion would have been antidilutive were excluded from the calculation of diluted earnings per share.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of June 30, 2026 and December 31, 2025, no liability for unrecognized tax benefits was required to be reported.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company had cash of $158,137, a working capital deficit of approximately $20.3 million, and an accumulated deficit of approximately $60.2 million. In addition, the Company incurred a loss from continuing operations of approximately $161,000 for the six months ended June 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s plans to address these conditions include continuing to increase revenues, reduce operating costs, obtain additional advances from related parties, and seek additional financing through debt or equity transactions as needed to support ongoing operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows from operations and obtain additional financing when required. There can be no assurance that the Company will be successful in these efforts or that additional financing will be available on acceptable terms, if at all.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 — PROPERTY AND EQUIPMENT

We incur certain costs associated with the design and development of molds and dies for our contract-manufacturing operations. These costs are held as deposits on the balance sheet until the molds or dies are finished and ready for use. At that point, the costs are included as part of production equipment in property and equipment and are amortized over their useful lives. We hold title to all molds and dies used in the manufacture of products.

Property and equipment and estimated service lives consist of the following:

	June 30, 2026	December 31, 2025	Useful Life (years)
Furniture and office equipment	$12,212	$12,212	5-10
Total	12,212	12,212
Less: accumulated depreciation	(8,747)	(7,605)
Property and equipment, net	$3,465	$4,607

We recorded $1,142 and $987 of depreciation expense during the six months ended June 30, 2026 and 2025.

NOTE 5 — RELATED PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At June 30, 2026 and December 31, 2025, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of June 30, 2026 and December 31, 2025, was $72,466 and $72,466, respectively. No demand for payment has been made.

There were $1,424,661 and $1,400,699 short-term advances due to related parties as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

Total inventory purchases from the related parties were $0 and $251,394 during the six months ended June 30, 2026 and 2025, respectively. All transactions were at a 2% markup over the related party’s cost paid for inventory in arm’s-length transactions.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025

Tax liabilities	$32,581	$31,769
Accrued Royalty - Globrands LLC	964,481	928,247
Other	1,643,783	1,798,868
Total	$2,640,845	$2,758,884

Other accrued liabilities as of June 30, 2026 and December 31, 2025, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $1,613,768 and $1,774,016, respectively.

Accrued payroll and compensation liabilities consist of the following:

	June 30, 2026	December 31, 2025

Director fees	$135,000	$135,000
Bonus expenses	126,858	121,858
Commissions	2,148	2,148
Consulting	315,442	371,822
Administrative payroll	5,205,357	5,043,336
Total	$5,784,805	$5,674,164

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

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $172,500 and $345,000 was accrued during the periods ended June 30, 2026 and December 31, 2025, respectively.

License Agreements

We have entered into agreements requiring us to pay certain royalties for the manufacture and distribution of licensed products. Fees are based on a percentage of sales and remitted quarterly and are included in cost of sales for financial reporting purposes.

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2026	December 31, 2025

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt	500,000	500,000
Small Business Administration loan	143,000	143,000
Total	$733,000	$733,000

There is $469,366 and $447,334 of accrued interest due on these notes as of June 30, 2026 and December 31, 2025, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	June 30, 2026	December 31, 2025

Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(62,847)	(117,400)
Total	$2,602,681	$2,548,128
Less: current portion	(264,284)	(264,284)
Long-term portion	$2,338,397	$2,283,844

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

On November 26, 2025, the Company and the lender entered into a Forbearance and Standstill Agreement, extending the maturity dates on all debentures to April 30, 2027.

As of June 30, 2026 and December 31, 2025, we had accrued interest on the convertible debentures totaling $2,243,282 and $2,179,837, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of June 30, 2026 and December 31, 2025, using the following assumptions:

	June 30, 2026	December 31, 2025
Volatility	114.1%	108.7% - 117.2%
Risk-free rates	3.96%	3.53% - 3.59%
Stock price	0.0212	$0.043
Remaining life	0.83 years	0.25- 1.33 years

A summary of the activity of the derivative liability for these notes is as follows:

Balance at December 31, 2024	$2,458,435
Derivative gain due to mark to market adjustment	(64,891)
Balance at December 31, 2025	2,393,544
Derivative gain due to mark to market adjustment	(63,025)
Balance at June 30, 2026	$2,330,519

The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $63,025 and $4,384 during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the fair market value of the derivatives aggregated $2,330,519 and $2,393,544, respectively.

NOTE 11 — STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

As of June 30, 2026 and 2025, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

	Number of Options	Weighted Average Exercise Price	Average Remaining Life
Outstanding, December 31, 2024	32,000	$0.01	1.02
Issued	—	$—	—
Cancelled	(8,000)	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2025	24,000	$0.01	1.02
Issued	—	$—	—
Cancelled	(8,000)	$—	—
Exercised	—	$—	—
Exercisable, June 30, 2026	16,000	$0.01	0.77

NOTE 12 — SEGMENTS

The Company has two reportable segments: Tobacco Products and All Other Product Lines. The Company’s Chief Executive Officer serves as its chief operating decision maker (“CODM”). The CODM reviews revenues, operating expenses and income (loss) from operations for each reportable segment to assess segment performance and make decisions regarding the allocation of resources. The accounting policies of the reportable segments are the same as those described in Note 2 — Summary of Significant Accounting Policies.

The following table details revenue and operating expenses, for the Company’s reportable segments for the six months ended June 30, 2026.

	Tobacco Products	All other Products	Total
Revenue:
Net sales	$2,260,097	$72,922	$2,333,019
Cost of sales	1,232,890	17,723	1,250,613
Gross profit	1,027,207	55,199	1,082,406

Operating expenses:
Employee costs	250,829	7,758	258,587
Selling, general and administrative expenses	608,257	18,812	627,069
Total operating expenses	859,086	26,570	885,656

Income from operations	168,121	28,629	196,750

Other income (expense):
Interest expense	—	(426,540)	(426,540)
Gain on forgiveness of debt	—	5,511	5,511
Gain on derivative valuation	—	63,025	63,025
Total other expense	—	(358,004)	(358,004)
Net income (loss) from continuing operations	168,121	(329,375)	(161,254)
Income from discontinued operations	—	2,274,031	2,274,031
Net Income before income tax	168,121	1,944,656	2,112,777
Income tax	—	—	—
Net Income	$168,121	$1,944,656	$2,112,777

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the six months ended June 30, 2025.

	Tobacco Products	All other Products	Total
Revenue:
Net sales	$559,437	$69,814	$629,251
Cost of sales	247,124	26,891	274,015
Gross profit	312,313	42,923	355,236

Operating expenses:
Employee costs	236,367	15,087	251,454
Selling, general and administrative expenses	320,454	19,859	340,313
Total operating expenses	556,821	34,946	591,767

Loss from operations	(244,508)	7,977	(236,531)

Other income (expense):
Interest expense	—	(405,761)	(405,761)
Gain on forgiveness of debt	—	5,141	5,141
Gain on derivative valuation	—	4,384	4,384
Other income	—	6	6
Total other expense	—	(396,230)	(396,230)
Net loss from continuing operations	(244,508)	(388,253)	(632,761)
Loss from discontinued operations	—	(76,102)	(76,102)
Income tax	—	(9,323)	(9,323)
Net Loss	$(244,508)	$(473,678)	$(718,186)

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

At June 30, 2026, the Company had federal net operating loss carryforwards of approximately $1,534,000, which generated gross deferred tax assets of approximately $322,000 at the 21% U.S. federal rate and $69,000 at the 4.5% Utah state rate, for total gross deferred tax assets of approximately $391,000. A full valuation allowance of approximately $391,000 was recorded, resulting in no net deferred tax asset on the balance sheet.

The Company accounts for uncertain tax positions in accordance with ASC 740. As of June 30, 2026, the Company had no unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions. The Company’s tax returns remain subject to examination by taxing authorities for open tax years.

NOTE 14 — DISCONTINUED OPERATIONS

On October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of June 30, 2026 and December 31, 2025. Additionally, the revenues and costs associated with this business are displayed as income (loss) from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

	June 30, 2026	December 31, 2025
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$283,818	$283,818
Accrued liabilities	58,184	58,184
Accrued interest	1,802,916	1,790,509
Accrued payroll and compensation expense	122,864	122,864
Current maturities of long-term debt	239,085	239,085
Short-term advances payable	37,529	2,323,967
Total liabilities from discontinued operations	$2,544,396	$4,818,427

Net income (loss) from discontinued operations for the six months ended June 30, 2026 and 2025, were comprised of the following components:

	Six Months ended June 30,
	2026	2025
Other expense:
Interest expense	$(50,248)	$(76,102)
Gain on write off of time barred debt	2,324,279
Net income (loss) from discontinued operations	$2,274,031	$(76,102)

NOTE 15 — SUBSEQUENT EVENTS

Management evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the date the unaudited condensed consolidated financial statements were issued and determined that there were no material subsequent events requiring recognition or disclosure.

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

Results of Operations for the Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025

Sales and Cost of Sales

During the three months ended June 30, 2026 and 2025, we had net sales of $1,171,666 and $168,435, respectively, an increase of $1,003,231 or 595.6%. We had cost of sales of $552,642 and $83,493, respectively, and gross profit of $619,024 and $84,942, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. We had higher revenue in the current period due to increased demand for our vapor products.

Operating Expenses

During the three months ended June 30, 2026 and 2025, employee costs were $128,567 and $122,546, respectively, an increase of only $6,021 or 4.9%.

During the three months ended June 30, 2026 and 2025, selling, general, and administrative expenses (“SG&A”) were $329,829 and $155,654, respectively, an increase of $174,175 or 111.9%. The increase in SG&A expenses was the result of increased promotional activities to support higher sales.

Other Expense

Total other expense during the three months ended June 30, 2026 was $256,145 compared to $331,231 in the prior period. In the current period we had $214,734 of interest expense and a loss of $41,411 on derivative valuation. In the prior period we had $203,387 of interest expense, a loss of $127,850 on derivative valuation and other income of $6.

Net Loss

Our net loss from continuing operations for the three months ended June 30, 2026, was $95,517 compared to $524,489 for the three months ended June 30, 2025, a decrease in our net loss from continuing operations of $428,972 or 81.8%. Our net loss decreased in the current period because of our income from operations of $160,628 in the current period compared to a loss from operations of $193,258 in the prior period.

For the three months ended June 30, 2026 and 2025, we recognized a loss from discontinued operations of $12,407 and $38,261, respectively, of interest expense.

Results of Operations for the Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025

Sales and Cost of Sales

During the six months ended June 30, 2026 and 2025, we had net sales of $2,333,019 and $629,251, respectively, an increase of $1,703,768 or 270.8%. We had cost of sales of $1,250,613 and $274,015, respectively, and gross profit of $1,082,406 and $355,236, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. We had higher revenue in the current period due to increased demand for our vapor products.

Operating Expenses

During the six months ended June 30, 2026 and 2025, employee costs were $258,587 and $251,454 respectively, an increase of only $7,133 or 2.8%.

During the six months ended June 30, 2026 and 2025, selling, general, and administrative expenses (“SG&A”) were $627,069 and $340,313, respectively, an increase of $286,756 or 84.3%. The increase in SG&A expenses period over period was the result of increased promotional activities to support higher sales.

Other Expense

Total other expense during the six months ended June 30, 2026 was $358,004 compared to $396,230 in the prior period. In the current period we had $426,540 of interest expense, a gain of $63,025 on derivative valuation and a gain on forgiveness of debt of $5,511. In the prior period we had $405,761 of interest expense, a gain of $4,384 on derivative valuation and a gain on forgiveness of debt of $5,141.

Net Loss

Our net loss from continuing operations for the six months ended June 30, 2026, was $161,254 compared to $632,761 for the six months ended June 30, 2025, a decrease in our net loss from continuing operations of $471,507. Our net loss decreased in the current period as a result of our income from operations of $196,750 compared to a loss from operations of $236,531 in the prior period.

For the six months ended June 30, 2026, we recognized a gain from discontinued operations of $2,274,031 due to the extinguishment of time barred debt $2,324,279 partially offset by $50,248 of interest expense.

For the six months ended June 30, 2025, we recognized a loss from discontinued operations of $76,102 due to interest expense.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was approximately $60.2 million at June 30, 2026. As of June 30, 2026, we had current assets of $2.4 million and current liabilities of approximately $22.6 million, resulting in a working capital deficit of approximately $20.2 million at June 30, 2026.

Operating Activities

During the six months ended June 30, 2026, net cash provided by operating activities was $124,586, compared with net cash used in operating activities of $627,088 during the six months ended June 30, 2025. The improvement was primarily attributable to improved operating results and changes in working capital.

Financing Activities

During the six months ended June 30, 2026, financing activities provided $23,962 of cash, compared to $631,423 of cash provided during the six months ended June 30, 2025. Cash provided in financing consisted mostly of related party loans.

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

Convertible Debentures and Note Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of approximately $2.2 million as of June 30, 2026. We also have four additional convertible debentures with Tekfine. On November 26, 2025, the Company and the lender entered into a Forbearance and Standstill Agreement, extending the maturity dates on all debentures to April 30, 2027.

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

As of June 30, 2026 and December 31, 2025, there is $1,424,661 and $1,400,699 of short-term advances due to related parties, respectively. The advances are due on demand and included in current liabilities. No demand for payment has been made.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company had cash of approximately $158,000, a working capital deficit of approximately $20.3 million, and an accumulated deficit of approximately $60.2 million. In addition, the Company incurred a loss from continuing operations of approximately $161,000 for the six months ended June 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s plans to address these conditions include continuing to increase revenues, reduce operating costs, obtain additional advances from related parties, and seek additional financing through debt or equity transactions as needed to support ongoing operations. The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows from operations and obtain additional financing when required. There can be no assurance that the Company will be successful in these efforts or that additional financing will be available on acceptable terms, if at all.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2026, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CIRTRAN CORPORATION

Dated: August 18, 2026	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

