Form 10-Q
period 2026-09-30
CIRTRAN CORP
filed 2026-11-13
CIK 813716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2026, there were 4,945,417 shares of common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$130,701	$9,589
Inventory	1,354,540	1,136,546
Deposits on inventory	49,492	281,288
Accounts receivable, net	395,449	365,661
Other current assets	469,948	468,340
Total current assets	2,400,130	2,261,424
Investment in securities at cost	248,000	248,000
Property and equipment, net of accumulated depreciation	2,969	4,607
Total assets	$2,651,099	$2,514,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$190,533	$149,448
Liabilities for product returns and credits	82,794	90,810
Short-term advances payable	157,380	162,866
Short-term advances payable - related parties	1,763,253	1,400,699
Accrued liabilities	2,349,451	2,758,884
Accrued payroll and compensation expense	5,855,130	5,674,164
Accrued interest, current portion	7,121,430	6,739,423
Convertible debenture, current portion, net of discounts	2,630,917	264,284
Note payable, current portion	90,000	90,000
Note payable to stockholders	151,833	151,833
Derivative liabilities	2,338,018	2,393,544
Liabilities from discontinued operations	2,556,940	4,818,427
Total current liabilities:	25,287,679	24,694,382

Note payable, net of current portion	643,000	643,000
Convertible debenture, net of current portion, net of discount	—	2,283,844
Total liabilities	25,930,679	27,621,226

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 4,945,417 shares issued and outstanding	4,945	4,945
Additional paid-in capital	37,233,561	37,233,561
Accumulated deficit	(60,518,086)	(62,345,701)
Total stockholders’ deficit	(23,279,580)	(25,107,195)

Total liabilities and stockholders’ deficit	$2,651,099	$2,514,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$663,511	$448,492	$2,996,530	$1,077,743
Cost of sales	433,315	270,666	1,683,928	544,681
Gross profit	230,196	177,826	1,312,602	533,062

Operating expenses
Employee costs	121,140	142,869	379,727	394,323
Selling, general and administrative expenses	156,019	201,461	783,088	541,774
Total operating expenses	277,159	344,330	1,162,815	936,097

Income (loss) from operations	(46,963)	(166,504)	149,787	(403,035)

Other income (expense)
Interest expense	(218,156)	(206,458)	(644,696)	(612,219)
Gain on forgiveness of debt	—	5,690	5,511	10,831
Gain (loss) on derivative valuation	(7,499)	(38,936)	55,526	(34,552)
Loss on disposal of asset	—	—	—	(9,323)
Other income	—	—	—	6
Total other expense	(225,655)	(239,704)	(583,659)	(645,257)

Net loss from continuing operations	(272,618)	(406,208)	(433,872)	(1,048,292)

Income (loss) from discontinued operations	(12,544)	(38,682)	2,261,487	(114,784)

Net income (loss) before income tax	(285,162)	(444,890)	1,827,615	(1,163,076)
Income tax refund	—	25,012	—	25,012
Net income (loss)	$(285,162)	$(419,878)	$1,827,615	$(1,138,064)

Net loss from continuing operations per common share, basic and diluted	$(0.06)	$(0.08)	$(0.09)	$(0.21)
Net income (loss) from discontinued operations per common share, basic and diluted	$(0.00)	$(0.01)	$0.46	$(0.02)
Net income (loss) per common share, basic and diluted	$(0.06)	$(0.08)	$0.37	$(0.23)
Basic and diluted weighted average common shares outstanding	4,945,417	4,945,417	4,945,417	4,945,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2025	4,945,417	$4,945	$37,233,561	$(62,345,701)	$(25,107,195)
Net income	—	—	—	2,220,701	2,220,701
Balance, March 31, 2026	4,945,417	4,945	37,233,561	(60,125,000)	(22,886,494)
Net loss	—	—	—	(107,924)	(107,924)
Balance, June 30, 2026	4,945,417	4,945	37,233,561	(60,232,924)	(22,994,418)
Net loss	—	—	—	(285,162)	(285,162)
Balance, September 30, 2026	4,945,417	$4,945	$37,233,561	$(60,518,086)	$(23,279,580)

	Common Stock		Additional Paid-in	Accumulated	Total stockholders’
	Shares	Amount	Capital	Deficit	deficit
Balance, December 31, 2024	4,945,417	$4,945	$37,233,561	$(61,644,067)	$(24,405,561)
Net loss	—	—	—	(155,436)	(155,436)
Balance, March 31, 2025	4,945,417	4,945	37,233,561	(61,799,503)	(24,560,997)
Net loss	—	—	—	(562,750)	(562,750)
Balance, June 30, 2025	4,945,417	4,945	37,233,561	(62,362,253)	(25,123,747)
Net loss	—	—	—	(419,878)	(419,878)
Balance, September 30, 2025	4,945,417	$4,945	$37,233,561	$(62,782,131)	$(25,543,625)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$1,827,615	$(1,138,064)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
(Income) loss from discontinued operations	(2,261,487)	114,784
Depreciation expense	1,638	1,313
(Gain) loss on derivative valuation	(55,526)	34,552
Debt discount amortization	82,787	78,862
Gain on forgiveness of debt	(5,511)	(10,831)
Changes in operating assets and liabilities:
Inventory	(217,994)	23,499
Deposits on inventory	231,796	(310,558)
Deposits on inventory - related party	24,562	637
Accounts receivable	(29,788)	(29,563)
Other current assets	(1,608)	(50,765)
Accounts payable	46,596	(244,085)
Liabilities for product returns and credits	(8,016)	34,511
Accrued liabilities	(409,432)	(180,138)
Accrued payroll and compensation	180,966	220,940
Accrued interest	382,007	423,116
Short-term advances payable	(5,486)	—
Net cash used in operating activities	(216,881)	(1,031,790)

Cash flows from financing activities:
Bank overdraft	—	(30,384)
Proceeds from related-party loans	337,993	1,081,448
Net cash provided by financing activities	337,993	1,051,064

Net change in cash	121,112	19,274
Cash, beginning of period	9,589	—
Cash, end of period	$130,701	$19,274

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRTRAN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Business continued to thrive in the States, expanding and reaching new markets. Despite challenges, the Company adapted and flourished, driven by great brand and product categories. This growth was originally boosted by the domestic economy but also established a national presence, solidifying the foundation for future success.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2025. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of September 30, 2026, and the results of our operations and cash flows for the nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2026.

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

As of September 30, 2026 and December 31, 2025, one customer represented 92.8% and 97.4%, respectively, of the Company’s total accounts receivable, resulting in a significant concentration of credit risk.

Operating Segments

Operating segments are components of an entity for which discrete financial information is available and regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”) in assessing segment performance, allocating resources and making operating decisions. The Company’s CODM is its Chief Executive Officer. The CODM evaluates the Company’s operating segments using financial information that includes revenues, operating expenses and operating results. The Company has identified two reportable operating segments as of September 30, 2026 and December 31, 2025. See Note 12 for additional information regarding the Company’s reportable segments.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2026 and December 31, 2025.

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

During the nine months ended September 30, 2026 and 2025, we recognized revenue of $61,278 and $57,976, respectively, related to the performance obligations under product development service agreements with customers. We recognize $5,000 per month for administrative services and a 5% markup per agreement.

Additionally, we recognized revenues of $2,935,252 and $1,019,767 during the nine months ended September 30, 2026 and 2025, respectively, related to the delivery of products to our customers. Each delivery is based on the unique contract with the customer, which is a stand-alone contract that we retain the right to accept or reject. Upon acceptance, we oblige delivery of such product to the customer at an agreed-upon place, time, and price. We recognize revenue under the unique contract upon fulfilment of our performance obligations therein, typically limited to the delivery of product. Payment terms depend on customer agreement and length of relationship. It varies between cash in advance to 30-60 days term.

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

As of September 30, 2026 and December 31, 2025, the Company has recorded an allowance for doubtful accounts of $663 and $65,704, respectively.

Investment in Securities

The Company’s investment consists of an equity interest in a privately held digital multimedia technology company, with a carrying value of $248,000 at September 30, 2026 and December 31, 2025. The Company owns less than 20% of the investee’s outstanding equity securities and does not exercise significant influence or control over its operating or financial policies. Accordingly, the investment is accounted for under ASC 321, Investments—Equity Securities, rather than the equity method of accounting.

Because the investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value using net asset value, the Company has elected the measurement alternative permitted under ASC 321-10-35-2. Under this alternative, the investment is measured at cost, less any impairment, plus or minus changes resulting from observable prices in orderly transactions for identical or similar investments of the same issuer.

The Company evaluates the investment for impairment at each reporting date based on qualitative factors, including the investee’s financial condition, operating performance, business prospects, and other relevant economic and market conditions. If the qualitative assessment indicates that the investment is impaired, the Company measures the investment at fair value and recognizes any difference between its carrying amount and fair value in earnings.

During the nine months ended September 30, 2026, the Company determined that no impairment indicators existed. Accordingly, no adjustments to the carrying value of the investment were recognized during the period, and the investment remained recorded at $248,000 as of September 30, 2026.

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

From time to time, we will place deposits on inventory to be delivered in the future. These deposits are carried as a separate balance sheet component and total $49,492 (non-related-party) and $(24,562) (related-party) as of September 30, 2026 and $281,288 (non-related-party) and $0 (related-party) as of December 31, 2025.

For most of the tobacco related products, the Company pays in advance for Federal Excise Taxes and State Excise Taxes prior to receiving product. The Company accrues those taxes on its balance sheet and expenses them on a per-unit basis as sold.

Inventory balances consisted of the following:

	September 30, 2026	December 31, 2025
Finished goods	$1,257,945	$1,117,975
Raw materials	96,595	18,571
Total	$1,354,540	$1,136,546

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

	Total Fair Value at September 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,338,018	$—	$—	$2,338,018

	Total Fair Value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$2,393,544	$—	$—	$2,393,544

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

There were approximately 199,236,250 and 321,000,000 potentially issuable shares from the conversions of convertible debentures outstanding as of September 30, 2026 and 2025, respectively. We do not currently have adequate authorized but unissued shares to satisfy our obligations should all instruments eligible to convert to common stock be exercised. We are not currently contemplating an increase in our authorized shares but may do so in the future. For the nine months ended September 30, 2025, the Company incurred net losses; therefore, basic and diluted loss per share are the same because the effect of all potentially dilutive securities was antidilutive. For the nine months ended September 30, 2026, the Company reported net income and evaluated its outstanding potentially dilutive securities in determining diluted earnings per share. Securities whose inclusion would have been antidilutive were excluded from the calculation of diluted earnings per share.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. As of September 30, 2026 and December 31, 2025, no liability for unrecognized tax benefits was required to be reported.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public business entities to disclose additional information about certain expense categories included in the income statement, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. The amendments also require disclosure of certain selling expenses and a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statement disclosures. The adoption of this ASU is not expected to affect the Company’s financial position, results of operations, or cash flows, as the amendments relate solely to additional disclosures.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2026, the Company had cash of $130,701, a working capital deficit of approximately $22.9 million, and an accumulated deficit of approximately $60.5 million. In addition, the Company incurred a loss from continuing operations of approximately $434,000 for the nine months ended September 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

Property and equipment and estimated service lives consist of the following:

	September 30, 2026	December 31, 2025	Useful Life (years)
Furniture and office equipment	$12,212	$12,212	5-10
Total	12,212	12,212
Less: accumulated depreciation	(9,243)	(7,605)
Property and equipment, net	$2,969	$4,607

We recorded $1,638 and $1,313 of depreciation expense during the nine months ended September 30, 2026 and 2025.

NOTE 5 — RELATED PARTY TRANSACTIONS

In 2007, we issued a 10% promissory note to a family member of our president in exchange for $300,000. The note was due on demand after May 2008. There were no repayments made during the periods presented. At September 30, 2026 and December 31, 2025, the principal amount owing on the note was $151,833 and $151,833, respectively. No demand for payment has been made.

On March 31, 2008, we issued to this same family member, along with two other company shareholders, promissory notes totaling $315,000 ($105,000 each). Under the terms of these three $105,000 notes, we received total proceeds of $300,000 and agreed to repay the amount received plus a 5% borrowing fee. The notes were due April 30, 2008, after which they were due on demand, with interest accruing at 12% per annum. We made no payments towards the outstanding notes during the periods presented. The principal balance owing on the notes as of September 30, 2026 and December 31, 2025, was $72,466 and $72,466, respectively. No demand for payment has been made.

There were $1,738,692 and $1,400,699 short-term advances due to related parties as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, we owed our president a total of $433,379 and $433,379, respectively, in unsecured advances. The advances and short-term bridge loans were approved by our board of directors under a 5% borrowing fee. The borrowing fees were waived by our president on these loans. These amounts are included in our liabilities from discontinued operations.

Total inventory purchases from the related parties were $0 and $669,044 during the nine months ended September 30, 2026 and 2025, respectively. All transactions were at a 2% markup over the related party’s cost paid for inventory in arm’s-length transactions.

NOTE 6 — OTHER ACCRUED LIABILITIES

Accrued tax liabilities consist of delinquent payroll taxes, interest, and penalties owed by us to the Internal Revenue Service (“IRS”) and other tax entities.

Accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025

Tax liabilities	$31,820	$31,769
Accrued Royalty - Globrands LLC	647,961	928,247
Other	1,669,670	1,798,868
Total	$2,349,451	$2,758,884

Other accrued liabilities as of September 30, 2026 and December 31, 2025, include a non-interest-bearing payable totaling $45,000 and $45,000, respectively, that is due on demand and customer deposits totaling $1,621,268 and $1,774,016, respectively.

Accrued payroll and compensation liabilities consist of the following:

	September 30, 2026	December 31, 2025

Director fees	$140,000	$135,000
Bonus expenses	129,358	121,858
Commissions	2,148	2,148
Consulting	299,189	371,822
Administrative payroll	5,284,435	5,043,336
Total	$5,855,130	$5,674,164

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

Employment Agreements

We engage Iehab Hawatmeh, our president and chief executive officer, through an employment agreement entered in August 2009 and amended in September 2017. In July 2017, Mr. Hawatmeh had resigned all positions with us to pursue other business activities, thereby effectively terminating the agreement. However, the amendment to his employment agreement in September 2017 reinstated Mr. Hawatmeh to his previous positions, with a salary in an amount to be determined. Among other things, the reinstated employment agreement: (a) grants options to purchase a minimum of 6,000 shares of our stock each year, with an exercise price equal to the market price of our common stock as of the grant date, for the maximum term allowed under our stock option plan; (b) provides for health insurance coverage, cell phone, car allowance, life insurance, and director and officer liability insurance, as well as any other bonus approved by our board; and (c) includes additional incentive compensation as follows: (i) a quarterly bonus equal to 5% of our earnings before interest, taxes, depreciation, and amortization for the applicable quarter; (ii) bonuses equal to 1% of the net purchase price of any acquisitions we complete that are directly generated and arranged by Mr. Hawatmeh; and (iii) an annual bonus (payable quarterly) equal to 1% of our gross sales of all products, net of returns and allowances. On January 1, 2020, we resumed accruing wages for our chief executive officer. A total of $258,750 and $345,000 was accrued during the periods ended September 30, 2026 and December 31, 2025, respectively.

License Agreements

We have entered into agreements requiring us to pay certain royalties for the manufacture and distribution of licensed products. Fees are based on a percentage of sales and remitted quarterly and are included in cost of sales for financial reporting purposes.

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2026	December 31, 2025

Note payable to former service provider for past due account payable (current)	$90,000	$90,000
Note payable for settlement of debt	500,000	500,000
Small Business Administration loan	143,000	143,000
Total	$733,000	$733,000

There is $480,600 and $447,334 of accrued interest due on these notes as of September 30, 2026 and December 31, 2025, respectively.

NOTE 9 — CONVERTIBLE DEBENTURES

Convertible debentures consisted of the following:

	September 30, 2026	December 31, 2025

Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	$200,000	$200,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	25,000	25,000
Convertible debenture, 5% stated interest rate, secured by all our assets, due on April 30, 2027	2,390,528	2,390,528
Subtotal	$2,665,528	$2,665,528
Less: discounts	(34,611)	(117,400)
Total	$2,630,917	$2,548,128
Less: current portion	(2,630,917)	(264,284)
Long-term portion	$—	$2,283,844

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or the lowest bid price for the 20 trading days prior to conversion.

On November 26, 2025, the Company and the lender entered into a Forbearance and Standstill Agreement, extending the maturity dates on all debentures to April 30, 2027.

As of September 30, 2026 and December 31, 2025, we had accrued interest on the convertible debentures totaling $2,275,531 and $2,179,837, respectively.

NOTE 10 — DERIVATIVE LIABILITIES

As discussed in Note 9—Convertible Debentures, we have entered into five separate agreements to borrow a total of $2,665,528 with the outstanding principal and interest being convertible at the holder’s option into common stock of the company at the lesser of $100 (notes one through four) or $0.10 (note five) or the lowest closing bid price in the prior 20 trading days. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a Monte Carlo simulation as of September 30, 2026 and December 31, 2025, using the following assumptions:

	September 30, 2026	December 31, 2025
Volatility	103.2%	108.7% - 117.2%
Risk-free rates	4.51%	3.53% - 3.59%
Stock price	0.0248	$0.043
Remaining life	0.58 years	0.25- 1.33 years

A summary of the activity of the derivative liability for these notes is as follows:

Balance at December 31, 2024	$2,458,435
Derivative gain due to mark to market adjustment	(64,891)
Balance at December 31, 2025	2,393,544
Derivative gain due to mark to market adjustment	(55,526)
Balance at September 30, 2026	$2,338,018

The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $55,526 and a loss of $34,552 during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the fair market value of the derivatives aggregated $2,338,018 and $2,393,544, respectively.

NOTE 11 — STOCK OPTIONS AND WARRANTS

Stock Incentive Plans

As of September 30, 2026 and 2025, we had no unrecognized compensation related to outstanding options that have not yet vested at year-end that would be recognized in subsequent periods.

	Number of Options	Weighted Average Exercise Price	Average Remaining Life
Outstanding, December 31, 2024	32,000	$0.01	1.02
Issued	—	$—	—
Cancelled	(8,000)	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2025	24,000	$0.01	1.02
Issued	—	$—	—
Cancelled	(8,000)	$—	—
Exercised	—	$—	—
Exercisable, September 30, 2026	16,000	$0.01	0.52

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

The following table details revenue and expenses for the Company’s reportable segments for the nine months ended September 30, 2026.

	Tobacco Products	All other Products	Total
Revenue:
Net sales	$2,958,996	$37,534	$2,996,530
Cost of sales	1,669,478	14,450	1,683,928
Gross profit	1,289,518	23,084	1,312,602

Operating expenses:
Employee costs	368,335	11,392	379,727
Selling, general and administrative expenses	759,595	23,493	783,088
Total operating expenses	1,127,930	34,885	1,162,815

Income (loss) from operations	161,588	(11,801)	149,787

Other income (expense):
Interest expense	—	(644,696)	(644,696)
Gain on forgiveness of debt	—	5,511	5,511
Gain on derivative valuation	—	55,526	55,526
Total other expense	—	(583,659)	(583,659)
Net income (loss) from continuing operations	161,588	(595,460)	(433,872)
Income from discontinued operations	—	2,261,487	2,261,487
Net Income before income tax	161,588	1,666,027	1,827,615
Income tax	—	—	—
Net Income	$161,588	$1,666,027	$1,827,615

The following table details revenue and expenses for the Company’s reportable segments for the nine months ended September 30, 2025.

	Tobacco Products	All other Products	Total
Revenue:
Net sales	$950,160	$127,583	$1,077,743
Cost of sales	453,800	90,881	544,681
Gross profit	496,360	36,702	533,062

Operating expenses:
Employee costs	370,664	23,659	394,323
Selling, general and administrative expenses	509,268	32,506	541,774
Total operating expenses	879,932	56,165	936,097

Loss from operations	(383,572)	(19,463)	(403,035)

Other income (expense):
Interest expense	—	(612,219)	(612,219)
Gain on forgiveness of debt	—	10,831	10,831
Gain (loss) on derivative valuation	—	(34,552)	(34,552)
Loss on disposal of asset	—	(9,323)	(9,323)
Other income	—	6	6
Total other expense	—	(645,257)	(645,257)
Net loss from continuing operations	(383,572)	(664,720)	(1,048,292)
Loss from discontinued operations	—	(114,784)	(114,784)

Net income (loss) before income tax	(383,572)	(779,504)	(1,163,076)
Income tax refund	—	25,012	25,012
Net Loss	$(383,572)	$(754,492)	$(1,138,064)

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

At September 30, 2026, the Company had federal net operating loss carryforwards of approximately $1,594,000, which generated gross deferred tax assets of approximately $335,000 at the 21% U.S. federal rate and $72,000 at the 4.5% Utah state rate, for total gross deferred tax assets of approximately $407,000. A full valuation allowance of approximately $407,000 was recorded, resulting in no net deferred tax asset on the balance sheet.

The Company accounts for uncertain tax positions in accordance with ASC 740. As of September 30, 2026, the Company had no unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions. The Company’s tax returns remain subject to examination by taxing authorities for open tax years.

NOTE 14 — DISCONTINUED OPERATIONS

On October 21, 2016, we exited the beverage licensing and distribution business. The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of September 30, 2026 and December 31, 2025. Additionally, the revenues and costs associated with this business are displayed as income (loss) from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

	September 30, 2026	December 31, 2025
Assets from Discontinued Operations:
Cash	$—	$—
Total assets from discontinued operations	$—	$—

Liabilities from Discontinued Operations:
Accounts payable	$283,818	$283,818
Accrued liabilities	58,184	58,184
Accrued interest	1,815,460	1,790,509
Accrued payroll and compensation expense	122,864	122,864
Current maturities of long-term debt	239,085	239,085
Short-term advances payable	37,529	2,323,967
Total liabilities from discontinued operations	$2,556,940	$4,818,427

Net income (loss) from discontinued operations for the nine months ended September 30, 2026 and 2025, were comprised of the following components:

	Nine Months ended September 30,
	2026	2025
Other expense:
Interest expense	$(62,792)	$(114,784)
Gain on write off of time barred debt	2,324,279	—
Net income (loss) from discontinued operations	$2,261,487	$(114,784)

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

Results of Operations for the Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025

Sales and Cost of Sales

During the three months ended September 30, 2026 and 2025, we had net sales of $663,511 and $448,492, respectively, an increase of $215,019 or 47.9%. We had cost of sales of $433,315 and $270,666, respectively, and gross profit of $230,196 and $177,826, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. We had higher revenue in the current period due to increased demand for our vapor products.

Operating Expenses

During the three months ended September 30, 2026 and 2025, employee costs were $121,140 and $142,869, respectively, a decrease of $21,729 or 15.2%.

During the three months ended September 30, 2026 and 2025, selling, general, and administrative expenses (“SG&A”) were $156,019 and $201,461, respectively, a decrease of $45,442 or 22.6%. The decrease in SG&A expenses was primarily the result of lower promotional and general operating expenditures during the quarter.

Other Expense

Total other expense during the three months ended September 30, 2026 was $225,655 compared to $239,704 in the prior period. In the current period we had $218,156 of interest expense and a loss of $7,499 on derivative valuation. In the prior period we had $206,458 of interest expense, a loss of $38,936 on derivative valuation and a gain on forgiveness of debt of $5,690.

Net Loss

Our net loss from continuing operations for the three months ended September 30, 2026, was $272,618 compared to $406,208 for the three months ended September 30, 2025, a decrease in our net loss from continuing operations of $133,590 or 32.9%. Our net loss decreased in the current period primarily because of a lower loss from operations of $46,963 in the current period compared to a loss from operations of $166,504 in the prior period.

For the three months ended September 30, 2026 and 2025, we recognized a loss from discontinued operations of $12,544 and $38,682, respectively.

Results of Operations for the Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025

Sales and Cost of Sales

During the nine months ended September 30, 2026 and 2025, we had net sales of $2,996,530 and $1,077,743, respectively, an increase of $1,918,787 or 178.0%. We had cost of sales of $1,683,928 and $544,681, respectively, and gross profit of $1,312,602 and $533,062, respectively. Revenues are derived from the design, manufacture, and delivery of certain licensed products in accordance with our GloBrands-HUSTLER® distribution agreement. We had higher revenue in the current period due to increased demand for our vapor products.

Operating Expenses

During the nine months ended September 30, 2026 and 2025, employee costs were $379,727 and $394,323 respectively, a decrease of $14,596 or 3.7%.

During the nine months ended September 30, 2026 and 2025, selling, general, and administrative expenses (“SG&A”) were $783,088 and $541,774, respectively, an increase of $241,314 or 44.5%. The increase in SG&A expenses period over period was the result of increased promotional activities to support higher sales.

Other Expense

Total other expense during the nine months ended September 30, 2026 was $583,659 compared to $645,257 in the prior period. In the current period we had $644,696 of interest expense, a gain of $55,526 on derivative valuation and a gain on forgiveness of debt of $5,511. In the prior period we had $612,219 of interest expense, a loss of $34,552 on derivative valuation, a loss on disposal of asset of $9,323, a gain on forgiveness of debt of $10,831 and other income of $6.

Net Loss

Our net loss from continuing operations for the nine months ended September 30, 2026, was $433,872 compared to $1,048,292 for the nine months ended September 30, 2025, a decrease in our net loss from continuing operations of $614,420. Our net loss decreased in the current period as a result of our income from operations of $149,787 compared to a loss from operations of $403,035 in the prior period.

For the nine months ended September 30, 2026, we recognized a gain from discontinued operations of $2,261,487 due to the extinguishment of time barred debt $2,324,279 partially offset by $62,792 of interest expense.

For the nine months ended September 30, 2025, we recognized a loss from discontinued operations of $114,784 due to interest expense.

Liquidity and Capital Resources

We have had a history of losses from operations, as our expenses have been greater than our revenue. Our accumulated deficit was approximately $60.5 million at September 30, 2026. As of September 30, 2026, we had current assets of $2.4 million and current liabilities of approximately $25.3 million, resulting in a working capital deficit of approximately $22.9 million at September 30, 2026.

Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $216,881, compared with net cash used in operating activities of $1,031,790 during the nine months ended September 30, 2025. The decrease in cash used was primarily attributable to improved operating results, partially offset by changes in working capital.

Financing Activities

During the nine months ended September 30, 2026, financing activities provided $337,993 of cash, compared to $1,051,064 of cash provided during the nine months ended September 30, 2025. Cash provided in financing consisted mostly of related party loans.

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

Convertible Debentures and Note Payable

We currently have an outstanding amended, restated, and consolidated secured convertible debenture with Tekfine, LLC, an unrelated entity, to the extent not previously converted. The amended debenture had a total outstanding principal balance of $2.4 million, with accrued interest of approximately $2.3 million as of September 30, 2026. We also have four additional convertible debentures with Tekfine. On November 26, 2025, the Company and the lender entered into a Forbearance and Standstill Agreement, extending the maturity dates on all debentures to April 30, 2027.

The convertible debentures and accrued interest are convertible into shares of our common stock at the lower of $100 or $0.10 (depending on the instrument) or the lowest bid price for the 20 trading days prior to conversion.

As of September 30, 2026 and December 31, 2025, there is $1,738,692 and $1,400,699 of short-term advances due to related parties, respectively. The advances are due on demand and included in current liabilities. No demand for payment has been made.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2026, the Company had cash of approximately $131,000, a working capital deficit of approximately $22.9 million, and an accumulated deficit of approximately $60.5 million. In addition, the Company incurred a loss from continuing operations of approximately $434,000 for the nine months ended September 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2026, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods prescribed by U.S. Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K.

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

CIRTRAN CORPORATION

Dated: November 13, 2026	By:	/s/ Iehab Hawatmeh
Iehab Hawatmeh, President
Principal Executive and Financial Officer

